Form 10-Q
period 2002-03-31
GLOBAL MACRO TRUST
filed 2002-08-14
CIK 1145765

FORM 10-Q

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  March 31, 2002

                                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to _________

     Commission File Number 333-67072

                              GLOBAL MACRO TRUST
            (Exact name of registrant as specified in its charter)

          Delaware                                          36-362830
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)


                      c/o Millburn Ridgefield Corporation
                            411 West Putnam Avenue
                         Greenwich, Connecticut 06830

                   (Address of principal executive offices)
                                  (Zip Code)

                                (203) 625-7554
             (Registrant's telephone number, including area code)



          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                             Yes      No  X
                                                                 ---     ---

                        PART I -- FINANCIAL INFORMATION

Global Macro Trust (the "Trust") was organized on July 23, 2001 under the Delaware Business Trust Act and its Registration Statement under the Securities Act of 1933, as amended, became effective on March 26, 2002. The Trust has had no operations through March 31, 2002 other than with respect to matters relating to its organization and registration of its Units of Beneficial Interest under the Securities Act of 1933, as amended.

Item 1.           Financial Statements

                              GLOBAL MACRO TRUST
                       STATEMENT OF FINANCIAL CONDITION

                                    ASSETS:

                                                   31-Mar-02        31-Dec-01
                                                   ---------        ---------

                  Cash                             $2,028           $2,018
                                                    -----            -----

                           Total assets            $2,028           $2,018
                                                    =====            =====

                                TRUST CAPITAL:

                  Trust Capital (1)(2)(6):

                  Managing Owner interest             406           $  404
                  Initial Unitholder interest      $1,622            1,614
                                                    -----           ------

                   Total Trust capital             $2,028           $2,018
                                                    =====           ======

                See accompanying notes to financial statements.


                              GLOBAL MACRO TRUST
                            STATEMENT OF OPERATIONS
                             For the three months
                             ended March 31, 2002

                                                                 31-Mar-02
                                                                 ---------

                  Interest Income                                   $10
                                                                     --

                  Net Income                                        $10
                                                                     --

                See accompanying notes to financial statements.

                              GLOBAL MACRO TRUST
                     STATEMENT OF CHANGES IN TRUST CAPITAL
                             For the three months
                             ended March 31, 2002

                                                        Managing
                                                        --------
                                      Unitholders         Owner          Total
                                      -----------         -----          -----

Trust capital December 31, 2001      $    1,614        $    404       $  2,018

Net income                                    8               2             10
                                      ---------        --------       --------

Trust capital at March 31, 2002      $    1,622       $     406      $   2,028
                                     ----------        --------       --------

                See accompanying notes to financial statements.

       The Trust has not yet commenced trading operations and its assets and liabilities are nominal.

Notes to Financial Statements - Global Macro Trust

(1)   Organization and Significant Accounting Policies

     Global Macro Trust (the "Trust") was organized on July 23, 2001 under the Delaware Business Trust Act and has had no operations to date other than matters relating to its organization and registration of its Units of Beneficial Interest ("Units") under the Securities Act of 1933, as amended. At such time, the only capital contributed to the Trust was the original capital contribution of $400 by Millburn Ridgefield Corporation (the "Managing Owner") and $1,600 by the Initial Unitholder. These contributions have been made to the Trust. Upon commencement of operations, the Managing Owner has agreed to make additional capital contributions as Managing Owner so that its aggregate capital contribution to the Trust will equal at least the greater of $500,000 or 1% of the total capital accounts of the Trust. The Managing Owner and the holders of Units issued by the Trust will share in any profits and losses of the Trust in proportion to the percentage interest owned by each, subject to the Managing Owner's receipt of a 7.0% annual Brokerage Fee (6.5%, 6%, 5.5% or 4% in the case of Unitholders whose investments equal or exceed $100,000, $500,000 or $1,000,000 or who invest through asset-based or fixed fee investment programs or a 401(k) plan or other employer-sponsored employee benefit plan custodied with a Selling Agent, respectively) and 20% annual Profit Share.

     The proceeds of the offering of Units will be held in cash or invested in U.S. Treasury securities, commercial paper and other cash equivalents and used to trade in the futures, options and forward markets.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

(2)   The Offering of the Units

     The Trust will offer Units to the public initially at the price of $1,000 per Unit, and, after the initial sale of the Units, at the Net Asset Value per Unit (as defined in the Declaration of Trust and Trust Agreement) as of the first business day of each calendar month. Selling commissions will be paid by the Managing Owner. These selling commissions will equal 4% (3.5%, 3%, or 2% in the case of Unitholders whose investments equal or exceed $100,000, $500,000 or $1,000,000, respectively) of the subscription price (Net Asset Value) per Unit after trading begins. The Managing Owner will pay an administrative fee of 0.35% of Net Asset Value in respect of Units sold through, and participating in, asset-based or fixed fee investment programs, such as broker "wrap accounts," and 401(k) and other employer-sponsored employee benefit plans custodied with a Selling Agent.

     The proceeds from the subscriptions for Units will be held in the Trust's name at FRB National Bank and Trust and invested in interest-bearing obligations. Interest earned on subscription proceeds while held pending investment in the Trust's trading account will be paid to the Trust. If a subscription is rejected, the subscription funds plus any interest earned while held in the Trust's account will be returned to the investor promptly following the end of the month in which such subscription was rejected.

(3)   Organizational and Initial Offering Costs

     Organizational and initial offering costs will be borne by the Managing Owner, not the Trust.


(4)   Operating Expenses

     The Trust will pay Brokerage Fees, "bid-ask" spreads, administrative expenses and Profit Shares.

     A. Brokerage fees will be paid to the Managing Owner at the annual rate of 7.0% of the Trust's average month-end Net Assets (prior to reduction for accrued Brokerage Fees or Profit Shares). Brokerage Fees will be paid at rates of 6.5%, 6%, and 5.5% of average month-end Net Assets (prior to reduction for accrued Brokerage Fees or Profit Shares) in respect of Units sold to subscribers whose investments in the Units equal or exceed $100,000, $500,000 or $1,000,000, respectively. In respect of Units sold through, and participating in, asset-based or fixed-fee investment programs, Brokerage Fees will be paid at the rate of 4% of average month-end Net Assets (prior to reduction for accrued Brokerage Fees or Profit Shares).

     B. "Bid-ask" spreads will be paid by the Trust on a per-transaction basis to the Trust's forward contract counterparties.

     C. Profit Shares equal to 20% of any New Trading Profits in excess of the highest cumulative level of Trading Profit as of any previous calendar year-end will be paid to the Managing Owner.

     The Trust will pay its legal, accounting, auditing, printing, postage and similar administrative expenses (including the Trustee's fees, the charges of an outside accounting services agency and the expenses of updating the Prospectus), as well as extraordinary costs.

     The Managing Owner has elected not to charge fees until the commencement of trading operations.

(5)   Termination

     The Trust will terminate on December 31, 2031 or at an earlier date if certain conditions occur as defined in the Declaration of Trust and Trust Agreement.

(6)   Redemptions

     Units may be redeemed, at the option of any Unitholder, at Net Asset Value as of the close of business on the last business day of any calendar month on ten days' prior written notice to the Managing Owner. Persons who redeem Units on or prior to the end of the first and second successive six-month periods after such Units are sold will be assessed redemption charges of 4% and 3%, respectively (3.5% and 2.5%, 3% and 2%, and 2% and 1%, respectively, in the case of subscriptions equaling or exceeding $100,000, $500,000 or $1,000,000, respectively) of their redeemed Units' Net Asset Value as of the date of redemption. All redemption charges will be paid to the Managing Owner. Units sold through, and participating in, asset-based or fixed fee investment programs or a 401(k) plan or other employer-sponsored employee benefit plan custodied with a Selling Agent are not subject to redemption charges.

(7)  Financial Highlights

     Financial highlights for the period ending March 31, 2002 are as follows:

     Ratio of net investment income to average net assets (annualized) 2.00%
                                                                       -----

     Total return                                                      0.50%
                                                                       -----

Item 2:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

OPERATIONAL OVERVIEW

Once the Trust commences operations, the Trust will trade futures, options and forward contracts on interest rates, commodities, currencies, metals, energy and stock indices. Due to the nature of the Trust's business, substantially all its assets will be represented by cash, United States government obligations and short-term foreign sovereign debt obligations, while the Trust will maintain its market exposure through open futures and forward contract positions.

Due to the nature of the Trust's business, its results of operations will depend on the Managing Owner's ability to recognize and capitalize on trends and other profit opportunities in different sectors of the global capital and commodity markets. Because of the speculative nature of its trading, operational, seasonal or economic trends are expected to have little relevance to the Trust's results. The Managing Owner believes, however, that there are certain market conditions, for example, markets with strong price trends, in which the Trust has a better likelihood of being profitable than in others.

LIQUIDITY AND CAPITAL RESOURCES

The Trust's registration statement became effective on March 26, 2002 and the Trust had not commenced operations as of March 31, 2002.

The Trust raises capital only through the sale of Units and trading profits (if any) and does not engage in borrowing. Units are offered for sale as of the beginning of each month.

During the three-month period ended March 31, 2002, the Trust experienced no meaningful periods of illiquidity.

RESULTS OF OPERATIONS

The Trust was organized on July 23, 2001 under the Delaware Business Trust Act, and the Trust's Registration Statement under the Securities Act of 1933, as amended, became effective on March 26, 2002. The Trust had no operations through March 31, 2002 other than with respect to matters relating to its organization and registration of its Units of Beneficial Interest under the Securities Act of 1933, as amended. The only capital contributed to the Trust through March 31, 2002 was the original capital contribution of $400 by Millburn Ridgefield Corporation, the Trust's Managing Owner, and $1,600 by its Initial Unitholder.

During the three-month period ended March 31, 2002, the Trust earned $10 in interest on the capital contributions described above.

Item 3: Quantitative and Qualitative Disclosures
        About Market Risk

     Not applicable. The Trust had not commenced operations as of March 31, 2002 and is otherwise a small business issuer.

                         PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         2(c)

Reg. SK 701 (sales of unregistered securities)
----------------------------------------------

     (a) On July 23, 2001, the Trust sold $1,600 worth of Units of Beneficial Interest in connection with the formation of the Trust as a Delaware business trust under the Delaware Business Trust Act.

     (b) No underwriter or selling agent was involved in the sale of the unregistered securities. The securities were sold to Nestor Partners, a commodity pool operated by the Trust's managing owner.

     (c) The aggregate offering and sale price of the securities sold was $1,600. There were no discounts or commissions.

     (d) The sale was made pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. The sale was made in connection with the formation of the Trust under the Delaware Business Trust Act to Nestor Partners, a commodity pool operated by Millburn Ridgefield Corporation, the managing owner of the Trust. Nestor Partners is an accredited investor.

     (e) Not applicable.

         2(d)

Reg. SK 701(f) (use of proceeds)
--------------------------------

     (1) The use of proceeds information is being disclosed for Registration Statement No. 333-67072 declared effective on March 26, 2002.

     (2) As of March 31, 2002, the offering had not commenced. The Trust had not printed its prospectus and other offering materials as of such date.

     (3) Not applicable. See (2) above.

     (4) (i) Not applicable. See (2) above.

         (ii) UBS PaineWebber Inc. is the Trust's principal selling agent.

         (iii) Securities registered are Units of Beneficial Interest in a Delaware business trust.

         (iv) For the account of the Trust, the amount of Units registered is $50,000,000. The aggregate offering price of the Units will be $50,000,000. As of March 31, 2002, no registered securities have been sold (see (2) above).

         (v) As of March 31, 2002, no expenses were incurred for the account of the Trust.

         (vi) Not applicable. See (2) and (4)(v) above.

         (vii) Not applicable. See (2) above.

         (viii) Not applicable.



Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        (a)      Exhibits

                 99(a) - Certification of Chief Executive Officer
                 99(b) - Certification of Chief Financial Officer

        (b)      Reports on Form 8-K:      None

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 8th day of August 2002.

  GLOBAL MACRO TRUST

  By:  Millburn Ridgefield Corporation,
       Managing Owner


   By   /s/ Tod A. Tanis                                        August 8, 2002
            ------------
            Tod A. Tanis
            Vice President
            (principal accounting officer)