Form 10-Q
period 2002-06-30
GLOBAL MACRO TRUST
filed 2002-08-14
CIK 1145765

FORM 10-Q

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  June 30, 2002

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to _________

     Commission File Number  333-67072

                              GLOBAL MACRO TRUST
            (Exact name of registrant as specified in its charter)

           Delaware                                  36-362830
(State or other jurisdiction of
 incorporation or organization)        (IRS Employer Identification No.)



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


                                                          Yes   X    No
                                                             -----      -----

                        PART I -- FINANCIAL INFORMATION

Global Macro Trust (the "Trust") was organized on July 23, 2001 under the Delaware Business Trust Act and its Registration Statement under the Securities Act of 1933, as amended, became effective on March 26, 2002. The Trust has had no operations through June 30, 2002 other than with respect to matters relating to its organization and registration of its Units of Beneficial Interest under the Securities Act of 1933, as amended.

Item 1.           Financial Statements

                              GLOBAL MACRO TRUST
                       STATEMENT OF FINANCIAL CONDITION


                                    ASSETS:

                                            30-Jun-02             31-Dec-01
                                            ---------             ---------

         Cash                              $1,290,457                $2,018
                                            ---------                 -----

         Total assets                      $1,290,457                $2,018
                                            =========                 =====


                        LIABILITIES and TRUST CAPITAL:

         Subscriptions received in
         advance                           $1,288,423                 $0.00
                                            ---------                  ----

         Trust Capital (1)(2)(6):
           Managing Owner interest                407               $   404
           Initial Unitholder interest          1,627                 1,614
                                                -----                 -----

           Total Trust capital                  2,034                $2,018
                                                -----                ======

           Total Liabilities and
                 Trust Capital             $1,290,457                $2,018
                                            =========                 =====

                See accompanying notes to financial statements.


                              GLOBAL MACRO TRUST
                            STATEMENT OF OPERATIONS
                      For the period ending June 30, 2002

                                    For three months            For six months
                                    ended 30-Jun-02             ended 30-Jun-02
                                    -----------------           ---------------

        Interest Income                     $6                        $16
                                             -                         --

        Net Income                          $6                        $16
                                             =                         ==

                See accompanying notes to financial statements.

                              GLOBAL MACRO TRUST
                     STATEMENT OF CHANGES IN TRUST CAPITAL
                     For three months ended June 30, 2002

                                                       Managing
                                                       --------
                                      Unitholders       Owner          Total
                                      -----------       -----          ------

 Trust capital at March 31, 2002    $    1,622        $    406       $  2,028

 Net income                                  5               1              6
                                     ---------        --------       --------

 Trust capital at June 30, 2002    $     1,627       $     407      $   2,034
                                    ----------        --------       --------


                               GLOBAL MACRO TRUST
                      STATEMENT OF CHANGES IN TRUST CAPITAL
                       For six months ended June 30, 2002

                                                          Managing
                                                          --------
                                         Unitholders       Owner          Total
                                         -----------       -----          -----

   Trust capital at December 31, 2001   $    1,614        $    404     $  2,018

   Net income                                   13               3           16
                                         ---------        --------       ------

   Trust capital at June 30, 2002       $    1,627        $    407     $  2,034
                                        ----------        --------       ------

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

(7)  Financial Highlights

     Financial highlights for the period the six months ending June 30, 2002 are as follows:

     Ratio of net investment income to average net assets (annualized) 1.59%
                                                                       -----

     Total return                                                      0.79%
                                                                       -----

     Financial highlights for the three-month period ending June 30, 2002 are as follows:

     Ratio of net investment income to average net assets (annualized) 1.18%
                                                                       -----

     Total return                                                      0.30%
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

LIQUIDITY AND CAPITAL RESOURCES

The Trust's registration statement became effective on March 26, 2002 and the Trust had not commenced operations as of June 30, 2002.

The Trust raises capital only through the sale of Units and trading profits (if any) and does not engage in borrowing. Units are offered for sale as of the beginning of each month

During the three-month period ended June 30, 2002, the Trust experienced no meaningful periods of illiquidity.

RESULTS OF OPERATIONS

The Trust was organized on July 23, 2001 under the Delaware Business Trust Act, and the Trust's Registration Statement under the Securities Act of 1933, as amended, became effective on March 26, 2002. The Trust had no operations through June 30, 2002 other than with respect to matters relating to its organization and registration of its Units of Beneficial Interest under the Securities Act of 1933, as amended. The only capital contributed to the Trust through June 30, 2002 was the original capital contribution of $400 by Millburn Ridgefield Corporation, the Trust's Managing Owner, and $1,600 by its Initial Unitholder.

During the three-month period ended June 30, 2002, the Trust earned $6 in interest on the original capital contributions described above.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

     Not applicable. The Trust had not commenced operations as of June 30, 2002 and is otherwise a small business issuer.

                         PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

        None

Item 2. Changes in Securities

        2(c)

Reg. SK 701 (sales of unregistered securities)
----------------------------------------------

     There were no sales of unregistered securities during the three-month period ended June 30, 2002.

2(d)

Reg. SK 701(f) (use of proceeds)
--------------------------------

     (1) The use of proceeds information is being disclosed for Registration Statement No. 333-67072 declared effective on March 26, 2002.

     (2) The offering of the Trust's Units of Beneficial Interest commenced on or about April 28, 2002 and Units are offered as of the beginning of each calendar month on a continuous basis.

     (3) Not applicable.

     (4) (i) The offering of the Trust's securities has not terminated.

     (iv) For the account of the Trust, the amount of Units registered is $50,000,000. The aggregate offering price of the Units registered is $50,000,000. As of June 30, 2002, the Trust completed the sale of $1,288,423 of Units and the aggregate offering price of the amount sold was $1,288,423.

     (v) As of June 30, 2002, no expenses were incurred for the account of the Trust.

     (vi) Net offering proceeds to the Trust as of June 30, 2002 were $1,288,423.

     (vii) As of June 30, 2002, $1,288,423 of net offering proceeds were held in the Trust's bank money market account and brokerage accounts pending commencement of the Trust's trading operations.

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