Form 10-Q
period 2002-09-30
GLOBAL MACRO TRUST
filed 2002-11-15
CIK 1145765

FORM 10-Q
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


            [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

               For the Quarterly Period Ended:  September 30, 2002
                                     or
           [ ]   Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


                      Commission File Number:  333-67072

                           GLOBAL MACRO TRUST
           (Exact name of registrant as specified in its charter)

             Delaware                             06-6415-583
  (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)             Identification No.)

                     c/o MILLBURN RIDGEFIELD CORPORATION
                           411 West Putnam Avenue
                        Greenwich, Connecticut  06830
                  (Address of principal executive offices)

Registrant's telephone number, including area code:  (203) 625-7554

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant           Units of Beneficial Interest
   to Section 12(g) of the Act:                 (Title of Class)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes    [X]                                      No    [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

          Yes    [ ]                                      No    [X]

GLOBAL MACRO TRUST INDEX (commenced trading operations July 1, 2002)

Part I - Financial Information
Financial Statements:                                          Pages
   Statements of Financial Condition at
      September 30, 2002 and December 31, 2001 (unaudited)       1-2
   Statements of Operations for the Three Months Ended
      September 30, 2002 (unaudited)                             3-4
   Statements of Operations for the Nine Months Ended
      September 30, 2002 (unaudited)                             5-6
   Condensed Schedule of Investments at
      September 30, 2002 (unaudited)                             7-8
   Statements of Trust Capital for the Three Months
      Ended September 30, 2002 (unaudited)                       9
   Statements of Trust Capital for the Nine Months
      Ended September 30, 2002 (unaudited)                      10
   Financial Highlights for the Three Months Ended
      September 30, 2002 (unaudited)                            11
   Financial Highlights for the Nine Months Ended
      September 30, 2002 (unaudited)                            12
   Notes to Financial Statements (unaudited)                    13-15
Part II - Other Information                                     16-23

PART I. FINANCIAL INFORMATION                                          Page 1

ITEM I. FINANCIAL STATEMENTS

GLOBAL MACRO TRUST (commenced trading operations July 1, 2002)

Statements of Financial Condition (UNAUDITED)

                                                30-Sep-02          31-Dec-01
Assets:                                       -------------      -------------
Cash                                          $    251,789       $      2,018
Cash denominated in foreign currencies
 (cost $72,214 and $0,000 at September 30,
 2002 and December 31, 2001)                        67,459                 0
Investments in U.S. Treasury notes - at
 value (amortized cost $4,628,050 and
 $0,000 at September 30, 2002 and
 December 31, 2001)                              4,622,125                 0
Unrealized appreciation/(depreciation)
 on open contracts                                 737,303                 0
                                              -------------      -------------
Total equity in trading accounts                 5,678,676              2,018

Investments in U.S. Treasury notes - at
 value (amortized cost $8,901,355 and
 $0,000 at September 30, 2002 and
 December 31, 2001)                              8,910,563                 0
Money market fund                                2,400,215                 0
Accrued interest receivable                        211,526                 0
                                              -------------      -------------
Total Assets                                  $ 17,200,980       $     2,018
                                              =============      =============

Liabilities & Trust Capital:
Due to General Partner                        $      1,678       $         0
Redemptions payable to Unitholders                  19,360                 0
Incentive fee payable                              189,102                 0
Subscriptions received in advance                3,291,656                 0
Accrued brokerage commissions                       59,604                 0
                                              -------------      -------------
Total Liabilities                                3,561,400                 0
                                              -------------      -------------

GLOBAL MACRO TRUST (commenced trading operations July 1, 2002)         Page 2

Statements of Financial Condition (UNAUDITED) (Continuied)

                                                30-Sep-02          31-Dec-01
Assets:                                       -------------      -------------
Trust Capital:
   Managing Owner (2074.788 and 0.400
    managing owner units outstanding at
    September 30, 2002 and
    December 31, 2001)                           2,257,994                404
   Unitholders (10458.139 and 1.600
    units of beneficial interest
    outstanding at September 30, 2002
    and December 31, 2001                       11,381,586              1,614
                                              -------------      -------------
Total Trust Capital                             13,639,580              2,018
                                              -------------      -------------
Total Liabilities and Trust Capital           $ 17,200,980       $      2,018
                                              =============      =============



Net Asset Value per Unit                      $   1,008.30       $   1,009.00
                                              =============      =============


              See accompanying notes to financial statements.

GLOBAL MACRO TRUST (commenced trading operations July 1, 2002)         Page 3
Statements of Operations
For the three months ended September 30, 2002 (UNAUDITED)

                                                Sep 30, 2002
                                                ------------
Investment income:
   Interest income                              $    36,935
                                                ------------
Expenses
   Administrative expenses                           12,576
   Brokerage commissions                            129,902
                                                ------------
      Total expenses                                142,478
                                                ------------
      Net investment loss                          (105,543)

Realized and unrealized gains (losses)
   Net gains (losses) on trading of futures
    and forward contracts
      Net realized gains (losses) on
       closed positions:
         Futures and forward contracts              602,008
         Foreign exchange transactions                   0
                                                ------------
         Net realized gains (losses) on
          closed positions                          602,008
                                                ------------
      Net change in unrealized appreciation
       (depreciation):
         Futures and forward contracts              737,303
         Foreign exchange translation                (4,755)
                                                ------------
            Net change in unrealized
             appreciation (depreciation)            732,548
                                                ------------
            Net realized and unrealized gains
             (losses) on trading of futures
             and forward contracts and foreign
             exchange translation                 1,334,556
                                                ------------
   Net gains (losses) from U.S. Treasury obligations
      Net realized gains                                 0
      Net change in unrealized appreciation
       (depreciation)                                 3,283
                                                ------------
         Net gains (losses) from U.S.
          Treasury obligations                        3,283
                                                ------------
         Total net realized and unrealized
          gains (losses)                          1,337,839
                                                ------------
         Net income (loss) before profit
          share to managing owner                 1,232,296
                                                ------------

GLOBAL MACRO TRUST (commenced trading operations July 1, 2002)         Page 4
Statements of Operations
For the three months ended September 30, 2002 (UNAUDITED) Continued

                                                Sep 30, 2002
                                                ------------

   Less profit share to Managing Owner              189,102
                                                ------------
         Net income (loss)                      $ 1,043,194
                                                ============
         Net income (loss) per unit             $     71.30


              See accompanying notes to financial statements.

GLOBAL MACRO TRUST (commenced trading operations July 1, 2002)         Page 5
Statements of Operations
For the nine months ended September 30, 2002 (UNAUDITED)

                                                Sep 30, 2002
                                                ------------
Investment income:
   Interest income                              $    36,951
                                                ------------
Expenses
   Administrative expenses                           12,576
   Brokerage commissions                            129,902
                                                ------------
      Total expenses                                142,478
                                                ------------
      Net investment loss                          (105,527)

Realized and unrealized gains (losses)
   Net gains (losses) on trading of futures
    and forward contracts
      Net realized gains (losses) on
       closed positions:
         Futures and forward contracts              602,008
         Foreign exchange transactions                   0
                                                ------------
         Net realized gains (losses) on
          closed positions                          602,008
                                                ------------
      Net change in unrealized appreciation
       (depreciation):
         Futures and forward contracts              737,303
         Foreign exchange translation                (4,755)
                                                ------------
            Net change in unrealized
             appreciation (depreciation)            732,548
                                                ------------
            Net realized and unrealized gains
             (losses) on trading of futures
             and forward contracts and foreign
             exchange translation                 1,334,556
                                                ------------
   Net gains (losses) from U.S. Treasury obligations
      Net realized gains                                 0
      Net change in unrealized appreciation
       (depreciation)                                 3,283
                                                ------------
         Net gains (losses) from U.S.
          Treasury obligations                        3,283
                                                ------------
         Total net realized and unrealized
          gains (losses)                          1,337,839
                                                ------------
         Net income (loss)                        1,232,312
                                                ------------

GLOBAL MACRO TRUST (commenced trading operations July 1, 2002)         Page 6

Statements of Operations
For the nine months ended September 30, 2002 (UNAUDITED) Continued

                                                Sep 30, 2002
                                                ------------

   Less profit share to Managing Owner              189,102
                                                ------------
         Net income (loss)                      $ 1,043,210
                                                ============
         Net income (loss) per unit             $     79.30


              See accompanying notes to financial statements.

GLOBAL MACRO TRUST (commenced trading operations July 1, 2002)         Page 7

Condensed Schedule of Investments at September 30, 2002 (UNAUDITED)

                                    Net Unrealized
                                    Appreciation/
                                    (Depreciation)    Net Unrealized
                                  as a percentage of  Appreciation/
  Futures and Forward Contracts     Trust Capital     (Depreciation)
  -----------------------------   ------------------  ---------------
   Futures Contracts Purchased            6.35%
      Energies                                          $    37,878
      Interest rates                                        818,326
      Metals                                                 11,790
      Softs                                                  (1,388)
                                                      ---------------
         Total Futures Contracts Purchased                  866,606
                                                      ---------------

   Futures Contracts Sold                 0.25%
      Interest rates                                        (28,424)
      Metals                                                (15,531)
      Softs                                                  (2,780)
      Stock Indices                                          77,461
      Grains                                                  3,850
                                                      ---------------
         Total Futures Contracts Sold                        34,576
                                                      ---------------
         Total investment in futures
          contracts                       6.60%             901,182
                                                      ---------------
   Forward Contracts Purchased            0.56%              75,950
                                                      ---------------
   Forward Contracts Sold                -1.76%            (239,829)
                                                      ---------------
      Total investment in forward
      contracts                          -1.20%            (163,879)
                                                      ---------------
   Total Investments in futures and
   forward contracts                      5.40%       $     737,303
                                                      ===============

               See accompanying notes to financial statements.

GLOBAL MACRO TRUST (commenced trading operations July 1, 2002)         Page 8

                                                    Value as a
                                                    % of Trust
Face Amount Investments in U.S. Treasury Notes        Capital        Value
----------- ----------------------------------      ------------ -------------
            Government - United States                  99.22%
$4,000,000   U.S. Treasury notes, 4.000%, 4/30/2003              $  4,058,750
 4,800,000   U.S. Treasury notes, 5.75%, 10/31/2002                 4,815,000
 4,600,000   U.S. Treasury notes, 4.625%, 2/28/2003                 4,658,938
                                                                 -------------
                  Total investments in U.S. Treasury
                  notes (amortized cost $13,529,405)    99.22%   $ 13,532,688
                                                                 -------------

                                   Percent of      Net Unrealized
   Currency Composition -        Unrealized to     Appreciation/
   Futures & Forward Contracts  Total Unrealized   (Depreciation)
                                -----------------  ---------------
   British Pound                     0.05%         $        362
   Euro                             51.86%              382,366
   Hong Kong Dollar                  1.97%               14,507
   Japanese Yen                      6.58%               48,496
   Norwegian krona                   1.92%               14,167
   U.S. Dollar                      37.62%              277,405
                                -----------------   --------------
      Total                        100.00%          $   737,303
                                =================   ==============

                  See accompanying notes to financial statements.

GLOBAL MACRO TRUST (commenced trading operations July 1, 2002)         Page 9

Statement of Trust Capital
For the three months ended September 30, 2002 (UNAUDITED)

                       Unit      Unitholder   Managing     Managing
                     Holders       Units       Owner     Owner Units    Total
                   ------------ ------------ ----------- ----------- -----------
Trust Capital at
 June 30, 2002
 2.000 Units)      $     1,627        1.600  $      404       0.400  $     2,034
Addition of
 12,550.345 Units   10,613,790   10,474.328   2,001,600   2,076.017   12,615,390
Redemption of
 (19.418) Units        (19,360)     (17.789)     (1,678)     (1.629)     (21,038)
Net Income(Loss)       785,529           0      257,665          0     1,043,194
                   ------------ -----------  ----------- ----------- ------------
Trust Capital at
 September 30,
 2002, (12,532.927
 Units)            $11,381,586   10,458.139  $2,257,994   2,074.788  $13,639,580
                   ============ ===========  =========== =========== ============


Net Asset Value per Unit at September 30, 2002                       $  1,088.30
                                                                     ============


                 See accompanying notes to financial statements.

GLOBAL MACRO TRUST (commenced trading operations July 1, 2002)         Page 10

Statement of Trust Capital
For the nine months ended September 30, 2002 (UNAUDITED)

                       Unit      Unitholder   Managing     Managing
                     Holders       Units       Owner     Owner Units    Total
                   ------------ ------------ ----------- ----------- -----------
Trust Capital at
 December 31, 2001
 2.000 Units)      $     1,614       1.600   $      404       0.400  $     2,018
Addition of
 12,550.345 Units   10,613,790  10,474.328    2,001,600   2,076.017   12,615,390
Redemption of
 (19.418) Units        (19,360)    (17.789)      (1,678)     (1.629)     (21,038)
Net Income(Loss)       785,542          0       257,668          0     1,043,210
                   ------------ -----------  ----------- ----------- ------------
Trust Capital at
 September 30,
 2002, (12,532.927
 Units)            $11,381,586  10,458.139   $2,257,994   2,074.788  $13,639,580
                   ============ ===========  =========== =========== ============

Net Asset Value per Unit at September 30, 2002                       $  1,088.30
                                                                     ============


                 See accompanying notes to financial statements.

GLOBAL MACRO TRUST (commenced trading operations July 1, 2002)         Page 11

Financial Highlights (Unaudited) Per Unit
Operating Performance for the three months ended
September 30, 2002 (unaudited) were as follows:

                                      Sep 30, 2002
                                      ------------
Net income (loss) from operations:
   Net investment loss                $    (37.08)
   Net realized and unrealized
    gains (losses) on trading of
    futures and forward contracts          125.13
   Net gains (losses) from U.S.
    Treasury obligations                     0.35
   Profit share expense                    (17.10)
                                      ------------
      Net income (loss) per unit            71.30

Net asset value per Unit,
 beginning of period                     1,017.00
                                      ------------
Net asset value per Unit,
 end of Period                        $  1,088.30
                                      ============

Total return and ratios for the three months ended September 30, 2002:

  Total return:                                        7.01%
  Ratio of expenses to average net assets:             7.11% (annualized)
  Ratio of net investment loss to average net assets: -5.61% (annualized)


              See accompanying notes to financial statements.

GLOBAL MACRO TRUST (commenced trading operations July 1, 2002)         Page 12

Financial Highlights (Unaudited) Per Unit
Operating Performance for the nine months ended
September 30, 2002 (unaudited) were as follows:

                                      Sep 30, 2002
                                      ------------
Net income (loss) from operations:
   Net investment loss                $    (29.08)
   Net realized and unrealized gains
    (losses) on trading of futures
    and forward contracts                   125.13
   Net gains (losses) from U.S.
    Treasury obligations                      0.35
   Profit share expense                     (17.10)
                                       ------------
      Net income (loss) per unit             79.30

Net asset value per Unit,
 beginning of period                      1,009.00
                                       ------------
Net asset value per Unit,
 end of Period                         $  1,088.30
                                       ============

Total return and ratios for the nine months ended September 30, 2002:
  Total return:                                        7.86%
  Ratio of expenses to average net assets:             7.11% (annualized)
  Ratio of net investment loss to average net assets: -5.61% (annualized)


              See accompanying notes to financial statements.

GLOBAL MACRO TRUST (commenced trading operations July 1, 2002)         Page 13

NOTES TO FINANCIAL STATEMENTS

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Trust's financial condition at September 30, 2002 (unaudited) and December 31, 2001 and the results of its operations for the three month and nine month periods ended September 30, 2002 and 2001. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to Item 1, "Financial Statements" The information contained therein is essential to, and should be read in connection with, the following analysis.

OPERATIONAL OVERVIEW

Due to the nature of the Trust's business, its results of operations depend on the Managing Owner's ability to recognize and capitalize on trends and other profit opportunities in different sectors of the global capital and commodity markets. The Managing Owner's trading methods are confidential, so that substantially the only information that can be furnished regarding the Trust's results of operations is contained in the performance record of its trading. Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Trust, and its past performance is not necessarily indicative of future results. Because of the speculative nature of its trading, operational or economic trends have little relevance to the Trust's results. The Managing Owner believes that there are certain market conditions, for example, markets with strong price trends, in which the Trust has a better likelihood of being profitable than in others.

LIQUIDITY AND CAPITAL RESOURCES

The Trust commenced trading operations July 1, 2002.

The Trust raises additional capital only through the sale of Units and trading profits (if any) and does not engage in borrowing. Units may be offered for sale as of the beginning of each month.

The Trust trades futures, options and forward contracts on interest rates, commodities, currencies, metals, energy and stock indices. Due to the nature of the Trust's business, substantially all its assets are represented by cash, United States government obligations and short-term foreign sovereign debt obligations, while the Trust maintains its market exposure through open futures and forward contract positions.

GLOBAL MACRO TRUST (commenced trading operations July 1, 2002)         Page 14

The Trust's assets are generally held as cash or cash equivalents which are used to margin or collateralize the Trust's futures and forward positions and are withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to daily price fluctuation limits, which are inherent in the Trust's futures and forward trading, the Trust's assets are highly liquid and are expected to remain so. During its operations through the three-month period ending September 30, 2002, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

                          30-Sep-02      30-Jun-02
                        -------------  -------------
        Ending Equity   $ 13,639,580   $      2,034

Due to the nature of commodity trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

The Trust was organized on July 23, 2001 under the Delaware Business Trust
Act, and the Trust's Registration Statement under the Securities Act of 1933, as amended, became effective on March 26, 2002. The Trust commenced trading operations July 1, 2002. Prior to the commencement of trading operations, the Trust earned $34 in interest from original capital contributions, which consisted of $400 from Millburn Ridgefield Corporation, the Trust's Managing Owner, and $1,600 from its Initial Unitholder. Net assets increased $13,637,546 for the three months ended September 30, 2002. This increase was attributable to subscriptions of $12,615,390 and net income from operations of $1,043,194, which was partially offset by redemptions of $21,038.

Brokerage commissions are calculated on the net asset value on the last day of each month and are affected by trading performance and redemptions. Brokerage commissions for the three months ended September 30, 2002 were $129,902.

The Trust's net asset value per unit registered a gain during its first quarter of operation, increasing 7.01%. Trading of interest rate, stock index, and energy futures was profitable, while currency trading resulted in losses.

Interest rates on government debt declined sharply during the summer. Hence, the trust's long positions in German 5 and 10-year bonds, U.S. Treasury 5 and 10-year notes and the 30-year bond, and short-term eurodollar deposits were profitable. A long Japanese government bond position was also profitable, although the size of the gain was cut significantly after a major sell-off in JGB's followed the Bank of Japan's announcement that it would purchase stocks from major banks.

Global stock markets declined further during the quarter. Short positions in German, Hong Kong, Japanese, and U.S. stock index futures were profitable.

GLOBAL MACRO TRUST (commenced trading operations July 1, 2002)         Page 15

Though energy prices were volatile during the quarter, long positions in crude oil, natural gas, London gas oil, and heating oil were profitable.
A long position in unleaded gasoline did produce a fractional loss, however.

Currency trading, on the other hand, was unprofitable during the July-September period. The sustained dollar decline that had characterized the second quarter came to an end in the third quarter. A trend reversal that started in late July was followed by volatile but generally non-directional market activity thereafter. Hence, short dollar positions relative to the yen, euro, Korean won, and Swiss franc produced losses, and were closed or reversed to long positions. Non-dollar cross rate trading had no significant impact on NAV for the quarter.

In the metals sector of the portfolio, a short aluminum trade generated a modest gain that offset a fractional loss on a short gold trade.

Finally, the gain from a long corn trade was partially offset by losses from trading cotton, and coffee.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable: The Trust is a small business issuer.

ITEM 4. CONTROLS AND PROCEDURES

Millburn Ridgefield Corporation, the Managing Owner of the Trust, with the participation of the Managing Owner's Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Trust within 90 days of the filing date of this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Managing Owner's internal controls with respect to the Trust or in other factors applicable to the Trust that could significantly affect these controls subsequent to the date of their evaluation.

GLOBAL MACRO TRUST (commenced trading operations July 1, 2002)         Page 16

PART II. OTHER INFORMATION

ITEM I. Legal Proceedings - None
ITEM 2. Changes in Securities and Use of Proceeds
        (c)

        Reg. S-K Item 701(f)

        (1) The use of proceeds information is being disclosed for Registration Statement No. 333-67072 declared effective on March 27, 2002.

        (4)(iv) For the account of the issuer, the amount of Units sold as of September 30, 2002 is $10,615,390, and the aggregate offering price of the amount sold as of September 30, 2002 is $10,615,390.

        (vi)   The net offering proceeds to the issuer totaled $10,615,390.

        (vii) From the effective date of the Registration Statements to September 30, 2002, the amount of net offering proceeds to the issuer for commodity futures and forward trading totaled $10,615,390.

ITEM 3. Defaults Upon Senior Securities - None
ITEM 4. Submission of Matters to a Vote of Security Holders - None
ITEM 5. Other Information - None
ITEM 6. (b) Reports on Form 8-K - None

GLOBAL MACRO TRUST (commenced trading operations July 1, 2002)         Page 17

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 29th day of October 2002.

   GLOBAL MACRO TRUST

   By:  Millburn Ridgefield Corporation,
        Managing Owner

Date: October 29, 2002
                              /s/Tod A. Tanis
                                 Tod A. Tanis
                                 Vice-President
                                (principal accounting officer)

GLOBAL MACRO TRUST (commenced trading operations July 1, 2002)         Page 18


CERTIFICATION OF CO-CHIEF EXECUTIVE OFFICER

I, George E. Crapple, Co-Chief Executive Officer of Millburn Ridgefield Corporation, the Managing Owner of Global Macro Trust (the "Trust"), do hereby certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Global Macro Trust;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Trust as of, and for, the periods presented in this quarterly report;

4. The Trust's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of Exchange Act Rule 15d-14) for the Trust and we have:

  (i) designed such disclosure controls and procedures to ensure that material information relating to the Trust, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  (ii) evaluated the effectiveness of the Trust's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  (iii) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Trust's other certifying officers and I have disclosed, based on our most recent evaluation, to the Trust's auditors and the audit committee of the Trust's board of directors (or persons performing the equivalent functions):

  (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the Trust's ability to record, process, summarize and report financial data and have identified for the Trust's auditors any material weaknesses in internal controls; and

  (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the Trust's internal controls; and

GLOBAL MACRO TRUST (commenced trading operations July 1, 2002)         Page 19

6. The Trust's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


By:  /s/ George E. Crapple
---------------------------
George E. Crapple
Co-Chief Executive Officer
November 12, 2002

GLOBAL MACRO TRUST (commenced trading operations July 1, 2002)         Page 20


CERTIFICATION OF CO-CHIEF EXECUTIVE OFFICER

I, Harvey Beker, Co-Chief Executive Officer of Millburn Ridgefield Corporation, the Managing Owner of Global Macro Trust (the "Trust"), do hereby certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Global Macro Trust;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Trust as of, and for, the periods presented in this quarterly report;

4. The Trust's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of Exchange Act Rule 15d-14) for the Trust and we have:

   (i) designed such disclosure controls and procedures to ensure that material information relating to the Trust, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   (ii) evaluated the effectiveness of the Trust's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   (iii) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Trust's other certifying officers and I have disclosed, based on our most recent evaluation, to the Trust's auditors and the audit committee of the Trust's board of directors (or persons performing the equivalent functions):

   (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the Trust's ability to record, process, summarize and report financial data and have identified for the Trust's auditors any material weaknesses in internal controls; and

   (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the Trust's internal controls; and

GLOBAL MACRO TRUST (commenced trading operations July 1, 2002)         Page 21

6. The Trust's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


By:  /s/ Harvey Beker
---------------------------
Harvey Beker
Co-Chief Executive Officer
November 12, 2002

GLOBAL MACRO TRUST (commenced trading operations July 1, 2002)         Page 22


CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Gregg R. Buckbinder, Chief Financial Officer of Millburn Ridgefield Corporation, the Managing Owner of Global Macro Trust (the "Trust"), do hereby certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Global Macro Trust;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Trust as of, and for, the periods presented in this quarterly report;

4. The Trust's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of Exchange Act Rule 15d-14) for the Trust and we have:

   (i) designed such disclosure controls and procedures to ensure that material information relating to the Trust, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   (ii) evaluated the effectiveness of the Trust's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   (iii) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Trust's other certifying officers and I have disclosed, based on our most recent evaluation, to the Trust's auditors and the audit committee of the Trust's board of directors (or persons performing the equivalent functions):

   (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the Trust's ability to record, process, summarize and report financial data and have identified for the Trust's auditors any material weaknesses in internal controls; and

   (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the Trust's internal controls; and

GLOBAL MACRO TRUST (commenced trading operations July 1, 2002)         Page 23

6. The Trust's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


By:  /s/ Gregg R. Buckbinder
-----------------------------
Gregg R. Buckbinder
Chief Financial Officer
November 12, 2002