Form 10-Q/A
period 2002-09-30
GLOBAL MACRO TRUST
filed 2002-12-16
CIK 1145765

FORM 10-Q/A
                                Amendment No. 1
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


             [X] Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

              For the Quarterly Period Ended: September 30, 2002
                                      or
             [ ] Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                       Commission File Number: 333-67072

                              GLOBAL MACRO TRUST
            (Exact name of registrant as specified in its charter)

             Delaware                             06-6415583
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

EXPLANATORY NOTE REGARDING THIS AMENDMENT ON FORM 10-Q/A

     Millburn Ridgefield Corporation (the "Managing Owner") is filing this Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2002 on behalf of Global Macro Trust (the "Trust") solely for the purposes of
(a) revising and expanding the Notes to Financial Statements, including new certifications required by Section 302 of the Sarbanes/Oxley Act of 2002 in connection with this amendment, and, as required by Rule 12b-15 of the Securities Exchange Act of 1934, and (b) adding the certifications required by
Section 906 of the Sarbanes/Oxley Act of 2002.

Part I - Financial Information
Financial Statements:                                          Pages
   Statements of Financial Condition at
      September 30, 2002 and December 31, 2001 (unaudited)       1-2
   Statements of Operations for the Three Months Ended
      September 30, 2002 (unaudited)                             3-4
   Statements of Operations for the Nine Months Ended
      September 30, 2002 (unaudited)                             5-6
   Condensed Schedule of Investments at
      September 30, 2002 (unaudited)                             7-8
   Statements of Trust Capital for the Three Months
      Ended September 30, 2002 (unaudited)                       9
   Statements of Trust Capital for the Nine Months
      Ended September 30, 2002 (unaudited)                      10
   Financial Highlights for the Three Months Ended
      September 30, 2002 (unaudited)                            11
   Financial Highlights for the Nine Months Ended
      September 30, 2002 (unaudited)                            12
   Notes to Financial Statements (unaudited)                    13-16
Part II - Other Information                                     16-23

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

1.   ORGANIZATION

     The Global Macro Trust (the "Trust") was organized on July 23, 2001 under the Delaware Business Trust Act, and the Trust's Registration Statement under the Securities Act of 1933, as amended, became effective on March 26, 2002. The Trust is engaged in speculative trading in the futures, options and forward markets. The instruments that are traded by the Trust are volatile and involve a high degree of risk. The Trust commenced trading operations July 1, 2002

     Millburn Ridgefield Corporation (the "Managing Owner") contributed $2,000,000 to the initial trading capital of the Trust. The Managing Owner and the holders of the Units of Beneficial Interest ("Units") issued by the Trust will share in any profits and losses of the Trust in proportion to the percentage interest owned by each, before brokerage commissions and profit share allocations.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   INVESTMENTS
          Open futures and forward contracts are valued at market value. Realized gains (losses) and changes in unrealized appreciation (depreciation) on futures and forward contracts are recognized in the periods in which the contracts are closed or the changes occur, and are included in the statements of operations in net realized and unrealized gains (losses) on trading of futures and forward contracts.

          Investments in U.S. Treasury notes are valued at market value. The Trust amortizes premiums and accretes discounts on U.S. Treasury notes using the straight-line method, which approximates the interest method. Such securities are normally on deposit with financial institutions as collateral for performance of the Trust's trading obligations or held for safekeeping in a custody account.

     b.   FOREIGN CURRENCY TRANSLATION
          Assets and liabilities denominated in foreign currencies are translated at quoted prices of such currencies. Purchases and sales of investments are translated at the exchange rate prevailing when such transactions occurred.

     c.   INCOME TAXES
          Income taxes have not been provided, as each Unitholder is individually liable for the taxes, if any, on his share of the Trust's income and expenses.

     d.   ESTIMATES
          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the period. Actual results could differ from these estimates.

     e.   RIGHT OF OFFSET
          The customer agreements between the Trust and certain brokers give the Trust the legal right to net unrealized gains and losses. Unrealized gains and losses related to offsetting

THE GLOBAL MACRO TRUST                                                  Page 14
NOTES TO FINANCIAL STATEMENTS

          transactions with these brokers are reflected on a net basis in the equity in trading accounts in the statements of financial condition.

3.   TRUST AGREEMENT

     The Trust Agreement (the "Agreement") provides that the Managing Owner shall control, conduct and manage the business of the Trust, and may make all trading decisions.

     The Trust pays brokerage fees to the Managing Owner at the annual rate of 7.0% of the Trust's average month-end Net Assets of Unitholders interests (prior to reduction for accrued brokerage commissions or Profit Share). The Managing Owner will charge less than the annual brokerage rate of 7.0% to those subscribers who either invest $100,000 or more in the Units or subscribe without incurring the selling commission paid by the Managing Owner.

     The Managing Owner, not the Trust, will pay all routine costs of executing and clearing the Trust's futures trades, including brokerage commissions payable to the clearing brokers. The Managing Owner also pays, from its own funds, selling commissions on all sales of Units.

     Profit Share equal to 20% of any New Trading Profits (as defined in the Agreement) in excess of the highest cumulative level of Trading Profit as of any previous calendar year-end is added to the New Profits Memo Account. A transfer from such account to the Managing Owner's capital account is made to the extent taxable capital gains are allocated to the Managing Owner.

     The Trust pays its legal, accounting, auditing, printing, postage and similar administrative expenses (including the Trustee's fees, the charges of an outside accounting services agency and the expenses of updating the Prospectus), as well as extraordinary costs.

4.   TRADING ACTIVITIES

     All of the derivatives owned by the Trust, including futures and forwards, are held for trading purposes. The results of the Trust's trading activity are shown in the statements of operations. The fair value of the derivative financial instruments, at September 30, 2002 was $737,303.

     The Trust conducts its trading activities with various brokers acting either as a broker or counterparty to various transactions. At September 30, 2002, net cash, treasury notes, and treasury bills, aggregating $4,941,373 included in the Trust's equity in trading accounts are held by such brokers in segregated accounts as required by U.S. Commodity Futures Trading Commission's regulations or by the counterparty bank or broker. Such collateral can be sold or repledged by the counterparties.

5. DERIVATIVE INSTRUMENTS

     The Trust is party to derivative financial instruments in the normal course of its business. These financial instruments include forwards and futures, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specific terms at

THE GLOBAL MACRO TRUST                                                  Page 15
NOTES TO FINANCIAL STATEMENTS

     specified future dates. These instruments may be traded on an exchange or over-the-counter. Exchange traded instruments are standardized and include futures contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk.

     Market risk is the potential change in the value of the instruments traded by the Trust due to market changes, including interest and foreign exchange rate movements and fluctuations in futures or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Trust's risk of loss due to market risk may exceed the related amounts presented in the statements of financial condition.

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk is normally reduced to the extent that an exchange or clearing organization acts as a counterparty to futures transactions, since typically the collective credit of the members of the exchange is pledged to support the financial integrity of the exchange. In the case of over-the-counter transactions, the Trust must rely solely on the credit of the individual counterparties. The Trust's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of financial condition, not to the contract or notional amounts of the instruments.

     The Trust has limited concentration risk as it executes trades and maintains accounts with several brokers.

     The fair value of the Partnership's derivative financial instruments at September 30, 2002 is detailed below:


                                              UNREALIZED APPRECIATION/
                                                   (DEPRECIATION)
                                        ----------------------------------
                                             GROSS               NET
SEPTEMBER 30, 2002:
    Exchange traded                       $   963,591        $   901,182
    Non-exchange traded                       116,456           (163,879)
                                          -----------        -----------
                                          $ 1,080,047        $   737,303
                                          ===========        ===========

6.   TERMINATION

     The Trust will terminate on December 31, 2025 or at an earlier date if certain conditions occur as defined in the Declaration of Trust and the Agreement.

7.   REDEMPTIONS

     Units may be redeemed, at the option of any Unitholder, at Net Asset Value (as defined in the Agreement) as of the close of business on the last business day of any calendar month on ten

THE GLOBAL MACRO TRUST                                                  Page 16
NOTES TO FINANCIAL STATEMENTS

     business days' written notice to the Managing Owner. Persons who redeem Units at or prior to the end of the first and second successive six-month periods after such Units are sold will be assessed redemption charges of 4% and 3%, respectively (redemption charges are less in the case of subscriptions of $100,000 or more), of their redeemed Units' Net Asset Value as of the date of redemption. All redemption charges will be paid to the Managing Owner.

8.   Subsequent Events

     Effective October 1, 2002, Unitholders made contributions of approximately $4,200,000.

PART II. OTHER INFORMATION

ITEM 6. (a) Exhibits -

            99(a) - Certification of Co-Chief Executive Officer
            99(b) - Certification of Co-Chief Executive Officer
            99(c) - Certification of Chief Operating Officer and
                    Chief Financial Officer

         (b) Reports on Form 8-K - None

GLOBAL MACRO TRUST (commenced trading operations July 1, 2002)         Page 17

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 16th day of December 2002.

   GLOBAL MACRO TRUST

   By:  Millburn Ridgefield Corporation,
        Managing Owner

Date: December 16, 2002
                              /s/Tod A. Tanis
                                 Tod A. Tanis
                                 Vice-President
                                (principal accounting officer)

GLOBAL MACRO TRUST (commenced trading operations July 1, 2002)         Page 18


CERTIFICATION OF CO-CHIEF EXECUTIVE OFFICER

I, George E. Crapple, Co-Chief Executive Officer of Millburn Ridgefield Corporation, the Managing Owner of Global Macro Trust (the "Trust"), do hereby certify that:

1.  I have reviewed this quarterly report on Form 10-Q/A of Global Macro Trust;

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


By:  /s/ George E. Crapple
---------------------------
George E. Crapple
Co-Chief Executive Officer
December 16, 2002

GLOBAL MACRO TRUST (commenced trading operations July 1, 2002)         Page 20


CERTIFICATION OF CO-CHIEF EXECUTIVE OFFICER

I, Harvey Beker, Co-Chief Executive Officer of Millburn Ridgefield Corporation, the Managing Owner of Global Macro Trust (the "Trust"), do hereby certify that:

1.  I have reviewed this quarterly report on Form 10-Q/A of Global Macro Trust;

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


By:  /s/ Harvey Beker
---------------------------
Harvey Beker
Co-Chief Executive Officer
December 16, 2002

GLOBAL MACRO TRUST (commenced trading operations July 1, 2002)         Page 22


CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Gregg R. Buckbinder, Chief Financial Officer of Millburn Ridgefield Corporation, the Managing Owner of Global Macro Trust (the "Trust"), do hereby certify that:

1.  I have reviewed this quarterly report on Form 10-Q/A of Global Macro Trust;

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


By:  /s/ Gregg R. Buckbinder
-----------------------------
Gregg R. Buckbinder
Chief Financial Officer
December 16, 2002