Form 10-K
period 2002-12-31
GLOBAL MACRO TRUST
filed 2003-03-31
CIK 1145765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2002

or

☐  Transition Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

Commission File Number:  000-50102

GLOBAL MACRO TRUST

(Exact name of registrant as specified in its charter)

Delaware	36-7362830
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o MILLBURN RIDGEFIELD CORPORATION

411 West Putnam Avenue

Greenwich, Connecticut  06830

(Address of principal executive offices)

Registrant’s telephone number, including area code:   (203) 625-7554

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Units of Beneficial Interest

(Title of Class)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 1, 2003: $46,568,919

Documents Incorporated by Reference

Registrant’s Financial Statements for Period from July 1, 2002 (commencement of operations) to December 31, 2002 with Report of Independent Auditors, the annual report to security holders for the fiscal year ended December 31, 2002, is incorporated by reference into Part II Item 8 and Part IV hereof and filed as an exhibit herewith.

PART I

Item 1.    Business

(a)   General development of business

Global Macro Trust (the “Trust”) is a Delaware statutory trust organized July 23, 2001 pursuant to a Declaration of Trust and Trust Agreement (the “Trust Agreement”), under the Delaware Statutory Trust Act.  Between April 1, 2002 and June 30, 2002 (the “Initial Offering”), units of beneficial interest in the Trust (the “Units”) were publicly offered at an initial price of $1,000 per Unit.  The proceeds of the Initial Offering and interest thereon were held in an account in the name of the Trust at FBR National Bank & Trust, Bethesda, Maryland, until July 1, 2002 at which time an aggregate of $1,290,457 was turned over to the Trust and the Trust commenced operations.  As of December 31, 2002, Units were being offered on a monthly basis at Net Asset Value per unit.  The offering is registered under the Securities Act of 1933, as amended.  The Units are offered through a number of selling agents, including UBS PaineWebber Inc., on a best efforts basis.  A total of $22,561,036 of Units have been sold to the public as of December 31, 2002.

The Trust engages in speculative trading in the futures, options and forward markets.

Millburn Ridgefield Corporation (the “Managing Owner”), a Delaware corporation, is the managing owner and the commodity trading advisor for the Trust.  The Managing Owner invested $400 in the Trust as an initial capital contribution to the Trust and $2,000,000 in the Trust at the outset of trading and subsequently contributed an additional $1,600 as of December 31, 2002.  After reflecting a net gain of $150,395 and profit share of $70,924, this investment totaled (after deductions for redemptions) $2,221,645, as of December 31, 2002.

(b)   Financial information about industry segments

The Trust’s business constitutes only one segment, i.e., a speculative commodity pool.  The Trust does not engage in sales of goods and services.

(c)   Narrative description of business

The Trust engages in the speculative trading of futures, options on futures and forward contracts.  The Trust’s sole trading advisor is the Managing Owner.  The Managing Owner trades the Trust’s assets in the agricultural, metals, energy, interest rate and stock indices futures and futures options markets and in the currency markets, trading primarily forward contracts in the interbank market.  Pursuant to the Trust Agreement, the Managing Owner receives a flat-rate monthly brokerage fee equal to 0.58 of 1% of the month-end Net Assets (a 7.0% annual rate). The Managing Owner charges less than the annual brokerage rate of 7% to those subscribers who either invest in amounts of $100,000 or more in the Units or subscribe without incurring the selling commission paid by the Managing Owner.  The Managing Owner also receives a profit share equal to 20% of any new trading profit as defined, determined as of the end of each calendar year.  The annual profit share is calculated net of brokerage fees and administrative expenses and excluding interest income.

UBS PaineWebber Inc. acts as the primary futures broker for the Trust, although the Trust executes futures trades on non-U.S. futures exchanges through Deutsche Bank Securities Inc.  The Trust executes currency forward trades with Morgan Stanley & Co. Incorporated and Morgan Stanley Capital Group Inc.  The Trust pays “bid asked” spreads on its forward trades, as such spreads are incorporated into the pricing of forward contracts.  The Managing Owner monitors the Trust’s trades to ensure that the prices it receives are competitive.

The Trust’s organizational and initial offering costs were paid by the Managing Owner without reimbursement from the Trust or its Unitholders.  The Trust pays its administrative expenses, including costs incurred in connection with the continuing offering of the Trust’s Units, and any extraordinary expenses which it may incur.

The Trust is open-ended and may offer Units at net asset value as of the first day of each month.  Unitholders may redeem any or all of their Units upon business 10 days’ written notice to the Managing Owner at their net asset value as of the last day of any month.  Units redeemed on or prior to the end of the first and second successive six-month periods after their sale will pay a redemption charge of 4% and 3%, respectively, of the net asset value at which they are redeemed (redemption charges are reduced, in the case of subscriptions in amounts of $100,000 or more).  These redemption charges are paid to the Managing Owner.  Requests for redemption will be honored and payment will be made, except in the event of highly unusual market disruptions, within 15 business days of the effective date of redemption.

The Trust’s assets deposited with the Trust’s futures brokers as margin are maintained in “customer segregated funds accounts” or “foreign futures and foreign options secured amount accounts” and are held in cash, or U.S. Treasury instruments.  Trust assets not deposited as margin are maintained in bank or brokerage accounts and are held primarily in bank money market funds or U.S. Treasury instruments.

Regulation

Under the Commodity Exchange Act, as amended (the “CEA”), commodity exchanges and futures trading are subject to regulation by the Commodity Futures Trading Commission (the “CFTC”).  National Futures Association (“NFA”), a “registered futures association” under the CEA, is the only non-exchange self-regulatory organization for futures industry professionals.  The CFTC has delegated to NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons and “floor brokers” and “floor traders.”  The CEA requires commodity pool operators and commodity trading advisors, such as the Managing Owner, and commodity brokers or futures commission merchants, such as the UBS PaineWebber Inc. and Deutsche Bank A.G., to be registered and to comply with various reporting and record keeping requirements.  The CFTC may suspend a commodity pool operator’s or trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations.  In the event that the registration of the Managing Owner as a commodity pool operator or a commodity trading advisor were terminated or suspended, the Managing Owner would be unable to continue to manage the business of the Trust.  Should the Managing Owner’s registration be suspended, termination of the Trust might result.

As members of NFA, the Managing Owner and the Trust’s futures brokers are subject to NFA standards relating to fair trade practices, financial condition and customer protection.  As the self-regulatory body of the futures industry, NFA promulgates rules governing the conduct of futures industry professionals and disciplines those professionals which do not comply with such standards.

In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long or net short position which any person may hold or control in particular commodities.  Most exchanges also limit the changes in futures contract prices that may occur during a single trading day.   Currency forward contracts are not subject to regulation by any United States Government agency.

(i)   through (xii) - not applicable.

(xiii)   the Trust has no employees.

(d)   Financial information about geographic areas

The Trust does not engage in material operations in foreign countries (although it does trade from the United States in foreign currency forward contracts and on foreign futures exchanges), nor is a material portion of its revenues derived from foreign customers.

(e)   Available information

Not Applicable.  The Trust is not an accelerated filer.

Item 2.    Properties

The Trust does not own or use any physical properties in the conduct of its business.  The Managing Owner or an affiliate perform administrative services for the Trust from their offices.

Item 3.    Legal Proceedings

The Managing Owner is not aware of any pending legal proceedings to which either the Trust is a party or to which any of its assets are subject.  In addition there are no pending material legal proceedings involving the Managing Owner.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters

(a)   Market Information.

There is no trading market for the Units, and none is likely to develop.  Units may be redeemed upon business 10 days’ written notice to the Managing Owner at their net asset value as of the last day of any month, subject to certain early redemption charges.

(b)   Holders.

As of December 31, 2002, there were 1033 holders of Units.

(c)   Dividends.

No distributions or dividends have been made on the Units, and the Managing Owner has no present intention to make any.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)   Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

On July 23, 2001, the Trust sold $1,600 of units of beneficial interest to an initial unitholder and the Managing Owner contributed $400 to permit the formation of the Trust in preparation for the filing of the Trust initial Registration Statement on Form S-1.  The sale of the units was made to Nestor Partners, an investment fund for which the Managing Owner serves as general partner, and was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof.  Nestor Partners is an accredited investor.  No discounts or commissions were paid in connection with the sale and no other offeree or purchaser was solicited.  There have been no other sales of unregistered securities of the Trust.

Reg. S-K Item  701(f)

(1)   The use of proceeds information is being disclosed for Registration Statement No. 333-67072 declared effective on March 26, 2002.

(4)(iv)   For the account of the issuer, the amount of Units sold as of December 31, 2002 is $22,561,036, and the aggregate offering price of the amount sold as of December 31, 2002 is $22,561,036.

(vi)   The net offering proceeds to the issuer totaled $22,561,036.

(vii)   From the effective date of the Registration Statements to December 31, 2002, the amount of net offering proceeds to the issuer for commodity futures and forward trading totaled $22,561,036.

Item 6.    Selected Financial Data

The following is a summary of operations for the fiscal year 2002 and total assets of the Trust at December 31, 2002.  The Trust commenced trading operations on July 1, 2002.

For the Year Ended December 31, 2002
Revenue: Total net realized and unrealized gains (losses)*	$953,721
Interest income	110,054

Expenses:
Profit share	70,924
Administrative expenses	38,443
Brokerage Commissions	431,467

Net Income (loss)	$522,941

Total assets	$27,460,920
Total Unitholders’ capital	$22,814,478
Net asset value per Unit	$1,030.24
Increase in net asset value per Unit	$30.24

* From trading of futures and forward contracts, foreign exchange transactions and U.S. Treasury obligations

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to “Item 6.  Selected Financial Data” and “Item 8.  Financial Statements and Supplementary Data.”  The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Capital Resources

Units may be offered for sale as of the beginning, and may be redeemed as of the end, of each month.

The amount of capital raised for the Trust should not have a significant impact on its operations, as the Trust has no significant capital expenditure or working capital requirements other than for monies to pay trading losses, brokerage commissions and charges.  Within broad ranges of capitalization, the Managing Owner’s trading positions should increase or decrease in approximate proportion to the size of the Trust.

The Trust raises additional capital only through the sale of Units and trading profits (if any) and does not engage in borrowing.

The Trust trades futures, options and forward contracts on interest rates, commodities, currencies, metals, energy and stock indices.  Risk arises from changes in the value of these contracts (market risk) and the potential inability of counterparties or brokers to perform under the terms of their contracts (credit risk).  Market risk is generally to be measured by the face amount of the futures positions acquired and the volatility of the markets traded.  The credit risk from counterparty non-performance associated with these instruments is the net unrealized gain, if any, on these positions.  The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange.  In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties.  Margins which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may require margin in the over-the-counter markets.

The Managing Owner has procedures in place to control market risk, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures primarily focus on (1) real time monitoring of open positions; (2) diversifying positions among various markets; (3) limiting the assets committed as margin, generally within a range of 15% to 35% of an account’s Net Assets at exchange minimum margins, (including imputed margins on forward positions) although the amount committed to margin at any time may be substantially higher; (4) prohibiting pyramiding (that is, using unrealized profits in a particular market as margin for additional positions in the same market); and (5) changing the equity utilized for trading by an account solely on a controlled periodic basis rather than as an automatic consequence of an increase in equity resulting from trading profits.  The Trust controls credit risk by dealing exclusively with large, well capitalized financial institutions as brokers and counterparties.

Due to the nature of the Trust’s business, substantially all its assets are represented by cash and United States government obligations, while the Trust maintains its market exposure through open futures and forward contract positions.

The Trust’s futures contracts are settled by offset and are cleared by the exchange clearinghouse function.  Open futures positions are marked to market each trading day and the Trust’s trading accounts are debited or credited accordingly.  Options on futures contracts are settled either by offset or by exercise.  If an option on a future is exercised, the Trust is assigned a position in the underlying future which is then settled by offset.  The Trust’s spot and forward currency transactions conducted in the interbank market are settled by netting offsetting positions held with the same counterparty; net positions are then settled by entering into offsetting positions and by cash payments.

Liquidity

The Trust’s assets are generally held as cash or cash equivalents which are used to margin the Trust’s futures positions and withdrawn, as necessary, to pay redemptions and expenses.  Other than potential market-imposed limitations on liquidity, due, for example, to daily price fluctuation limits, which are inherent in the Trust’s futures and forward trading, the Trust’s assets are highly liquid and are expected to remain so.  During its operations through December 31, 2002, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

Results of Operations

Performance Summary

The Trust’s success depends on the Managing Owner’s ability to recognize and capitalize on trends and other profit opportunities in different sectors of the world economy.  The Managing Owner’s trading methods are confidential, so that substantially the only information that can be furnished regarding the Trust’s results of operations is its performance record.  Unlike most operating businesses, general economic or seasonal conditions have no direct effect on the profit potential of the Trust, while, at the same time, its past performance is not necessarily indicative of future results.  Because of the speculative nature of its trading, operational or economic trends have little relevance to the Trust’s results.  The Managing Owner believes, however, that there are certain market conditions — for example, markets with strong price trends — in which the Trust has a better opportunity of being profitable than in others.  The Trust commenced trading operations July 1, 2002.

2002

During 2002, the Trust achieved net gains of $953,721 from its trading operations (including foreign exchange transactions and translations).  Brokerage fees of $431,467 were paid or accrued.  The Trust paid a profit share to the Managing Owner of $70,924.  Interest income of $110,054 partially offset the Trust’s expenses resulting in a net gain (inclusive of administrative expenses) of $522,941 and a 3.02% increase in the Net Asset Value per Unit.

Interest rate trading and, to a lesser extent, stock index trading were profitable during the Trust’s first six months of operation.  On the other hand, the Trust’s currency trading generated losses, and trading in the energy, metals and agricultural sectors had only marginal impacts on performance.

Sluggish worldwide economic activity, the continuing plunge of stock prices and the flight to safety and quality prompted by geopolitical uncertainties triggered large, persistent capital flows into government bills, notes and bonds worldwide.  Accordingly, the Trust’s long positions in U.S., European, and Japanese interest rate futures generated sizable gains while the Trust’s trading in Japanese, German and Hong Kong stock futures was modestly profitable.  As tensions in the Middle East heightened at year-end, energy prices moved higher and the Trust’s long energy positions were very profitable, largely offsetting losses suffered earlier in the year when energy prices were moving erratically without a trend.  Similarly, a long gold position was profitable in December as geopolitical tensions heated up, and this gain offset most of the losses from the Trust’s non-precious metals trading where trends were absent.  The Trust sustained losses on both long and short dollar positions as the Japanese yen fluctuated erratically in the Y116-Y126 range during the later half of the year.  These losses, and those experienced from trading the Korean won, overwhelmed trading gains made on long positions in the euro and South African rand.  The Trust’s non-dollar cross rate trading was also fractionally negative for the year.  In the agricultural sector, profits from a long corn trade more than offset a loss from trading cotton, producing a fractional profit for the sector overall by year-end.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Introduction

Past Results Are Not Necessarily Indicative of Future Performance

The Trust is a speculative commodity pool.  Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Trust’s main line of business.

Market movements result in frequent changes in the fair market value of the Trust’s open positions and, consequently, in its earnings and cash flow.  The Trust’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Trust’s open positions and the liquidity of the markets in which it trades.

The Trust can rapidly acquire and/or liquidate both long and short positions in a wide range of different markets.  Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Trust’s past performance is not necessarily indicative of its future results.

Value at Risk is a measure of the maximum amount which the Trust could reasonably be expected to lose in a given market sector.  However, the inherent uncertainty of the Trust’s speculative trading and the recurrence in the markets traded by the Trust of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Trust’s experience to date (i.e., “risk of ruin”).  In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Trust’s losses in any market sector will be limited to Value at Risk or by the Trust’s attempts to manage its market risk.

Materiality, as used in this section “Quantitative and Qualitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Trust’s market sensitive instruments.

Quantifying the Trust’s Trading Value at Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Trust’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Trust’s risk exposure in the various market sectors traded by the Managing Owner is quantified below in terms of Value at Risk.  Due to the Trust’s mark-to-market accounting, any loss in the fair value of the Trust’s open positions is directly reflected in the Trust’s earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

Exchange maintenance margin requirements have been used by the Trust as the measure of its Value at Risk.  Maintenance margin requirements are set by exchanges to equal or exceed 95-99% of the maximum one-day losses in the fair value of any given contract incurred during the time period over which historical price fluctuations are researched for purposes of establishing margin levels.  The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

In the case of market sensitive instruments which are not exchange traded (almost exclusively currencies in the case of the Trust), dealers’ margins have been used as Value at Risk.

The fair value of the Trust’s futures and forward positions does not have any optionality component.  However, the Managing Owner may also trade commodity options on behalf of the Trust.  The Value at Risk associated with options would be reflected in the margin requirement attributable to the instrument underlying each option.

In quantifying the Trust’s Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed.  Consequently, the margin requirements applicable to the open contracts have simply been aggregated to determine each trading category’s aggregate Value at Risk.  The diversification effects resulting from the fact that the Trust’s positions are rarely, if ever, 100% positively correlated have not been reflected.

The Trust’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Trust’s open positions by market category for fiscal year 2002.  During fiscal year 2002, the Trust’s average total capitalization was approximately $15,101,275.  The Trust commenced operations July 1, 2002.

Fiscal Year 2002
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk
Interest Rates	$1.1	7.0%	$1.4	$0.7

Currencies	$3.3	21.0%	$4.8	$1.8

Stock Indices	$0.6	4.0%	$0.6	$0.5

Metals	$0.2	1.3%	$0.2	$0.1

Commodities	$0.1	0.3%	$0.1	$0

Energy	$0.6	4.3%	$0.6	$0.5

Total	$5.9	37.9%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the third and fourth calendar quarter-ends during the fiscal year.  Average Capitalization is the average of the Trust’s capitalization at the end of the third and fourth calendar quarters of fiscal year 2002.  Dollar amounts represent millions of dollars.

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Trust is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Trust.  The magnitude of the Trust’s open positions creates a “risk of ruin” not typically found in most other investment vehicles.  Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Trust to incur severe losses over a short period of time.  The foregoing Value at Risk table — as well as the past performance of the Trust — give no indication of this “risk of ruin.”

Non-Trading Risk

The Trust has non-trading market risk on its foreign cash balances not needed for margin.  However, these balances (as well as any market risk they represent) are immaterial.

The Trust also has non-trading cash flow risk as a result of holding a substantial portion (approximately 73%) of its assets in U.S. Treasury notes and other short-term debt instruments (as well as any market risk they represent) for margin and cash management purposes.  Although the Managing Owner does not anticipate that, even in the case of major interest rate movements, the Trust would sustain a material mark-to-market loss on its securities positions, if short-term interest rates decline so will the Trust’s cash management income.  The Trust also maintains a portion (approximately 9%) of its assets in cash in interest-bearing bank accounts.  These cash balances are also subject (as well as any market risk they represent) to cash flow risk, which is not material.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Trust’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Managing Owner manages the Trust’s primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act.  The Trust’s primary market risk exposures as well as the strategies used and to be used by the Managing Owner for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Trust’s risk controls to differ materially from the objectives of such strategies.  Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Trust.  There can be no assurance that the Trust’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term.  Investors must be prepared to lose all or substantially all of their investment in the Trust.

The following were the primary trading risk exposures of the Trust as of December 31, 2002, by market sector.

Financial Instruments.  Interest rate movements directly affect the price of the sovereign bond futures positions held by the Trust and indirectly the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Trust’s profitability.  The Trust’s primary interest rate exposure is to interest rate fluctuations in the United States and other major industrialized, or G-7, countries.  However, the Trust also may take positions in futures contracts on the government debt of smaller nations.  The Managing Owner anticipates that G-7 interest rates, both long-term and short-term, will remain the primary market exposure of the Trust for the foreseeable future.

Currencies.  Exchange rate risk is the principal market exposure of the Trust.  The Trust’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs.  These fluctuations are influenced by interest rate changes as well as political and general economic conditions.  The Trust trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. dollar.  However, the Trust’s major exposures have typically been in the dollar/yen, dollar/euro and dollar/Swiss positions.  The Managing Owner does not anticipate that the risk profile of the Trust’s currency sector will change significantly in the future.

Stock Indices.  The Trust’s primary equity exposure, through stock index futures, is to equity price risk in the G-7 countries.  As of December 31, 2002, the Trust’s primary exposures were in the E Mini Nasdaq 100 (United States), Simex (Singapore), TOPIX (Japan), DAX (German) and Hang Seng (Hong Kong) stock indices.  The Trust is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices.  (Static markets would not cause major market changes but would make it difficult for the Trust to avoid numerous small losses.)

Metals.  The Diversified Portfolio used for the Trust trades precious and base metals.  The Trust’s primary metals market exposure is to fluctuations in the price of gold, aluminum, copper and zinc.

Agricultural.  The Trust’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions.  Grains, coffee, sugar and cotton accounted for the substantial bulk of the Trust’s commodities exposure as of December 31, 2002.  The Trust may, in the future, have material market exposure to live cattle, cocoa, orange juice and the soybean complex.  However, the Trust will generally maintain an emphasis on grains, coffee, sugar and cotton.

Energy.  The Trust’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide.  Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Trust as of December 31, 2002.

Foreign Currency Balances.  The Trust’s primary foreign currency balances are in Japanese yen, euro, British pounds and Hong Kong dollars.  The Trust controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month).

Securities Positions.  The Trust’s only market exposure in instruments held other than for trading is in its securities portfolio.  The Trust holds only cash or interest-bearing, credit risk-free, short-term paper — typically U.S. Treasury instruments with durations no longer than 1 year.  Violent fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on the Trust’s securities, although substantially all of these short-term instruments are held to maturity.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The Managing Owner attempts to control risk through the systematic application of its trading method, which includes a multi-system approach to price trend recognition, an analysis of market volatility, the application of certain money management principles, which may be revised from time to time, and adjusting leverage or portfolio size.  In addition, the Managing Owner limits its trading to markets which it believes are sufficiently liquid in respect of the amount of trading it contemplates conducting.

The Managing Owner develops trading systems using various quantitative models and data and tests those systems in numerous markets against historical data to simulate trading results.  The Managing Owner then analyzes the profitability of the systems looking at such features as the percentage of profitable trades, the worst losses experienced, the average giveback of maximum profits on profitable trades and risk adjusted returns.  The performance of all systems in the market are then ranked, and a number of systems (typically, five to eight) are selected which make decisions in different ways at different times.  This multi-system approach ensures that the total risk intended to be taken in a market is spread over several different strategies.

The Managing Owner also attempts to assess market volatility as a means of monitoring and evaluating risk.  In doing so, the Managing Owner uses a volatility overlay system which is designed to measure the risk in a portfolio’s position in a market and to signal a decrease in position size when risk increases and an increase in position size when risk decreases.  The Managing Owner’s volatility overlay maintains overall portfolio risk and distribution of risk across markets within designated ranges.

The Managing Owner’s risk management also focuses on money management principles applicable to a portfolio as a whole rather than to individual markets.  The first principle is reducing overall portfolio volatility through diversification among markets.  The Managing Owner seeks a portfolio in which returns from trading in different markets are not highly correlated, that is, in which returns are not all positive or negative at the same time.  Additional money management principles include limiting the assets committed as margin or collateral, generally within a range of 15% to 35% of an account’s net assets; avoiding the use of unrealized profits in a particular market as margin for additional positions in the same market; and changing the equity used for trading an account solely on a controlled periodic basis, not automatically due to an increase in equity from trading profits.

Another important risk management function is the careful control of leverage or portfolio size.  Leverage levels are determined by simulating the entire portfolio over the past five or ten years to determine the worst case experienced by the portfolio in the simulation period.  The worst case or peak-to-trough drawdown, is measured from a daily high in portfolio assets to the subsequent daily low whether that occurs days, weeks or months after the daily high.  If the Managing Owner considers the drawdown too severe, it reduces the leverage or portfolio size.

The Managing Owner determines asset allocation among markets on the basis of a systematic portfolio allocation algorithm.  From time to time the Managing Owner may adjust the size of a position, long or short, in any given market.  This exercise of discretion generally occurs only in response to unusual market conditions that may not have been factored into the design of the trading systems and is generally intended to reduce risk exposure.  Decisions to make such adjustments require the exercise of judgment and may include consideration of the volatility of the particular market; the pattern of price movements, both inter-day and intra-day; open interest; volume of trading; changes in spread relationships between various forward contracts; and overall portfolio balance and risk exposure.

Item 8.    Financial Statements and Supplementary Data

Financial statements required by this item, including the report of Ernst & Young LLP, are included as Exhibit 13.01 to this report.

The following summarized quarterly financial information presents the results of operations for the three month periods ended September 30 and December 31, 2002.  The Trust commenced operations July 1, 2002.  This information has not been audited.

	4th Quarter 2002	3rd Quarter 2002
Income:	$73,119	$36,935
Net Realized and Unrealized Gains (Losses):	(384,118)	1,337,839
Expenses:	327,432	142,478
Net Income (Loss):	(520,253)	1,043,194
Net Income (Loss) per Unit	(58.06)	88.30

There were no extraordinary, unusual or infrequently occurring items recognized in any quarter within the two most recent fiscal years, and the Trust has not disposed of any segments of its business.  There have been no year-end adjustments that are material to the results of any fiscal quarter reported above.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On November 27, 2002, the Board of Directors of the Managing Owner dismissed PricewaterhouseCoopers LLP as its independent auditor for the Trust and approved the engagement of Ernst & Young LLP as independent auditors for the Trust.

Disclosure regarding the change of the Trust’s auditors was previously reported on the Trust’s current report on Form 8-K filed December 3, 2002.  There were no disagreements with PricewaterhouseCoopers LLP regarding accounting principles or practices, financial statement disclosure or audit scope or procedure.

PART III

Item 10.  Directors and Executive Officers of the Registrant

(a,b)  Identification of Directors and Executive Officers

The Trust has no directors or executive officers.  The Trust is controlled and managed by the Managing Owner under a delegation of authority by the Trust’s Trustee, Wilmington Trust Company.

Millburn Ridgefield Corporation,  the Managing Owner, is a Delaware corporation organized in May 1982 to manage discretionary accounts in futures and forward markets.  It is the corporate successor to a futures trading and advisory organization which has been continuously managing assets in the currency and futures markets using quantitative, systematic techniques since 1971.

The principals and senior officers of Millburn Ridgefield Corporation as of December 31, 2002 are as follows:

Harvey Beker, age 49.  Mr. Beker is Co-Chief Executive Officer and Co-Chairman of the Managing Owner and The Millburn Corporation, and a partner of ShareInVest Research L.P.  He received a Bachelor of Arts degree in economics from New York University in 1974 and a Master of Business Administration degree in finance from NYU in 1975.  From June 1975 to July 1977, Mr. Beker was employed by Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies.  From July 1977 to June 1978, Mr. Beker was a futures trader at Clayton Brokerage Co. of St. Louis.  Mr. Beker has been employed by The Millburn Corporation since June 1978.  During his tenure at the Managing Owner, he has been instrumental in the development of the research, trading and operations areas.  Mr. Beker became a principal of the firm in 1982.

George E. Crapple, age 58.  Mr. Crapple is Co-Chief Executive Officer and Co-Chairman of the Managing Owner and The Millburn Corporation and a partner of ShareInVest Research L.P.  In 1966 he graduated with honors from the University of Wisconsin where his field of concentration was economics and he was elected to Phi Beta Kappa.  In 1969 he graduated from Harvard Law School, magna cum laude, where he was a member of the Harvard Law Review.  He was a lawyer with Sidley & Austin, Chicago, Illinois, from 1969 until April 1, 1983, as a partner since 1975, specializing in commodities, securities, corporate and tax law.  He was first associated with the Managing Owner in 1976 and joined the Managing Owner on April 1, 1983 on a full-time basis.  Mr. Crapple is a Director, Member of the Executive Committee, Chairman of the Appeals Committee and a former Chairman of the Eastern Regional Business Conduct Committee of the NFA, past Chairman of the Managed Funds Association and a member of the Technology Advisory Committee of the CFTC.

Gregg R. Buckbinder, age 44.  Mr. Buckbinder is Senior Vice-President and Chief Operating Officer of the Managing Owner and The Millburn Corporation and a partner of ShareInVest Research L.P.  He graduated cum laude from Pace University in 1980 with a B.B.A. in accounting and received an M.S. in taxation from Pace in 1988.  He joined the Managing Owner in January 1998 from Odyssey Partners, L.P. where he was responsible for the operation, administration and accounting of the firm’s merchant banking and managed account businesses from mid-1990 through December 1997.  Mr. Buckbinder was employed by Tucker Anthony, a securities broker and dealer, from 1985 to 1990 where he was First Vice President and Controller, and from 1983 to 1984 where he designed and implemented various operations and accounting systems.  He was with the public accounting firm of Ernst & Whinney from 1984 to 1985 as a manager in the tax department and from 1980 to 1983 as a senior auditor, with an emphasis on clients in the financial services business.  He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Mark B. Fitzsimmons, age 55.  Mr. Fitzsimmons is a Senior Vice-President of the Managing Owner and The Millburn Corporation and a partner of ShareInVest Research L.P.  His responsibilities include both marketing and investment strategy.  He graduated summa cum laude from the University of Bridgeport, Connecticut in 1970 with a B.S. in economics.  His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973.  He joined the Managing Owner in January 1990 from Morgan Stanley & Co. Incorporated where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm.  From 1977 to 1987 he was with Chemical Bank New York Corporation, first as a Senior Economist in Chemical’s Foreign Exchange Advisory Service and later as a Vice-President and Manager of Chemical’s Corporate Trading Group.  While at Chemical he also traded both foreign exchange and fixed income products.  From 1973 to 1977 Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department.

Barry Goodman, age 45.  Mr. Goodman is Executive Vice-President, Director of Trading and Co-Director of Research of the Managing Owner and The Millburn Corporation and a partner of ShareInVest Research L.P.  His responsibilities include overseeing the firm’s trading operation and managing its trading relationships, as well as the design and implementation of trading systems.  He graduated magna cum laude from Harpur College of the State University of New York in 1979 with a B.A. in economics.  From 1980 through late 1982 he was a commodity trader for E. F. Hutton & Co., Inc.  At Hutton he also designed and maintained various technical indicators and coordinated research projects pertaining to the futures markets.  He joined the Managing Owner in 1982 as Assistant Director of Trading.

Dennis B. Newton, age 51.  Mr. Newton is a Senior Vice-President of the Managing Owner and the Millburn Corporation.  His primary responsibilities are in administration and marketing.  Prior to joining the Managing Owner in September 1991, Mr. Newton was President of Phoenix Asset Management, Inc., a registered commodity pool operator from April 1990 to August 1991.  Prior to his employment with Phoenix, Mr. Newton was a Director of Managed Futures with Prudential-Bache Securities Inc. from September 1987 to March 1990.

Mr. Newton joined Prudential-Bache from Heinold Asset Management, Inc. where he was a member of the senior management team.  Heinold was a pioneer and one of the largest sponsors of funds utilizing futures and currency forward trading.

Grant N. Smith, age 51.  Mr. Smith is Executive Vice-President and Co-Director of Research of the Managing Owner and The Millburn Corporation and a partner of ShareInVest Research L.P.  He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm.  He received a B.S. degree from the Massachusetts Institute of Technology in 1974 and an M.S. degree from M.I.T. in 1975.  While at M.I.T. he held several teaching and research positions in the computer science field and participated in various projects relating to database management.  He joined the Managing Owner in 1975.

(c)   Identification of Certain Significant Employees

None.

(d)   Family Relationships

None.

(e)   Business Experience

See Item 10 (a,b) above.

(f)   Involvement in Certain Legal Proceedings

None.

(g)   Promoters and Control Persons

The Managing Owner is the sole promoter and control person of the Trust.

(h)   Section 16(a) Beneficial Ownership Reporting Compliance

The Managing Owner filed its initial report on Form 3 after 10 days after the Trust became registered pursuant to Section 12 of the Securities Exchange Act of 1934.  The Managing Owner has not owned and does not own any securities issued by the Trust, and, accordingly, the number of transactions not reported on a timely basis is zero.

George E. Crapple, Harvey Beker and Gregg R. Buckbinder, the principal executive officers and principal financial officer, respectively, of the Managing Owner are the officers and employees of the Managing Owner who perform policy making functions for the Trust.  Each of Messrs. Crapple, Beker and Buckbinder filed his initial report on Form 3 after 10 days after the Trust became registered under Section 12 of the Securities Exchange Act of 1934.  None of Messrs. Crapple, Beker and Buckbinder owns or has owned any securities issued by the Trust, and, accordingly, the number or transactions not reported on a timely basis by Messrs. Crapple, Beker and Buckbinder is zero.

Item 11.  Executive Compensation

The Trust has no directors or officers.  None of the directors or officers of the Managing Owner receive compensation from the Trust.  The Managing Owner makes all trading decisions on behalf of the Trust.  The Managing Owner receives monthly brokerage commissions of 0.58 of 1% of the Trust’s Net Assets (which is reduced to 0.54 of 1%, 0.5 of 1% or 0.458 of 1% of Net Assets for Unitholders who invest amounts of $100,000, $500,000 or $1,000,000 or more, respectively, in the Trust and to 0.33 of 1% in for Unitholders who invest through selling agent fee-based accounts) and an annual profit share of 20% of any new trading profit as defined.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners

The Trust knows of no person who owns beneficially more than 5% of the Units.  All of the Trust’s managing owner interest is held by the Managing Owner.

(b)   Security Ownership of Management

Under the terms of the Trust Agreement, the Trust’s affairs are managed by the Managing Owner, which has discretionary authority over the Trust’s trading.  The Managing Owner’s managing owner interest was valued at $2,221,645 as of December 31, 2002, 8.87% of the Trusts’ total equity.

(c)   Changes in Control

None.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13.  Certain Relationships and Related Transactions

See “Item 11.  Executive Compensation” and “Item 12.  Security Ownership of Certain Beneficial Owners and Management.”  The Trust allocated to the Managing Owner $431,467 in brokerage fees and $70,924 in profit share for the year ended December 31, 2002.  The Managing Owners’ managing owner interest showed an allocation of income of $150,360 for the year ended December 31, 2002.  The Trust is prohibited from making any loans.

Item 14.  Controls and Procedures

The Managing Owner, with the participation of the Managing Owner’s principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Trust within 90 days of the filing date of this annual report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.  There were no significant changes in the Managing Owner’s internal controls with respect to the Trust or in other factors applicable to the Trust that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)   Financial Statements

The following are included with the 2002 Report of Independent Auditors, a copy of which is filed herewith as Exhibit 13.01.

Affirmation of Millburn Ridgefield Corporation
Report of Independent Auditors
Statement of Financial Condition
Condensed Schedule of Investments
Statement of Operations
Statement of Changes in Trust Capital
Statement of Financial Highlights
Notes to Financial Statements

(a)(2)   Financial Statement Schedules

All Schedules are omitted for the reason that they are not required or are not applicable because equivalent information has been included in the financial statements or the notes thereto.

(a)(3)   Exhibits as required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Designation	Description
10.01	Form of Customer Agreement with Deutsche Bank Securities Inc.

10.02	Form of Foreign Exchange and Options Master Agreements with Morgan Stanley & Co. Incorporated and Morgan Stanley Capital Group Inc. (with schedules)

13.01	2002 Report of Independent Auditors

99.1	Certification of Principal Executive Officer

99.2	Certification of Principal Executive Officer

99.3	Certification of Principal Financial Officer

The following exhibit is incorporated by reference from the exhibit of the same number and description filed with the Trust’s Registration Statement (File No. 333-67072) filed on August, 2001 on Form S-1 under the Securities Act of 1933.

3.01	Certificate of Trust of Registrant.

The following exhibits are incorporated by reference from the exhibits of the same number and description filed with Amendment No. 1 to the Trust’s Registration Statement (File No. 333-67072) filed on January 11, 2002 on Form S-1 under the Securities Act of 1933.

1.01 Amended	Form of Selling Agreement among the Trust, the Managing Owner and the Selling Agent (including the form of Additional Selling Agent Agreement).

10.02	Form of Customer Agreement among the Trust, the Managing Owner and UBS PaineWebber Inc. Selling Agent in its capacity as a futures commission merchant.

The following exhibits are incorporated by reference from the exhibits of the same number and description filed with Post-Effective Amendment No. 1 to the Trust’s Registration Statement (File No. 333-67072) filed December 16, 2002 on Form S-1 under the Securities Act of 1933.

3.03 Amended	Form of Amended and Restated Declaration and Agreement of Trust of Registrant.

10.01	Form of Subscription Agreement and Power of Attorney

10.03	Form of Wholesaling Agreement

(b)   Reports on Form 8-K

On December 3, 2002, the Trust filed a Current Report on Form 8-K to disclose, pursuant to Item 4 of Form 8-K, that on November 27, 2002 the Board of Directors of the Managing Owner had dismissed PricewaterhouseCoopers LLP as its independent auditor for the Trust and had approved the engagement of Ernst & Young LLP as independent auditors for the Trust.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2003.

GLOBAL MACRO TRUST

By:	Millburn Ridgefield Corporation, Managing Owner

By:	/s/ Harvey Beker
Harvey Beker
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Managing Owner of the Registrant in the capacities and on the date indicated.

Signature	Title with General Partner	Date

/s/ Harvey Beker	Co-Chief	March 28, 2003
Harvey Beker	Executive Officer and Director
(Principal Executive Officer)

/s/ George E. Crapple	Co-Chief Executive	March 28, 2003
George E. Crapple	Officer and Director
(Principal Executive Officer)
/s/ Gregg R. Buckbinder	Senior Vice President	March 28, 2003
Gregg R. Buckbinder	(Principal Financial Officer)

/s/ Tod A. Tanis	Vice President	March 28, 2003
Tod A. Tanis	(Principal Accounting Officer)

(Being the principal executive officers, the principal financial officer and principal accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

Millburn Ridgefield Corporation

Managing Owner of Registrant

March 28, 2003

By	/s/ Harvey Beker
Harvey Beker
Co-Chief Executive Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, George E. Crapple, Co-Chief Executive Officer of Millburn Ridgefield Corporation, the Managing Owner of Global Macro Trust (the “Trust”), do hereby certify that:

1.  I have reviewed this annual report on Form 10-K of Global Macro Trust;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Trust as of, and for, the periods presented in this annual report;

4. The Trust’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Trust and have:

  (a)  designed such disclosure controls and procedures to ensure that material information relating to the Trust, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  (b) evaluated the effectiveness of the Trust’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The Trust’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Trust’s auditors and the audit committee of the Trust’s board of directors (or persons performing the equivalent functions):

  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Trust’s ability to record, process, summarize and report financial data and have identified for the Trust’s auditors any material weaknesses in internal controls; and

  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Trust’s internal controls; and

6.  The Trust’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ George E. Crapple

George E. Crapple
Co-Chief Executive Officer
March 28, 2003

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Harvey Beker, Co-Chief Executive Officer of Millburn Ridgefield Corporation, the Managing Owner of Global Macro Trust (the “Trust”), do hereby certify that:

1.  I have reviewed this annual report on Form 10-K of Global Macro Trust;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Trust as of, and for, the periods presented in this annual report;

4. The Trust’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Trust and have:

  (a)  designed such disclosure controls and procedures to ensure that material information relating to the Trust, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  (b) evaluated the effectiveness of the Trust’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The Trust’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Trust’s auditors and the audit committee of the Trust’s board of directors (or persons performing the equivalent functions):

  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Trust’s ability to record, process, summarize and report financial data and have identified for the Trust’s auditors any material weaknesses in internal controls; and

  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Trust’s internal controls; and

6.  The Trust’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ Harvey Beker

Harvey Beker
Co-Chief Executive Officer
March 28, 2003

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Gregg R. Buckbinder, Chief Operating Officer and principal financial officer of Millburn Ridgefield Corporation, the Managing Owner of Global Macro Trust (the “Trust”), do hereby certify that:

1.  I have reviewed this annual report on Form 10-K of Global Macro Trust;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Trust as of, and for, the periods presented in this annual report;

4. The Trust’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Trust and have:

  (a)  designed such disclosure controls and procedures to ensure that material information relating to the Trust, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  (b) evaluated the effectiveness of the Trust’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The Trust’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Trust’s auditors and the audit committee of the Trust’s board of directors (or persons performing the equivalent functions):

  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Trust’s ability to record, process, summarize and report financial data and have identified for the Trust’s auditors any material weaknesses in internal controls; and

  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Trust’s internal controls; and

6.  The Trust’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ Gregg R. Buckbinder

Gregg R. Buckbinder
Chief Financial Officer
March 28, 2003

EXHIBIT INDEX

The following exhibits are included herewith.

Designation	Description
10.01	Form of Customer Agreement with Deutsche Bank Securities Inc.

10.02	Form of Foreign Exchange and Options Master Agreements with Morgan Stanley & Co. Incorporated and Morgan Stanley Capital Group Inc. (with schedules)

13.01	2002 Report of Independent Auditors

99.1	Certification of Principal Executive Officer

99.2	Certification of Principal Executive Officer

99.3	Certification of Principal Financial Officer

The following exhibit is incorporated by reference from the exhibit of the same number and description filed with the Trust’s Registration Statement (File No. 333-67072) filed on August, 2001 on Form S-1 under the Securities Act of 1933.

3.01	Certificate of Trust of Registrant.

The following exhibits are incorporated by reference from the exhibits of the same number and description filed with Amendment No. 1 to the Trust’s Registration Statement (File No. 333-67072) filed on January 11, 2002 on Form S-1 under the Securities Act of 1933.

1.01 Amended	Form of Selling Agreement among the Trust, the Managing Owner and the Selling Agent (including the form of Additional Selling Agent Agreement).

10.02	Form of Customer Agreement among the Trust, the Managing Owner and UBS PaineWebber Inc. Selling Agent in its capacity as a futures commission merchant.

The following exhibits are incorporated by reference from the exhibits of the same number and description filed with Post-Effective Amendment No. 1 to the Trust’s Registration Statement (File No. 333-67072) filed December 16, 2002 on Form S-1 under the Securities Act of 1933.

3.03 Amended	Form of Amended and Restated Declaration and Agreement of Trust of Registrant.

10.01	Form of Subscription Agreement and Power of Attorney

10.03	Form of Wholesaling Agreement