Form 10-Q
period 2003-03-31
GLOBAL MACRO TRUST
filed 2003-05-15
CIK 1145765

FORM 10-Q
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


            [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

               For the Quarterly Period Ended:  March 31, 2003
                                     or
           [ ]   Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


                      Commission File Number:  000-50102

                           GLOBAL MACRO TRUST
           (Exact name of registrant as specified in its charter)

             Delaware                             36-7362830
  (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)             Identification No.)

                     c/o MILLBURN RIDGEFIELD CORPORATION
                           411 West Putnam Avenue
                        Greenwich, Connecticut  06830
                  (Address of principal executive offices)

Registrant's telephone number, including area code:  (203) 625-7554

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


          Yes    [X]                                      No    [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

          Yes    [ ]                                      No    [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 31, 2003: $42,290,660






GLOBAL MACRO TRUST								PAGE 1

INDEX

Financial Statements:                                          Pages
   Statements of Financial Condition at
      March 31, 2003 (unaudited) and December 31, 2002        	 1
   Statement of Operations for the Three Months Ended
      March 31, 2003 (unaudited)                                   3
   Condensed Schedule of Investments at
      March 31, 2003 (unaudited) and December 31, 2002             4
   Statement of Trust Capital for the Three Months
      Ended March 31, 2003 (unaudited)                             8
   Financial Highlights for the Three Months Ended
      March 31, 2003 (unaudited)                                   9
   Notes to Financial Statements (unaudited)                      10
Part II - Other Information                                       14

ITEM I. FINANCIAL STATEMENTS

GLOBAL MACRO TRUST

Statements of Financial Condition


                                              Mar. 31, 2003      Dec. 31, 2002
							     (UNAUDITED)
Assets:                                       -------------      -------------
Due from brokers                              $    174,854       $    103,163
Cash denominated in foreign currencies
 (cost $325,681 and $15,089 at March 31, 2003
      and December 31, 2002)                       301,526             14,578
Investments in U.S. Treasury notes - at
 value (amortized cost $16,608,694 and
 $6,559,838 at March 31, 2003 and
 December 31, 2002)                             16,615,647          6,563,623
Unrealized appreciation/(depreciation)
 on open contracts                              (3,155,380)         1,456,794
                                              -------------      -------------
Total equity in trading accounts                13,936,647          8,138,158

Investments in U.S. Treasury notes - at
 value (amortized cost $45,397,098 and
 $14,734,405 at March 31, 2003 and
 December 31, 2002)                             45,416,103         14,742,908
Cash and cash equivalents                        7,693,216          4,302,660
Accrued interest receivable                        713,928            272,157
Due from Managing Owner			                62,898              5,037
Other assets                                        84,708                  -
                                              -------------      -------------
Total assets                                  $ 67,907,500       $ 27,460,920
                                              =============      =============

Liabilities & Trust Capital:
Due to brokers                                $    349,733       $     98,042
Subscriptions received in advance               22,809,655          2,177,000
Redemptions payable to Unitholders                  51,515             31,392

See accompanying notes

GLOBAL MACRO TRUST									PAGE 2

Statements of Financial Condition (Continued)

                                              Mar. 31, 2003      Dec. 31, 2002
							     (UNAUDITED)
                                              -------------      -------------

Accrued brokerage commissions                      211,563            118,363
Due to Managing Owner                                1,160                 -
                                              -------------      -------------
Total liabilities                               23,423,626          2,424,797
                                              -------------      -------------
Assets:
Trust Capital:
   Managing Owner (2,136.413 and 2,156.443
    managing owner units outstanding at
    March 31, 2003 and
    December 31, 2002)                           2,193,214          2,221,645
   Unitholders (41,195.246 and 22,144.905
    units of beneficial interest
    outstanding at March 31, 2003
    and December 31, 2002                       42,290,660         22,814,478
                                              -------------      -------------
Total trust capital                             44,483,874         25,036,123
                                              -------------      -------------
Total liabilities and trust capital           $ 67,907,500       $ 27,460,920
                                              =============      =============
Net Asset Value per unit of
     beneficial interest                      $   1,026.59       $   1,030.24
                                              =============      =============


GLOBAL MACRO TRUST									PAGE 3

Statement of Operations
For the three months ended March 31, 2003 (UNAUDITED)

                                                Mar 31, 2003
                                                ------------
Investment income:
   Interest income                              $   116,714
                                                ------------
Expenses
   Administrative expenses                           44,351
   Brokerage commissions                            557,780
                                                ------------
      Total expenses                                602,131
                                                ------------
      Net investment loss                          (485,417)
                                                ------------

Realized and unrealized gains (losses)
      Net realized gains (losses) on
       closed positions:
         Futures and forward contracts            3,583,643
      Net change in unrealized appreciation
       (depreciation):
         Futures and forward contracts           (4,612,174)
         Foreign exchange translation               (20,506)
      Net gains (losses) from U.S. Treasury notes
         Net change in unrealized appreciation
           (depreciation)                            13,670
                                                ------------
         Total net realized and unrealized
          gains (losses)                         (1,035,367)
                                                ------------
         Net income (loss) before profit
          share to Managing Owner                (1,520,784)
                                                ------------
Less profit share to Managing Owner                     512
                                                ------------
   Net income (loss) after
   profit share to Managing Owner			$(1,521,296)
                                                ============
   Net income (loss) after profit share to Managing Owner
    per unit of beneficial interest             $     (3.65)

GLOBAL MACRO TRUST									PAGE 4

Condensed Schedule of Investments at March 31, 2003 (UNAUDITED)

                                    Net Unrealized
                                    Appreciation/
                                    (Depreciation)    Net Unrealized
                                  as a percentage of  Appreciation/
  Futures and Forward Contracts     Trust Capital     (Depreciation)
  -----------------------------   ------------------  ---------------
   Futures contracts purchased
      Interest rates                         0.56%    $     250,459
      Softs                                  0.05%           21,425
      Stock indices                         (0.15)%         (68,450)
                                             -----    ---------------
   Total futures contracts purchased         0.46%          203,434
                                             -----    ---------------

   Futures contracts sold
      Energies				        (0.52)%        (232,543)
      Grains				        (0.13)%         (55,625)
      Interest rates                        (0.08)%         (37,795)
      Metals                                (0.39)%        (171,399)
      Softs                                  0.04%           16,012
      Stock indices                          0.51%          226,665
                                             -----    ---------------
   Total futures contracts sold             (0.57)%        (254,685)
                                             -----    ---------------
   Total investment in futures
      contracts                             (0.11)%         (51,251)
                                             -----    ---------------
   Total currency forward contracts
      purchased                             (4.96)%      (2,208,049)

   Total currency forward contracts sold    (2.02)%        (896,080)
                                             -----    ---------------
   Total investment in forward
      contracts                             (6.98)%      (3,104,129)
                                             -----    ---------------
   Total investments in futures and
   forward contracts                        (7.09)%   $  (3,155,380)
                                             =====    ===============

                                                    Value as a
                                                    % of Trust
Face Amount Investments in U.S. Treasury notes        Capital        Value
----------- ----------------------------------      ------------ -------------
            Government - United States
$21,200,000  U.S. Treasury notes, 4.000%, 4/30/2003    47.78%    $ 21,253,000
 21,200,000  U.S. Treasury notes, 3.875%, 7/31/2003    48.10%      21,398,750




Condensed Schedule of Investments at March 31, 2003 (UNAUDITED) (Continued)

 19,200,000  U.S. Treasury notes, 2.750%, 10/31/2003   43.57%      19,380,000
                                                        -----    -------------
                  Total investments in U.S. Treasury
                  notes (amortized cost $62,005,792)  139.45%    $ 62,031,750
                                                        -----    -------------

Condensed Schedule of Investments at December 31, 2002

                                    Net Unrealized
                                    Appreciation/
                                    (Depreciation)    Net Unrealized
                                  as a percentage of  Appreciation/
  Futures and Forward Contracts     Trust Capital     (Depreciation)
  -----------------------------   ------------------  ---------------
   Futures contracts purchased
      Energies                               0.86%    $     215,684
	Interest rates  	                     3.04%          761,553
	Metals                                 0.58%          145,044
	Softs                                  0.01%            1,035
 							   -----    ---------------
   Total futures contracts purchased         4.49%        1,123,316
                                             -----    ---------------

   Futures contracts sold
      Grains				         0.16%           40,213
      Metals				        (0.12)%         (29,044)
      Softs                        		   0.03%            6,712
      Stock indices                          0.31%           78,661
                                             -----    ---------------
   Total futures contracts sold              0.38%           96,542
                                             -----    ---------------
   Total investment in futures
      contracts                              4.87%        1,219,858
                                             -----    ---------------
   Total currency forward contracts
      purchased                              1.42%          356,526

   Total currency forward contracts sold    (0.47)%        (119,590)
                                             -----    ---------------
   Total investment in forward
      contracts                              0.95%          236,936
                                             -----    ---------------
   Total investments in futures and
   forward contracts                         5.82%   $    1,456,794
                                             =====    ===============

                                                    Value as a
                                                    % of Trust
Face Amount Investments in U.S. Treasury notes        Capital        Value
----------- ----------------------------------      ------------ -------------
            Government - United States
$7,000,000   U.S. Treasury notes, 4.625%, 2/28/2003    28.11%    $  7,037,187
 7,100,000   U.S. Treasury notes, 4.000%, 4/30/2003    28.61%       7,164,344





Condensed Schedule of Investments at December 31, 2002             (Continued)

 7,000,000   U.S. Treasury notes, 3.875%, 7/31/2003    28.38%       7,105,000
                                                        -----    -------------
                  Total investments in U.S. Treasury
                  notes (amortized cost $21,294,243)   85.10%    $ 21,306,531
                                                        -----    -------------

Statement of Trust Capital
For the three months ended March 31, 2003 (UNAUDITED)

                       Unit      New Profit   Managing
                     Holders     Memo Account    Owner     Total
                   ------------ ------------ ----------- -----------
Trust Capital at
 December 31, 2002
 24,301.348 Units) $ 22,814,478  $        -  $ 2,221,645 $ 25,036,123
Proceeds from sale
of 19,092.718
units of beneficial
interest             21,128,277         512           -    21,128,789
Redemptions (153.146
units of beneficial
interest)               (88,832)         -       (70,910)    (159,742)
90.739 Units
of beneficial
units allocated
Managing Owner's
allocation - New
Profit			     -           -            -          -


Net Income (Loss)    (1,563,263)       (39)       42,006  ( 1,521,296)
                   ------------ -----------  ------------ ------------
Trust Capital at
 March 31, 2003,
(43,331.659 Units) $ 42,290,660  $     473   $ 2,192,741  $44,483,874
                   ============ ===========  ===========  ============


Net Asset Value per unit of
     beneficial interest at March 31, 2003                $  1,026.59
                                                          ============

Financial Highlights per Unit
Operating Performance for the three months ended
March 31, 2003 (UNAUDITED) is as follows:

                                      Mar. 31, 2003
                                      ------------
Net income (loss) from operations:
   Net investment loss                $    (14.88)
   Net realized and unrealized
    gains (losses) on trading of
    futures and forward contracts           10.83
   Net gains (losses) from U.S.
    Treasury obligations                     0.42
   Profit share expense                     (0.02)
                                      ------------
      Net income (loss) per unit            (3.65)

Net asset value per Unit,
 beginning of period                     1,030.24
                                      ------------
Net asset value per Unit,
 end of Period                        $  1,026.59
                                      ============

Total return and ratios for the three months ended March 31, 2003:

  Total return:                                       (0.35)%
  Ratio of expenses to average net assets:             7.14%  (annualized)
  Ratio of net investment loss to average net assets: (5.83)% (annualized)

NOTES TO FINANCIAL STATEMENTS

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Trust's financial condition at March 31, 2003 (unaudited) and December 31, 2002 and the results of its operations for the three month period ended March 31, 2003 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002. The December 31, 2002 Information has been derived from the audited financial statements as of December 31, 2002. The Trust commenced operations on July 1, 2002. Accordingly, comparative information is not provided.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to Item 1, "Financial Statements". The information contained therein is essential to, and should be read in connection with, the following analysis.

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

RESULTS OF OPERATIONS

During its operations through the three-month period ending March 31, 2003, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner. The Trust commenced operations on July 1, 2002. Accordingly, comparative information is not provided.

                          31-Mar-03      31-Dec-02
                        -------------  -------------
        Ending Equity   $ 44,483,874   $ 25,036,123

Due to the nature of commodity trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

The Trust's net assets increased 77.68% in the first quarter of 2003. This increase was attributable to subscriptions of $21,128,789 which was partially offset by redemptions of $159,742 and net loss from operations of $1,521,296.

Brokerage commissions are calculated on the net asset value on the last day of each month and are affected by trading performance and redemptions. Brokerage commissions for the three months ended March 31, 2003 were $557,780.

The Trust's NAV per unit was down 0.35% during the three months ended March 31, 2003. A number of well-defined trends, especially in the energy and interest rate sectors, persisted during the first two months of the year and generated profits. However, as war with Iraq approached in early March, these trends halted and reversed abruptly, producing losses that offset the quarter's earlier gains. On balance for the period, profits from trading energy and interest rate futures were offset by the losses sustained from trading currency and stock index futures, and to a lesser extent by losses from metal and agricultural commodities trading.

For example, crude oil prices, which climbed from $24 a barrel in early November 2002 to nearly $40 per barrel early in 2003, plunged back to under $28 a barrel in only a few days. Consequently, long crude oil positions were profitable in January and February, but lost money in March. Similar results were experienced in trading other energy contracts.

Interest rates, which had been declining broadly for over a year, spiked higher in a flurry of pre-war activity. As a result, long German and U.S. interest rate futures positions produced losses in March after having been profitable in the first two months of the quarter.

A weakening U.S. dollar trend that had been evident since late October 2002 also reversed abruptly during the quarter and was followed by non-directional whipsaw price activity, especially for the Japanese yen. Hence, losses from trading the Asian currencies outweighed gains from long positions in the European currencies and non-dollar cross rate trading.

Stock markets were unsettled and trading of U.S., Japanese and Hong Kong equity futures resulted in a loss. Trading of metal and agricultural commodity futures was unprofitable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Value at Risk is a measure of the maximum amount which the Trust could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Trust's speculative trading and the recurrence in the markets traded by the Trust of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Trust's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Trust's losses in any market sector will be limited to Value at Risk or by the Trust's attempts to manage its market risk.

Materiality, as used in this section "Quantitative and Qualitative Disclosures About Market Risk," is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Trust's market sensitive instruments.

Quantifying the Trust's Trading Value at Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Trust's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Trust's risk exposure in the various market sectors traded by the Managing Owner is quantified below in terms of Value at Risk. Due to the Trust's mark-to-market accounting, any loss in the fair value of the Trust's open positions is directly reflected in the Trust's earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

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

In the case of market sensitive instruments which are not exchange traded (almost exclusively currencies in the case of the Trust), dealers' margins have been used as Value at Risk.

The fair value of the Trust's futures and forward positions does not have any Optionality component. However, the Managing Owner may also trade commodity options on behalf of the Trust. The Value at Risk associated with options would be reflected in the margin requirement attributable to the instrument underlying each option.

In quantifying the Trust's Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been aggregated to determine each trading category's aggregate Value at Risk. The diversification effects resulting from the fact that the Trust's positions are rarely, if ever, 100% positively correlated have not been reflected.

The Trust's Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Trust's open positions by market category for the three months ended March 31, 2003. During the three months ended March 31, 2003, the Trust's average total capitalization was approximately $35,720,429.

               	Average Value   % of Average   Highest Value  Lowest Value
Market Sector     at Risk         Capitalization at Risk        at Risk

Interest rates      $  1.6        4.5%           $  1.6         $  1.6
Currencies             8.1       22.7%              8.1            8.1
Stock indices          1.6        4.5%              1.6            1.6
Metals                 0.5        1.4%              0.5            0.5
Softs                  0.3        0.8%              0.3            0.3
Energies               0.6        1.7%              0.6            0.6

Total               $ 12.7       35.6%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the three months ended March 31, 2003. Average Capitalization is the average of the Trust's capitalization at the end of the three months ended March 31, 2003. Dollar amounts represent millions of dollars.

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

PART II. OTHER INFORMATION

ITEM I. Legal Proceedings - None
ITEM 2. Changes in Securities and Use of Proceeds
        (c)

        Reg. S-K Item 701(f)

        (1) The use of proceeds information is being disclosed for Registration Statement Nos. 333-67072 and 333-102095, filed pursuant To Commission Rule 429, declared effective on March 26, 2002 and
February 11, 2003, respectively.

        (4)(iv) For the account of the issuer, the amount of Units sold as of March 31, 2003 is $43,689,313, and the aggregate offering price of the amount registered as of March 31, 2003 is $277,434,000.

        (vi)   The net offering proceeds to the issuer totaled $43,689,313.

        (vii) From the effective dates of the Registration Statements to March 31, 2003, the amount of net offering proceeds to the issuer for commodity futures and forward trading totaled $43,689,313.

ITEM 3. Defaults Upon Senior Securities - None
ITEM 4. Submission of Matters to a Vote of Security Holders - None
ITEM 5. Other Information - None
ITEM 6. (a) Exhibits -

The following exhibits are incorporated by reference from the exhibits of the same number and description filed with the Trust's Annual Report filed on March 31, 2003 on Form 10-K under the Securities and Exchange Act of 1934.

Designation	Description
----------- -----------
10.01		Form of Customer Agreement with Deutsche Bank Securities Inc.
10.02 Form of Foreign Exchange and Options Master Agreements with Morgan Stanley & Co. Incorporated and Morgan Stanley Capital Group Inc. (with schedules)

The following exhibit is incorporated by reference from the exhibit of the same number and description filed with the Trust's Registration Statement (File No. 333-67072) filed on August 8, 2001 on Form S-1 under the Securities Act of 1933.

3.01		Certificate of Trust of Registrant.

The following exhibits are incorporated by reference from the exhibits of the same number and description filed with Amendment No. 1 to the Trust's Registration Statement (File No. 333-67072) filed on January 11, 2002 on
Form S-1 under the Securities Act of 1933.

1.01 Amended Form of Selling Agreement among the Trust, the Managing
Owner and the Selling Agent (including the form of Additional Selling Agent Agreement).

10.02 Form of Customer Agreement among the Trust, the Managing Owner and UBS PaineWebber Inc. Selling Agent in its capacity as a futures commission merchant.

The following exhibits are incorporated by reference from the exhibits of the same number and description filed with Post-Effective Amendment No. 1 to the Trust's Registration Statement (File No. 333-67072) filed December 16, 2002 on Form S-1 under the Securities Act of 1933.

3.03 Amended Form of Amended and Restated Declaration and Agreement of Trust of Registrant.
10.01		Form of Subscription Agreement and Power of Attorney
10.03		Form of Wholesaling Agreement


		99(a) - Certification of Co-Chief Executive Officer 99(b) - Certification of Co-Chief Executive Officer 99(c) - Certification of Chief Financial Officer

        (b) Reports on Form 8-K - None


                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 14th day of May 2003.

   GLOBAL MACRO TRUST

   By:  Millburn Ridgefield Corporation,
        Managing Owner

Date: May 14, 2003
                              /s/Tod A. Tanis
                                 Tod A. Tanis
                                 Vice-President
                                (principal accounting officer)





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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition and results of operations of the Trust as of, and for, the periods presented in this quarterly report;

4. The Trust's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of Exchange Act Rule 15d-14) for the Trust and we have:

(i) designed such disclosure controls and procedures to ensure that material information relating to the Trust is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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


By:  /s/ George E. Crapple


__________________________________
George E. Crapple
Co-Chief Executive Officer
May 14, 2003


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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition and results of operations of the Trust as of, and for, the periods presented in this quarterly report;

4. The Trust's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of Exchange Act Rule 15d-14) for the Trust and we have:

(i) designed such disclosure controls and procedures to ensure that material information relating to the Trust is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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


By:  /s/ Harvey Beker


__________________________________
Harvey Beker
Co-Chief Executive Officer
May 14, 2003


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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition and results of operations of the Trust as of, and for, the periods presented in this quarterly report;

4. The Trust's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of Exchange Act Rule 15d-14) for the Trust and we have:

   (i) designed such disclosure controls and procedures to ensure that material information relating to the Trust is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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


By:  /s/ Gregg R. Buckbinder


__________________________________
Gregg R. Buckbinder
Chief Financial Officer
May 14, 2003

Exhibit 99(a)
CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

I, George E. Crapple, the Co-Chief Executive Officer of Millburn Ridgefield Corporation, the Managing Owner of Global Macro Trust (the "Trust"), certify that (i) the Quarterly Report of the Trust on Form 10-Q for the period ending March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.


Date:
May 14, 2003

  /s/
 George E. Crapple
 -------------------------
 George E. Crapple
 Co-Chief Executive Officer



Exhibit 99(b)
CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

I, Harvey Beker, the Co-Chief Executive Officer of Millburn Ridgefield Corporation, the Managing Owner of Global Macro Trust (the "Trust"), certify that (i) the Quarterly Report of the Trust on Form 10-Q for the period ending March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.

Date:
May 14, 2003

  /s/
 Harvey Beker
 -------------------------
 Harvey Beker
 Co-Chief Executive Officer


Exhibit 99(c)
CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

I, Gregg Buckbinder, the Chief Operating Officer and principal financial officer Of Millburn Ridgefield Corporation, the Managing Owner of Global Macro Trust (the "Trust"), certify that (i) the Quarterly Report of the Trust on Form 10-Q for the period ending March 31, 2003 fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.

Date:
May 14, 2003

  /s/
 Gregg Buckbinder
 -------------------------
 Gregg Buckbinder
 Chief Operating Officer