Form 10-Q
period 2003-06-30
GLOBAL MACRO TRUST
filed 2003-08-14
CIK 1145765

FORM 10-Q
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


            [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

               For the Quarterly Period Ended:  June 30, 2003
                                     or
           [ ]   Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


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


          Yes    [X]                                      No    [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

          Yes    [ ]                                      No    [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2003: $105,442,659

GLOBAL MACRO TRUST				         	PAGE 1

INDEX

Financial Statements:                                          Pages
   Statements of Financial Condition at
      June 30, 2003 (unaudited) and December 31, 2002              1
   Statement of Operations for the Three Months Ended
      June 30, 2003 (unaudited)                                    3
   Statement of Operations for the Six Months Ended
      June 30, 2003 (unaudited)                                    4
   Condensed Schedule of Investments at
      June 30, 2003 (unaudited) and December 31, 2002              5
   Statement of Trust Capital for the Six Months
      Ended June 30, 2003 (unaudited)                              8
   Financial Highlights for the Three Months Ended
      June 30, 2003 (unaudited)                                    9
   Financial Highlights for the Six Months Ended
      June 30, 2003 (unaudited)                                   10
Notes to Financial Statements (unaudited)                         11
Part II - Other Information                                       17

ITEM I. FINANCIAL STATEMENTS

GLOBAL MACRO TRUST

Statements of Financial Condition

                                              Jun. 30, 2003      Dec. 31, 2002
                                                                 (UNAUDITED)
Assets:                                       -------------      -------------
Due from brokers                              $  1,013,963       $    103,163
Cash denominated in foreign currencies
 (cost $1,078,417 and $15,089 at June 30, 2003
      and December 31, 2002)                     1,018,120             14,578
Investments in U.S. Treasury notes - at
market value (amortized cost $39,472,404 and
 $6,559,838 at June 30, 2003 and
 December 31, 2002)                             39,459,031          6,563,623
Unrealized appreciation/(depreciation)
 on open contracts                              (1,073,963)         1,456,794
                                              -------------      -------------
Total equity in trading accounts                40,417,151          8,138,158

Investments in U.S. Treasury notes - at
 market value (amortized cost $83,265,214 and
 $14,734,405 at June 30, 2003 and
 December 31, 2002)                             83,319,250         14,742,908
Cash and cash equivalents                       12,853,438          4,302,660
Accrued interest receivable                      1,565,006            272,157
Due from Managing Owner			                 -              5,037
                                              -------------      -------------
See accompanying notes

GLOBAL MACRO TRUST								     PAGE 2
Statements of Financial Condition (con't)
					      Jun. 30, 2003      Dec. 31, 2002
                                               (UNAUDITED)
                                              -------------      -------------

Total assets                                  $138,154,845       $ 27,460,920
                                              =============      =============

Liabilities & Trust Capital:
Due to brokers                                $  1,647,628       $     98,042
Subscriptions received in advance               27,745,609          2,177,000
Redemptions payable to Unitholders                   9,527             31,392
Accrued brokerage commissions                      536,417            118,363
Accrued expenses                                    19,926                 -
    -------------      -------------
Total liabilities                               29,959,107          2,424,797
                                              -------------      -------------
Assets:
Trust Capital:
   Managing Owner (2,554.075 and 2,156.443
    managing owner units outstanding at
    June 30, 2003 and
    December 31, 2002)                           2,753,079          2,221,645
   Unitholders (97,820.802 and 22,144.905
    units of beneficial interest
    outstanding at June 30, 2003
    and December 31, 2002                      105,442,659         22,814,478
                                              -------------      -------------
Total trust capital                            108,195,738         25,036,123
                                              -------------      -------------
Total liabilities and trust capital           $138,154,845       $ 27,460,920
                                              =============      =============
Net Asset Value per unit of
     beneficial interest                      $   1,077.92       $   1,030.24
                                              =============      =============



See accompanying notes

GLOBAL MACRO TRUST									PAGE 3

Statement of Operations
For the three months ended June 30, 2003 (UNAUDITED)

                                                Jun 30, 2003
                                                ------------
Investment income:
   Interest income                              $   262,222
                                                ------------
Expenses
   Administrative expenses                          134,704
   Brokerage commissions                          1,474,537
                                                ------------
      Total expenses                              1,609,241
                                                ------------
      Net investment income (loss)               (1,347,019)
                                                ------------

Realized and unrealized gains (losses)
      Net realized gains (losses) on
       closed positions:
         Futures and forward contracts            3,370,712
      Net change in unrealized appreciation
       (depreciation):
         Futures and forward contracts            2,081,417
         Foreign exchange translation               (35,271)
      Net gains (losses) from U.S. Treasury notes
         Net change in unrealized appreciation
           (depreciation)                            14,705
                                                ------------
         Total net realized and unrealized
          gains (losses)                          5,431,563
                                                ------------
         Net income (loss) before profit
          share to Managing Owner                 4,084,544
                                                ------------
Less profit share to Managing Owner                 398,824
                                                ------------
   Net income (loss) after
   profit share to Managing Owner	        $ 3,685,720
                                                ============
   Net income (loss) after profit share to Managing Owner
    per unit of beneficial interest             $     51.33


See accompanying notes

GLOBAL MACRO TRUST									PAGE 4

Statement of Operations
For the six months ended June 30, 2003 (UNAUDITED)

                                                Jun 30, 2003
                                                ------------
Investment income:
   Interest income                              $   378,936
                                                ------------
Expenses
   Administrative expenses                          179,055
   Brokerage commissions                          2,032,317
                                                ------------
      Total expenses                              2,211,372
                                                ------------
      Net investment income (loss)               (1,832,436)
                                                ------------

Realized and unrealized gains (losses)
      Net realized gains (losses) on
       closed positions:
         Futures and forward contracts            6,954,355
      Net change in unrealized appreciation
       (depreciation):
         Futures and forward contracts           (2,530,757)
         Foreign exchange translation               (55,777)
      Net gains (losses) from U.S. Treasury notes
         Net change in unrealized appreciation
           (depreciation)                            28,375
                                                ------------
         Total net realized and unrealized
          gains (losses)                          4,396,196
                                                ------------
         Net income (loss) before profit
          share to Managing Owner                 2,563,760
                                                ------------
Less profit share to Managing Owner                 399,336
                                                ------------
   Net income (loss) after
   profit share to Managing Owner		$ 2,164,424
                                                ============
   Net income (loss) after profit share to Managing Owner
    per unit of beneficial interest             $     47.68

See accompanying notes

GLOBAL MACRO TRUST									PAGE 5

Condensed Schedule of Investments at June 30, 2003 (UNAUDITED)

                                    Net Unrealized
                                    Appreciation/
                                    (Depreciation)    Net Unrealized
                                  as a percentage of  Appreciation/
  Futures and Forward Contracts     Trust Capital     (Depreciation)
  -----------------------------   ------------------  ---------------
   Futures contracts purchased
      Energies                               0.04%    $      45,970
      Interest rates                        (0.76)%        (820,231)
	Metals				    (0.10)%        (105,862)
      Stock indices                          0.09%           96,031
                                             -----    ---------------
   Total futures contracts purchased        (0.73)%        (784,092)
                                             -----    ---------------
   Futures contracts sold
      Energies				    (0.08)%         (83,176)
      Grains				      0.13%          136,275
      Interest rates                          1.54%        1,665,378
	Softs				      0.00%              563
                                             -----    ---------------
   Total futures contracts sold               1.59%        1,719,040
                                             -----    ---------------
   Total investment in futures
      contracts                               0.86%          934,948
                                             -----    ---------------
   Total currency forward contracts
      purchased                             (0.83)%         (900,453)

   Total currency forward contracts sold    (1.03)%       (1,108,458)
                                             -----    ---------------
   Total investment in forward
      contracts                             (1.86)%       (2,008,911)
                                             -----    ---------------
   Total investments in futures and
   forward contracts                        (1.00)%   $   (1,073,963)
                                             =====    ===============

                                                    Value as a
                                                    % of Trust
Face Amount Investments in U.S. Treasury notes        Capital        Value
----------- ----------------------------------      ------------ -------------
            Government - United States
$40,500,000  U.S. Treasury notes, 3.875%, 07/31/2003   37.65%    $ 40,588,594
 40,500,000  U.S. Treasury notes, 2.750%, 10/31/2003   37.79%      40,740,468
 40,500,000  U.S. Treasury notes, 4.750%, 02/15/2004   38.45%      41,449,219
                                                        -----    -------------
See accompanying notes

GLOBAL MACRO TRUST                                                    PAGE 6
Condensed Schedule of Investments at June 30,2003 (con't)


                  Total investments in U.S. Treasury
                  notes (amortized cost $122,737,618) 113.89%    $122,778,281
                                                        -----    -------------

Condensed Schedule of Investments at December 31, 2002

                                    Net Unrealized
                                    Appreciation/
                                    (Depreciation)    Net Unrealized
                                  as a percentage of  Appreciation/
  Futures and Forward Contracts     Trust Capital     (Depreciation)
  -----------------------------   ------------------  ---------------
   Futures contracts purchased
      Energies                               0.86%    $     215,684
	Interest rates  	             3.04%          761,553
	Metals                               0.58%          145,044
	Softs                                0.01%            1,035
 					   -------  ---------------
   Total futures contracts purchased         4.49%        1,123,316
                                           -------  ---------------

   Futures contracts sold
      Grains			             0.16%           40,213
      Metals				    (0.12)%         (29,044)
      Softs                        	     0.03%            6,712
      Stock indices                          0.31%           78,661
                                             -----    ---------------
   Total futures contracts sold              0.38%           96,542
                                             -----    ---------------
   Total investment in futures
      contracts                              4.87%        1,219,858
                                             -----    ---------------
   Total currency forward contracts
      purchased                              1.42%          356,526

   Total currency forward contracts sold    (0.47)%        (119,590)
                                             -----    ---------------
   Total investment in forward
      contracts                              0.95%          236,936
                                             -----    ---------------
   Total investments in futures and
   forward contracts                         5.82%   $    1,456,794
                                             =====    ===============


See accompanying notes

GLOBAL MACRO TRUST								     PAGE 7
Condensed Schedule of Investments at December 31, 2002 (con't)

                                                    Value as a
                                                    % of Trust
Face Amount Investments in U.S. Treasury notes        Capital        Value
----------- ----------------------------------      ------------ -------------
            Government - United States
$7,000,000   U.S. Treasury notes, 4.625%, 2/28/2003    28.11%    $  7,037,187
 7,100,000   U.S. Treasury notes, 4.000%, 4/30/2003    28.61%       7,164,344
 7,000,000   U.S. Treasury notes, 3.875%, 7/31/2003    28.38%       7,105,000
                                                       ------    -------------
                  Total investments in U.S. Treasury
                  notes (amortized cost $21,294,243)   85.10%    $ 21,306,531
                                                       ------    ------------

See accompanying notes

GLOBAL MACRO TRUST								PAGE 8

Statement of Trust Capital
For the six months ended June 30, 2003 (UNAUDITED)

                       Unit      New Profit   Managing
                     Holders     Memo Account    Owner     Total
                   ------------ ------------ ----------- -----------
Trust Capital at
 December 31, 2002
 24,301.348 Units) $ 22,814,478  $       -  $ 2,221,645  $ 25,036,123
Proceeds from sale
of 75,726.139
units of beneficial
interest             80,816,560          -           -     80,816,560
Redemptions (207.298
units of beneficial
interest)              (148,911)         -      (71,794)     (220,705)
184.261 Units
of beneficial
units allocated               -          -            -             -
Managing Owner's
allocation - New Profit
(370.427 Managing Owner
units)                        -    399,336            -       399,336
Net Income (Loss)     1,960,532        (40)     203,932     2,164,424
                   ------------ -----------  ------------ ------------
Trust Capital at
 June 30, 2003,
(100,374.877 Units)$105,442,659  $ 399,296   $2,353,783  $108,195,738
                   ============ ===========  ===========  ============


Net Asset Value per unit of
     beneficial interest at June 30, 2003                $   1,077.92
                                                          ============

See accompanying notes

GLOBAL MACRO TRUST                                                        PAGE 9

Financial Highlights per Unit
Operating Performance for the three months ended
June 30, 2003 (UNAUDITED) is as follows:

                                      Jun 30, 2003
                                      ------------
Net income (loss) from operations:
   Net investment loss                $    (17.34)
   Net realized and unrealized
    gains (losses) on trading of
    futures and forward contracts           73.42
   Net gains (losses) from U.S.
    Treasury obligations                     0.19
   Profit share expense                     (4.94)
                                      ------------
      Net income (loss) per unit            51.33

Net asset value per Unit,
 beginning of period                     1,026.59
                                      ------------
Net asset value per Unit,
 end of Period                        $  1,077.92
                                      ============

Total return and ratios for the three months ended June 30, 2003:

  Total return:                                        5.00%
  Ratio of expenses to average net assets:             7.37%  (annualized)
  Ratio of net investment loss to average net assets: (6.19)% (annualized)



See accompanying notes

GLOBAL MACRO TRUST                                                       PAGE 10

Financial Highlights per Unit
Operating Performance for the six months ended
June 30, 2003 (UNAUDITED) is as follows:

                                      Jun 30, 2003
                                      ------------
Net income (loss) from operations:
   Net investment loss                $    (32.22)
   Net realized and unrealized
    gains (losses) on trading of
    futures and forward contracts           84.25
   Net gains (losses) from U.S.
    Treasury obligations                     0.61
   Profit share expense                     (4.96)
                                      ------------
      Net income (loss) per unit            47.68

Net asset value per Unit,
 beginning of period                     1,030.24
                                      ------------
Net asset value per Unit,
 end of Period                        $  1,077.92
                                      ============

Total return and ratios for the six months ended June 30, 2003:

  Total return:                                        4.63%
  Ratio of expenses to average net assets:             7.30%  (annualized)
  Ratio of net investment loss to average net assets: (6.09)% (annualized)

See accompanying notes

GLOBAL MACRO TRUST                                                       PAGE 11

NOTES TO FINANCIAL STATEMENTS

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Trust's financial condition at June 30, 2003 (unaudited) and December 31, 2002 and the results of its operations for the three and six month periods ended June 30, 2003 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002. The December 31, 2002 information has been derived from the audited financial statements as of December 31, 2002. The Trust commenced operations on July 1, 2002. Accordingly, comparative information is not provided.

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

The Trust's assets are generally held as cash or cash equivalents which are

GLOBAL MACRO TRUST                                                       PAGE 12

NOTES TO FINANCIAL STATEMENTS (con't)

used to margin or collateralize the Trust's futures and forward positions and are withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to daily price fluctuation limits, which are inherent in the Trust's futures and forward trading, the Trust's assets are highly liquid and are expected to remain so.

PROFIT SHARE

The following table indicates the profit share earned by the Managing Owner from Unitholders' redemptions during the three and six-month periods ended June 30, 2003 as well as the profit share accrued at June 30, 2003. Profit share earned is credited to the New Profit memo account as defined in the Trust's Trust Agreement. The Trust commenced operations on July 1, 2002. Accordingly, comparative information is not provided.

Three months ended:	Jun 30, 2003	Six months ended:  Jun 30, 2003
			------------      	          -------------
Profit share earned	$        827			  $       1,339
Profit share accrued	     397,997                            397,997
                        ------------                      -------------
Total profit share	$    398,824                      $     399,336
			============                      =============

RESULTS OF OPERATIONS

During its operations through the three and six month periods ending June 30, 2003, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner. The Trust commenced operations on July 1, 2002. Accordingly, comparative information is not provided.

                          30-Jun-03      31-Mar-03
                        -------------  -------------
        Ending Equity   $107,797,741    $ 44,483,874

Due to the nature of commodity trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

The Trust's net assets increased 142.33% in the second quarter of 2003. This increase was attributable to subscriptions of $59,688,226 and net income from operations of $3,685,720 which was partially offset by redemptions of $60,079.

Brokerage commissions are calculated on the net asset value on the last day of each month and are affected by trading performance and redemptions. Brokerage commissions for the three months ended June 30, 2003 were $1,474,537.

GLOBAL MACRO TRUST                                                       PAGE 13

NOTES TO FINANCIAL STATEMENTS (con't)

January 1, 2003 to June 30, 2003
--------------------------------

April 1, 2003 to June 30, 2003

The Trust's NAV per unit posted a 5.00% gain during the second quarter, as profits in the April-May period outweighed losses in June. Trading of interest rate futures, currency forwards and equity futures was profitable, while trading of non-financial futures (energy, metals, and agricultural commodities) produced modest losses.

Medium-term and long-term interest rates in Europe, the U.S. and Japan resumed their decline during April and May. Hence, long positions in 5-year, 10-year and 30-year interest rate futures contracts for U.S., European and Japanese instruments were very profitable. By mid-June, however, amid signs of nascent growth, interest rates started to rise significantly and there were some losses sustained on these same positions, which were subsequently reversed to short futures contract positions.

A similar pattern of profits in April and May followed by losses in June was exhibited in the currency sector. Short U.S. dollar positions against the euro, other European currencies, the Australian, New Zealand and Singapore dollars, and the South African rand produced sizable gains early in the quarter. Later, however, as the U.S. dollar rebounded against the European bloc of currencies, there were losses on many of these short foreign dollar positions, although the short dollar positions versus the Aussie, New Zealand, South African and Singaporean currencies were still fractionally profitable. Meanwhile, the U.S. dollar/yen exchange rate was quite volatile and losses were registered on both long and short dollar positions throughout the quarter. Finally, long euro positions vis-a-vis the yen, Norwegian krone, and pound sterling, and a long sterling position relative to the yen were profitable.

Trading of stock index futures was fractionally positive. Long positions in German, Japanese, and the Nasdaq stock indices were profitable, while a short
 S&P index trade was somewhat unprofitable.

An up-trend in natural gas prices reversed and spiked sharply downward in June, resulting in a marked loss on a long position. Trading elsewhere in the energy sector had a slight negative impact on performance.

In the agricultural sector, corn futures prices were quite volatile and, hence, losses were experienced on both long and short positions. Trading of other soft and agricultural commodities was slightly negative for performance.

Long gold and copper positions generated a small quarterly loss.

January 1, 2003 to March 31, 2003

The Trust's NAV per unit was down 0.35% during the three months ended March 31, 2003. A number of well-defined trends, especially in the energy and interest rate sectors, persisted during the first two months of the year and generated profits. However, as war with Iraq approached in early March, these trends

GLOBAL MACRO TRUST                                                       PAGE 14

NOTES TO FINANCIAL STATEMENTS (con't)

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

Quantifying the Trust's Trading Value at Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Trust's market risk

GLOBAL MACRO TRUST                                                       PAGE 15

NOTES TO FINANCIAL STATEMENTS (con't)

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

The Trust's Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Trust's open positions by market category for each of the six months ended June 30, 2003. During the six months ended
June 30, 2003, the Trust's average total capitalization was approximately $62,524,174.

GLOBAL MACRO TRUST                                                       PAGE 16

NOTES TO FINANCIAL STATEMENTS (con't)


              	Average Value   % of Average   Highest Value  Lowest Value
Market Sector     at Risk         Capitalization at Risk        at Risk

Interest rates      $  2.3        4.0%           $  3.0         $  1.6
Currencies            13.9       22.3%             19.6            8.1
Stock indices          1.9        3.5%              2.2            1.6
Metals                 0.3        0.8%              0.5            0.1
Softs                  0.3        0.6%              0.3            0.3
Energies               0.7        1.3%              0.7            0.6

Total               $ 19.4       32.3%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the six months ended June 30, 2003. Average Capitalization is the average of the Trust's capitalization at the end of each of the six months ended June 30, 2003. Dollar amounts represent millions of dollars.

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

GLOBAL MACRO TRUST								       PAGE 17

PART II. OTHER INFORMATION

ITEM I. Legal Proceedings - None
ITEM 2. Changes in Securities and Use of Proceeds
        (c)

        Reg. S-K Item 701(f)

        (1) The use of proceeds information is being disclosed for Registration Statement Nos. 333-67072 and 333-102095, filed pursuant To Commission Rule 429, declared effective on March 26, 2002 and
February 11, 2003, respectively.

        (4)(iv) For the account of the issuer, the amount of Units sold as of June 30, 2003 is $103,376,712, and the aggregate offering price of the amount registered as of June 30, 2003 is $277,434,000.

        (vi)   The net offering proceeds to the issuer totaled $103,376,712.

        (vii)   From the effective dates of the Registration Statements to

June 30, 2003, the amount of net offering proceeds to the issuer for commodity futures and forward trading totaled $103,376,712.

ITEM 3. Defaults Upon Senior Securities - None
ITEM 4. Submission of Matters to a Vote of Security Holders - None
ITEM 5. Other Information - None
ITEM 6. (a) Exhibits -

The following exhibits are incorporated by reference from the exhibits of the same number and description filed with the Trust's Annual Report filed on June 30, 2003 on Form 10-K under the Securities and Exchange Act of 1934.

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

GLOBAL MACRO TRUST                                                       PAGE 18

Part II - Other Information (con't)

10.02 Form of Customer Agreement among the Trust, the Managing Owner and UBS Financial Services Inc. Selling Agent in its capacity as a futures commission merchant.

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

The following exhibits are included herewith:

31.01 Rule 13(a)-14(a)/15(d)-14(a) Certification of Co-Chief Executive Officer
31.02 Rule 13(a)-14(a)/15(d)-14(a) Certification of Co-Chief Executive Officer
31.03 Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer
32.01 Section 1350 Certification of Co-Chief Executive Officer
32.02 Section 1350 Certification of Co-Chief Executive Officer
32.03 Section 1350 Certification of Chief Financial Officer

        (b) Reports on Form 8-K - None

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 14th day of August, 2003.

   By:  Millburn Ridgefield Corporation,
        Managing Owner
Date: August 14, 2003
                             /s/Tod A. Tanis
                                Tod A. Tanis
                                Vice-President
                                (principal accounting officer)

EXHIBIT 31.01 RULE 13(a)-14(a)/15(d)-14(a)
CERTIFICATION OF CO-CHIEF EXECUTIVE OFFICER

I, George E. Crapple, Co-Chief Executive Officer of Millburn Ridgefield Corporation, the Managing Owner of Global Macro Trust (the "Trust"), certify that:

I have reviewed this quarterly report on Form 10-Q of Global Macro Trust;

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such

GLOBAL MACRO TRUST                                                       PAGE 19

statements were made, not misleading with respect to the period covered by this report;

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and trust capital of the Trust as of, and for, the periods presented in this report;

The Trust's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) and internal controls over financial reporting (as defined in Exchange Act Rules 13(a)-15(f) and 15d-15(f)) for the Trust and have:

  (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Trust, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

  (c) evaluated the effectiveness of the Trust's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  (d) disclosed in this report any change in the Trust's internal control over financial reporting that occurred during the Trust's most recent fiscal quarter (the Trust's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting; and

The Trust's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Trust's auditors and the audit committee of the Trust's board of directors (or persons performing the equivalent functions):

  (a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Trust's ability to record, process, summarize and report financial information; and

  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Trust's internal control over financial reporting.

By:  /s/ George E. Crapple

GLOBAL MACRO TRUST                                                       PAGE 20

George E. Crapple
Co-Chief Executive Officer
August 14, 2003

EXHIBIT 31.02 RULE 13(a)-14(a)/15(d)-14(a)
CERTIFICATION OF CO-CHIEF EXECUTIVE OFFICER

I, Harvey Beker, Co-Chief Executive Officer of Millburn Ridgefield Corporation, the Managing Owner of Global Macro Trust (the "Trust"), certify that:

I have reviewed this quarterly report on Form 10-Q of Global Macro Trust;

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and trust capital of the Trust as of, and for, the periods presented in this report;

The Trust's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) and internal controls over financial reporting (as defined in Exchange Act Rules 13(a)-15(f) and 15d-15(f)) for the Trust and have:

  (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Trust, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

  (c) evaluated the effectiveness of the Trust's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  (d) disclosed in this report any change in the Trust's internal control over financial reporting that occurred during the Trust's most recent fiscal quarter (the Trust's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting; and

GLOBAL MACRO TRUST                                                       PAGE 21

The Trust's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Trust's auditors and the audit committee of the Trust's board of directors (or persons performing the equivalent functions):

  (a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Trust's ability to record, process, summarize and report financial information; and

  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Trust's internal control over financial reporting.

By:  /s/ Harvey Beker


__________________________________
Harvey Beker
Co-Chief Executive Officer
August 14, 2003

EXHIBIT 31.03 RULE 13(a)-14(a)/15(d)-14(a)
CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Gregg Buckbinder, Chief Financial Officer of Millburn Ridgefield Corporation, the Managing Owner of Global Macro Trust (the "Trust"), certify that:

I have reviewed this quarterly report on Form 10-Q of Global Macro Trust;

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and trust capital of the Trust as of, and for, the periods presented in this report;

The Trust's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) and internal controls over financial reporting (as defined in Exchange Act Rules 13(a)-15(f) and 15d-15(f)) for the Trust and have:

  (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Trust, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

GLOBAL MACRO TRUST                                                       PAGE 22

  (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

  (c) evaluated the effectiveness of the Trust's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  (d) disclosed in this report any change in the Trust's internal control over financial reporting that occurred during the Trust's most recent fiscal quarter (the Trust's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting; and

The Trust's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Trust's auditors and the audit committee of the Trust's board of directors (or persons performing the equivalent functions):

  (a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Trust's ability to record, process, summarize and report financial information; and

  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Trust's internal control over financial reporting.

By:  /s/ Gregg Buckbinder

__________________________________
Gregg Buckbinder
Chief Financial Officer
August 14, 2003

Exhibit 32.01
CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

I, Harvey Beker, the Co-Chief Executive Officer of Millburn Ridgefield Corporation, the Managing Owner of Global Macro Trust (the "Trust"), certify that (i) the Quarterly Report of the Trust on Form 10-Q for the period ending June 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.


Date:
August 14, 2003

GLOBAL MACRO TRUST                                                       PAGE 23

/s/ Harvey Beker
 -------------------------
 Harvey Beker
 Co-Chief Executive Officer



Exhibit 32.02
CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

I, Harvey Beker, the Co-Chief Executive Officer of Millburn Ridgefield Corporation, the Managing Owner of Global Macro Trust (the Trust"), certify that (i) the Quarterly Report of the Trust on Form 10-Q for the period ending June 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.

Date:
August 14, 2003

/s/  Harvey Beker
 -------------------------
 Harvey Beker
 Co-Chief Executive Officer


Exhibit 32.03
CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

I, Gregg Buckbinder, the Chief Operating Officer and principal financial officer of Millburn Ridgefield Corporation, the Managing Owner of Global Macro Trust (the "Trust"), certify that (i) the Quarterly Report of the Trust on Form 10-Q for the period ending June 30, 2003 fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.

Date:
August 14, 2003

/s/ Gregg Buckbinder

 -------------------------
 Gregg Buckbinder
 Chief Operating Officer