Form 10-Q
period 2003-09-30
GLOBAL MACRO TRUST
filed 2003-11-14
CIK 1145765

FORM 10-Q
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


             [X] Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

              For the Quarterly Period Ended: September 30, 2003
                                     or
             [ ] Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


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

          Yes    [ ]                                      No    [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates: $184,045,996

GLOBAL MACRO TRUST                                              PAGE 1
INDEX

Financial Statements:                                               Pages
   Statements of Financial Condition at
      September 30, 2003 (unaudited) and December 31, 2002              1
   Statement of Operations for the Three Months Ended
      September 30, 2003 and 2002 (unaudited)                           3
   Statement of Operations for the Nine Months Ended
      September 30, 2003 (unaudited)*                                   4
   Condensed Schedule of Investments at
      September 30, 2003 (unaudited) and December 31, 2002              5
   Statement of Trust Capital for the Nine Months
      Ended September 30, 2003 and for the Three Months
      Ended September 30, 2002 (unaudited)*                             8
   Financial Highlights for the Three Months Ended
      September 30, 2003 and 2002 (unaudited)                           9
   Financial Highlights for the Nine Months Ended
      September 30, 2003 (unaudited)*                                  10
Notes to Financial Statements (unaudited)                              11
Part II - Other Information                                            17

* The Trust commenced operations on July 1, 2002.

ITEM I. FINANCIAL STATEMENTS

GLOBAL MACRO TRUST

Statements of Financial Condition

                                              Sep. 30, 2003      Dec. 31, 2002
                                              (UNAUDITED)
Assets                                       -------------      -------------
Equity in trading accounts:
Due from brokers                              $  1,660,732       $    103,163
Cash denominated in foreign currencies
 (cost $2,886,125 and $15,089 at
 September 30, 2003 and December 31, 2002)       3,121,171             14,578
Investments in U.S. Treasury notes - at
market value (amortized cost $59,784,935 and
 $6,559,838 at September 30, 2003 and
 December 31, 2002)                             59,728,972          6,563,623
Unrealized appreciation/(depreciation)
 on open contracts                               7,998,984          1,456,794
                                              -------------      -------------
Total equity in trading accounts                72,509,859          8,138,158

Investments in U.S. Treasury notes - at
 market value (amortized cost $114,054,543
 and $14,734,405 at September 30, 2003 and
 December 31, 2002)                            114,103,341         14,742,908
Cash and cash equivalents                       24,073,339          4,302,660
Accrued interest receivable                      1,819,486            272,157
Due from Managing Owner                                  -              5,037
                                              -------------      -------------
See accompanying notes


GLOBAL MACRO TRUST                                                       PAGE 2
Statements of Financial Condition (con't)
(UNAUDITED)
                                              Sep. 30, 2003      Dec. 31, 2002
                                              -------------      -------------

Total assets                                  $212,506,025       $ 27,460,920
                                              =============      =============

Liabilities & Trust Capital:
Due to brokers                                $          -       $     98,042
Subscriptions received in advance               23,544,987          2,177,000
Redemptions payable to Unitholders                 318,769             31,392
Accrued brokerage commissions                      946,640            118,363
Due to Managing Owner                              253,753                  -
                                              -------------      -------------
Total liabilities                               25,064,149          2,424,797
                                              -------------      -------------
Assets:

Trust Capital:
   Managing Owner (3,089.556 and 2,156.443
    managing owner units outstanding at

    September 30, 2003 and
    December 31, 2002)                           3,395,880          2,221,645
   Unitholders (167,443.524 and 22,144.905
    units of beneficial interest
    outstanding at September 30, 2003
    and December 31, 2002                      184,045,996         22,814,478
                                              -------------      -------------
Total trust capital                            187,441,876         25,036,123
                                              -------------      -------------
Total liabilities and trust capital           $212,506,025       $ 27,460,920
                                              =============      =============
Net Asset Value per unit of
     beneficial interest                      $   1,099.15       $   1,030.24
                                              =============      =============





See accompanying notes

GLOBAL MACRO TRUST                                                       PAGE 3

Statement of Operations
For the three months ended September 30, 2003 and September 30, 2002 (UNAUDITED)

                                                Sep. 30, 2003   Sep. 30, 2002
                                                ------------    -------------
Investment income:
   Interest income                              $   405,643       $   36,935
                                                ------------      -----------
Expenses
   Administrative expenses                          240,084           12,576
   Brokerage commissions                          2,755,620          129,902
                                                ------------      -----------
      Total expenses                              2,995,704          142,478
                                                ------------      -----------
      Net investment income (loss)               (2,590,061)        (105,543)
                                                ------------      -----------

Realized and unrealized gains (losses)
      Net realized gains (losses) on
       closed positions:
         Futures and forward contracts           (3,503,873)         602,008
      Net change in unrealized appreciation
       (depreciation):
         Futures and forward contracts            9,072,947          737,303
         Foreign exchange translation               295,342           (4,755)
      Net gains (losses) from U.S. Treasury
         notes
         Net change in unrealized appreciation
           (depreciation)                           (47,828)           3,283
                                                ------------       ----------
         Total net realized and unrealized
          gains (losses)                          5,816,588        1,337,839
                                                ------------       ----------
         Net income (loss) before profit
          share to Managing Owner                 3,226,527        1,232,296
                                                ------------       ----------
Less profit share to Managing Owner                 546,030          189,102
                                                ------------       ----------
   Net income (loss) after
   profit share to Managing Owner                $2,680,497        $1,043,194
                                                ============       ==========
   Net income (loss) after profit share
   to Managing Owner  per unit of
   beneficial interest                          $     21.23        $    71.30


See accompanying notes

GLOBAL MACRO TRUST                                                      PAGE 4

Statement of Operations
For the nine months ended September 30, 2003 (UNAUDITED)

                                                Sep. 30, 2003
                                                ------------
Investment income:
   Interest income                              $   784,579
                                                ------------
Expenses
Administrative expenses                             419,139
   Brokerage commissions                          4,787,937
                                                ------------
      Total expenses                              5,207,076
                                                ------------
      Net investment income (loss)               (4,422,497)
                                                ------------

Realized and unrealized gains (losses)
      Net realized gains (losses) on
       closed positions:
         Futures and forward contracts            3,450,482
      Net change in unrealized appreciation
       (depreciation):
         Futures and forward contracts            6,542,190
         Foreign exchange translation               239,565
      Net gains (losses) from U.S. Treasury
         notes
        Net change in unrealized depreciation       (19,453)
                                                ------------
         Total net realized and unrealized
          gains (losses)                          10,212,784
                                                ------------
         Net income (loss) before profit
          share to Managing Owner                  5,790,287
                                                ------------
Less profit share to Managing Owner                  945,366
                                                ------------
   Net income (loss) after
   profit share to Managing Owner                $ 4,844,921
                                                ============
   Net income (loss) after profit share
   to Managing Owner per unit of beneficial
   interest                                      $     68.91


See accompanying notes

GLOBAL MACRO TRUST                                                      PAGE 5

Condensed Schedule of Investments at September 30, 2003 (UNAUDITED)

                                    Net Unrealized
                                    Appreciation/
                                    (Depreciation)    Net Unrealized
                                  as a percentage of  Appreciation/
  Futures and Forward Contracts     Trust Capital     (Depreciation)
  -----------------------------   ------------------  ---------------
   Futures contracts purchased
      Interest rates                          0.89%      $ 1,669,696
        Metals                                0.84%        1,571,628
      Softs                                   0.06%          120,535
Stock indices                                (0.53)%        (985,194)
                                             -----    ---------------
   Total futures contracts purchased          1.26%        2,376,665
                                             -----    ---------------
Futures contracts sold
      Energies                               (0.69)%      (1,275,393)
      Grains                                  0.05%           99,612
      Interest rates                         (0.17)%        (313,793)
        Softs                                 0.00%            2,100
        Stock indices                         0.17%          311,385
                                             -----    ---------------
   Total futures contracts sold              (0.64)%      (1,176,089)
                                             -----    ---------------
   Total investment in futures
      contracts                               0.64%        1,200,576
                                             -----    ---------------
   Total currency forward contracts
      purchased                               4.54%        8,504,323

   Total currency forward contracts sold     (0.91)%       (1,705,915)
                                              -----    ---------------
   Total investment in forward
      contracts                               3.63%        6,798,408
                                              -----    ---------------
   Total investments in futures and
   forward contracts                          4.27%   $    7,998,984
                                              =====    ===============

                                                    Value as a
                                                    % of Trust
Face Amount Investments in U.S. Treasury notes        Capital        Value
----------- ----------------------------------      ------------ -------------
            Government - United States
$57,400,000  U.S. Treasury notes, 2.750%, 10/31/2003   30.67%    $ 57,471,750
 57,400,000  U.S. Treasury notes, 4.750%, 02/15/2004   31.04%      58,189,250
 57,400,000  U.S. Treasury notes, 3.375%, 04/30/2004   31.03%      58,171,313
                                                       -------    -------------
             Total investments in U.S. Treasury
                  notes (amortized cost $173,839,478)  92.74%    $ 173,832,313
                                                       -------    -------------

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

See accompanying notes

GLOBAL MACRO TRUST                                                      PAGE 8

Statement of Trust Capital
For the nine months ended September 30, 2003 (UNAUDITED)

                            Unit      New Profit   Managing
                          Holders     Memo Account    Owner     Total
                        ------------ ------------ ----------- -----------
Trust Capital at
 December 31, 2002
 24,301.348 Units)     $ 22,814,478  $       -  $ 2,221,645  $ 25,036,123
Proceeds from sale
of 145,963.279
units of beneficial
interest                157,597,613          -            -   157,597,613
Redemptions (899.434
units of beneficial
interest)                  (910,353)         -      (71,794)     (982,147)
307.824 Units
of beneficial
units allocated                   -          -            -             -
Managing Owner's
allocation - New Profit
(860.063 Managing Owner
units)                     (945,366)   945,366            -             -
Net Income (Loss)         5,489,624         31      300,632     5,790,287
                       ------------ -----------  ------------ ------------
Trust Capital at
 September 30, 2003,
(170,533.080 Units)    $184,045,996  $ 945,397   $2,450,483  $187,441,876
                       ============ ===========  ===========  ============


Net Asset Value per unit of
     beneficial interest at September 30, 2003               $   1,099.15
                                                              ============

See accompanying notes


Statement of Trust Capital
For the three months ended September 30, 2002 (UNAUDITED)
The Trust commenced operations July 1, 2002

                          Unit      New Profit   Managing
                        Holders     Memo Account    Owner     Total
                      ------------ ------------ ----------- -----------
Trust Capital at
 July 1, 2002
 2.000 Units)       $     1,627    $       -    $      407   $     2,034
Proceeds from sale
of 12,550.345
units of beneficial
interest             10,613,790            -     2,001,600    12,615,390
Redemptions (19.418
units of beneficial
interest)               (19,360)           -        (1,678)      (21,038)
Managing Owner's
allocation - New
Profit (173.759
Managing Owner
units)                 (189,102)     189,102             -             -
Net Income (Loss)       974,631          -         257,665     1,232,296
                    ------------   -----------  ------------ ------------
Trust Capital at
 September 30, 2002,
(12,706.686 Units)  $11,381,586    $ 189,102    $ 2,257,994  $13,828,682
                    ============   ===========   =========== ============


Net Asset Value per unit of
     beneficial interest at September 30, 2002               $  1,088.30
                                                             ============

See accompanying notes

GLOBAL MACRO TRUST                                                      PAGE 9

Financial Highlights per Unit
Operating Performance for the three months ended
September 30, 2003 and September 30, 2002(UNAUDITED) is as follows:

                                      Sep. 30, 2003      Sep. 30, 2002
                                      ------------       -------------
Net income (loss) from operations:
   Net investment loss                $    (19.63)       $      (37.08)
   Net realized and unrealized
    gains (losses) on trading of
    futures and forward contracts           45.36               125.13
   Net gains (losses) from U.S.
    Treasury obligations                    (0.36)                0.35
   Profit share expense                     (4.14)              (17.10)
                                      ------------       --------------
      Net income (loss) per unit            21.23                 71.30

Net asset value per Unit,
 beginning of period                     1,077.92              1,017.00
                                      ------------       --------------
Net asset value per Unit,
 end of Period                        $  1,099.15        $     1,088.30
                                      ============       ==============

Total return and ratios for the three months ended September 30, 2003:

  Total return:                                        1.97%
  Ratio of expenses to average net assets:             7.41%  (annualized)
  Ratio of net investment loss to average net assets: (6.42)% (annualized)




Total return and ratios for the three months ended September 30, 2002:

  Total return:                                        7.01%
  Ratio of expenses to average net assets:             7.11%  (annualized)
  Ratio of net investment loss to average net assets: (5.61)% (annualized)


See accompanying notes

GLOBAL MACRO TRUST                                                     PAGE 10

Financial Highlights per Unit
Operating Performance for the nine months ended
September 30, 2003 (UNAUDITED) is as follows:

                                      Sep. 30, 2003
                                      ------------
Net income (loss) from operations:
   Net investment loss                $    (51.85)

   Net realized and unrealized
    gains (losses) on trading of
    futures and forward contracts          129.61
   Net gains (losses) from U.S.
    Treasury obligations                     0.25
   Profit share expense                     (9.10)
                                      ------------
      Net income (loss) per unit            68.91

Net asset value per Unit,
 beginning of period                     1,030.24
                                      ------------
Net asset value per Unit,
 end of Period                        $  1,099.15
                                      ============

Total return and ratios for the nine months ended September 30, 2003:

  Total return:                                        6.69%
  Ratio of expenses to average net assets:             7.36%  (annualized)
  Ratio of net investment loss to average net assets: (6.28)% (annualized)


See accompanying notes

GLOBAL MACRO TRUST                                                     PAGE 11

NOTES TO FINANCIAL STATEMENTS

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Trust's financial condition at September 30, 2003 (unaudited) and December 31, 2002 and the results of its operations for the three-month periods ended September 30, 2003 and 2002 and the nine-month period ended September 30, 2003 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002. The December 31, 2002 information has been derived from the audited financial statements as of December 31, 2002. The Trust commenced operations on July 1, 2002.

The Trust pays all routine expenses, such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee's fees, the charges of an outside accounting services agency and the expenses of updating the Prospectus), as well as extraordinary costs. At September 30, 2003, the Managing Owner is owed $253,753 from the Trust in connection with such expenses it has paid on the Trust's behalf.

The Trust filed a Registration Statement (file # 333-109122) on Form S-1 on September 25, 2003 under the Securities Act of 1933 and declared effective November 12, 2003. In connection with this Registration Statement, the Trust registered an additional $1,000,000,000 worth of Units of Beneficial Interest.

Certain prior period amounts have been adjusted to reflect current period presentation.

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

PROFIT SHARE

The following table indicates the profit share earned by the Managing Owner from Unitholders' redemptions during the three-month periods ended September 30, 2003 and 2002 and during the nine-month period ended September 30, 2003 as well as the profit share accrued at September 30, 2003 and 2002. Profit share earned is credited to the New Profit memo account as defined in the Trust's Trust Agreement. The Trust commenced operations on July 1, 2002.


Three months ended:     Sep. 30, 2003   Nine months ended:  Sep. 30, 2003
                         ------------                       -------------
Profit share earned     $      3,466                        $       4,805
Profit share accrued         542,564                              940,561
                         ------------                        -------------
Total profit share      $    546,030                        $     945,366
                         ============                        =============

Three months ended:     Sep. 30, 2002
                        ------------
Profit share earned     $          -
Profit share accrued         189,102
                        ------------
Total profit share      $    189,102
                        ============

RESULTS OF OPERATIONS

During its operations through the three and nine month periods ending September 30,2003, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

                          30-Sep-03      30-Jun-03
                        -------------  -------------
        Ending Equity   $187,441,876    $ 108,195,738

Due to the nature of commodity trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

The Trust's net assets increased 73.24% in the third quarter of 2003. This increase was attributable to subscriptions of $76,781,051, net income from operations of $2,680,497 and a profit share allocation of $546,030, which was partially offset by redemptions of $761,440.

Brokerage commissions are calculated on the net asset value on the last day of each month and are affected by trading performance and redemptions. Brokerage commissions for the three months ended September 30, 2003 increased $2,625,718 relative to the corresponding period in 2002.

GLOBAL MACRO TRUST                                                     PAGE 13

January 1, 2003 to September 30, 2003
-------------------------------------

July 1, 2003 to September 30, 2003

The Trust's NAV per unit posted a 1.97% gain during the third quarter, as profits in July and August outweighed losses in September. Trading in currency forwards, equity and metal futures were profitable, while trading in interest rate, energy and agricultural futures produced losses.

The most significant currency event of the quarter was the September statement from the Group of Seven (G-7) finance chiefs that "more flexibility in exchange rates is desirable". The market took this as a rebuke of Asian central bank interventions designed to weaken their currencies in order to aid their exports and economic growth. The result was a sharp appreciation of Asian currencies, producing gains on long positions in the Japanese yen and Korean won. Long positions in the Australian dollar, New Zealand dollar and South African rand were also profitable for the quarter. Meanwhile, trading of the European currencies vis-a-vis the U.S. dollar was volatile and marginally unprofitable. On the other hand, non-dollar cross rate trading was characterized by non-directional volatility. Hence, losses, though small by individual position, were broadly based in euro and yen cross rate trading.

Global stock prices rose during July, August and in early September. As a result, long positions in the Hong Kong Hang Seng, Japanese Nikkei and Topix, German Dax and Nasdaq 100 indices were quite profitable. Following the G-7 statement, however, market participants were concerned that a weak dollar might derail European and Asian recoveries. Hence, some of the earlier gains were given back.

Long gold and copper positions netted to a quarterly gain.

Interest rate futures' trading was very volatile in the third quarter. Signs of accelerating growth in the US, and a lessening of the fear of worldwide deflation encouraged higher interest rates in July and much of August. Thereafter, however, concerns that positive economic prospects may have been overstated and that dollar weakness could adversely affect stocks, exports and growth worldwide caused rates to plunge sharply. Overall, interest rate trading was fractionally unprofitable during the July-September quarter, with short positions in US, European and Japanese interest rate futures profitable in July and August, and these same positions unprofitable in September. By the end of the quarter, the Trust had covered most of its short positions in interest rates and initiated partial long positions.

Energy prices were also volatile in the third quarter as concerns about OPEC output cuts, Iraqi production and inventory adjustments unsettled traders. Losses were experienced in trading crude oil, heating oil, London gas oil, and natural gas, while a long position in unleaded gasoline was slightly profitable.

Trading of soft and agricultural markets generated a fractional loss during the quarter

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

A similar pattern of profits in April and May followed by losses in June was exhibited in the currency sector. Short U.S. dollar positions against the euro, other European currencies, the Australian, New Zealand and Singapore dollars, and the South African rand produced sizable gains early in the quarter. Later, however, as the U.S. dollar rebounded against the European bloc of currencies, there were losses on many of these short foreign dollar positions, although the short dollar positions versus the Aussie, New Zealand, South African and Singapore currencies were still fractionally profitable. Meanwhile, the U.S. dollar/yen exchange rate was quite volatile and losses were registered on both long and short dollar positions throughout the quarter. Finally, long euro positions vis-a-vis the yen, Norwegian krone, and pound sterling, and a long sterling position relative to the yen were profitable.

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

July 1, 2002 (commencement of operations) to September 30, 2002
---------------------------------------------------------------

July 1, 2002 to September 30, 2002

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Value at Risk is a measure of the maximum amount which the Trust could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Trust's speculative trading and the recurrence in the markets traded by the Trust of market movements far exceeding expectations could result n actual trading or non-trading losses far beyond the indicated or the Trust's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Trust's losses in any market sector will be limited to Value at Risk or by the Trust's attempts to manage its market risk.

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

The Trust's Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Trust's open positions by market category for each of the nine months ended September 30, 2003. During the nine months ended September 30, 2003, the Trust's average total capitalization was approximately $96,235,854.

GLOBAL MACRO TRUST                                                     PAGE 16

                Average Value   % of Average   Highest Value  Lowest Value
Market Sector     at Risk         Capitalization at Risk        at Risk

Interest rates      $  2.7        3.3%           $  3.5         $  1.6

Currencies            25.7       24.9%             49.4            8.1
Stock indices          3.0        3.4%              5.1            1.6
Metals                 0.5        0.7%              1.0            0.1
Softs                  0.3        0.4%              0.4            0.3
Energies               1.4        1.4%              2.8            0.6

Total               $ 33.6       34.1%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the nine months ended September 30, 2003. Average Capitalization is the average of the Trust's capitalization at the end of each of the nine months ended September 30, 2003. Dollar amounts represent millions of dollars.

ITEM 4. CONTROLS AND PROCEDURES

Millburn Ridgefield Corporation, the Managing Owner of the Trust, with the participation of the Managing Owner's Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Trust as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Managing Owner's internal controls with respect to the Trust or in other factors applicable to the Trust that could materially affect these controls subsequent to the date of their evaluation.

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

        (4)(iv) For the account of the issuer, the amount of Units sold as of September 30, 2003 is $180,158,649, and the aggregate offering price of the amount registered as of September 30, 2003 is $97,275,351.

        (vi)   The net offering proceeds to the issuer totaled $180,158,649.

        (vii) From the effective dates of the Registration Statements to September 30, 2003, the amount of net offering proceeds to the issuer for commodity futures and forward trading totaled $180,158,649.

ITEM 3. Defaults Upon Senior Securities - None
ITEM 4. Submission of Matters to a Vote of Security Holders - None
ITEM 5. Other Information - None
ITEM 6. (a) Exhibits -

The following exhibit is incorporated by reference from the exhibit of the same number and description filed with the Trust's Registration Statement (file # 333-109122) filed on September 25, 2003 on Form S-1 under the Securities Act of 1933 and declared effective November 12, 2003.

3.03 Form of Third Amended Amended and Restated Declaration and Agreement of Trust of Registrant

The following exhibits are incorporated by reference from the exhibits of the same number and description filed with the Trust's Annual Report filed on March 31, 2003 on Form 10-K under the Securities and Exchange Act of
1934.
Designation     Description
----------- ----------------
10.01       Form of Customer Agreement with Deutsche Bank Securities Inc.
10.02 Form of Foreign Exchange and Options Master Agreements with Morgan Stanley & Co. Incorporated and Morgan Stanley Capital Group Inc. (with schedules)

The following exhibit is incorporated by reference from the exhibit of the same number and description filed with the Trust's Registration Statement (File No. 333-67072) filed on August 8, 2001 on Form S-1 under the Securities Act of 1933.

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

        (b) Reports on Form 8-K - None

                               SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 14th day of November, 2003.

   By:  Millburn Ridgefield Corporation,
        Managing Owner
  Date: November 14, 2003
                             /s/Tod A. Tanis
                                Tod A. Tanis
                                Vice-President
                                (principal accounting officer)

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


By:  /s/ George E. Crapple

GLOBAL MACRO TRUST                                                     PAGE 20

-------------------------
George E. Crapple
Co-Chief Executive Officer
November 14, 2003

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

By:  /s/ Harvey Beker


__________________________________
Harvey Beker
Co-Chief Executive Officer
November 14, 2003

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

By:  /s/ Gregg Buckbinder

__________________________________
Gregg Buckbinder
Chief Financial Officer
November 14, 2003

Exhibit 32.01
CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

I, Harvey Beker, the Co-Chief Executive Officer of Millburn Ridgefield Corporation, the Managing Owner of Global Macro Trust (the "Trust"), certify that (i) the Quarterly Report of the Trust on Form 10-Q for the period ending September 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.


Date:
November 14, 2003

GLOBAL MACRO TRUST                                                    PAGE 23

/s/ Harvey Beker
 -------------------------
 Harvey Beker
 Co-Chief Executive Officer


Exhibit 32.02
CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

I, George E. Crapple, the Co-Chief Executive Officer of Millburn Ridgefield Corporation, the Managing Owner of Global Macro Trust (the Trust"), certify that (i) the Quarterly Report of the Trust on Form 10-Q for the period ending September 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.

Date:
November 14, 2003

/s/  George E. Crapple
 -------------------------
 George E. Crapple
 Co-Chief Executive Officer


Exhibit 32.03
CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

I, Gregg Buckbinder, the Chief Operating Officer and principal financial officer of Millburn Ridgefield Corporation, the Managing Owner of Global Macro Trust (the "Trust"), certify that (i) the Quarterly Report of the Trust on Form 10-Q for the period ending September 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.

Date:
November 14, 2003

/s/ Gregg Buckbinder

 -------------------------
 Gregg Buckbinder
 Chief Operating Officer