Form 10-Q
period 2004-03-31
GLOBAL MACRO TRUST
filed 2004-05-14
CIK 1145765

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

               For the Quarterly Period Ended:  March 31, 2004
                                     or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


                        Commission File Number: 000-50102

                               GLOBAL MACRO TRUST
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                        36-7362830
  --------------------------------                      -------------------
  (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)

                     c/o MILLBURN RIDGEFIELD CORPORATION
                           411 West Putnam Avenue
                        Greenwich, Connecticut  06830
                  ----------------------------------------
                  (Address of principal executive offices)

Registrant's telephone number, including area code:  (203) 625-7554

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

                                        Yes [ ]         No [X]

Financial Statements:                                               Pages
   Statements of Financial Condition at
         March 31, 2004 (unaudited) and December 31, 2003                1
   Condensed Schedules of Investments at
         March 31, 2004 (unaudited) and December 31, 2003                3
   Statements of Operations for the Three Months Ended
         March 31, 2004 and 2003 (unaudited)                             5
   Statements of Trust Capital for the Three Months
         Ended March 31, 2004 and 2003                                   8
   Financial Highlights for the Three Months Ended
         March 31, 2004 and 2003 (unaudited)                             9
Notes to Financial Statements (unaudited)                               11
Part II - Other Information                                             17

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

GLOBAL MACRO TRUST

Statements of Financial Condition

                                               Mar 31, 2004       Dec 31, 2003
                                               (UNAUDITED)
Assets                                         -------------      -------------
Equity in trading accounts:
Investments in U.S. Treasury notes - at
 market value (amortized cost $97,525,315 and
 $71,655,967)                                   $ 97,523,931     $ 71,665,738
Net unrealized appreciation on open futures
 and forward currency contracts                    6,010,874       10,338,345
Due from brokers                                  13,230,632        1,567,007
Cash denominated in foreign currencies
 (cost $1,161,264 and $1,222,354 at
 March 31, 2004 and December 31, 2003)             1,161,335        1,206,430
                                                ------------     ------------
Total equity in trading accounts                 117,926,772       84,777,520

Investments in U.S. Treasury notes - at
 market value (amortized cost $168,753,213
 and $131,251,914)                               168,725,819      131,275,363
Cash and cash equivalents                         58,418,102       30,078,366
Accrued interest receivable                        2,011,565        2,076,817
                                                ------------     ------------

Total assets                                    $347,082,258     $248,208,066
                                                ============     ============

Liabilities & Trust Capital:
Liabilities
Due to brokers                                  $  2,887,267     $       --
Subscriptions received in advance                 36,803,866       17,044,763
Due to Managing Owner                                139,193           22,189
Accrued brokerage fees                             1,582,979        1,200,189
Redemptions payable to Unitholders                 2,462,423        1,000,949
                                                ------------     ------------
Total liabilities                                 43,875,728       19,268,090
                                                ------------     ------------
Assets:

Trust Capital:
   Managing Owner interest (3,121.728 and
     2,724.138 units outstanding)                  3,242,042        2,747,433
   Unitholders (288,835.948 and 224,273.549
    units outstanding)                           299,964,488      226,192,543
                                                ------------     ------------
Total trust capital                              303,206,530      228,939,976
                                                ------------     ------------
Total liabilities and trust capital             $347,082,258     $248,208,066
                                                ============     ============
Net asset value per unit outstanding            $   1,038.53     $   1,008.56
                                                ============     ============

See accompanying notes

Condensed Schedule of Investments at March 31, 2004 (UNAUDITED)

                                  Net Unrealized
                                  Appreciation/
                                  (Depreciation)         Net Unrealized
Futures and Forward Currency    as a percentage of       Appreciation/
 Contracts                        Trust Capital          (Depreciation)
-----------------------------   ------------------       ---------------
   Long Futures Contracts
         Energies                                 0.31%    $    931,293
         Grains                                   0.35%       1,074,075
         Interest rates
          Euro Bobl, 2,545 contracts,
           June 2004                              1.11%       3,367,971
         Other interest rate contracts            2.36%       7,147,277
                                                  ----     ------------
         Total interest rate contracts            3.47%      10,515,248

         Metals                                   0.56%       1,712,890
         Stock indices                            0.43%       1,310,117
                                                  ----     ------------
   Total long futures contracts                   5.13%      15,543,623
                                                  ----     ------------
   Short Futures Contracts
         Interest rates
          Japanese Yen Bond, 420 contracts,
           June 2004                              1.08%       3,287,450
         Other interest rate contracts            0.02%          37,356
                                                  ----     ------------
         Total interest rate contracts            1.10%       3,324,806

         Softs                                    0.14%         419,045
         Stock indices                           (0.10)%       (308,203)
                                                  ----     ------------
   Total short futures contracts                  1.13%       3,435,648
                                                  ----     ------------
   Total investments in Futures
      Contracts (net)                             6.26%      18,979,271
                                                  ----     ------------

   Total long forward currency contracts         (1.92)%     (5,807,051)

   Short forward currency contracts
         Japanese Yen/U.S. Dollar, June 2004     (1.58)%     (4,793,395)
         Other short forward currency contracts  (0.78)%     (2,367,951)
                                                  ----     ------------
   Total short forward currency contracts        (2.36)%     (7,161,346)
                                                  ----     ------------
   Total investments in Forward Currency
      Contracts (net)                            (4.28)%    (12,968,397)
                                                  ----     ------------
   Total investments in Futures and
    Forward Currency Contracts                    1.98%    $  6,010,874
                                                  ====     ============



                                                    Value as a
                                                    % of Trust
Face Amount Investments in U.S. Treasury notes        Capital        Value
----------- ----------------------------------      ------------ -------------
             Government - United States
$88,400,000    U.S. Treasury notes, 3.375%, 04/30/2004   29.20%    $ 88,538,125
 88,400,000    U.S. Treasury notes, 2.125%, 08/31/2004   29.28%      88,786,750
 88,400,000    U.S. Treasury notes, 2.000%, 11/30/2004   29.32%      88,924,875
-----------                                             ------    -------------
                   Total investments in U.S. Treasury
                   notes (amortized cost $266,278,528)   87.80%   $ 266,249,750
                                                        -------   -------------

Condensed Schedule of Investments at December 31, 2003

                                   Net Unrealized
                                   Appreciation/
                                   (Depreciation)     Net Unrealized
  Futures and Forward Currency   as a percentage of   Appreciation/
   Contracts                       Trust Capital      (Depreciation)
  -----------------------------   ------------------  ---------------
   Long Futures Contracts
         Energies                            (0.75)%    $(1,722,556)
         Interest rates                       0.04%         100,472
         Metals                               0.94%       2,156,857
         Softs                               (0.05)%       (121,385)
         Stock indices                        0.48%       1,107,995
                                              -----    ------------
   Total long futures contracts               0.66%       1,521,383
                                              -----    ------------
   Short Futures contracts
      Grains                                     --           (1,725)
      Interest rates                          (0.02)%        (62,975)
                                              -----     ------------
   Total futures contracts sold               (0.02)%        (64,700)
                                              -----     ------------
   Total investments in Futures
      Contracts (Net)                          0.64%       1,456,683
                                              -----     ------------
   Long forward currency contracts
         Euro/U.S. Dollar, March 2004          3.25%       7,439,737
         Other long forward currency
          contracts                            2.35%       5,386,670
                                              -----     ------------
   Total long forward currency contracts       5.60%      12,826,407

   Short forward currency contracts
         Korean Won/U.S. Dollar, March 2004   (1.36)%     (3,111,002)
         Other short forward currency
          contracts                           (0.36)%       (833,743)
                                              -----     ------------
   Total short forward currency contracts     (1.72)%     (3,944,745)
                                              -----     ------------
   Total investments in Forward
      Currency Contracts (net)                 3.88%       8,881,662
                                              -----     ------------
   Total investments in Futures and
   Forward Currency Contracts                  4.52%    $ 10,338,345
                                              =====     ============

See accompanying notes

                                                    Value as a
                                                    % of Trust
Face Amount Investments in U.S. Treasury notes        Capital        Value
----------- ----------------------------------      ------------ -------------
            Government - United States
$67,400,000   U.S. Treasury notes, 4.750%, 02/15/2004   29.57%    $ 67,694,875
 67,400,000   U.S. Treasury notes, 3.375%, 04/30/2004   29.67%      67,926,563
 66,860,000   U.S. Treasury notes, 2.125%, 08/31/2004   29.41%      67,319,663
                                                        ------    -------------
                  Total investments in U.S. Treasury
                  notes (amortized cost $202,907,881)   88.65%    $202,941,101
                                                        ------    ------------














See accompanying notes

Statement of Operations
For the three months ended March 31, 2004 and March 31, 2003 (UNAUDITED)

                                                Mar 31, 2004   Mar 31, 2003
                                                ------------    -------------
Investment income:
   Interest income                              $   674,500       $  116,714
                                                ------------      -----------
Expenses
   Brokerage fees                                 4,684,832          557,780
   Administrative expenses                          349,594           44,351
   Custody fees                                       9,643                -
                                                ------------      -----------
      Total expenses                              5,044,069          602,131
                                                ------------      -----------
      Net investment loss                        (4,369,569)        (485,417)
                                                ------------      -----------

Realized and unrealized gains (losses)
      Net realized gains on
       closed positions:
         Futures and forward contracts           16,064,378        3,583,643
      Net change in unrealized appreciation:
         Futures and forward contracts           (4,327,471)      (4,612,174)
         Foreign exchange translation                73,803          (20,506)
      Net gains (losses) from U.S. Treasury notes
         Net change in unrealized appreciation      (61,998)          13,670
                                                ------------       ----------
         Total net realized and unrealized
          gains (losses)                         11,748,712       (1,035,367)
                                                ------------       ----------
         Net income (loss)                        7,379,143       (1,520,784)
                                                ------------       ----------
Less profit share to Managing Owner                       -              512
                                                ------------       ----------
   Net income (loss) after
    profit share to Managing Owner              $ 7,379,143      $(1,521,296)
                                                ============       ==========
   Net income (loss) after profit share to
    Managing Owner per unit outstanding         $     29.97        $    3.65


See accompanying notes

Statement of Trust Capital
For the three months ended March 31, 2004 (UNAUDITED)

                                                    New Profit Memo
                          Unitholders                   Account               Managing Owner                   Total
                 -----------------------------------------------------------------------------------------------------------
                    Amount         Units      Amount           Units      Amount         Units        Amount      Units
                 ------------ ------------- ------------ ------------- ------------ ------------- ------------ -------------
Trust Capital at
 Dec 31, 2003    $226,192,543   224,273.549 $      6,029         5.978 $ 2,741,404     2,718.160  $228,939,976   226,997.687
Additions          71,503,283    69,193.745         --            --       355,000       348.405    71,858,283    69,542.150
Redemptions        (4,970,872)   (4,784.233)        --            --           --           --      (4,970,872)   (4,784.233)
Additional units
 allocated **              --       153.085         --           0.099         --         49.086            --       202.270
Net income (loss)   7,239,534           --           282          --        139,327          --      7,379,143           --
                 ------------ ------------- ------------ ------------- ------------  ------------ ------------ -------------
Trust Capital at
 Mar 31, 2004    $299,964,488   288,836.146 $      6,311         6.077 $   3,235,731    3,115.651 $303,206,530   291,957.874
                 ============ ============= ============ ============= ============= ============ ============ =============


Net Asset Value per unit outstanding at March 31, 2004   $   1,038.53
                                                         ============

* Additional units are issued to Unitholders who are charged less than a 7% brokerage fee

Statement of Trust Capital
For the three months ended March 31, 2003 (UNAUDITED)

                                                    New Profit Memo
                          Unitholders                Account                  Managing Owner                 Total
                 ------------------------------------------------------------------------------------------------------------
                    Amount        Units        Amount        Units        Amount         Units        Amount       Units
                 ------------ ------------- ------------ ------------- ------------  ------------- ------------ -------------
Trust Capital at
 Dec 31, 2002    $ 22,814,478    22,144.905 $        --            --  $  2,221,645      2,156.443  $25,036,123    24,301.348
Additions          21,128,277    19,092.113          --            --          --              --    21,128,277    19,092.113
Redemptions           (88,832)      (84.320)         --            --       (70,910)       (68.826)    (159,742)     (153.146)
Additional units
 allocated **             --         42.548          --         (0.001)         --          48.335           --        90.882
Net income (loss)  (1,563,263)          --           (39)          --        42,006            --    (1,521,296)           --
Managing Owner -
 New Profit               --            --           512         0.462          --             --           512         0.462
                 ------------ ------------- ------------ ------------- ------------  ------------- ------------ -------------
Trust Capital at
 Mar 31, 2003    $ 42,290,660    41,195.246 $        473         0.461 $   2,192,741     2,135.952 $ 44,483,874    43,331.659
                 ============ ============= ============ ============= ============= ============= ============ =============

Net Asset Value per unit outstanding at March 31, 2003   $   1,026.59
                                                          ============
* Additional units are issued to Unitholders who are charged less than a 7%
  brokerage fee


Financial Highlights per Unit Operating Performance for the three months ended March 31, 2004 and March 31, 2003(UNAUDITED) is as follows:

                                      Mar 31, 2004      Mar 31, 2003
                                      ------------       -------------
Net income (loss) from operations:
   Net investment loss                $    (16.50)       $      (14.88)
   Net realized and unrealized
    gains (losses) on trading of
    futures and forward contracts           46.70                10.83
   Net gains (losses) from U.S.
    Treasury obligations                    (0.23)                0.42
   Profit share allocated to
         Managing Owner                        --                (0.02)
                                      ------------       --------------
      Net income (loss) per unit            29.97                (3.65)

Net asset value per Unit,
 beginning of period                     1,008.56             1,030.24
                                      ------------       --------------
Net asset value per Unit,
 end of period                        $  1,038.53        $    1,026.59
                                      ============       ==============

Total return and ratios for the three months ended March 31, 2004 and 2003. Ratios are annualized.

                                                         2004    2003
                                                         ----    ----
  Total return:                                          2.97%  (0.35)%
  Ratio of expenses to average net assets:               7.33%   7.14%
  Ratio of net investment loss to average net assets:   (6.36)% (5.83)%



See accompanying notes

NOTES TO FINANCIAL STATEMENTS

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Trust's financial condition at March 31, 2004 (unaudited) and December 31, 2003 and the results of its operations for the three-month period ended March 31, 2004 and 2003. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003. The December 31, 2003 information has been derived from the audited financial statements as of December 31, 2003.

The Trust pays all routine expenses, such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee's fees, the charges of an outside accounting services agency and the expenses of updating the Prospectus), as well as extraordinary costs. At March 31, 2004, the Managing Owner is owed $128,075 from the Trust in connection with such expenses it has paid on the Trust's behalf.

Unitholders who redeem Units at or prior to the end of the first consecutive six-month and five-month periods after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' Net Asset Value as of the date of redemption. All redemption charges will be paid to the Managing Owner. At March 31, 2004, $11,118 of redemption charges were owed to the Managing Owner.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

LIQUIDITY AND CAPITAL RESOURCES

The Trust raises additional capital only through the sale of Units. Trust capital may also be increased by trading profits, if any. The Trust does not engage in borrowing. Units may be offered for sale as of the beginning of each month.

The Trust trades futures, options and forward contracts on interest rates, commodities, currencies, metals, energy and stock indices. Due to the nature of the Trust's business, substantially all its assets are represented by cash and United States government obligations, while the Trust maintains its market exposure through open futures and forward contract positions.

The Trust's assets are generally held as cash, cash equivalents or U.S. Government obligations which are used to margin or collateralize the Trust's futures and forward positions and are withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to daily price fluctuation limits, which are inherent in the Trust's futures and forward trading, the Trust's assets are highly liquid and are expected to remain so.

PROFIT SHARE

The following table indicates the profit share earned by the Managing Owner from Unitholders' redemptions during the three-month period ended March 31, 2004 and 2003. Profit share earned is credited to the New Profit memo account as defined in the Trust's Trust Agreement.


Three months ended:              Mar 31, 2004    Mar 31, 2003
                                 ------------    ------------
Profit share earned              $        --     $        512
Profit share accrued                      --              --
                                 ------------    ------------
Total profit share               $        --     $        512
                                 ============    ============


There have been no material changes with respect to the Trust's critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Trust's Annual Report on Form 10-K for fiscal year 2003.

RESULTS OF OPERATIONS

During its operations through the three months ending March 31, 2004, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

                         Mar 31, 2004  Dec 31, 2003
                        -------------  -------------
        Ending Equity   $303,206,530    $228,939,976

Due to the nature of commodity trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

The Trust's net assets increased 32.44% in the first quarter of 2004. This increase was attributable to subscriptions of $71,858,283, net income from operations of $7,379,143, which was partially offset by redemptions of $4,970,872.

During the three months ended March 31, 2004, the Trust achieved net realized and unrealized gains of $11,748,712 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $4,684,832, administrative expenses of $349,594 and custody fees of $9,643 were incurred. Interest income of $674,500 offset the Trust's expenses resulting in net income of $7,379,143. An analysis of the trading gain (loss) by sector is as follows:

Sector            % Gain (Loss)
------            -------------

Currencies                (6.25)%
Energies                   0.85%
Grains                     0.48%
Interest rates             7.71%
Metals                     0.76%
Softs                     (0.03)%
Stock indices              1.18%
                  -------------
Total                      4.70%

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance and redemptions. Brokerage fees and interest income for the three months ended March 31, 2004 increased $4,127,052 and $557,786, respectively, relative to the corresponding period in 2003.


January 1, 2004 to March 31, 2004
---------------------------------

The Trust's NAV per unit increased 2.97% during the quarter. A large profit derived from trading interest rate futures combined with small gains from stock index, energy, metals and agricultural commodity futures trading more than outweighed a sizable loss that was produced trading in foreign exchange markets.

Long positions in U.S., European and Japanese interest rate futures were profitable. Questions about the strength and sustainability of U.S. growth, given the lack of employment expansion; speculation about a possible European Central Bank rate cut to spur lagging economic activity; and persistent purchases of U.S. treasuries by Asian Central Banks following massive foreign exchange intervention pushed rates lower across the maturity spectrum.

Low interest rates and an improving economic environment provided some lift to Japanese stock markets, and long positions in the NIKKEI and TOPIX index futures were profitable. On the other hand, political uncertainties in Hong Kong and growth concerns in Germany produced marginal losses on stock futures trades for those two countries.

In the energy sector, a long position in unleaded gasoline and a long position in crude oil were fractionally profitable, while long heating oil, London gas oil and natural gas positions generated small losses.

A long copper position, benefiting from the China inspired global demand for base metals, was very profitable, while a long gold position lost marginally. Increased worldwide demand for grains led to rising corn prices and a gain on a long corn position.

On the other hand, trading of foreign exchange rates, which were volatile but non-directional for much of the period, generated sizable losses. Hence, aside from modest gains from long positions in commodity currencies (Australian and New Zealand dollars), a long sterling position relative to the euro, and a long euro trade against the Norwegian krone, losses were widespread.

January 1, 2003 to March 31, 2003
---------------------------------

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

For example, crude oil prices, which climbed from $24 a barrel in early November 2003 to nearly $40 per barrel early in 2003, plunged back to under $28 a barrel in only a few days. Consequently, long crude oil positions were profitable in January and February, but lost money in March. Similar results were experienced in trading other energy contracts.

Interest rates, which had been declining broadly for over a year, spiked higher in a flurry of pre-war activity. As a result, long German and U.S. interest rate futures positions produced losses in March after having been profitable in the first two months of the quarter.

A weakening U.S. dollar trend that had been evident since late October 2003 also reversed abruptly during the quarter and was followed by non-directional whipsaw price activity, especially for the Japanese yen. Hence, losses from trading the Asian currencies outweighed gains from long positions in the European currencies and non-dollar cross rate trading.

Stock markets were unsettled and trading of U.S., Japanese and Hong Kong equity futures resulted in a loss. Trading of metal and agricultural commodity futures was unprofitable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Value at Risk is a measure of the maximum amount which the Trust could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Trust's speculative trading and the recurrence in the markets traded by the Trust of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated or the Trust's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Trust's losses in any market sector will be limited to Value at Risk or by the Trust's attempts to manage its market risk.

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

In the case of contracts denominated in foreign currencies, the Value at Risk figures include foreign margin amounts converted into U.S. Dollars.

The Trust's Trading Value at Risk in Different Market Sectors
-------------------------------------------------------------

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Trust's open positions by market category for each quarter-end during the period ended March 31, 2004. During the three months ended March 31, 2004, the Trust's average total capitalization was approximately $276,441,751.

                  Average Value   % of Average    Highest Value  Lowest Value
Market Sector     at Risk         Capitalization  at Risk        at Risk
--------------------------------------------------------------------------------
Interest rates      $ 12.4        4.5%            $ 12.4         $ 12.4

Currencies            56.1       20.3%              56.1           56.1
Stock indices          9.7        3.5%               9.7            9.7
Metals                 1.5        0.5%               1.5            1.5
Softs                  0.5        0.2%               0.5            0.5
Energies               3.8        1.4%               3.8            3.8

Total               $84.00       30.4%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the three months ended March 31, 2004. Average Capitalization is the average of the Trust's capitalization at the end of each of the three months ended March 31, 2004. Dollar amounts represent millions of dollars.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings - None
ITEM 2. Changes in Securities and Use of Proceeds
        (e) Pursuant to the Trust's Declaration of Trust and Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following table summarizes the redemptions by Unitholders during the first quarter of 2004:

                                                        REDEMPTION DATE
MONTH                           UNITS REDEEMED            NAV PER UNIT
-----                           --------------            ------------
January 31, 2004                  1,109.611                 1,018.93
February 29, 2004                 1,289.847                 1,056.98
March 31, 2004                    2,384.775                 1,038.53
                                  ---------
     Total                        4,784.233

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

3.01 Certificate of Trust of Registrant.

The following exhibits are incorporated by reference from the exhibits of the same number and description filed with Amendment No. 1 to the Trust's Registration Statement (File No. 333-67072) filed on January 11, 2003 on Form S-1 under the Securities Act of 1933.

1.01 Amended Form of Selling Agreement among the Trust, the Managing Owner and the Selling Agent (including the form of Additional Selling Agent Agreement).

10.02 Form of Customer Agreement among the Trust, the Managing Owner and UBS Financial Services Inc. Selling Agent in its capacity as a futures commission merchant.

The following exhibits are incorporated by reference from the exhibits of the same number and description filed with Post-Effective Amendment No. 1 to the Trust's Registration Statement (File No. 333-67072) filed December 16, 2003 on Form S-1 under the Securities Act of 1933.

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

        (b) Reports on Form 8-K - None

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


  By:  Millburn Ridgefield Corporation,
       Managing Owner

  Date: May 14, 2004
                             /s/Tod A. Tanis
                                Tod A. Tanis
                                Vice-President
                                (principal accounting officer)