Form 10-Q
period 2004-06-30
GLOBAL MACRO TRUST
filed 2004-08-12
CIK 1145765

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

               For the Quarterly Period Ended:  June 30, 2004
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


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

                                        Yes [ ]         No [X]

Global Macro Trust
Financial statements
For the three and six months ended June 30, 2004 and 2003 (unaudited)



Statements of Financial Condition (a)                                     1
Condensed Schedules of Investments (a)                                    2
Statements of Operations (b)                                              6
Statements of Changes in Trust Capital (c)                                8
Statements of Financial Highlights (b)                                   10
Notes to the Financial Statements                                        12
Part II - Other information                                              13


(a) At June 30, 2004 (unaudited) and December 31, 2003
(b) For the three and six months ended June 30, 2004 and 2003
(c) For the six months ended June 30, 2004 and 2003

ITEM 1: FINANCIAL STATEMENTS

                                  Global Macro Trust
                           Statements of Financial Condition


                                                   UNAUDITED
                                                    June 30        December 31
                                                      2004             2003
                                                 -------------------------------
ASSETS
Equity in trading accounts:
  Investments in U.S. Treasury notes-at
    market value (amortized cost
    $105,139,015 and $71,655,967)                $ 104,936,616     $  71,665,738
  Net unrealized appreciation
    (depreciation) on open futures
    and forward currency contracts                  (4,004,203)       10,338,345
  Due from brokers                                   1,642,807         1,567,007
  Cash denominated in foreign currencies
    (cost $3,789,927 and $1,222,354)                 3,791,260         1,206,430
                                                 -------------------------------
Total equity in trading accounts                   106,366,480        84,777,520
                                                 -------------------------------

Investments in U.S. Treasury notes-at
  market value (amortized cost
  $216,168,269 and $131,251,914)                   215,763,384       131,275,363
Cash and cash equivalents                           23,477,295        30,078,366
Accrued interest receivable                          1,476,306         2,076,817
                                                 -------------------------------
Total assets                                     $ 347,083,465     $ 248,208,066
                                                 -------------------------------

LIABILITIES AND TRUST CAPITAL
LIABILITIES
Due to brokers                                         369,795              --
Subscriptions received in advance                   15,314,207        17,044,763
Due to Managing Owner                                  159,483            22,189
Accrued brokerage fees                               1,753,969         1,200,189
Redemptions payable to Unitholders                   2,940,335         1,000,949
                                                 -------------------------------
Total liabilities                                   20,537,789        19,268,090
                                                 -------------------------------


TRUST CAPITAL
Managing Owner (3,841.191 and 2,724.138
  units outstanding)                                 3,328,593         2,747,433
Unitholders (372,995.262 and 224,273.549
  units outstanding)                               323,217,083       226,192,543
                                                 -------------------------------
Total trust capital                                326,545,676       228,939,976
                                                 -------------------------------

TOTAL LIABILITIES AND TRUST CAPITAL              $ 347,083,465     $ 248,208,066
                                                 ===============================

NET ASSET VALUE PER UNIT OUTSTANDING             $      866.54     $    1,008.56
                                                 ===============================



                               Global Macro Trust
                        Condensed Schedule of Investments
                            June 30, 2004 (UNAUDITED)

Futures and Forward                                   Net Unrealized     % of
Currency Contracts                                    Appreciation/      Trust
                                                      (Depreciation)    Capital
--------------------------------------------------------------------------------
FUTURES CONTRACTS
Long Futures Contracts
  Energies                                               $    47,485      0.01 %
  Metals                                                    (375,340)    (0.11)%
  Stock indices                                            1,575,176      0.48 %
                                                         ---------------------
Total long futures contracts                               1,247,321      0.38 %
                                                         ---------------------
Short Futures Contracts
  Energies                                                   (11,250)     - %
  Grains                                                     196,638      0.06 %
  Interest rates                                          (4,253,350)    (1.30)%
  Softs                                                      357,595      0.11 %
  Stock indices                                              (39,488)    (0.01)%
                                                         ---------------------
Total short futures contracts                             (3,749,855)    (1.14)%
                                                         ---------------------
TOTAL INVESTMENTS IN FUTURES CONTRACTS (NET)              (2,502,534)    (0.76)%
                                                         ---------------------
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts                       (393,416)    (0.12)%
Total short forward currency contracts                    (1,108,253)    (0.34)%
                                                         ---------------------
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS (NET)                                           (1,501,669)    (0.46)%
                                                         ---------------------
TOTAL INVESTMENTS IN FUTURES AND FORWARD
CURRENCY CONTRACTS (NET)                                 $(4,004,203)    (1.22)%
                                                         =====================





                               Global Macro Trust
                  Condensed Schedule of Investments (continued)
                            June 30, 2004 (UNAUDITED)

  Face Amount        Description                               Value     % of Trust
                                                                           Capital
-----------------------------------------------------------------------------------
               Investments in U.S. Treasury notes
 $ 106,900,000 U.S. Treasury notes, 2.125%, 08/31/04      $  107,000,219    32.77 %
   106,900,000 U.S. Treasury notes, 2.000%, 11/30/04         107,033,625    32.78 %
   106,900,000 U.S. Treasury notes, 1.500%, 02/28/05         106,666,156    32.66 %
                                                          -------------------------
               Total investments in U.S. Treasury notes
               (amortized cost $321,307,284)              $  320,700,000    98.21 %
                                                         ==========================




                               Global Macro Trust
                        Condensed Schedule of Investments
                                December 31, 2003

Futures and Forward                                    Net Unrealized    % of Trust
Currency Contracts                                     Appreciation/      Capital
                                                       (Depreciation)
------------------------------------------------------------------------------------
FUTURES CONTRACTS
Long Futures Contracts
  Energies                                              $ (1,722,556)    (0.75)%
  Interest rates                                             100,472      0.04 %
  Metals                                                   2,156,857      0.94 %
  Softs                                                     (121,385)    (0.05)%
  Stock indices                                            1,107,995      0.48 %
                                                        ----------------------
Total long futures contracts                               1,521,383      0.66 %
                                                        ----------------------
Short Futures Contracts
  Grains                                                      (1,725)       -- %
  Interest rates                                             (62,975)    (0.02)%
                                                        ----------------------
Total short futures contracts                                (64,700)    (0.02)%
                                                        ----------------------
TOTAL INVESTMENTS IN FUTURES CONTRACTS (NET)               1,456,683      0.64 %
                                                        ----------------------
FORWARD CURRENCY CONTRACTS
Long Forward Currency Contracts
  Euro/U.S. Dollar, March 2004                             7,439,737      3.25 %
  Other long forward currency contracts                    5,386,670      2.35 %
                                                        ----------------------
Total long forward currency contracts                     12,826,407      5.60 %
                                                        ----------------------
Short Forward Currency Contracts
  Korean Won/U.S. Dollar, March 2004                      (3,111,002)    (1.36)%
  Other short forward currency contracts                    (833,743)    (0.36)%
                                                        ----------------------
Total short forward currency contracts                    (3,944,745)    (1.72)%
Total investments in forward currency
contracts (net)                                            8,881,662      3.88 %
                                                        ----------------------
Total investments in futures and forward
currency contracts (net)                                $ 10,338,345      4.52 %
                                                        ======================


                               Global Macro Trust
                  Condensed Schedule of Investments (continued)
                                December 31, 2003

Face Amount        Description                                Value       % of Trust
                                                                           Capital
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------
              Investments in U.S. Treasury notes
 $ 67,400,000 U.S. Treasury notes, 4.750%, 02/15/04      $  67,694,875     29.57 %
   67,400,000 U.S. Treasury notes, 3.375%, 04/30/04         67,926,563     29.67 %
   66,860,000 U.S. Treasury notes, 2.125%, 08/31/04         67,319,663     29.41 %
                                                         ---------------------------
              Total investments in U.S. Treasury notes
              (amortized cost $202,907,881)              $ 202,941,101     88.65 %
                                                         ===========================




                               Global Macro Trust
                      Statements of Operations (UNAUDITED)


                                                    For the three months ended
                                                      June 30         June 30
                                                        2004            2003
                                                   -----------------------------
INVESTMENT INCOME
Interest income                                    $    932,703    $    262,222

EXPENSES
Brokerage fees                                        5,389,896       1,474,537
Administrative expenses                                 401,109         134,704
Custody fees                                             12,542            --
                                                   ----------------------------
Total expenses                                        5,803,547       1,609,241

Net investment loss                                  (4,870,844)     (1,347,019)
                                                   ----------------------------

NET REALIZED AND UNREALIZED GAINS (LOSSES)
Net realized gains (losses) on closed
  positions:
  Futures and forward currency contracts            (43,585,262)      3,370,712
  Foreign exchange translation                          164,119         (56,099)
Net change in unrealized appreciation:
  Futures and forward currency contracts            (10,015,077)      2,081,417
  Foreign exchange translation                          (56,545)         20,828
Net gains (losses) from U.S. Treasury notes
  Net change in unrealized depreciation                (578,506)         14,705
                                                   ----------------------------
Total net realized and unrealized gains (losses)    (54,071,271)      5,431,563
                                                   ----------------------------


Net income (loss)                                   (58,942,115)      4,084,544
Less profit share to Managing Owner                        --           398,824
                                                   ----------------------------
Net income (loss) after profit share to
  Managing Owner                                   $(58,942,115)   $  3,685,720
                                                   ============================

Net income (loss) after profit share to
  Managing Owner per unit outstanding              $    (171.99)   $      51.33





                               Global Macro Trust
                      Statements of Operations (UNAUDITED)


                                                      For the six months ended
                                                      June 30         June 30
                                                        2004            2003
                                                   -----------------------------
INVESTMENT INCOME
Interest income                                    $  1,607,203    $    378,936

EXPENSES
Brokerage fees                                       10,074,728       2,032,317
Administrative expenses                                 750,703         179,055
Custody fees                                             22,185            --
                                                   ----------------------------
Total expenses                                       10,847,616       2,211,372

Net investment loss                                  (9,240,413)     (1,832,436)
                                                   ----------------------------

NET REALIZED AND UNREALIZED GAINS (LOSSES)
Net realized gains (losses) on closed
  positions:
  Futures and forward currency contracts            (27,520,884)      6,954,355
  Foreign exchange translation                          164,119         (56,099)
Net change in unrealized appreciation:
  Futures and forward currency contracts            (14,342,548)     (2,530,757)
  Foreign exchange translation                           17,258             322
Net gains (losses) from U.S. Treasury notes
  Net change in unrealized depreciation                (640,504)         28,375
                                                   ----------------------------
Total net realized and unrealized gains (losses)    (42,322,559)      4,396,196
                                                   ----------------------------


Net income (loss)                                   (51,562,972)      2,563,760
Less profit share to Managing Owner                        --           399,336
                                                   ----------------------------
Net income (loss) after profit share to
  Managing Owner                                   $(51,562,972)   $  2,164,424
                                                   ============================

Net income (loss) after profit share to
  Managing Owner per unit outstanding              $    (142.02)   $      47.68





                               Global Macro Trust
               Statements of Changes in Trust Capital (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2004:

                                     Unitholders            New Profit Memo           Managing Owner             Total
                             ------------------------------------------------------------------------------------------------------
                                 Amount        Units        Amount    Units       Amount       Units       Amount          Units
                             ------------------------------------------------------------------------------------------------------

Trust capital at
December 31, 2003            $ 226,192,543   224,273.549   $ 6,029    5.978    $ 2,741,404    2,718.160   $228,939,976  226,997.687
Additions                      162,862,029   163,890.073      --         --        981,000    1,009.979    163,843,029  164,900.052
Redemptions                    (14,674,357)  (15,513.713)     --                     --                    (14,674,357) (15,513.713)
Addt'l units allocated **             --         345.353      --      0.199          --         106.875          --         452.427
Net loss                       (51,163,132)                                           (676)    (399,164)   (51,562,972)        --
Managing Owner's allocation:
New Profit-Accrued                    --        --            --        --            --       --                --            --
                             ------------------------------------------------------------------------------------------------------
Trust capital at
June 30, 2004                $ 323,217,083   372,995.262   $ 5,353    6.177    $ 3,323,240    3,835.014   $326,545,676  376,836.453
                             ======================================================================================================


Net asset value per unit
outstanding at
at June 30, 2004:                                          $866.54
                                                           -------


** Additional units are issued to Unitholders who are charged less than a 7% brokerage fee



                               Global Macro Trust
               Statements of Changes in Trust Capital (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2003:


                                     Unitholders            New Profit Memo           Managing Owner               Total
                             ------------------------------------------------------------------------------------------------------
                                 Amount        Units        Amount    Units       Amount       Units       Amount          Units
                             ------------------------------------------------------------------------------------------------------
Trust capital at
December 31, 2002            $  22,814,478    22,144.905  $    --       --     $ 2,221,645    2,156.443   $ 25,036,123   24,301.348
Additions                       80,816,560    75,726.139       --       --           --           --        80,816,560   75,726.139
Redemptions                       (148,911)     (138.472)      --       --         (71,794)     (68.826)      (220,705)    (207.298)
Addt'l units allocated **             --          88.232       --     0.005          --          96.024         --          184.261
Net income (loss)                1,960,532                     (40)     --         203,932                   2,164,424        --
Managing Owner's allocation:
New Profit-Accrued                     --           --     399,336  370.427          --           --           399,336      370.427
Trust capital at
                             -------------------------------------------------------------------------------------------------------
June 30, 2003                $ 105,442,659    97,820.804  $399,296  370.432    $ 2,353,783    2,183.641   $108,195,738  100,374.877
                             =======================================================================================================

Net asset value per unit
  outstanding at
  at June 30, 2003:                                      $1,077.92
                                                         ---------

** Additional units are issued to Unitholders who are charged less than a 7% brokerage fee




                               Global Macro Trust
                 Statements of Financial Highlights (UNAUDITED)



For the three months ended June 30                             2004           2003
-------------------------------------------------------------------------------------

Net income (loss) from operations:
Net investment loss                                       $     (13.88)   $  (17.34)
Net realized and unrealized gains (losses) on
trading of futures and forward currency contracts              (156.48)       73.42
Net gains (losses) from U.S. Treasury
obligations                                                      (1.63)        0.19
Profit share allocated to Managing Owner                            --        (4.94)
                                                          -------------------------
Net income (loss) per unit                                $    (171.99)   $   51.33

Net asset value per unit,
beginning of period                                           1,038.53     1,026.59
                                                          -------------------------

Net asset value per unit,
end of period                                             $     866.54    $1,077.92
                                                          =========================



Total return and ratios for the three months ended June 30:

                                                                2004       2003
                                                          -------------------------

Total return:                                                   (16.56)%       5.00%
Ratio of expenses to average net assets (a):                      7.34 %       7.37%
Ratio of net investment loss to average net assets (a):          (6.17)%       (6.19)%

(a) Annualized.






                               Global Macro Trust
                 Statements of Financial Highlights (UNAUDITED)



For the six months ended June 30:                               2004        2003
-----------------------------------------------------------------------------------

Net income (loss) from operations:
Net investment loss                                       $     (30.02) $    (32.22)
Net realized and unrealized gains (losses) on
trading of futures and forward currency contracts              (109.94)       84.25
Net gains (losses) from U.S. Treasury
obligations                                                      (2.06)        0.61
Profit share allocated to Managing Owner                       --             (4.96)
                                                          -------------------------
Net income (loss) per unit                                $    (142.02) $     47.68

Net asset value per unit,
beginning of period                                           1,008.56     1,030.24
                                                          -------------------------

Net asset value per unit,
end of period                                             $     866.54  $  1,077.92
                                                          =========================



Total return and ratios for the six months ended June 30:

                                                               2004          2003
                                                         -------------------------

Total return:                                                   (14.08)%    4.63 %
Ratio of expenses to average net assets (a):                      7.33 %    7.30 %
Ratio of net investment loss to average net assets (a):          (6.26)%   (6.09)%

(a) Annualized.

NOTES TO FINANCIAL STATEMENTS

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Trust's financial condition at June 30, 2004 (unaudited) and December 31, 2003 and the results of its operations for the three and six month periods ended June 30, 2004 and 2003. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003. The December 31, 2003 information has been derived from the audited financial statements as of December 31, 2003.

The Trust pays all routine expenses, such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee's fees, the charges of an outside accounting services agency and the expenses of updating the Prospectus), as well as extraordinary costs. At June 30, 2004, the Managing Owner is owed $138,083 from the Trust in connection with such expenses it has paid on the Trust's behalf (and is included in "Due to Managing Owner" in the statements of financial condition).

Unitholders who redeem Units at or prior to the end of the first consecutive six-month and five-month periods after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' Net Asset Value as of the date of redemption. All redemption charges will be paid to the Managing Owner. At June 30, 2004, $21,400 of redemption charges was owed to the Managing Owner (and is included in "Due to Managing Owner" in the statements of financial condition).

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

PROFIT SHARE

The following table indicates the profit share earned by the Managing Owner from Unitholders' redemptions during the three and six month periods ended June 30, 2004 and 2003. Profit share earned is credited to the New Profit memo account as defined in the Trust's Trust Agreement.


Six months ended:                Jun 30, 2004    Jun 30, 2003
                                 ------------    ------------
Profit share earned              $        --     $      1,339
Profit share accrued                      --          397,997
                                 ------------    ------------
Total profit share               $        --     $    399,336


Three months ended:              Jun 30, 2004    Jun 30, 2003
                                 ------------    ------------
Profit share earned              $        --     $        827
Profit share accrued                      --          397,997
                                 ------------    ------------
Total profit share               $        --     $    398,824
                                 ============    ============


There have been no material changes with respect to the Trust's critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Trust's Annual Report on Form 10-K for fiscal year 2003.

RESULTS OF OPERATIONS

During its operations through the three and six month periods ending June 30, 2004, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

                           Jun 30, 2004 Mar 31, 2004
                        -------------  -------------
        Ending Equity   $326,545,676    $303,206,530

Due to the nature of commodity trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

The Trust's net assets increased 7.70% in the second quarter of 2004. This increase was attributable to subscriptions of $91,984,746, which was partially offset by net loss from operations of $58,942,115 and redemptions of $9,703,485.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three months ended June 30, 2004 increased $3,915,359, relative to the corresponding period in 2003.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers. Interest income for the three months ended June 30, 2004 increased $670,481, relative to the corresponding period in 2003. This increase was attributable to an increase in the Trust's net assets (via subscriptions), which was partially offset by redemptions, net loss from operations and a decrease in short-term Treasury yields.

During the three months ended June 30, 2004, the Trust experienced net realized and unrealized losses of $54,071,271 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $5,389,896, administrative expenses of $401,109 and custody fees of $12,542 were incurred. Interest income of $932,703 partially offset the Trust's expenses resulting in a net loss of $58,942,115. An analysis of the trading gain (loss) by sector is as follows:

Sector            % Gain (Loss)
--------          -------------

Currencies              (4.74)%
Energies                 0.72%
Grains                  (0.40)%
Interest rates          (5.88)%
Metals                  (1.65)%
Softs                    0.14%
Stock indices           (3.30)%
                  -------------
Total                  (15.11)%




April 1, 2004 to June 30, 2004
-----------------------------------

The Trust's net asset value per unit fell 16.56% during the quarter. Trend reversals followed by non-directional and volatile range-trading characterized a broad spread of markets during the period. As a result sizable losses were sustained in five of the six sectors in the portfolio: interest rates, currencies, stock indices, and agricultural commodities. Energy was moderately profitable for the quarter, but even there an uptrend seemed to peter out near the end of the quarter.

Surprisingly strong U.S. employment reports beginning in April, and official moves in China to slow its booming economy caused abrupt price trend reversals in most of the markets comprising the Trust's portfolio. For example, as the quarter began, the Trust held long positions across a broad range of US and European interest rate futures. These positions had been quite profitable in prior weeks and reflected declining interest rate trends that were in large measure a response to the so-called "jobless recovery" in the U.S. However, in the wake of strong employment data, interest rates rose sharply worldwide and bond market sentiment seemed to turn negative on a dime. As a result, the Trust sustained sizable losses on its long bond futures positions. Thereafter, interest rates vacillated and failed to sustain a trend.


At the start of the period, the Trust also held long positions in a number of Asian currencies including, the yen, Korean won and Singapore dollar. Long commodity currency positions (Australian dollar, New Zealand dollar, and South African rand) were also held by the Trust. Market participants, intuiting that any slowdown in Chinese growth would be negative for Asia and for industrial commodities, sold the Asian and commodity currencies, producing declines. Once again, subsequent trading in the quarter was largely non-directional. Gold and copper prices, which were trending upward early in the year, fell markedly due to the altered growth prospects in China and the strengthening US currency, resulting in losses in long positions.

Stock markets were also unsettled by the changing prospects for growth, interest rates and monetary policies throughout the world. Hence, trading in German, U.S., and Hong Kong index futures resulted in losses.

An upward trend in energy prices led to gains from long positions in unleaded gasoline, London gas oil, crude oil, and heating oil. Natural gas, on the other hand, was quite volatile and produced a loss for the quarter.

Finally, with volatility in corn prices, losses were registered on both long and short positions in corn.

January 1, 2004 to March 31, 2004
-----------------------------------

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


April 1, 2003 to June 30, 2003
----------------------------------

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Value at Risk is a measure of the maximum amount which the Trust could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Trust's speculative trading and the occurrence in the markets traded by the Trust of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated or the Trust's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Trust's losses in any market sector will be limited to Value at Risk or by the Trust's attempts to manage its market risk.

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

The Trust's Trading Value at Risk in Different Market Sectors
---------------------------------------------------------------



                  Average          % of        Highest    Lowest
                   Value          Average       Value      Value
Market Sector     at Risk     Capitalization   at Risk    at Risk
----------------------------------------------------------------------


Interest rates     $ 10.8           3.6%       $12.4       $ 9.2
Currencies           53.5          18.1%        56.1        50.9
Stock indices         9.1           3.1%         9.7         8.5
Metals                1.7           0.6%         1.8         1.5
Softs                 0.6           0.2%         0.7         0.5
Energies              2.7           0.9%         3.8         1.5

Total              $ 78.4          26.5%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the six months ended June 30, 2004. Average capitalization is the average of the Trust's capitalization at the end of each of the six months ended June 30, 2004. Dollar amounts represent millions of dollars.

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

The following table summarizes the redemptions by Unitholders during the three months ended June 30, 2004:

Month                                    Units Redeemed         NAV per Unit
--------------------------------------------------------------------------------

April 30, 2004                     $           4,523.415         931.70
May 31, 2004                                   2,787.742         906.44
June 30, 2004                                  3,418.323         866.54
                                   ----------------------
Total                              $          10,729.480
                                   ======================




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

Designation       Description
- ----------- -----------
10.01    Form of Customer Agreement with Deutsche Bank Securities Inc.
10.02 Form of Foreign Exchange and Options Master Agreements with Morgan Stanley & Co. Incorporated and Morgan Stanley Capital Group Inc. (with schedules)

The following exhibit is incorporated by reference from the exhibit of the same number and description filed with the Trust's Registration Statement (File No. 333-67072) filed on August 8, 2001 on Form S-1 under the Securities Act of 1933.

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


  By:  Millburn Ridgefield Corporation,
       Managing Owner

  Date: August 12, 2004
                             /s/Tod A. Tanis
                             ---------------
                                Tod A. Tanis
                                 Vice-President
                         (principal accounting officer)