Form 10-Q
period 2004-09-30
GLOBAL MACRO TRUST
filed 2004-11-12
CIK 1145765

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Quarterly Period Ended: September 30, 2004
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                                        Yes [ ]         No [X]

Global Macro Trust
Financial statements
For the three and nine months ended September 30, 2004 and 2003 (unaudited)



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


(a) At September 30, 2004 (unaudited) and December 31, 2003
(b) For the three and nine months ended September 30, 2004 and 2003 (unaudited)
(c) For the nine months ended September 30, 2004 and 2003 (unaudited)

ITEM 1: FINANCIAL STATEMENTS

                                  GLOBAL MACRO TRUST
                           STATEMENTS OF FINANCIAL CONDITION

                                                               UNAUDITED
                                                              SEPTEMBER 30    DECEMBER 31
                                                                  2004           2003
                                                              ---------------------------
ASSETS
Equity in trading accounts:
  Investments in U.S. Treasury notes-at market value
    (amortized cost $87,759,538 and $71,655,967)              $ 87,587,169   $ 71,665,738
  Net unrealized appreciation on open futures and
    forward currency contracts                                  10,309,403     10,338,345
  Due from brokers                                                 275,315      1,567,007
  Cash denominated in foreign currencies (cost $3,797,314
    and $1,222,354)                                              3,874,327      1,206,430
                                                              ---------------------------
Total equity in trading accounts                               102,046,214     84,777,520
                                                              ---------------------------

Investments in U.S. Treasury notes-at market value
    (amortized cost $215,018,258 and $131,251,914)             214,718,456    131,275,363
Cash and cash equivalents                                       19,264,074     30,078,366
Accrued interest receivable                                      1,232,873      2,076,817
                                                              ---------------------------
Total assets                                                  $337,261,617   $248,208,066
                                                              ===========================

LIABILITIES AND TRUST CAPITAL
LIABILITIES
Subscriptions received in advance                             $  8,424,291   $ 17,044,763
Due to Managing Owner                                              147,226         22,189
Accrued brokerage fees                                           1,745,287      1,200,189
Redemptions payable to Unitholders                               3,883,149      1,000,949
                                                              ---------------------------
Total liabilities                                               14,199,953     19,268,090
                                                              ---------------------------

TRUST CAPITAL
Managing Owner (4,114.410 and 2,724.138 units outstanding)       3,333,360      2,747,433
Unitholders (394,648.746 and 224,273.549 units outstanding)    319,728,304    226,192,543
                                                              ---------------------------
Total trust capital                                            323,061,664    228,939,976
                                                              ---------------------------

TOTAL LIABILITIES AND TRUST CAPITAL                           $337,261,617   $248,208,066
                                                              ===========================

NET ASSET VALUE PER UNIT OUTSTANDING                          $     810.16   $   1,008.56
                                                              ===========================

                               GLOBAL MACRO TRUST
                        CONDENSED SCHEDULE OF INVESTMENTS
                          SEPTEMBER 30, 2004 (UNAUDITED)

                                                   NET UNREALIZED
FUTURES AND FORWARD                                APPRECIATION/     % OF TRUST
CURRENCY CONTRACTS                                 (DEPRECIATION)      CAPITAL
-------------------------------------------------------------------------------

FUTURES CONTRACTS
Long Futures Contracts
  Energies                                         $   3,587,396         1.11 %
  Interest rates                                       4,515,054         1.40 %
  Metals                                               1,012,933         0.31 %
  Stock indices                                          136,231         0.04 %
                                                   ---------------------------
Total long futures contracts                           9,251,614         2.86 %
                                                   ---------------------------

Short Futures Contracts
  Grains                                               1,015,213         0.32 %
  Interest rates                                         106,277         0.03 %
  Softs                                                   87,980         0.03 %
  Stock indices                                          (20,322)       (0.01)%
                                                   ---------------------------
Total short futures contracts                          1,189,148         0.37 %
                                                   ---------------------------
TOTAL INVESTMENTS IN FUTURES CONTRACTS (NET)          10,440,762         3.23 %
                                                   ---------------------------

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts                  2,220,618         0.69 %
Total short forward currency contracts                (2,351,977)       (0.73)%
                                                   ---------------------------
TOTAL INVESTMENTS IN FORWARD CURRENCY
  CONTRACTS (NET)                                       (131,359)       (0.04)%
                                                   ---------------------------
TOTAL INVESTMENTS IN FUTURES AND FORWARD
  CURRENCY CONTRACTS (NET)                         $  10,309,403         3.19 %
                                                   ===========================

                               GLOBAL MACRO TRUST
                  CONDENSED SCHEDULE OF INVESTMENTS (CONTINUED)
                         SEPTEMBER 30, 2004 (UNAUDITED)

                                                                                    % OF TRUST
FACE AMOUNT        DESCRIPTION                                         VALUE          CAPITAL
----------------------------------------------------------------------------------------------
                   INVESTMENTS IN U.S. TREASURY NOTES
$   101,000,000    U.S. Treasury notes, 2.000%, 11/30/04          $  101,031,563       31.27%
    101,000,000    U.S. Treasury notes, 1.500%, 02/28/05             100,810,625       31.20%
    101,000,000    U.S. Treasury notes, 1.250%, 05/31/05             100,463,437       31.10%
                                                                  ----------------------------
                   TOTAL INVESTMENTS IN U.S. TREASURY NOTES
                     (AMORTIZED COST $302,777,796)                $  302,305,625       93.57%
                                                                  ============================

                        GLOBAL MACRO TRUST
                CONDENSED SCHEDULE OF INVESTMENTS
                        DECEMBER 31, 2003

                                                NET UNREALIZED
FUTURES AND FORWARD                             APPRECIATION/        % OF TRUST
CURRENCY CONTRACTS                              (DEPRECIATION)         CAPITAL
-------------------------------------------------------------------------------

FUTURES CONTRACTS
Long Futures Contracts
  Energies                                       $ (1,722,556)          (0.75)%
  Interest rates                                      100,472            0.04 %
  Metals                                            2,156,857            0.94 %
  Softs                                              (121,385)          (0.05)%
Stock indices                                       1,107,995            0.48 %
                                                 -----------------------------
Total long futures contracts                        1,521,383            0.66 %
                                                 -----------------------------
Short Futures Contracts
  Grains                                               (1,725)             -- %
  Interest rates                                      (62,975)          (0.02)%
                                                 -----------------------------
Total short futures contracts                         (64,700)          (0.02)%
                                                 -----------------------------
TOTAL INVESTMENTS IN FUTURES CONTRACTS (NET)        1,456,683            0.64 %
                                                 -----------------------------
FORWARD CURRENCY CONTRACTS
Long Forward Currency Contracts
  Euro/U.S. Dollar, March 2004                      7,439,737            3.25 %
  Other long forward currency contracts             5,386,670            2.35 %
                                                 -----------------------------
Total long forward currency contracts              12,826,407            5.60 %
                                                 -----------------------------
Short Forward Currency Contracts
  Korean Won/U.S. Dollar, March 2004               (3,111,002)          (1.36)%
  Other short forward currency contracts             (833,743)          (0.36)%
                                                 -----------------------------
Total short forward currency contracts             (3,944,745)          (1.72)%
TOTAL INVESTMENTS IN FORWARD CURRENCY
  CONTRACTS (NET)                                   8,881,662            3.88 %
                                                 -----------------------------
TOTAL INVESTMENTS IN FUTURES AND FORWARD
  CURRENCY CONTRACTS (NET)                       $ 10,338,345            4.52 %
                                                 =============================

                               GLOBAL MACRO TRUST
                  CONDENSED SCHEDULE OF INVESTMENTS (CONTINUED)
                                DECEMBER 31, 2003

                                                                                    % OF TRUST
FACE AMOUNT        DESCRIPTION                                         VALUE          CAPITAL
----------------------------------------------------------------------------------------------
                   INVESTMENTS IN U.S. TREASURY NOTES
$    67,400,000    U.S. Treasury notes, 4.750%, 02/15/04          $   67,694,875       29.57%
     67,400,000    U.S. Treasury notes, 3.375%, 04/30/04              67,926,563       29.67%
     66,860,000    U.S. Treasury notes, 2.125%, 08/31/04              67,319,663       29.41%
                                                                  ----------------------------
                   TOTAL INVESTMENTS IN U.S. TREASURY NOTES
                     (AMORTIZED COST $202,907,881)                $  202,941,101       88.65%

                                 GLOBAL MACRO TRUST
                        STATEMENTS OF OPERATIONS (UNAUDITED)

                                                          FOR THE THREE MONTHS ENDED
                                                         SEPTEMBER 30    SEPTEMBER 30
                                                             2004            2003
                                                         ----------------------------
INVESTMENT INCOME
Interest income                                          $  1,076,406    $    405,643

EXPENSES
Brokerage fees                                              5,513,083       2,755,621
Administrative expenses                                       409,872         233,819
Custody fees                                                   14,677           6,265
                                                         ----------------------------
Total expenses                                              5,937,632       2,995,705

Net investment loss                                        (4,861,226)     (2,590,062)
                                                         ----------------------------

NET REALIZED AND UNREALIZED GAINS (LOSSES)
Net realized gains (losses) on closed positions:
  Futures and forward currency contracts                  (31,852,320)     (3,503,870)
  Foreign exchange translation                                  1,250              --
Net change in unrealized appreciation:
  Futures and forward currency contracts                   14,313,607       9,072,946
  Foreign exchange translation                                 75,681         295,343
Net gains (losses) from U.S. Treasury notes
Net change in unrealized depreciation                         135,113         (47,830)
                                                         ----------------------------
Total net realized and unrealized gains (losses)          (17,326,669)      5,816,589
                                                         ----------------------------

Net income (loss)                                         (22,187,895)      3,226,527
Less profit share to Managing Owner                                --         546,030
                                                         ----------------------------
Net income (loss) after profit share to Managing Owner   $(22,187,895)   $  2,680,497
                                                         ============================

Net income (loss) after profit share to Managing Owner
  per unit outstanding                                   $     (56.38)   $      21.23

                               GLOBAL MACRO TRUST
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                              FOR THE NINE MONTHS ENDED
                                                           SEPTEMBER 30      SEPTEMBER 30
                                                                2004              2003
                                                           ------------------------------
INVESTMENT INCOME
Interest income                                            $  2,683,609      $    784,579

EXPENSES
Brokerage fees                                               15,587,811         4,787,938
Administrative expenses                                       1,160,575           412,874
Custody fees                                                     36,862             6,265
                                                           ------------------------------
Total expenses                                               16,785,248         5,207,077

Net investment loss                                         (14,101,639)       (4,422,498)
                                                           ------------------------------

NET REALIZED AND UNREALIZED GAINS (LOSSES)
Net realized gains (losses) on closed positions:
  Futures and forward currency contracts                    (59,373,204)        3,450,485
  Foreign exchange translation                                  165,370           (56,099)
Net change in unrealized appreciation:
  Futures and forward currency contracts                        (28,942)        6,542,189
  Foreign exchange translation                                   92,939           295,665
Net losses from U.S.Treasury notes
  Net change in unrealized depreciation                        (505,391)          (19,455)
                                                           ------------------------------
Total net realized and unrealized gains (losses)            (59,649,228)       10,212,785
                                                           ------------------------------

Net income (loss)                                           (73,750,867)        5,790,287
Less profit share to Managing Owner                                  --           945,366
                                                           ------------------------------
Net income (loss) after profit share to Managing Owner     $(73,750,867)     $  4,844,921
                                                           ==============================

Net income (loss) after profit share to Managing Owner
  per unit outstanding                                     $    (198.40)     $      68.91

                               GLOBAL MACRO TRUST
               STATEMENTS OF CHANGES IN TRUST CAPITAL (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004:

                                                                NEW PROFIT
                                       UNITHOLDERS              MEMO ACCT.         MANAGING OWNER                  TOTAL
                               --------------------------   -----------------  ----------------------   --------------------------
                                  AMOUNT         UNITS       AMOUNT     UNITS    AMOUNT       UNITS        AMOUNT         UNITS
                               ---------------------------------------------------------------------------------------------------
Trust capital at
  December 31, 2003            $226,192,543   224,273.549   $  6,029    5.978  $2,741,404   2,718.160   $228,939,976   226,997.687
Additions                       196,696,550   204,180.310         --       --   1,156,000   1,216.079    197,852,550   205,396.389
Redemptions                     (29,979,995)  (34,360.403)        --                               --    (29,979,995)  (34,360.403)
Addt'l units allocated **                --       555.290         --    0.303          --     173.890             --       729.483
Net loss                        (73,180,794)                                         (941)   (569,132)   (73,750,867)           --
Managing Owner's allocation:
  New Profit-Accrued                     --            --         --       --          --          --             --            --
                               ---------------------------------------------------------------------------------------------------
Trust capital at
  September 30, 2004           $319,728,304   394,648.746   $  5,088    6.281  $3,328,272   4,108.129   $323,061,664   398,763.156
                               ===================================================================================================

NET ASSET VALUE PER UNIT OUTSTANDING AT
  AT SEPTEMBER 30, 2004:                                    $ 810.16
                                                            --------

** Additional units are issued to Unitholders who are charged less than a 7% brokerage fee

                               GLOBAL MACRO TRUST
               STATEMENTS OF CHANGES IN TRUST CAPITAL (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003:

                                                                NEW PROFIT
                                       UNITHOLDERS              MEMO ACCT.         MANAGING OWNER                  TOTAL
                               --------------------------   -----------------  ----------------------   --------------------------
                                  AMOUNT         UNITS       AMOUNT     UNITS    AMOUNT       UNITS        AMOUNT         UNITS
                               ---------------------------------------------------------------------------------------------------
Trust capital at
  December 31, 2002            $ 22,814,478    22,144.905   $     --           $2,221,645   2,156.443   $ 25,036,123    24,301.348
Additions                       157,597,613   145,963.279         --       --          --          --    157,597,613   145,963.279
Redemptions                        (910,353)     (830.608)        --       --     (71,794)    (68.826)      (982,147)     (899.434)
Addt'l units allocated **                --       165.950         --    0.054          --     141.820             --       307.824
  Net income                      4,544,258                                31          --     300,632      4,844,921            --
Managing Owner's allocation:
  New Profit-Accrued                     --            --    945,366  860.063          --          --        945,366       860.063
                               ---------------------------------------------------------------------------------------------------
Trust capital at
  September 30, 2003           $184,045,996   167,443.526   $945,397  860.117  $2,450,483   2,229.437   $187,441,876   170,533.080
                               ===================================================================================================

NET ASSET VALUE PER UNIT OUTSTANDING AT
  AT SEPTEMBER 30, 2003:                                   $1,099.15
                                                           ---------

** Additional units are issued to Unitholders who are charged less than a 7% brokerage fee

                               GLOBAL MACRO TRUST
                 STATEMENTS OF FINANCIAL HIGHLIGHTS (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30                    2004         2003
-------------------------------------------------------------------------------

Net income (loss) from operations:
  Net investment loss                                    $(12.25)    $  (19.63)
  Net realized and unrealized gains (losses) on
    trading of futures and forward currency contracts     (44.47)        45.36
  Net gains (losses) from U.S. Treasury
    obligations                                             0.34         (0.36)
  Profit share allocated to Managing Owner                    --         (4.14)
                                                         ----------------------
  Net income (loss) per unit                             $(56.38)    $   21.23

Net asset value per unit,
  beginning of period                                     866.54      1,077.92
                                                         ----------------------

Net asset value per unit,
  end of period                                          $810.16     $1,099.15
                                                         ======================

TOTAL RETURN AND RATIOS FOR THE THREE MONTHS
ENDED SEPTEMBER 30:

                                                            2004          2003
                                                         ----------------------

Total return before profit share                           (6.51)%        2.35 %
Profit share allocation                                       --         (0.38)%
                                                           -----         -----
Total return after profit share                            (6.51)%        1.97 %
                                                           -----         -----

Ratio of expenses to average net assets (a):                7.35 %        7.41 %
Ratio of net investment loss to average net assets (a):    (6.03)%       (6.42)%

(a) Annualized.

                               GLOBAL MACRO TRUST
                 STATEMENTS OF FINANCIAL HIGHLIGHTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30:                    2004         2003
-------------------------------------------------------------------------------

Net income (loss) from operations:
  Net investment loss                                   $  (41.76)   $  (51.85)
  Net realized and unrealized gains (losses) on
    trading of futures and forward currency contracts     (155.16)      130.11
  Net losses from U.S. Treasury
    obligations                                             (1.48)       (0.25)
  Profit share allocated to Managing Owner                     --        (9.10)
                                                        -----------------------
  Net income (loss) per unit                            $ (198.40)   $   68.91

Net asset value per unit,
  beginning of period                                    1,008.56     1,030.24
                                                        -----------------------

Net asset value per unit,
  end of period                                         $  810.16    $1,099.15
                                                        =======================

TOTAL RETURN AND RATIOS FOR THE NINE MONTHS
ENDED SEPTEMBER 30:

                                                             2004         2003
                                                        -----------------------

Total return before profit share                           (19.67)%       7.57 %
Profit share allocation                                        --        (0.88)%
                                                           ------       ------
Total return after profit share                            (19.67)%       6.69 %
                                                           ------       ------

Ratio of expenses to average net assets (a):                 7.34 %       7.36 %
Ratio of net investment loss to average net assets (a):     (6.18)%      (6.28)%

(a) Annualized.

NOTES TO FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Global Macro Trust (the "Trust"), in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Trust's financial condition at September 30, 2004 (unaudited) and December 31, 2003 and the results of its operations for the three and nine month periods ended September 30, 2004 and 2003 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003. The December 31, 2003 information has been derived from the audited financial statements as of December 31, 2003.

The Trust pays all routine expenses, such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee's fees, the charges of an outside accounting services agency and the expenses of updating the Prospectus), as well as extraordinary costs. At September 30, 2004, the Managing Owner is owed $137,016 from the Trust in connection with such expenses it has paid on the Trust's behalf (and is included in "Due to Managing Owner" in the statements of financial condition).

Unitholders who redeem Units at or prior to the end of the first consecutive six-month and following five-month periods after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' Net Asset Value as of the date of redemption. All redemption charges will be paid to the Managing Owner. At September 30, 2004, $10,210 of redemption charges was owed to the Managing Owner (and is included in "Due to Managing Owner" in the statements of financial condition).

Certain amounts in the 2003 financial statements were reclassified to conform with the 2004 presentation.

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

The Trust trades futures and forward contracts on interest rates, commodities, currencies, metals, energy and stock indices. Due to the nature of the Trust's business, substantially all its assets are represented by cash and United States Government obligations, while the Trust maintains its market exposure through open futures and forward contract positions.

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

RESULTS OF OPERATIONS

During its operations through the three and nine month periods ending September 30, 2004, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

Due to the nature of commodity trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Profit Share

The following table indicates the total profit share earned and accrued during the three and nine month periods ended September 30, 2004 and 2003. Profit share earned (from Unitholders' redemptions) is credited to the New Profit memo account as defined in the Trust's Trust Agreement.

Three months ended:              Sep 30, 2004    Sep 30, 2003
                                 ------------    ------------
Profit share earned              $         --    $      3,466
Profit share accrued  (1)                  --         940,561
Profit share reversal (2)                  --        (397,997)
                                 ------------    ------------
Total profit share               $         --    $    546,030
                                 ============    ============

Nine months ended:               Sep 30, 2004    Sep 30, 2003
                                 ------------    ------------
Profit share earned              $         --    $      4,805
Profit share accrued  (1)                  --         940,561
Profit share reversal                     n/a             n/a
                                 ------------    ------------
Total profit share               $         --    $    945,366
                                 ============    ============

(1) At September 30
(2) Accrued at September 30, reversed on July 1

                                      TOTAL TRUST
MONTH ENDING:                           CAPITAL
-------------------------------------------------
September 30, 2004                   $323,061,664
June 30, 2004                         326,545,676
December 31, 2003                     228,939,976

----------------------------------------------------------------
                Period ended September 30, 2004
----------------------------------------------------------------

                                  THREE MONTHS       NINE MONTHS
                                  ------------------------------
Change in Trust Capital           $(3,484,012)       $94,121,688
Percent Change                          -1.07%             41.11%

THREE MONTHS ENDED SEPTEMBER 30, 2004

The decrease in the Trust's net assets of $3,484,012 for the three months ended September 30, 2004 was attributable to a net loss from operations of $22,187,895 and redemptions of $15,305,638, which was partially offset by subscriptions of $34,009,521.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three months ended September 30, 2004 increased $2,757,462, relative to the corresponding period in 2003.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers. Interest income for the three months ended September 30, 2004 increased $670,763, relative to the corresponding period in 2003. This increase was attributable to an increase in the Trust's net assets via subscriptions and an increase in short-term Treasury yields, which was partially offset by redemptions and net loss from operations.

The Trust experienced net realized and unrealized losses of $17,326,669 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $5,513,083, administrative expenses of $409,872 and custody fees of $14,677 were incurred. Interest income of $1,076,406 partially offset the Trust's expenses resulting in a net loss of $22,187,895. An analysis of the trading gain (loss) by sector is as follows:

Sector            % Gain (Loss)
--------          -------------
Currencies             (5.58)%
Energies                1.94 %
Grains                  0.44 %
Interest rates         (0.82)%
Metals                  0.08 %
Softs                   0.08 %
Stock indices          (1.53)%
                  -------------
Total                  (5.39)%

NINE MONTHS ENDED SEPTEMBER 30, 2004

The increase in the Trust's net assets of $94,121,688 for the nine months ended September 30, 2004 was attributable to subscriptions of $197,852,550, which was partially offset by redemptions of $29,979,995 and a net loss from operations of $73,750,867.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the nine months ended September 30, 2004 increased $10,799,873, relative to the corresponding period in 2003.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers. Interest income for the nine months ended September 30, 2004 increased $1,899,030, relative to the corresponding period in 2003. This increase was attributable to an increase in the Trust's net assets via subscriptions and an increase in short-term Treasury yields, which was partially offset by redemptions and net loss from operations.

The Trust experienced net realized and unrealized losses of $59,649,228 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $15,587,811, administrative expenses of $1,160,575 and custody fees of $36,862 were incurred. Interest income of $2,683,609 partially offset the Trust's expenses resulting in a net loss of $73,750,867. An analysis of the trading gain (loss) by sector is as follows:

Sector            % Gain (Loss)
--------          -------------
Currencies             (16.25)%
Energies                 3.55 %
Grains                   0.52 %
Interest rates           0.55 %
Metals                  (0.82)%
Softs                    0.19 %
Stock indices           (3.66)%
                  -------------
Total                  (15.92)%

MANAGEMENT DISCUSSION - 2004

July 1, 2004 to September 30, 2004

The Trust's NAV per unit declined 6.51% during the third quarter. Trading of financial futures--currencies, interest rates and stock indices--was broadly unprofitable, and gains from non-financial futures trading--energy, metals, and agricultural--offset only a portion of those losses.

Trading of financial markets was treacherous during the quarter, particularly in July and August. Most of the financial markets in the program were mired in broad ranges with unhelpful volatility and little net direction. These conditions reflected uncertainty concerning developments in Iraq, the outcome of the U.S. elections, the strength of the U. S. economy, and China's ability to slow its economy without damage to the world economy. Market expectations about the U.S. dollar vacillated from weak to strong to neutral to weak during the three months under review. As a result, currency trading was broadly unprofitable, with the largest losses registered in dollar/yen and dollar/euro.

With this much uncertainty roiling equity markets, losses were produced on long and short positions for German, U.S. and Japanese stock index futures. The exception in this sector was a long position in the Hong Kong Hang Seng index which was profitable.

Interest rate futures were also buffeted by the aforementioned uncertainties, resulting in overall losses for the sector. Long positions in U.S. notes and German bonds were profitable, however. In contrast to the financial markets, energy markets displayed rather persistent and strong trends over the summer. Growing worldwide demand, spurred on especially by China, coupled with worries about supplies from Venezuela, Nigeria, and Iraq, and hurricane disruptions near the U.S., kept petroleum and petroleum product prices on the upswing. As a result, long positions in crude oil, heating oil and London gasoil were profitable. A short natural gas position was slightly profitable as well.

Elsewhere, a long copper position, and short corn and cotton positions were profitable, and outweighed losses from a long gold position and trading of coffee.

April 1, 2004 to June 30, 2004

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

Surprisingly strong U.S. employment reports beginning in April, and official moves in China to slow its booming economy caused abrupt price trend reversals in most of the markets comprising our portfolio. For example, as the quarter began, the portfolio held long positions across a broad range of US and European interest rate futures. These positions had been quite profitable in prior weeks and reflected declining interest rate trends that were in large measure a response to the so-called "jobless recovery" in the U.S. However, in the wake of strong employment data, interest rates rose sharply worldwide and bond market sentiment seemed to turn negative on a dime. As a result, the portfolio sustained sizable losses on its long bond futures positions. Thereafter, interest rates vacillated and failed to sustain a trend.

At the start of the period, the portfolio also held long positions in a number of Asian currencies including, the yen, Korean won and Singapore dollar. Long commodity currency positions (Australian dollar, New Zealand dollar, and South African rand) were also held in the portfolio. Market participants, intuiting that any slowdown in Chinese growth would be negative for Asia and for industrial commodities, sold the Asian and commodity currencies, producing declines. Once again, subsequent trading in the quarter was largely non-directional. Gold and copper prices, which were trending upward early in the year, fell markedly due to the altered growth prospects in China and in the wake of a strengthening US currency, resulting in losses in long positions.

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

Finally, with volatility in corn prices, losses were registered on both long and short positions.

January 1, 2004 to March 31, 2004

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

MANAGEMENT DISCUSSION - 2003

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

Trading of soft and agricultural markets generated a fractional loss during the quarter.

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

The Trust's Trading Value at Risk in Different Market Sectors
---------------------------------------------------------------

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Trust's open positions by market category for each quarter-end during the period ended September 30, 2004. During the nine months ended September 30, 2004, the Trust's average total capitalization was approximately $306,107,000.

                      Average                           Highest       Lowest
                       Value         % of Average        Value         Value
Market Sector         at Risk       Capitalization      at Risk       at Risk
-----------------------------------------------------------------------------
Interest rates        $  11.5             3.7%          $  12.8       $   9.2
Currencies               50.2            16.4%             56.1          43.7
Stock indices             7.5             2.5%              9.7           4.4
Metals                    1.7             0.5%              1.8           1.5
Softs                     0.9             0.3%              1.4           0.5
Energies                  2.6             0.9%              3.8           1.5

Total                 $  74.4            24.3%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the nine months ended September 30, 2004. Average capitalization is the average of the Trust's capitalization at the end of each of the nine months ended September 30, 2004. Dollar amounts represent millions of dollars.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings - None
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
        (c) Pursuant to the Trust's Declaration of Trust and Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following table summarizes the redemptions by Unitholders during the three months ended September 30, 2004:

MONTH                        UNITS REDEEMED         NAV PER UNIT
----------------------------------------------------------------
July 31, 2004                   6,166.017             $ 824.22
August 31, 2004                 7,875.005               803.82
September 30, 2004              4,805.668               810.16
                               ----------
TOTAL                          18,846.690
                               ==========

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

The following exhibit is incorporated by reference filed on Form 8-K pursuant to The Securities Act of 1934

      i. Item 4.01 Changes in Registrant's Certifying Accountant, filed on September 2, 2004

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  By:  Millburn Ridgefield Corporation,
       Managing Owner

  Date: November 12, 2004
                               /s/ Tod A. Tanis
                                   Tod A. Tanis
                                   Vice-President
                                   (principal accounting officer)