Form 10-Q
period 2005-03-31
GLOBAL MACRO TRUST
filed 2005-05-13
CIK 1145765

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                 For the Quarterly Period Ended: March 31, 2005
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

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

                             Yes [ ]         No [X]

Global Macro Trust
Financial statements
For the three months ended March 31, 2005 and 2004 (unaudited)


Statements of Financial Condition (a)                                          1
Condensed Schedules of Investments (a)                                         2
Statements of Operations (b)                                                   6
Statements of Changes in Trust Capital (b)                                     7
Statements of Financial Highlights (b)                                         8
Notes to the Financial Statements                                              9


(a) At March 31, 2005 (unaudited) and December 31, 2004
(b) For the three months ended March 31, 2005 and 2004 (unaudited)

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               GLOBAL MACRO TRUST
                        STATEMENTS OF FINANCIAL CONDITION

                                                                           UNAUDITED
                                                                            MARCH 31        DECEMBER 31
                                                                              2005              2004
                                                                         -------------------------------
ASSETS
EQUITY IN TRADING ACCOUNTS:
  Investments in U.S. Treasury notes-at market value
    (amortized cost $119,564,440 and $93,673,900)                        $ 119,268,213     $  93,585,656
  Net unrealized appreciation on open futures and
    forward currency contracts                                             (14,185,705)        8,976,242
  Due from brokers                                                           4,130,138        14,586,101
  Cash denominated in foreign currencies (cost $13,040,236
    and $3,973,168)                                                         12,865,608         4,047,040
                                                                         -------------------------------
      Total equity in trading accounts                                     122,078,254       121,195,039

INVESTMENTS IN U.S. TREASURY NOTES-at market value
    (amortized cost $250,302,154 and $259,131,416)                         249,773,831       258,828,719
CASH AND CASH EQUIVALENTS                                                   24,871,026        33,354,499
ACCRUED INTEREST RECEIVABLE                                                  1,487,458           925,585
OTHER ASSETS                                                                        --            12,994
                                                                         -------------------------------
TOTAL                                                                    $ 398,210,569     $ 414,316,836
                                                                         ===============================

LIABILITIES AND TRUST CAPITAL
LIABILITIES:
  Subscriptions received in advance                                      $   7,436,425     $  12,831,913
  Due to Managing Owner                                                        144,787           105,884
  Accrued expenses                                                              36,778                --
  Accrued brokerage fees                                                     2,006,960         2,115,155
  Redemptions payable to Unitholders                                         4,618,387         2,177,732
                                                                         -------------------------------
      Total liabilities                                                     14,243,337        17,230,684
                                                                         -------------------------------

TRUST CAPITAL:
  Managing Owner interest (4,488.693 and 4,217.782 units outstanding)        3,966,702         4,027,377
  Unitholders (430,008.877 and 411,644.991 units outstanding)              380,000,530       393,058,775
                                                                         -------------------------------
      Total trust capital                                                  383,967,232       397,086,152
                                                                         -------------------------------

TOTAL                                                                    $ 398,210,569     $ 414,316,836
                                                                         ===============================

NET ASSET VALUE PER UNIT OUTSTANDING                                     $      883.70     $      954.85
                                                                         ===============================

See notes to financial statements

                               GLOBAL MACRO TRUST
                  CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
                                 MARCH 31, 2005

                                                                 NET UNREALIZED
                                                  % OF TRUST      APPRECIATION/
FUTURES AND FORWARD CURRENCY CONTRACTS              CAPITAL      (DEPRECIATION)
-------------------------------------------------------------------------------
FUTURES CONTRACTS
  Long futures contracts:
    Energies                                          0.20%      $      770,534
    Grains                                           (0.15)            (584,100)
    Interest rates                                    0.66            2,536,296
    Livestock                                        (0.06)            (219,980)
    Metals                                           (0.16)            (617,664)
    Softs                                            (0.05)            (177,585)
    Stock indices                                    (1.10)          (4,213,709)
                                               --------------------------------
      Total long futures contracts                   (0.66)          (2,506,208)
                                               --------------------------------
  Short futures contracts:
    Grains                                            0.01               40,063
    Interest rates                                    0.27            1,043,738
    Metals                                           (0.02)             (88,631)
    Softs                                            (0.03)            (130,077)
                                               --------------------------------
      Total short futures contracts                   0.23              865,093
                                               --------------------------------
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net           (0.43)          (1,641,115)
                                               --------------------------------
FORWARD CURRENCY CONTRACTS
    Total long forward currency contracts            (4.45)         (17,083,360)
    Total short forward currency contracts            1.18            4,538,770
                                               --------------------------------
TOTAL INVESTMENTS IN FORWARD CURRENCY
  CONTRACTS-Net                                      (3.27)         (12,544,590)
                                               --------------------------------

TOTAL                                                (3.70)%     $  (14,185,705)
                                               ================================
                                                                   (Continued)

See notes to financial statements

                               GLOBAL MACRO TRUST
                  CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
                                 MARCH 31, 2005

U.S. TREASURY NOTES

                                                           % OF
                                                           TRUST
 FACE AMOUNT   DESCRIPTION                                CAPITAL       VALUE
--------------------------------------------------------------------------------
$124,000,000   U.S. Treasury notes, 1.250%, 05/31/05       32.21%   $123,690,000
  41,330,000   U.S. Treasury notes, 2.000%, 08/31/05       10.72      41,149,181
 124,000,000   U.S. Treasury notes, 1.875%, 11/30/05       32.00     122,876,250
  82,670,000   U.S. Treasury notes, 1.625%, 02/28/06       21.18      81,326,613
                                                         -----------------------
               TOTAL INVESTMENTS IN U.S. TREASURY NOTES
                 (AMORTIZED COST $369,866,594)             96.11%   $369,042,044
                                                         =======================
                                                                     (Concluded)

See notes to financial statements

                               GLOBAL MACRO TRUST
                        CONDENSED SCHEDULE OF INVESTMENTS
                                DECEMBER 31, 2004

                                                                  NET UNREALIZED
                                                   % OF TRUST      APPRECIATION/
FUTURES AND FORWARD CURRENCY CONTRACTS              CAPITAL       (DEPRECIATION)
--------------------------------------------------------------------------------
FUTURES CONTRACTS
  Long futures contracts:
    Energies                                         (0.23)%       $  (893,110)
    Interest rates                                    0.03             139,714
    Livestock                                         0.02              69,770
    Metals                                            0.06             233,838
    Softs                                             0.07             276,097
    Stock indices                                     0.79           3,128,785
                                                -------------------------------
      Total long futures contracts                    0.74           2,955,094
                                                -------------------------------
  Short futures contracts:
    Energies                                          0.19             744,052
    Grains                                            0.15             580,497
    Interest rates                                    0.01              47,560
    Metals                                            0.03             115,995
    Softs                                            (0.03)           (129,175)
                                                -------------------------------
      Total short futures contracts                   0.35           1,358,929
                                                -------------------------------
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net            1.09           4,314,023
                                                -------------------------------
FORWARD CURRENCY CONTRACTS
      Total long forward currency contracts           3.36          13,347,920
      Total short forward currency contracts         (2.19)         (8,685,701)
                                                -------------------------------
TOTAL INVESTMENTS IN FORWARD CURRENCY
  CONTRACTS-Net                                       1.17           4,662,219
                                                -------------------------------

TOTAL                                                 2.26%        $ 8,976,242
                                                ===============================

                                                                    (Continued)

See notes to financial statements

                               GLOBAL MACRO TRUST
                        CONDENSED SCHEDULE OF INVESTMENTS
                                DECEMBER 31, 2004

U.S. TREASURY NOTES

                                                           % OF
                                                           TRUST
 FACE AMOUNT   DESCRIPTION                                CAPITAL       VALUE
--------------------------------------------------------------------------------
$118,000,000   U.S. Treasury notes, 1.500%, 02/28/05       29.70%   $117,926,250
 118,000,000   U.S. Treasury notes, 1.250%, 05/31/05       29.57%    117,410,000
 118,000,000   U.S. Treasury notes, 1.875%, 11/30/05       29.48%    117,078,125
                                                         -----------------------
               TOTAL INVESTMENTS IN U.S. TREASURY NOTES
                 (AMORTIZED COST $352,805,316)             88.75%   $352,414,375
                                                         =======================
                                                                     (Concluded)
See notes to financial statements

                               GLOBAL MACRO TRUST
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                           FOR THE THREE MONTHS ENDED
                                                            MARCH 31         MARCH 31
                                                              2005             2004
                                                          -----------------------------
INVESTMENT INCOME:
  Interest income                                         $  2,256,391     $    674,500
                                                          -----------------------------

EXPENSES:
  Brokerage fees                                             6,657,042        4,684,832
  Administrative expenses                                      372,388          349,594
  Custody fees                                                  16,648            9,643
                                                          -----------------------------
    Total expenses                                           7,046,078        5,044,069

NET INVESTMENT LOSS                                         (4,789,687)      (4,369,569)
                                                          -----------------------------

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
  Futures and forward currency contracts                    (1,959,184)      16,064,378
  Foreign exchange translation                                 (23,827)              --
Net change in unrealized appreciation:
  Futures and forward currency contracts                   (23,161,947)      (4,327,471)
  Foreign exchange translation                                (248,500)          73,803
Net losses from U.S. Treasury notes
  Net change in unrealized depreciation                       (433,609)         (61,998)
                                                          -----------------------------
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)           (25,827,067)      11,748,712
                                                          -----------------------------

NET INCOME (LOSS)                                          (30,616,754)       7,379,143
LESS PROFIT SHARE TO MANAGING OWNER                                 --               --
                                                          -----------------------------
NET INCOME (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER    $(30,616,754)    $  7,379,143
                                                          =============================

NET INCOME (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER
  PER UNIT OUTSTANDING                                    $     (71.15)    $      29.97

See notes to financial statements

                               GLOBAL MACRO TRUST
               STATEMENTS OF CHANGES IN TRUST CAPITAL (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2005:

                                                              NEW PROFIT
                                      UNITHOLDERS            MEMO ACCOUNT         MANAGING OWNER                  TOTAL
                              --------------------------   ----------------  ------------------------   --------------------------
                                 AMOUNT         UNITS       AMOUNT    UNITS     AMOUNT        UNITS        AMOUNT         UNITS
                              ----------------------------------------------------------------------------------------------------
Trust capital at
    January 1, 2005           $393,058,775   411,644.991   $  6,099   6.387  $  4,021,278   4,211.395   $397,086,152   415,862.773
Additions                       29,032,437    31,112.932         --      --       185,000     197.895     29,217,437    31,310.827
Redemptions                    (11,719,603)  (12,973.956)        --                    --                (11,719,603)  (12,973.956)
Addt'l units allocated **               --       224.910         --   0.107            --      72.909             --       297.926
Net loss                       (30,371,079)                    (360)             (245,315)               (30,616,754)           --
Managing Owner's allocation:
    New Profit-Accrued                  --            --         --      --            --          --             --            --
                              ----------------------------------------------------------------------------------------------------
Trust capital at
    March 31, 2005            $380,000,530   430,008.877   $  5,739   6.494  $  3,960,963   4,482.199   $383,967,232   434,497.570
                              ====================================================================================================

NET ASSET VALUE PER UNIT
    OUTSTANDING AT
    MARCH 31, 2005:                                        $ 883.70
                                                           --------

** Additional units are issued to Unitholders who are charged less than a 7% brokerage fee

See notes to financial statements

                               GLOBAL MACRO TRUST
               STATEMENTS OF CHANGES IN TRUST CAPITAL (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2004:

                                                              NEW PROFIT
                                      UNITHOLDERS            MEMO ACCOUNT          MANAGING OWNER                  TOTAL
                              --------------------------   ----------------   ------------------------   --------------------------
                                 AMOUNT         UNITS       AMOUNT    UNITS      AMOUNT        UNITS        AMOUNT         UNITS
                              -----------------------------------------------------------------------------------------------------
Trust capital at
    January 1, 2004           $226,192,543   224,273.549   $   6,029   5.978  $  2,741,404   2,718.160   $228,939,976   226,997.687
Additions                       71,503,283    69,193.745          --      --       355,000     348.405     71,858,283    69,542.150
Redemptions                     (4,970,872)   (4,784.233)         --      --            --          --     (4,970,872)   (4,784.233)
Addt'l units allocated **               --       153.085          --   0.099            --      49.086             --       202.270
Net income                       7,239,534                       282      --       139,327                  7,379,143            --
Managing Owner's allocation:
    New Profit-Accrued                  --            --          --      --            --          --             --            --
                              -----------------------------------------------------------------------------------------------------
Trust capital at
    March 31, 2004            $299,964,488   288,836.146   $   6,311   6.077  $  3,235,731   3,115.651   $303,206,530   291,957.874
                              =====================================================================================================

NET ASSET VALUE PER UNIT
    OUTSTANDING AT
    MARCH 31, 2004:                                        $1,038.53
                                                           ---------

** Additional units are issued to Unitholders who are charged less than a 7% brokerage fee

See notes to financial statements

                               GLOBAL MACRO TRUST
                 STATEMENTS OF FINANCIAL HIGHLIGHTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31                                2005          2004
----------------------------------------------------------------------------------------
Net income (loss) from operations:
  Net investment loss                                          $   (11.17)    $   (16.50)
  Net realized and unrealized gains (losses) on
    trading of futures and forward currency contracts              (58.98)         46.70
  Net losses from U.S. Treasury
    obligations                                                     (1.00)         (0.23)
  Profit share allocated to Managing Owner                             --             --
                                                               -------------------------
  Net income (loss) per unit                                   $   (71.15)    $    29.97

Net asset value per unit,
  beginning of period                                              954.85       1,008.56
                                                               -------------------------

Net asset value per unit,
  end of period                                                $   883.70     $ 1,038.53
                                                               =========================

TOTAL RETURN AND RATIOS FOR THE THREE MONTHS ENDED MARCH 31:

                                                                     2005           2004
                                                               -------------------------
Total return:                                                       (7.45)%         2.97%
Ratio of expenses to average net assets (a):                         7.23%          7.33%
Ratio of net investment loss to average net assets (a):             (4.93)%        (6.36)%

(a) Annualized.

See notes to financial statements

NOTES TO FINANCIAL STATEMENTS

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Trust's financial condition at March 31, 2005 (unaudited) and December 31, 2004 and the results of its operations for the three-month periods ended March 31, 2005 and 2004 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission. The December 31, 2004 information has been derived from the audited financial statements as of December 31, 2004.

The Trust pays all routine expenses, such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee's fees, the charges of an outside accounting services agency and the expenses of updating the Prospectus), as well as extraordinary costs. At March 31, 2005, the Managing Owner is owed $140,821 from the Trust in connection with such expenses it has paid on the Trust's behalf (and is included in "Due to Managing Owner" in the statements of financial condition).

Unitholders who redeem Units at or prior to the end of the first consecutive six-month and five-month periods after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' Net Asset Value as of the date of redemption. All redemption charges will be paid to the Managing Owner. At March 31, 2005, $3,966 of redemption charges was owed to the Managing Owner (and is included in "Due to Managing Owner" in the statements of financial condition).

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

There have been no material changes with respect to the Trust's critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Trust's Annual Report on Form 10-K for fiscal year 2004.

RESULTS OF OPERATIONS

During its operations through the three month period ending March 31, 2005, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

Due to the nature of commodity trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

                                           TOTAL TRUST
AS OF:                                       CAPITAL
-------------------------------------------------------
March 31, 2005                            $383,967,232
December 31, 2004                          397,086,152

-------------------------------------------------------
              Period ended March 31, 2005
-------------------------------------------------------

                                           THREE MONTHS
                                           ------------
Change in Trust Capital                   $(13,118,920)
Percent Change                                   -3.30%

THREE MONTHS ENDED MARCH 31, 2005

The decrease in the Trust's net assets of $13,118,920 for the three months ended March 31, 2005 was attributable to a net loss from operations of $30,616,754 and redemptions of $11,719,603, which was partially offset by subscriptions of $29,217,437.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three months ended March 31, 2005 increased $1,972,210, relative to the corresponding period in 2004.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the three months ended March 31, 2005 increased $1,581,891, relative to the corresponding period in 2004. This increase was attributable to an increase in the Trust's net assets via subscriptions and an increase in short-term Treasury yields, which was partially offset by redemptions and net loss from operations.

The Trust experienced net realized and unrealized losses of $25,827,067 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $6,657,042, administrative expenses of $372,388 and custody fees of $16,648 were incurred. Interest income of $2,256,391 partially offset the Trust's expenses resulting in a net loss of $30,616,754. An analysis of the trading gain (loss) by sector is as follows:

Sector            % Gain (Loss)
------            -------------
Currencies              (5.60)%
Energies                 1.32%
Grains                  (1.37)%
Interest rates           0.81%
Meats                   (0.13)%
Metals                   0.03%
Softs                   (0.27)%
Stock indices           (0.89)%
                  -------------
Total                   (6.10)%

The Trust's net asset value (NAV) per unit declined 7.45% for the three months ended March 31, 2005. The period was characterized by significant price volatility in most markets, including trend reversals in a number of currency and equity futures.

After declining for several months, the dollar staged a significant rally and losses were sustained on short dollar positions against the yen, South African rand, Singapore dollar, euro and a number of other European currencies. Tepid growth in the 12-nation euro zone, dovish comments from the European Central Bank, and further rate increases from the Federal Reserve seemed to outweigh, at least temporarily, the dollar depressing effect of concerns about central banks' sales of dollars to diversify reserve holdings.

Equity markets were also volatile during the quarter due to concerns about higher interest rates in the U.S., sluggish economic activity in "Old Europe" and the possibility of slower growth in Asia. Losses on long positions in U.S. and Hong Kong index futures outweighed small gains from long positions in European and Japanese indices.

A multi-year downtrend in grain prices reversed abruptly, and short positions in corn, wheat, soybeans and soybean meal sustained large losses. Trading of other agricultural commodities was also somewhat unprofitable.

In the interest rate sector, higher short-term rates in the U.S. produced a sizable gain on a short Eurodollar futures trade. Meanwhile, global long-term interest rates declined but with a good deal of volatility. Hence, positions in notes and bonds had little net impact on NAV.

Energy prices were quite volatile but maintained an upward momentum during the quarter. Consequently, long crude, heating oil, kerosene, and London gasoil positions were profitable. Natural gas trading, on the other hand, produced a small loss.

THREE MONTHS ENDED MARCH 31, 2004

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

The Trust's net asset value per unit increased 2.97% during the quarter. A large profit derived from trading interest rate futures combined with small gains from stock index, energy, metals and agricultural commodity futures trading more than outweighed a sizable loss that was produced trading in foreign exchange markets.

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

THE TRUST'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Trust's open positions by market category for each quarter-end during the period ended March 31, 2005. During the three months ended March 31, 2005, the Trust's average total capitalization was approximately $389,696,630.

                       Average                          Highest        Lowest
                        Value        % of Average        Value          Value
Market Sector          at Risk      Capitalization      at Risk        at Risk
------------------------------------------------------------------------------
Currencies             $  43.4           11.1%          $  43.4        $  43.4
Energies                   3.5            0.9%              3.5            3.5
Grains                     0.4            0.1%              0.4            0.4
Interest rates            13.4            3.4%             13.4           13.4
Livestock                  0.4            0.1%              0.4            0.4
Metals                     3.5            0.9%              3.5            3.5
Softs                      1.6            0.4%              1.6            1.6
Stock indices             19.5            5.0%             19.5           19.5

Total                  $  85.7           21.9%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the three months ended March 31, 2005. Average capitalization is the average of the Trust's capitalization at the end of each of the three months ended March 31, 2005. Dollar amounts represent millions of dollars.

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

The following table summarizes the redemptions by Unitholders during the three months ended March 31, 2005:

MONTH                              UNITS REDEEMED        NAV PER UNIT
---------------------------------------------------------------------
January 31, 2005                      3,770.647           917.59
February 28, 2005                     3,972.628           915.60
March 31, 2005                        5,230.681           883.70
                                   ------------
TOTAL                                12,973.956
                                   ============

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

3.03 Form of Third Amended Amended and Restated Declaration and Agreement of Trust of Registrant

The following exhibits are incorporated by reference from the exhibits of the same number and description filed with the Trust's 2004 Annual Report filed on March 31, 2005 on Form 10-K under the Securities and Exchange Act of 1934.

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

  By:  Millburn Ridgefield Corporation,
       Managing Owner

  Date: May 13, 2005
                                 /s/ Tod A. Tanis
                                     Tod A. Tanis
                                     Vice-President
                                     (principal accounting officer)