Form 10-Q
period 2005-06-30
GLOBAL MACRO TRUST
filed 2005-08-15
CIK 1145765

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

               For the Quarterly Period Ended:  June 30, 2005
                                     or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


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

                                        Yes [ ]         No [X]

Global Macro Trust
Financial statements
For the three and six months ended June 30, 2005 and 2004 (unaudited)



Statements of Financial Condition (a)                           1
Condensed Schedules of Investments (a)                          2
Statements of Operations (b)                                    6
Statements of Changes in Trust Capital (c)                      8
Statements of Financial Highlights (b)                         10
Notes to the Financial Statements                              12



(a) At June 30, 2005 (unaudited) and December 31, 2004 (b) For the three and six months ended June 30, 2005 and 2004 (unaudited) (c) For the six months ended June 30, 2005 and 2004 (unaudited)

PART 1. FINANANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                       Global Macro Trust
                               Statements of Financial Condition

                                                                              Unaudited
                                                                               June 30             December 31
                                                                                 2005                  2004
                                                                        -------------------------------------------
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes-at market value
(amortized cost $111,509,700 and $93,673,900)                           $        111,315,619 $          93,585,656
Net unrealized appreciation on open futures and
forward currency contracts                                                        14,750,827             8,976,242
Due from brokers                                                                  30,852,220            14,586,101
Cash denominated in foreign currencies (cost $1,644,904
and $3,973,168)                                                                    1,530,227             4,047,040
                                                                        -------------------------------------------
Total equity in trading accounts                                                 158,448,893           121,195,039

INVESTMENTS IN U.S. TREASURY NOTES- at market value
(amortized cost $225,023,576 and $259,131,416)                                   224,660,766           258,828,719
CASH AND CASH EQUIVALENTS                                                         16,776,998            33,354,499
ACCRUED INTEREST RECEIVABLE                                                        1,070,078               925,585
OTHER ASSETS                                                                               -                12,994
                                                                        -------------------------------------------
TOTAL                                                                   $        400,956,735 $         414,316,836
                                                                        ===========================================

LIABILITIES AND TRUST CAPITAL
LIABILITIES:
Subscriptions received in advance                                       $          4,256,156 $          12,831,913
Due to Managing Owner                                                                135,958               105,884
Accrued expenses                                                                      50,312                     -
Accrued brokerage fees                                                             2,096,528             2,115,155
Redemptions payable to Unitholders                                                12,406,979             2,177,732
                                                                        -------------------------------------------
Total liabilities                                                                 18,945,933            17,230,684
                                                                        -------------------------------------------


TRUST CAPITAL:
Managing Owner interest (4,600.116 and 4,217.782 units outstanding)                4,121,468             4,027,377
Unitholders (421,778.353 and 411,644.991 units outstanding)                      377,889,334           393,058,775
                                                                        -------------------------------------------
Total trust capital                                                              382,010,802           397,086,152
                                                                        -------------------------------------------

TOTAL                                                                   $        400,956,735 $         414,316,836
                                                                        ===========================================

NET ASSET VALUE PER UNIT OUTSTANDING                                    $             895.94 $              954.85
                                                                        ===========================================




See notes to financial statements








                        Global Macro Trust
                    Condensed Schedule of Investments (UNAUDITED)
                           June 30, 2005

                                                                          % of Trust Capital          Net Unrealized
                                                                                                       Appreciation/
FUTURES AND FORWARD CURRENCY CONTRACTS                                                                (Depreciation)
-------------------------------------------------------------------------------------------------------------------------
FUTURES CONTRACTS
Long futures contracts:
  Energies                                                                       0.15 %    $                     569,951
  Grains                                                                        (0.70)                        (2,680,449)
  Interest rates                                                                 2.83                         10,814,836
  Metals                                                                        (0.80)                        (3,044,350)
  Softs                                                                         (0.02)                           (94,838)
  Stock indices                                                                  0.51                          1,974,991
                                                                    -----------------------------------------------------
Total long futures contracts                                                     1.97                          7,540,141
                                                                    -----------------------------------------------------
Short futures contracts:
  Energies                                                                       0.04                            143,790
  Grains                                                                         0.05                            195,300
  Interest rates                                                                (0.01)                           (42,746)
  Livestock                                                                      0.04                            159,370
  Metals                                                                         0.04                            155,472
  Softs                                                                         (0.11)                          (424,614)
                                                                    -----------------------------------------------------
Total short futures contracts                                                    0.05                            186,572
                                                                    -----------------------------------------------------
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net                                       2.02                          7,726,713
                                                                    -----------------------------------------------------
FORWARD CURRENCY CONTRACTS
    Total long forward currency contracts                                        1.52                          5,808,192
    Total short forward currency contracts                                       0.32                          1,215,922
                                                                    -----------------------------------------------------
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net                                                                    1.84                          7,024,114
                                                                    -----------------------------------------------------

TOTAL                                                                            3.86 %   $                   14,750,827
                                                                    =====================================================


                                                                                                    (Continued)



See notes to financial statements



                                   Global Macro Trust
                     Condensed Schedule of Investments (UNAUDITED)
                                  June 30, 2005
     U.S. Treasury Notes

                                                                              % of Trust
     Face Amount          Description                                           Capital                       Value
     --------------------------------------------------------------------------------------------------------------------

 $             35,030,000 U.S. Treasury notes, 2.000%, 08/31/05                     9.15 %   $                34,953,373
              113,700,000 U.S. Treasury notes, 1.875%, 11/30/05                    29.59                     113,024,906
               76,370,000 U.S. Treasury notes, 1.625%, 02/28/06                    19.75                      75,463,106
              113,600,000 U.S. Treasury notes, 2.500%, 05/31/06                    29.46                     112,535,000
                                                                           ----------------------------------------------
                          Total investments in U.S. Treasury notes
                          (amortized cost $336,533,276)                            87.95 %   $               335,976,385
                                                                           ==============================================

                                                                                                              (Concluded)


     See notes to financial statements


                         Global Macro Trust
                  Condensed Schedule of Investments
                          December 31, 2004

                                                                             % of Trust Capital     Net Unrealized
                                                                                                     Appreciation/
FUTURES AND FORWARD CURRENCY CONTRACTS                                                               (Depreciation)
------------------------------------------------------------------------------------------------------------------------
FUTURES CONTRACTS Long futures contracts:
 Energies                                                                          (0.23)%    $                (893,110)
 Interest rates                                                                     0.03                        139,714
 Livestock                                                                          0.02                         69,770
 Metals                                                                             0.06                        233,838
 Softs                                                                              0.07                        276,097
 Stock indices                                                                      0.79                      3,128,785
                                                                      --------------------------------------------------
Total long futures contracts                                                        0.74                      2,955,094
                                                                      --------------------------------------------------
Short futures contracts:
 Energies                                                                           0.19                        744,052
 Grains                                                                             0.15                        580,497
 Interest rates                                                                     0.01                         47,560
 Metals                                                                             0.03                        115,995
 Softs                                                                             (0.03)                      (129,175)
                                                                      --------------------------------------------------
Total short futures contracts                                                       0.35                      1,358,929
                                                                      --------------------------------------------------
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net                                          1.09                      4,314,023
                                                                      --------------------------------------------------
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts                                               3.36                     13,347,920
Total short forward currency contracts                                             (2.19)                    (8,685,701)
                                                                      --------------------------------------------------
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net                                                                       1.17                      4,662,219
                                                                      --------------------------------------------------

TOTAL                                                                               2.26 %   $                8,976,242
                                                                      ==================================================

                                                                                                             (Continued)




See notes to financial statements





                                 Global Macro Trust
                         Condensed Schedule of Investments
                                 December 31, 2004
     U.S. Treasury Notes

                                                                   % of Trust
     Face Amount    Description                                      Capital                 Value
     ---------------------------------------------------------------------------------------------------

 $   118,000,000    U.S. Treasury notes, 1.500%, 02/28/05              29.70 %          $   117,926,250
     118,000,000    U.S. Treasury notes, 1.250%, 05/31/05              29.57 %              117,410,000
     118,000,000    U.S. Treasury notes, 1.875%, 11/30/05              29.48 %              117,078,125
                                                                  --------------------------------------
                    Total investments in U.S. Treasury notes
                    (amortized cost $352,805,316)                      88.75 %          $   352,414,375
                                                                  ======================================

                                                                                             (Concluded)


     See notes to financial statements



                                   Global Macro Trust
                          Statements of Operations (UNAUDITED)


                                                                          For the three months ended
                                                                      June 30                   June 30
                                                                        2005                     2004
                                                            ---------------------------------------------------
INVESTMENT INCOME:
Interest income                                             $               2,575,322      $           932,703
                                                            ---------------------------------------------------

EXPENSES:
Brokerage fees                                                              6,465,089                5,389,896
Administrative expenses                                                       365,296                  401,109
Custody fees                                                                   15,394                   12,542
                                                            ---------------------------------------------------
Total expenses                                                              6,845,779                5,803,547
                                                            ---------------------------------------------------
NET INVESTMENT LOSS                                                        (4,270,457)              (4,870,844)
                                                            ---------------------------------------------------

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts                                    (19,367,027)             (43,585,262)
Foreign exchange translation                                                  (53,737)                 164,119
Net change in unrealized appreciation:
Futures and forward currency contracts                                     28,936,532              (10,015,077)
Foreign exchange translation                                                   59,951                  (56,545)
Net gains (losses) from U.S. Treasury notes:
Net change in unrealized depreciation                                         267,659                 (578,506)
                                                            ---------------------------------------------------
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)                            9,843,378              (54,071,271)
                                                            ---------------------------------------------------


NET INCOME (LOSS)                                                           5,572,921              (58,942,115)
LESS PROFIT SHARE TO MANAGING OWNER                                                 -                        -
                                                            ---------------------------------------------------
NET INCOME (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER      $               5,572,921      $       (58,942,115)
                                                            ===================================================

NET INCOME (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER
PER UNIT OUTSTANDING                                        $                   12.24      $           (171.99)
                                                            ==================================================




See notes to financial statements


                                   Global Macro Trust
                          Statements of Operations (UNAUDITED)


                                                                                    For the six months ended
                                                                                June 30                  June 30
                                                                                 2005                     2004
                                                                      --------------------------------------------------
INVESTMENT INCOME:
Interest income                                                       $              4,831,713 $              1,607,203
                                                                      --------------------------------------------------

EXPENSES:
Brokerage fees                                                                      13,122,131               10,074,728
Administrative expenses                                                                737,684                  750,703
Custody fees                                                                            32,042                   22,185
                                                                      --------------------------------------------------
Total expenses                                                                      13,891,857               10,847,616
                                                                      --------------------------------------------------
NET INVESTMENT LOSS                                                                 (9,060,144)              (9,240,413)
                                                                      --------------------------------------------------

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts                                             (21,326,211)             (27,520,884)
Foreign exchange translation                                                           (77,564)                 164,119
Net change in unrealized appreciation:
Futures and forward currency contracts                                               5,774,585              (14,342,548)
Foreign exchange translation                                                          (188,549)                  17,258
Net losses from U.S. Treasury notes:
Net change in unrealized depreciation                                                 (165,950)                (640,504)
                                                                      --------------------------------------------------
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)                                   (15,983,689)             (42,322,559)
                                                                      --------------------------------------------------


NET LOSS                                                                           (25,043,833)             (51,562,972)
LESS PROFIT SHARE TO MANAGING OWNER                                                          -                        -
                                                                      --------------------------------------------------
NET LOSS AFTER PROFIT SHARE TO MANAGING OWNER                         $            (25,043,833)$            (51,562,972)
                                                                      ==================================================

NET INCOME (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER
PER UNIT OUTSTANDING                                                  $                 (58.91)$                (142.02)
                                                                      =================================================



See notes to financial statements



                               Global Macro Trust
               Statements of Changes in Trust Capital (UNAUDITED)

For the six months ended June 30, 2005:
                                                                 New Profit
                                        Unitholders              Memo Account       Managing Owner                Total
                              -------------------------------  ----------------------------------------- --------------------------
                                    Amount          Units       Amount   Units     Amount      Units       Amount         Units
                              -----------------------------------------------------------------------------------------------------

Trust capital at
January 1, 2005               $   393,058,775    411,644.991  $  6,099   6.387   $ 4,021,278  4,211.395 $ 397,086,152  415,862.773
Subscriptions                      47,060,966     52,006.564         -       -       216,000    232.975    47,276,966   52,239.539
Redemptions                       (37,308,483)   (42,325.717)        -                     -              (37,308,483) (42,325.717)
Addt'l units allocated **                   -        452.515         -   0.217             -    149.142             -      601.874
Net loss                          (24,921,924)                    (182)             (121,727)             (25,043,833)           -
Managing Owner's allocation:
New Profit-Accrued                          -              -         -       -             -          -             -            -
                              -----------------------------------------------------------------------------------------------------
Trust capital at
June 30, 2005                 $   377,889,334    421,778.353  $  5,917   6.604   $ 4,115,551  4,593.512 $ 382,010,802  426,378.469
                              =====================================================================================================

Net asset value per unit outstanding at
at June 30, 2005:                                              $  895.94
                                                                 --------

** Additional units are issued to Unitholders who are charged less than a 7% brokerage fee



                               Global Macro Trust
               Statements of Changes in Trust Capital (UNAUDITED)

For the six months ended June 30, 2004:

                                                              New Profit
                                     Unitholders              Memo Account          Managing Owner                Total
                             ----------------------------  ------------------  ----------------------- ----------------------------
                                 Amount        Units         Amount    Units     Amount       Units       Amount         Units
                             ------------------------------------------------------------------------------------------------------

Trust capital at
January 1, 2004              $ 226,192,543   224,273.549 $   6,029     5.978 $  2,741,404   2,718.160 $ 228,939,976    226,997.687
Subscriptions                  162,862,029   163,890.073         -         -      981,000   1,009.979   163,843,029    164,900.052
Redemptions                    (14,674,357)  (15,513.713)        -         -            -           -   (14,674,357)   (15,513.713)
Addt'l units allocated **                -       345.353         -     0.199            -     106.875             -        452.427
Net loss                       (51,163,132)                   (676)        -     (399,164)              (51,562,972)             -
Managing Owner's allocation:
New Profit-Accrued                       -             -         -         -            -           -             -              -
                             ------------------------------------------------------------------------------------------------------
Trust capital at
June 30, 2004                $ 323,217,083   372,995.262 $   5,353     6.177 $  3,323,240   3,835.014 $ 326,545,676    376,836.453
                             ======================================================================================================

Net asset value per unit outstanding at
at June 30, 2004:                                        $     866.54
                                                            ----------

** Additional units are issued to Unitholders who are charged less than a 7% brokerage fee


                               Global Macro Trust
                 Statements of Financial Highlights (UNAUDITED)



For the three months ended June 30                                      2005                2004
-------------------------------------------------------------------------------------------------------

Net income (loss) from operations:
Net investment loss                                               $      (9.81)         $     (13.88)
Net realized and unrealized gains (losses) on
trading of futures and forward currency contracts                        21.44               (156.48)
Net gains (losses) from U.S. Treasury
obligations                                                               0.61                 (1.63)
Profit share allocated to Managing Owner                                     -                     -
                                                                  -------------------------------------
Net income (loss) per unit                                        $      12.24          $    (171.99)

Net asset value per unit,
beginning of period                                                     883.70              1,038.53
                                                                  -------------------------------------

Net asset value per unit,
end of period                                                     $     895.94          $     866.54
                                                                  =====================================



Total return and ratios for the three months ended June 30:

                                                                       2005                  2004
                                                                   ---------------------------------------

Total return:                                                              1.39  %             (16.56)%
Ratio of expenses to average net assets (a):                               7.23  %               7.34 %
Ratio of net investment loss to average net assets (a):                   (4.54) %              (6.17)%


(a) Annualized




See notes to financial statements



                               Global Macro Trust
                 Statements of Financial Highlights (UNAUDITED)



For the six months ended June 30:                                                     2005                2004
-------------------------------------------------------------------------------------------------------------------

Net income (loss) from operations:
Net investment loss                                                       $         (20.97)         $      (30.02)
Net realized and unrealized losses on
trading of futures and forward currency contracts                                   (37.56)               (109.94)
Net losses from U.S. Treasury
obligations                                                                          (0.38)                 (2.06)
Profit share allocated to Managing Owner                                                 -                      -
                                                                          ------------------        ------------------
Net losses per unit                                                       $         (58.91)         $     (142.02)

Net asset value per unit,
beginning of period                                                                 954.85               1,008.56
                                                                          ------------------        ------------------

Net asset value per unit,
end of period                                                             $         895.94          $      866.54
                                                                          ==================        ==================



Total return and ratios for the six months ended June 30:
                                                                                      2005                   2004
                                                                          ------------------        ------------------

Total return:                                                                        (6.17)  %             (14.08) %
Ratio of expenses to average net assets (a):                                          7.23   %               7.33  %
Ratio of net investment loss to average net assets (a):                              (4.74)  %              (6.26) %


(a) Annualized





See notes to financial statements

NOTES TO FINANCIAL STATEMENTS

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Global Macro Trust's (the "Trust") financial condition at June 30, 2005 (unaudited) and December 31, 2004 and the results of its operations for the three and six month periods ended June 30, 2005 and 2004 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004. The December 31, 2004 information has been derived from the audited financial statements as of December 31, 2004.

The Trust pays all routine expenses, such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee's fees, the charges of an outside accounting services agency and the expenses of updating and distributing the Prospectus), as well as extraordinary costs. At June 30, 2005, the Millburn Ridgefield Corporation (the "Managing Owner") is owed $128,232 from the Trust in connection with such expenses it has paid on the Trust's behalf (and is included in "Due to Managing Owner" in the statements of financial condition).

Unitholders who redeem Units at or prior to the end of the first consecutive six-month and five-month periods after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' Net Asset Value as of the date of redemption. All redemption charges will be paid to the Managing Owner. At June 30, 2005, $7,726 of redemption charges was owed to the Managing Owner (and is included in "Due to Managing Owner" in the statements of financial condition).

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

s
The Trust trades futures and forward contracts on interest rates, commodities, currencies, metals, energy and stock indices. Due to the nature of the Trust's business, substantially all its assets are represented by cash and United States government obligations, while the Trust maintains its market exposure through open futures and forward contract positions.

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

RESULTS OF OPERATIONS

During its operations through the three and six month periods ending June 30, 2005, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

Due to the nature of commodity trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.


Month Ending:                            Total Trust
                                           Capital
-----------------------------------------------------------

June 30, 2005                    $          382,010,802
March 31, 2005                              383,967,232
December 31, 2004                           397,086,152


---------------------------------------------------------
   Periods ended June 30, 2005
---------------------------------------------------------

                                      Three Months      Six Months
                                ------------------------------------
Change in Trust Capital             $  (1,956,430)    $ (15,075,350)
Percent Change                              -0.51%            -3.80%

THREE MONTHS ENDED JUNE 30, 2005

The decrease in the Trust's net assets of $1,956,430 for the three months ended June 30, 2005 was attributable to redemptions of $25,588,880, which was partially offset by subscriptions of $18,059,529 and net income after profit share to managing owner of $5,572,921.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three months ended June 30, 2005 increased $1,075,193 relative to the corresponding period in 2004.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the three months ended June 30, 2005 increased $1,642,619 relative to the corresponding period in 2004. This increase was attributable to an increase in short-term Treasury yields, which was partially offset by a slight decrease in cash and U.S. Treasury investments.

The Trust experienced net realized and unrealized gains of $9,843,378 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $6,465,089, administrative expenses of $365,296 and custody fees of $15,394 were incurred. Interest income of $2,575,322 partially offset the Trust's expenses resulting in net income after profit share to managing owner of $5,572,921. An analysis of the trading gain (loss) by sector is as follows:

Sector            % Gain (Loss)
--------          -------------
Currencies             (0.08)%
Energies               (0.98)%
Grains                 (0.84)%
Interest rates           7.14%
Livestock               (0.11)%
Metals                 (1.48)%
Softs                  (0.75)%
Stock indices          (0.40)%
                  -------------
Total                    2.50%


SIX MONTHS ENDED JUNE 30, 2005

The decrease in the Trust's net assets of $15,075,350 for the six months ended June 30, 2005 was attributable to redemptions of $37,308,483 and a net loss after profit share to managing owner of $25,043,833, which was partially offset by subscriptions of $47,276,966.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the six months ended June 30, 2005 increased $3,047,403 relative to the corresponding period in 2004.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the six months ended June 30, 2005 increased $3,224,510 relative to the corresponding period in 2004. This increase was attributable to an increase in short-term Treasury yields and an increase in U.S. Treasury investments as a result of net subscriptions.

The Trust experienced net realized and unrealized losses of $15,983,689 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $13,122,131, administrative expenses of $737,684 and custody fees of $32,042 were incurred. Interest income of $4,831,713 partially offset the Trust's expenses resulting in net loss after profit share to managing owner of $25,043,833. An analysis of the trading gain (loss) by sector is as follows:

Sector            % Gain (Loss)
--------          -------------
Currencies             (5.89)%
Energies                 0.33%
Grains                 (2.20)%
Interest rates           8.01%
Livestock               (0.24)%
Metals                 (1.45)%
Softs                  (1.02)%
Stock indices          (1.29)%
                  -------------
Total                  (3.75)%


Management discussion - 2005
----------------------------

THREE MONTHS ENDED JUNE 30, 2005

The Trust's net asset value per unit registered a 1.39% advance during the three months ended June 30, 2005. Interest rate trading was profitable. Currency and stock index futures trading were essentially flat for the period, but did produced gains in May and June. On the other hand, trading of non-financial markets--energy, metals, and soft and agricultural commodities resulted in quarterly losses.

Long positions in European, British, Japanese, and Canadian note and bond futures were broadly profitable. Continuing sluggish growth on the Continent, signs of slowing growth in the U.K., and even some reduction in China's still strong expansion encouraged purchasers of fixed income futures. Moreover, inflation worldwide, both actual and expected, appears well contained due in large part to the seemingly endless supply of cheap productive labor available in China, India, Eastern Europe and other emerging nations.

Long worldwide equity futures positions were maintained throughout the quarter. Initially these positions generated losses, but in May and June widespread gains brought the sector's performance back to unchanged. For the quarter overall, long positions in European and South African stock index futures were quite profitable, while trading of U.S. and Asian equity futures generated offsetting losses.

Currency trading also produced mixed results. Non-dollar trading was fractionally profitable, while dollar trading was similarly negative. Short euro positions relative to the currencies of Canada, Sweden and Poland were profitable. Unfavorable short-term interest rate differentials and increasing concerns about Continental Europe's tepid growth prospects undermined the euro. In addition, a long euro/short Swedish krona trade produced a gain as the Swedish Riksbank cut its official interest rate below the European Central Bank rate. Short Japanese yen positions against the Australian and Canadian currencies were also quite profitable. Here too it appears that interest rate differentials and relative growth contributed to the yen's weakness. Meanwhile, trading of dollar positions was unprofitable. Short dollar positions relative to the Korean, Australian and New Zealand units, and long dollar positions versus the South African rand, euro, pound sterling and Japanese yen were not profitable. On the other hand, short dollar positions against the Brazilian real and Canadian dollar did produce gains.

Energy prices retreated in April and May, and losses on long positions in crude and products were widespread, although prices recovered late in the quarter and trimmed the losses noticeably.

Metals prices were volatile, and worries about slowing growth seemed to weigh on the markets. Long positions in zinc, nickel, lead, copper, silver and gold produced losses that outweighed slight gains from long platinum and short tin trades. A short aluminum trade also lost money.

In agricultural trading, prices were volatile. Long positions throughout the soy complex resulted in losses when improved weather news generated price declines. Short corn and wheat trades also resulted in losses. Finally, short sugar, cocoa and cotton positions were slightly unprofitable, as was a long coffee trade.

THREE MONTHS ENDED MARCH 31, 2005

The Trust's NAV per unit declined 7.45% for the three months ended March 31, 2005. The period was characterized by significant price volatility in most markets, including trend reversals in a number of currency and equity futures.

After declining for several months, the dollar staged a significant rally and losses were sustained on short dollar positions against the yen, South African rand, Singapore dollar, euro and a number of other European currencies. Tepid growth in the 12-nation euro zone, dovish comments from the European Central Bank, and further rate increases from the Federal Reserve seemed to outweigh, at least temporarily, the dollar depressing effect of concerns about central banks sales of dollars to diversify reserve holdings.

Equity markets were also volatile during the quarter due to concerns about higher interest rates in the U.S., sluggish economic activity in "Old Europe" and the possibility of slower growth in Asia. Losses on long positions in U. S. and Hong Kong index futures outweighed small gains from long positions in European and Japanese indices.

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

Month Ending:                         Total Trust
                                        Capital
----------------------------------------------------

June 30, 2004                    $    326,545,676
March 31, 2004                        303,206,530
December 31, 2003                     228,939,976


-----------------------------------------------------------------------------
   Periods ended June 30, 2004
-----------------------------------------------------------------------------


                                           Three Months           Six Months
                                           ----------------------------------
Change in Trust Capital                    $ 23,339,146         $ 97,605,700
Percent Change                                    7.70%               42.63%


THREE MONTHS ENDED JUNE 30, 2004

The Trust's net assets increased $23,339,146 in the three months ended June 30, 2004. This increase was attributable to subscriptions of $91,984,746, which was partially offset by net loss from operations of $58,942,115 and redemptions of $9,703,485.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three months ended June 30, 2004 increased $3,915,359 relative to the corresponding period in 2003.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the three months ended June 30, 2004 increased $670,481 relative to the corresponding period in 2003. This increase was attributable to an increase in the Trust's net assets (via subscriptions), which was partially offset by redemptions, net loss from operations and a decrease in short-term Treasury yields.

During the three months ended June 30, 2004, the Trust experienced net realized and unrealized losses of $54,071,271 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $5,389,896, administrative expenses of $401,109 and custody fees of $12,542 were incurred. Interest income of $932,703 partially offset the Trust's expenses resulting in a net loss after profit share to managing owner of $58,942,115. An analysis of the trading gain (loss) by sector is as follows:

Sector            % Gain (Loss)
- --------          -------------

Currencies              (4.74)%
Energies                 0.72%
Grains                  (0.40)%
Interest rates          (5.88)%
Metals                  (1.65)%
Softs                    0.14%
Stock indices           (3.30)%
                  -------------
Total                  (15.11)%

SIX MONTHS ENDED JUNE 30, 2004

The Trust's net assets increased $97,605,700 for the six months ended June 30, 2004. This increase was attributable to subscriptions of $163,843,029, which was partially offset by net loss from operations of $51,562,972 and redemptions of $14,674,357.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the six months ended June 30, 2004 increased $8,042,411 relative to the corresponding period in 2003.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the six months ended June 30, 2004 increased $1,228,267 relative to the corresponding period in 2003. This increase was attributable to an increase in the Trust's net assets which was partially offset by a decrease in short-term Treasury yields.

During the six months ended June 30, 2004, the Trust experienced net realized and unrealized losses of $42,322,559 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $10,074,728, administrative expenses of $750,703 and custody fees of $22,185 were incurred. Interest income of $1,607,203 partially offset the Trust's expenses resulting in a net loss of $51,562,972. An analysis of the trading gain
(loss) by sector is as follows:

Sector            % Gain (Loss)
--------           -------------
Currencies             (11.21)%
Energies                  1.58%
Grains                    0.08%
Interest rates            1.38%
Metals                  (0.90)%
Softs                    0.11%
Stock indices           (2.16)%
                  -------------
Total                  (11.12)%


Management discussion - 2004
----------------------------

THREE MONTHS ENDED JUNE 30, 2004

The Trust's net asset value per unit fell 16.56% during the quarter. Trend reversals followed by non-directional and volatile range-trading characterized a broad spread of markets during the period. As a result sizable losses were sustained in five of the six sectors in the portfolio: interest rates, currencies, stock indices, metals and agricultural commodities. Energy was moderately profitable for the quarter, but even there an uptrend seemed to peter out near the end of the quarter.

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


THREE MONTHS ENDED MARCH 31, 2004

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

On the other hand, trading of foreign exchange rates, which were volatile but non-directional for much of the period, generated sizable losses. Hence, aside from modest gains from long positions in commodity currencies (Australian and New Zealand dollars), a long sterling position relative to the euro, and a long euro trade against the Norwegian krone, losses on the Trust's currency positions were widespread.


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

The Trust's Trading Value at Risk in Different Market Sectors
-------------------------------------------------------------
The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Trust's open positions by market category for each quarter-end during the period ended June 30, 2005. During the six months ended June 30, 2005, the Trust's average total capitalization was approximately $381,735,000.



                        Average                          Highest        Lowest
                         Va1ue      % of Average          Value         Value
  Market Sector         at Risk    Capitalization        at Risk       at Risk
--------------------------------------------------------------------------------
Currencies           $    43.4          11.4%         $    43.4      $   43.4
Energies                   3.7           1.0%               3.9           3.5
Grains                     0.9           0.2%               1.3           0.4
Interest rates            14.4           3.8%              15.3          13.4
Livestock                  0.3           0.1%               0.4           0.1
Metals                     3.9           1.0%               4.2           3.5
Softs                      1.4           0.4%               1.6           1.1
Stock indices             18.9           5.0%              19.5          18.3

Total                $    86.9          22.9%


Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the six hs ended June 30, 2005. Average capitalization is the average of the Trust's capitalization at the end of each of the six months ended June 30, 2005. Dollar amounts represent millions of dollars.




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

The following table summarizes the redemptions by Unitholders during the three months ended June 30, 2005:

Date of                       Units Redeemed            NAV per Unit
Redemption
----------------------------------------------------------------------------

April 30, 2005                      7,253.756          $ 840.69
May 31, 2005                        8,241.379            858.60
June 30, 2005                      13,856.626            895.94
                          --------------------
Total                              29,351.761
                          ====================




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

3.03 Form of Third Amended Amended and Restated Declaration and Agreement of Trust of Registrant

The following exhibits are incorporated by reference from the exhibits of the same number and description filed with the Trust's 2004 Annual Report filed on June 30, 2005 on Form 10-K under the Securities and Exchange Act of 1934.

Designation       Description
------------      -----------
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


  By:  Millburn Ridgefield Corporation,
       Managing Owner

  Date: August 15, 2005
                             /s/ Tod A. Tanis
                                 -------------
                                 Tod A. Tanis
                                 Vice-President
                                (principal accounting officer)