Form 10-Q
period 2005-09-30
GLOBAL MACRO TRUST
filed 2005-11-14
CIK 1145765

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Quarterly Period Ended: September 30, 2005
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                                        Yes [ ]         No [X]

Global Macro Trust
Financial statements
For the three and nine months ended September 30, 2005 and 2004 (unaudited)


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


(a) At September 30, 2005 (unaudited) and December 31, 2004
(b) For the three and nine months ended September 30, 2005 and 2004 (unaudited)
(c) For the nine months ended September 30, 2005 and 2004 (unaudited)

PART 1. FINANANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                               GLOBAL MACRO TRUST
                        STATEMENTS OF FINANCIAL CONDITION

                                                                         UNAUDITED
                                                                        SEPTEMBER 30   DECEMBER 31
                                                                            2005           2004
                                                                        ---------------------------
ASSETS
EQUITY IN TRADING ACCOUNTS:
  Investments in U.S. Treasury notes--at market value
    (amortized cost $117,252,833 and $93,673,900)                       $117,013,019   $ 93,585,656
  Net unrealized appreciation on open futures and
    forward currency contracts                                            19,896,751      8,976,242
  Due from brokers                                                        23,536,093     14,586,101
  Cash denominated in foreign currencies (cost $8,240,831
    and $3,973,168)                                                        8,126,858      4,047,040
                                                                        ---------------------------
      Total equity in trading accounts                                   168,572,721    121,195,039

INVESTMENTS IN U.S. TREASURY NOTES--at market value
  (amortized cost $220,073,881 and $259,131,416)                         219,492,928    258,828,719
CASH AND CASH EQUIVALENTS                                                 24,335,419     33,354,499
ACCRUED INTEREST RECEIVABLE                                                1,884,650        925,585
OTHER ASSETS                                                                      --         12,994
                                                                        ---------------------------
TOTAL                                                                   $414,285,718   $414,316,836
                                                                        ===========================

LIABILITIES AND TRUST CAPITAL
LIABILITIES:
  Subscriptions received in advance                                     $  5,862,332   $ 12,831,913
  Due to Managing Owner                                                       90,434        105,884
  Accrued expenses                                                            89,930             --
  Accrued brokerage fees                                                   2,141,412      2,115,155
  Redemptions payable to Unitholders                                       7,114,803      2,177,732
                                                                        ---------------------------
    Total liabilities                                                     15,298,911     17,230,684
                                                                        ---------------------------

TRUST CAPITAL:
  Managing Owner interest (4,677.812 and 4,217.782 units outstanding)      4,445,195      4,027,377
  Unitholders (415,190.745 and 411,644.991 units outstanding)            394,541,612    393,058,775
                                                                        ---------------------------
    Total trust capital                                                  398,986,807    397,086,152
                                                                        ---------------------------
TOTAL                                                                   $414,285,718   $414,316,836
                                                                        ===========================
NET ASSET VALUE PER UNIT OUTSTANDING                                    $     950.27   $     954.85
                                                                        ===========================

See notes to financial statements

                               GLOBAL MACRO TRUST
                  CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
                               SEPTEMBER 30, 2005

                                                                 NET UNREALIZED
                                                    % OF TRUST   APPRECIATION/
FUTURES AND FORWARD CURRENCY CONTRACTS               CAPITAL     (DEPRECIATION)
                                                                 --------------
FUTURES CONTRACTS
  Long futures contracts:
    Energies                                           0.25%      $    985,206
    Grains                                             0.03            105,625
    Interest rates                                    (1.34)        (5,356,262)
    Livestock                                          0.01             24,320
    Metals                                             0.89          3,567,839
    Softs                                              0.18            703,125
    Stock indices                                      2.19          8,776,468
                                                      ------------------------
      Total long futures contracts                     2.21          8,806,321
                                                      ------------------------
  Short futures contracts:
    Grains                                             0.01             46,446
    Interest rates                                     0.32          1,310,042
    Livestock                                         (0.06)          (248,550)
    Metals                                            (0.06)          (240,151)
    Softs                                             (0.13)          (531,386)
                                                      ------------------------
    Total short futures contracts                      0.08            336,401
                                                      ------------------------
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net             2.29          9,142,722
                                                      ------------------------
FORWARD CURRENCY CONTRACTS
    Total long forward currency contracts              1.23          4,918,762
    Total short forward currency contracts             1.47          5,835,267
                                                      ------------------------
TOTAL INVESTMENTS IN FORWARD CURRENCY
  CONTRACTS-Net                                        2.70         10,754,029
                                                      ------------------------
TOTAL                                                  4.99%      $ 19,896,751
                                                      ========================

                                                                   (Continued)

See notes to financial statements

                               GLOBAL MACRO TRUST
                  CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
                               SEPTEMBER 30, 2005

U.S. TREASURY NOTES

                                                        % OF TRUST
 FACE AMOUNT   DESCRIPTION                                CAPITAL       VALUE
--------------------------------------------------------------------------------
$113,700,000   U.S. Treasury notes, 1.875%, 11/30/05       28.43%   $113,415,750
  76,370,000   U.S. Treasury notes, 1.625%, 02/28/06       18.97      75,677,897
 113,600,000   U.S. Treasury notes, 2.500%, 05/31/06       28.19     112,481,750
  35,440,000   U.S. Treasury notes, 2.375%, 08/15/06        8.75      34,930,550
                                                        ------------------------
               TOTAL INVESTMENTS IN U.S. TREASURY NOTES
                (AMORTIZED COST $337,326,714)              84.34%   $336,505,947
                                                        ========================

                                                                     (Concluded)

See notes to financial statements

                              GLOBAL MACRO TRUST
                      CONDENSED SCHEDULE OF INVESTMENTS
                              DECEMBER 31, 2004

                                                                 NET UNREALIZED
                                                    % OF TRUST   APPRECIATION/
FUTURES AND FORWARD CURRENCY CONTRACTS               CAPITAL     (DEPRECIATION)
--------------------------------------------------------------------------------
FUTURES CONTRACTS
  Long futures contracts:
    Energies                                          (0.23)%     $   (893,110)
    Interest rates                                     0.03            139,714
    Livestock                                          0.02             69,770
    Metals                                             0.06            233,838
    Softs                                              0.07            276,097
    Stock indices                                      0.79          3,128,785
                                                      ------------------------
      Total long futures contracts                     0.74          2,955,094
                                                      ------------------------
  Short futures contracts:
    Energies                                           0.19            744,052
    Grains                                             0.15            580,497
    Interest rates                                     0.01             47,560
    Metals                                             0.03            115,995
    Softs                                             (0.03)          (129,175)
                                                      ------------------------
    Total short futures contracts                      0.35          1,358,929
                                                      ------------------------
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net             1.09          4,314,023
                                                      ------------------------
FORWARD CURRENCY CONTRACTS
    Total long forward currency contracts              3.36         13,347,920
    Total short forward currency contracts            (2.19)        (8,685,701)
                                                      ------------------------
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net                                          1.17          4,662,219
                                                      ------------------------
TOTAL                                                  2.26%      $  8,976,242
                                                      ========================

                                                                   (Continued)

See notes to financial statements

                               GLOBAL MACRO TRUST
                        CONDENSED SCHEDULE OF INVESTMENTS
                                DECEMBER 31, 2004

U.S. TREASURY NOTES

                                                        % OF TRUST
 FACE AMOUNT   DESCRIPTION                                CAPITAL       VALUE
--------------------------------------------------------------------------------
$118,000,000   U.S. Treasury notes, 1.500%, 02/28/05       29.70%   $117,926,250
 118,000,000   U.S. Treasury notes, 1.250%, 05/31/05       29.57%    117,410,000
 118,000,000   U.S. Treasury notes, 1.875%, 11/30/05       29.48%    117,078,125
                                                        ------------------------
               TOTAL INVESTMENTS IN U.S. TREASURY NOTES
                (AMORTIZED COST $352,805,316)              88.75%   $352,414,375
                                                        ========================

                                                                     (Concluded)

See notes to financial statements

                               GLOBAL MACRO TRUST
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                             FOR THE THREE MONTHS ENDED
                                                           SEPTEMBER 30      SEPTEMBER 30
                                                               2005              2004
                                                           ------------------------------
INVESTMENT INCOME:
  Interest income                                          $  2,967,215      $  1,076,406
                                                           ------------------------------
EXPENSES:
  Brokerage fees                                              6,637,883         5,513,083
  Administrative expenses                                       371,644           409,872
  Custody fees                                                   13,715            14,677
                                                           ------------------------------
    Total expenses                                            7,023,242         5,937,632
                                                           ------------------------------
NET INVESTMENT LOSS                                          (4,056,027)       (4,861,226)
                                                           ------------------------------
NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
  Futures and forward currency contracts                     22,880,584       (31,852,320)
  Foreign exchange translation                                 (235,333)            1,250
Net change in unrealized appreciation:
  Futures and forward currency contracts                      5,145,924        14,313,607
  Foreign exchange translation                                      704            75,681
Net gains (losses) from U.S. Treasury notes:
  Net change in unrealized depreciation                        (263,876)          135,113
                                                           ------------------------------
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)             27,528,003       (17,326,669)
                                                           ------------------------------

NET INCOME (LOSS)                                            23,471,976       (22,187,895)
LESS PROFIT SHARE TO MANAGING OWNER                                  --                --
                                                           ------------------------------
NET INCOME (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER     $ 23,471,976      $(22,187,895)
                                                           ==============================
NET INCOME (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER
  PER UNIT OUTSTANDING                                     $      54.33      $     (56.38)
                                                           ==============================

See notes to financial statements

                               GLOBAL MACRO TRUST
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                             FOR THE NINE MONTHS ENDED
                                                           SEPTEMBER 30      SEPTEMBER 30
                                                               2005              2004
                                                           ------------------------------
INVESTMENT INCOME:
  Interest income                                          $  7,798,928      $  2,683,609
                                                           ------------------------------
EXPENSES:
  Brokerage fees                                             19,760,014        15,587,811
  Administrative expenses                                     1,109,328         1,160,575
  Custody fees                                                   45,757            36,862
                                                           ------------------------------
    Total expenses                                           20,915,099        16,785,248
                                                           ------------------------------
NET INVESTMENT LOSS                                         (13,116,171)      (14,101,639)
                                                           ------------------------------
NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
  Futures and forward currency contracts                      1,554,373       (59,373,204)
  Foreign exchange translation                                 (312,897)          165,370
Net change in unrealized appreciation:
  Futures and forward currency contracts                     10,920,509           (28,942)
  Foreign exchange translation                                 (187,845)           92,939
Net losses from U.S. Treasury notes:
  Net change in unrealized depreciation                        (429,826)         (505,391)
                                                           ------------------------------
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)             11,544,314       (59,649,228)
                                                           ------------------------------

NET LOSS                                                     (1,571,857)      (73,750,867)
LESS PROFIT SHARE TO MANAGING OWNER                                  --                --
                                                           ------------------------------
NET LOSS AFTER PROFIT SHARE TO MANAGING OWNER              $ (1,571,857)     $(73,750,867)
                                                           ==============================
NET INCOME (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER
  PER UNIT OUTSTANDING                                     $      (4.58)     $    (198.40)
                                                           ==============================

See notes to financial statements

                               GLOBAL MACRO TRUST
               STATEMENTS OF CHANGES IN TRUST CAPITAL (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005:

                                                               NEW PROFIT
                                       UNITHOLDERS            MEMO ACCOUNT         MANAGING OWNER                  TOTAL
                              ---------------------------    ---------------    ---------------------   ---------------------------
                                 AMOUNT          UNITS       AMOUNT    UNITS     AMOUNT       UNITS        AMOUNT          UNITS
                              -----------------------------------------------------------------------------------------------------
Trust capital at
  January 1, 2005             $393,058,775    411,644.991    $6,099    6.387    4,021,278   4,211.395   $397,086,152    415,862.773
Subscriptions                   60,914,830     67,452.097        --       --      216,000     232.975     61,130,830     67,685.072
Redemptions                    (57,658,318)   (64,574.026)       --                                --    (57,658,318)   (64,574.026)
Addt'l units allocated **               --        667.683        --    0.328           --     226.727             --        894.738
Net income (loss)               (1,773,675)                     282       --      201,536                 (1,571,857)            --
Managing Owner's allocation:
  New Profit-Accrued                    --             --        --       --           --          --             --             --
                              -----------------------------------------------------------------------------------------------------
Trust capital at
  September 30, 2005          $394,541,612    415,190.745    $6,381    6.715   $4,438,814   4,671.097   $398,986,807    419,868.557
                              =====================================================================================================
NET ASSET VALUE PER UNIT
  OUTSTANDING AT
  SEPTEMBER 30, 2005:                                       $950.27
                                                            -------

** Additional units are issued to Unitholders who are charged less than a 7% brokerage fee



See notes to financial statements

                               GLOBAL MACRO TRUST
               STATEMENTS OF CHANGES IN TRUST CAPITAL (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004:

                                                               NEW PROFIT
                                       UNITHOLDERS            MEMO ACCOUNT         MANAGING OWNER                  TOTAL
                              ---------------------------    ---------------    ---------------------   ---------------------------
                                 AMOUNT          UNITS       AMOUNT    UNITS     AMOUNT       UNITS        AMOUNT          UNITS
                              -----------------------------------------------------------------------------------------------------
Trust capital at
  January 1, 2004             $226,192,543    224,273.549    $6,029    5.978    2,741,404   2,718.160   $228,939,976    226,997.687
Subscriptions                  196,696,550    204,180.310        --       --    1,156,000   1,216.079    197,852,550    205,396.389
Redemptions                    (29,979,995)   (34,360.403)       --       --           --          --    (29,979,995)   (34,360.403)
Addt'l units allocated **               --        555.290        --    0.303           --     173.890             --        729.483
Net loss                       (73,180,794)                    (941)             (569,132)               (73,750,867)            --
Managing Owner's allocation:
  New Profit-Accrued                    --             --        --       --           --          --             --             --
                              -----------------------------------------------------------------------------------------------------
Trust capital at
  September 30, 2004          $319,728,304    394,648.746    $5,088    6.281   $3,328,272   4,108.129   $323,061,664    398,763.156
                              =====================================================================================================
NET ASSET VALUE PER UNIT
  OUTSTANDING AT
  SEPTEMBER 30, 2004:                                       $810.16
                                                            -------

** Additional units are issued to Unitholders who are charged less than a 7% brokerage fee


See notes to financial statements

                               GLOBAL MACRO TRUST
                 STATEMENTS OF FINANCIAL HIGHLIGHTS (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30                     2005        2004
                                                          --------------------
Net income (loss) from operations:
  Net investment loss                                     $  (9.62)   $ (12.25)
  Net realized and unrealized gains (losses) on
    trading of futures and forward currency contracts        64.57      (44.47)
  Net gains (losses) from U.S. Treasury
    obligations                                              (0.62)       0.34
  Profit share allocated to Managing Owner                      --          --
                                                          --------------------
  Net income (loss) per unit                              $  54.33    $ (56.38)

Net asset value per unit,
  beginning of period                                       895.94      866.54
                                                          --------------------
Net asset value per unit,
  end of period                                           $ 950.27    $ 810.16
                                                          ====================

TOTAL RETURN AND RATIOS FOR THE THREE MONTHS ENDED SEPTEMBER 30:

                                                            2005        2004
                                                          --------------------
Total return:                                                 6.06%      (6.51)%
Ratio of expenses to average net assets (a):                  7.23%       7.35%
Ratio of net investment loss to average net assets (a):      (4.21)%     (6.03)%

(a) Annualized


See notes to financial statements

                               GLOBAL MACRO TRUST
                 STATEMENTS OF FINANCIAL HIGHLIGHTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30:                    2005         2004
--------------------------------------------------------------------------------
Net income (loss) from operations:
  Net investment loss                                    $ (30.60)    $ (41.76)
  Net realized and unrealized gains (losses) on
    trading of futures and forward currency contracts       27.01      (155.16)
  Net losses from U.S. Treasury
    obligations                                             (0.99)       (1.48)
  Profit share allocated to Managing Owner                     --           --
                                                         ---------------------
  Net losses per unit                                    $  (4.58)    $(198.40)

Net asset value per unit,
  beginning of period                                      954.85     1,008.56
                                                         ---------------------
Net asset value per unit,
  end of period                                          $ 950.27     $ 810.16
                                                         =====================

TOTAL RETURN AND RATIOS FOR THE NINE MONTHS ENDED SEPTEMBER 30:

                                                           2005         2004
                                                         ---------------------
Total return:                                               (0.48)%     (19.67)%
Ratio of expenses to average net assets (a):                 7.23%        7.34%
Ratio of net investment loss to average net assets (a):     (4.56)%      (6.18)%

(a) Annualized


See notes to financial statements

NOTES TO FINANCIAL STATEMENTS

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Global Macro Trust's (the "Trust") financial condition at September 30, 2005 (unaudited) and December 31, 2004 and the results of its operations for the three and nine month periods ended September 30, 2005 and 2004 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004. The December 31, 2004 information has been derived from the audited financial statements as of December 31, 2004.

The Trust pays all routine expenses, such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee's fees, the charges of an outside accounting services agency and the expenses of updating the Prospectus), as well as extraordinary costs. At September 30, 2005, the Managing Owner is owed $83,996 from the Trust in connection with such expenses it has paid on the Trust's behalf (and is included in "Due to Managing Owner" in the statements of financial condition).

Unitholders who redeem Units at or prior to the end of the first consecutive eleven month period after such Units are sold shall be assessed redemption charges calculated based on the number of months such units have been held and based on their redeemed Units' Net Asset Value as of the date of redemption. All redemption charges will be paid to the Managing Owner. At September 30, 2005, $6,438 of redemption charges was owed to the Managing Owner (and is included in "Due to Managing Owner" in the statements of financial condition).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to Item 1, "Financial Statements". The information contained therein is essential to, and should be read in connection with, the following analysis.

OPERATIONAL OVERVIEW

Due to the nature of the Trust's business, its results of operations depend on the Millburn Ridgefield Corporation's (the "Managing Owner") ability to recognize and capitalize on trends and other profit opportunities in different sectors of the global capital and commodity markets. The Managing Owner's trading methods are confidential, so that substantially the only information that can be furnished regarding the Trust's results of operations is contained in the performance record of its trading. Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Trust, and its past performance is not necessarily indicative of future results. The Managing Owner believes, however, that there are certain market conditions, for example, markets with strong price trends, in which the Trust has a better likelihood of being profitable than in others.

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

RESULTS OF OPERATIONS

During its operations through the three and nine month periods ending September 30, 2005, the Trust experienced no significant periods of illiquidity in any of the numerous markets traded by the Managing Owner.

Due to the nature of the Trust's trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                                     TOTAL TRUST
MONTH ENDING:                          CAPITAL
------------------------------------------------
September 30, 2005                  $398,986,807
June 30, 2005                        382,010,802
December 31, 2004                    397,086,152


-----------------------------------------------------------------
                 Periods ended September 30, 2005
-----------------------------------------------------------------

                                    THREE MONTHS      NINE MONTHS
                                    -----------------------------
Change in Trust Capital             $ 16,976,005       $1,900,655
Percent Change                              4.44%            0.48%

THREE MONTHS ENDED SEPTEMBER 30, 2005

The increase in the Trust's net assets of $16,976,005 for the three months ended September 30, 2005 was attributable to subscriptions of $13,853,864 and net income of $23,471,976, which was partially offset by redemptions of $20,349,835.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three months ended September 30, 2005 increased $1,124,800 relative to the corresponding period in 2004.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the three months ended September 30, 2005 increased $1,890,809 relative to the corresponding period in 2004. This increase was attributable to an increase in short-term Treasury yields and a slight increase in net assets.

The Trust experienced net realized and unrealized gains of $27,528,003 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $6,637,883, administrative expenses of $371,644 and custody fees of $13,715 were incurred. Interest income of $2,967,215 partially offset the Trust's expenses resulting in net income of $23,471,976. An analysis of the trading gain (loss) by sector is as follows:

                      % GAIN
     SECTOR            LOSS
----------------------------
Currencies             0.92%
Energies               3.29%
Grains                -0.84%
Interest Rates        -4.22%
Livestock             -0.27%
Metals                 0.45%
Softs                  0.06%
Stock Indices          7.97%
                     -------
TOTAL                  7.36%

NINE MONTHS ENDED SEPTEMBER 30, 2005

The increase in the Trust's net assets of $1,900,655 for the nine months ended September 30, 2005 was attributable to subscriptions of $61,130,830, which was partially offset by redemptions of $57,658,318 and a net loss of $1,571,857.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the nine months ended September 30, 2005 increased $4,172,203 relative to the corresponding period in 2004.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the nine months ended September 30, 2005 increased $5,115,319 relative to the corresponding period in 2004. This increase was attributable to an increase in short-term Treasury yields and an increase in net assets.

The Trust experienced net realized and unrealized gains of $11,544,314 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $19,760,014, administrative expenses of $1,109,328 and custody fees of $45,757 were incurred. Interest income of $7,798,928 partially offset the Trust's expenses resulting in net loss of $1,571,857. An analysis of the trading gain (loss) by sector is as follows:

                      % GAIN
     SECTOR            LOSS
----------------------------
Currencies            -4.83%
Energies               3.63%
Grains                -3.02%
Interest Rates         3.45%
Livestock             -0.51%
Metals                -1.01%
Softs                 -0.96%
Stock Indices          6.58%
                     -------
TOTAL                  3.33%

                                     TOTAL TRUST
MONTH ENDING:                          CAPITAL
------------------------------------------------
September 30, 2004                  $323,061,664
June 30, 2004                        326,545,676
December 31, 2003                    228,939,976

-----------------------------------------------------------------
                 Period ended September 30, 2004
-----------------------------------------------------------------

                                    THREE MONTHS      NINE MONTHS
                                    -----------------------------
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

     SECTOR           % GAIN (LOSS)
-----------------------------------
Currencies                (5.58)%
Energies                   1.94 %
Grains                     0.44 %
Interest rates            (0.82)%
Metals                     0.08 %
Softs                      0.08 %
Stock indices             (1.53)%
                         -------
Total                     (5.39)%

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

     SECTOR           % GAIN (LOSS)
-----------------------------------
Currencies               (16.25)%
Energies                   3.55 %
Grains                     0.52 %
Interest rates             0.55 %
Metals                    (0.82)%
Softs                      0.19 %
Stock indices             (3.66)%
                         -------
Total                    (15.92)%

MANAGEMENT DISCUSSION - 2005

THREE MONTHS ENDED SEPTEMBER 30, 2005

The Trust's net asset value per unit registered a 6.06% advance during the three months ended September 30, 2005. Strong profits from trading stock index and energy futures, along with smaller gains from trading metal futures and cross currency positions, keyed the quarterly advance. Interest rate trading was unprofitable and to a lesser extent so were U. S. dollar trading against foreign currencies and agricultural commodity trading.

Global stock markets advanced broadly during the quarter. Fourteen of the fifteen long index positions registered gains. Asian, European, U.S., and South African markets all moved higher. Japanese indices displayed the largest increases as more evidence emerged of an end to Japan's long period of recession and deflation.

Energy prices rose further, and became increasingly more volatile during the period due to the interplay of hurricanes in the U.S., continuing Middle East turmoil, growing demand from the emerging world, and uncertainties about the growth dampening effects of the Federal Reserve's persistent interest rate increases. As a result, long positions in crude, crude products and natural gas were profitable.

Metal trading was fractionally profitable. Long positions in copper, gold, zinc and platinum produced gains that outweighed losses from trading nickel, lead, aluminum and silver.

Cross currency trading was also profitable in the quarter. Generally, long positions in high interest rate currencies produced gains. Hence, long Australian dollar, Canadian dollar and sterling positions relative to the yen, and short euro positions relative to the Polish Zloty and Canadian dollar were profitable. On the other hand, trading of the U.S. dollar against foreign currencies was somewhat negative. There were gains from short dollar trades against Canada, Brazil, and Japan, but these were overwhelmed by losses from trading the dollar versus twelve other currencies.

Interest rates rose rather broadly as the Fed continued to raise the official rate, as growth in emerging economies remained strong, as Japan showed signs of exiting from its protracted slump, and as high prices for oil and commodities induced inflation fears that periodically roiled markets. Therefore, long note and bond positions for the U.S., Japan, Canada, Australia, Great Britain, and Europe produced losses. Long positions in short-term interest rate futures in Canada, Europe and the U. K. also had negative outcomes. On the other hand, short positions in U.S. short rates were profitable.

Grain prices were volatile and grain trading was fractionally unprofitable. A short cattle trade was unprofitable. Finally, the gain from a long sugar trade offset the loss from a short cotton position.

THREE MONTHS ENDED JUNE 30, 2005

The Trust's net asset value per unit registered a 1.39% advance during the three months ended June 30, 2005. Interest rate trading was profitable. Currency and stock index futures trading were essentially flat for the period, but did produce gains in May and June. On the other hand, trading of non-financial markets--energy, metals, and soft and agricultural commodities resulted in quarterly losses.

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

MANAGEMENT DISCUSSION - 2004

THREE MONTHS ENDED SEPTEMBER 30, 2004

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

THE TRUST'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Trust's open positions by market category for each quarter-end during the period ended September 30, 2005. During the nine months ended September 30, 2005, the Trust's average total capitalization was approximately $383,029,000.

                      Average                         Highest      Lowest
                       Value       % of Average        Value        Value
Market Sector         at Risk     Capitalization      at Risk      at Risk
--------------------------------------------------------------------------
Currencies             $ 45.7          11.9%           $ 50.3       $ 43.4
Energies                  3.5           0.9%              3.9          3.2
Grains                    0.9           0.2%              1.3          0.4
Interest rates           13.1           3.4%             15.3         10.5
Livestock                 0.2           0.1%              0.4          0.1
Metals                    4.1           1.1%              4.5          3.5
Softs                     2.0           0.5%              3.3          1.1
Stock indices            20.0           5.2%             22.3         18.3

Total                  $ 89.5          23.3%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the nine months ended September 30, 2005. Average capitalization is the average of the Trust's capitalization at the end of each of the nine months ended September 30, 2005. Dollar amounts represent millions of dollars.

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

The following table summarizes the redemptions by Unitholders during the three months ended September 30, 2005:

DATE OF                   UNITS            NAV PER
REDEMPTION               REDEEMED            UNIT
--------------------------------------------------
July 31, 2005            8,353.907         $892.40
August 31, 2005          6,400.489          902.05
September 30, 2005       7,493.913          950.27
                        ----------
TOTAL                   22,248.309
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

3.03 Form of Third Amended Amended and Restated Declaration and Agreement of Trust of Registrant

The following exhibits are incorporated by reference from the exhibits of the same number and description filed with the Trust's 2004 Annual Report filed on September 30, 2005 on Form 10-K under the Securities and Exchange Act of 1934.

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

  By:   Millburn Ridgefield Corporation,
        Managing Owner

  Date: November 11, 2005


                            /s/ Tod A. Tanis
                                Tod A. Tanis
                                Vice-President
                                (principal accounting officer)