Form 10-Q
period 2006-03-31
GLOBAL MACRO TRUST
filed 2006-05-15
CIK 1145765

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended: March 31, 2006
                                       or

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

                                        Yes [X]         No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
(Check one):

Large accelerated filer [ ]   Accelerated filer [ ]    Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                          Yes [ ]         No [X]

Global Macro Trust
Financial statements
For the three months ended March 31, 2006 and 2005 (unaudited)

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

(a) At March 31, 2006 (unaudited) and December 31, 2005
(b) For the three months ended March 31, 2006 and 2005 (unaudited)

PART 1. FINANANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                           GLOBAL MACRO TRUST
                    Statements of Financial Condition

                                                               UNAUDITED
                                                                MARCH 31      DECEMBER 31
                                                                  2006            2005
                                                              ----------------------------
ASSETS
EQUITY IN TRADING ACCOUNTS:
  Investments in U.S. Treasury notes - at market value
    (amortized cost $135,476,306 and $148,720,494)            $135,179,513    $148,402,881
Net unrealized appreciation (depreciation) on open futures
  and forward currency contracts                                19,855,816      (3,170,318)
Due from brokers                                                10,004,930      10,081,674
Cash denominated in foreign currencies (cost $1,935,167
  and $6,094,580)                                                1,964,572       6,003,852
                                                              ----------------------------
    Total equity in trading accounts                           167,004,831     161,318,089

INVESTMENTS IN U.S. TREASURY NOTES - at market value
  (amortized cost $262,149,981 and $236,464,681)               261,505,306     236,056,278
CASH AND CASH EQUIVALENTS                                       26,512,006      24,917,162
ACCRUED INTEREST RECEIVABLE                                      2,682,709       1,610,838
                                                              ----------------------------
TOTAL                                                         $457,704,852    $423,902,367
                                                              ============================
LIABILITIES AND TRUST CAPITAL
LIABILITIES:
  Subscriptions from Unitholders received in advance          $  9,125,161    $  4,677,687
  Due to Managing Owner                                            182,438          91,888
  Accrued brokerage fees                                         2,401,128       2,255,199
  Redemptions payable to Unitholders                             6,240,147       7,942,834
  Accrued expenses                                                 116,173          94,848
  Due to brokers                                                 1,713,138       2,936,389
                                                              ----------------------------
    Total liabilities                                           19,778,185      17,998,845
                                                              ----------------------------
TRUST CAPITAL:
  Managing Owner interest:
  (7,115.448 and 4,750.953 units outstanding)                    7,467,280       4,646,863
  Unitholders:
  (410,178.966 and 410,247.372 units outstanding)              430,459,387     401,256,659
                                                              ----------------------------
Total trust capital                                            437,926,667     405,903,522
                                                              ----------------------------
TOTAL                                                         $457,552,903    $423,902,367
                                                              ============================
NET ASSET VALUE PER UNIT OUTSTANDING                          $   1,049.44    $     978.08
                                                              ============================

See notes to financial statements

                               GLOBAL MACRO TRUST
                  Condensed Schedule of Investments (UNAUDITED)
                                 March 31, 2006

                                                                  NET UNREALIZED
                                                     % OF TRUST    APPRECIATION/
FUTURES AND FORWARD CURRENCY CONTRACTS                CAPITAL     (DEPRECIATION)
--------------------------------------------------------------------------------
FUTURES CONTRACTS
  Long futures contracts:
    Energies                                            0.05%      $    203,790
    Grains                                             (0.07)          (297,075)
    Interest rates                                     (0.17)          (729,724)
    Metals                                              1.68          7,374,053
    Softs                                              (0.11)          (492,016)
    Stock indices                                       2.85         12,463,549
                                                     ---------------------------
      Total long futures contracts                      4.23         18,522,577
                                                     ---------------------------
  Short futures contracts:
    Energies                                           (0.06)          (260,702)
    Grains                                             (0.04)          (154,971)
    Interest rates                                      1.99          8,693,087
    Livestock                                           0.08            357,000
    Metals                                              0.01             31,458
    Softs                                               0.18            787,576
                                                     ---------------------------
      Total short futures contracts                     2.16          9,453,448
                                                     ---------------------------
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net              6.39         27,976,025
                                                     ---------------------------
FORWARD CURRENCY CONTRACTS
      Total long forward currency contracts            (1.09)        (4,793,594)
      Total short forward currency contracts           (0.76)        (3,326,615)
                                                     ---------------------------
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS-Net    (1.85)        (8,120,209)
                                                     ---------------------------
TOTAL                                                   4.54%      $ 19,855,816
                                                     ===========================
                                                                    (Continued)

                               GLOBAL MACRO TRUST
                  Condensed Schedule of Investments (UNAUDITED)
                                 March 31, 2006

U.S. Treasury Notes

                                                           % OF
                                                           TRUST
 FACE AMOUNT   DESCRIPTION                                CAPITAL       VALUE
-------------------------------------------------------   ----------------------
$111,600,000   U.S. Treasury notes, 2.500%, 05/31/06       25.39%   $111,181,500
  78,020,000   U.S. Treasury notes, 2.375%, 08/15/06       17.66      77,337,325
 135,290,000   U.S. Treasury notes, 2.875%, 11/30/06       30.48     133,514,319
  76,370,000   U.S. Treasury notes, 2.250%, 02/15/07       17.05      74,651,675
                                                          ----------------------
               TOTAL INVESTMENTS IN U.S. TREASURY NOTES
                 (AMORTIZED COST $397,626,287)             90.58%   $396,684,819
                                                          ======================
                                                                    (Concluded)

See notes to financial statements

                               GLOBAL MACRO TRUST
                        Condensed Schedule of Investments
                                December 31, 2005

                                                                  NET UNREALIZED
                                                     % OF TRUST    APPRECIATION/
FUTURES AND FORWARD CURRENCY CONTRACTS                CAPITAL     (DEPRECIATION)
--------------------------------------------------------------------------------
FUTURES CONTRACTS
  Long futures contracts:
    Energies                                            0.03%      $    127,330
    Grains                                              0.12            497,495
    Interest rates                                      0.22            905,077
    Livestock                                          (0.02)           (65,930)
    Metals                                              1.07          4,347,075
    Softs                                               0.90          3,636,114
    Stock indices                                       0.60          2,411,285
                                                     ---------------------------
      Total long futures contracts                      2.92         11,858,446
                                                     ---------------------------
  Short futures contracts:
    Grains                                             (0.31)        (1,246,376)
    Interest rates                                      0.38          1,562,749
    Metals                                              0.01             36,260
    Softs                                              (0.17)          (725,650)
                                                     ---------------------------
      Total short futures contracts                    (0.09)          (373,017)
                                                     ---------------------------
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net              2.83         11,485,429
                                                     ---------------------------
FORWARD CURRENCY CONTRACTS
      Total long forward currency contracts            (2.64)       (10,714,282)
      Total short forward currency contracts           (0.97)        (3,941,465)
                                                     ---------------------------
TOTAL INVESTMENTS IN FORWARD CURRENCY
  CONTRACTS-Net                                        (3.61)       (14,655,747)
                                                     ---------------------------
TOTAL                                                  (0.78)%     $ (3,170,318)
                                                     ===========================
                                                                    (Continued)

                            GLOBAL MACRO TRUST
                    Condensed Schedule of Investments
                            December 31, 2005

U.S. TREASURY NOTES

                                                           % OF
                                                           TRUST
 FACE AMOUNT   DESCRIPTION                                CAPITAL       VALUE
-------------------------------------------------------   ----------------------
$ 76,370,000   U.S. Treasury notes, 1.625%, 02/28/06       18.74%   $ 76,083,613
 113,600,000   U.S. Treasury notes, 2.500%, 05/31/06       27.78%    112,748,000
  68,020,000   U.S. Treasury notes, 2.375%, 08/15/06       16.55%     67,169,750
 130,290,000   U.S. Treasury notes, 2.875%, 11/30/06       31.65%    128,457,796
                                                          ----------------------
               TOTAL INVESTMENTS IN U.S. TREASURY NOTES
                 (AMORTIZED COST $385,185,175)             94.72%   $384,459,159
                                                          ======================
                                                                    (Concluded)

See notes to financial statements

                               GLOBAL MACRO TRUST
                      Statements of Operations (UNAUDITED)

                                                            FOR THE THREE MONTHS ENDED
                                                             MARCH 31         MARCH 31
                                                               2006             2005
                                                           -----------------------------
INVESTMENT INCOME:
  Interest income                                          $  4,298,909     $  2,256,391
                                                           -----------------------------
EXPENSES:
  Brokerage fees                                              7,401,572        6,657,042
  Administrative expenses                                       381,191          372,388
  Custody fees                                                   15,944           16,648
                                                           -----------------------------
    Total expenses                                            7,798,707        7,046,078
                                                           -----------------------------
NET INVESTMENT LOSS                                          (3,499,798)      (4,789,687)
                                                           -----------------------------
NET REALIZED AND UNREALIZED GAINS (LOSSES):
  Net realized gains (losses) on closed positions:
    Futures and forward currency contracts                   13,214,953       (1,959,184)
    Foreign exchange translation                                (16,515)         (23,827)
  Net change in unrealized appreciation (depreciation):
    Futures and forward currency contracts                   23,026,134      (23,161,947)
    Foreign exchange translation                                120,133         (248,500)
  Net losses from U.S. Treasury notes:
    Net change in unrealized depreciation                      (215,452)        (433,609)
                                                           -----------------------------
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)             36,129,253      (25,827,067)
                                                           -----------------------------
NET INCOME (LOSS)                                            32,629,455      (30,616,754)
LESS PROFIT SHARE TO MANAGING OWNER                           2,368,345               --
                                                           -----------------------------
NET INCOME (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER     $ 30,261,110     $(30,616,754)
                                                           =============================
NET INCOME (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER
  PER UNIT OUTSTANDING                                     $      71.36     $     (71.15)
                                                           =============================

See notes to financial statements

                               GLOBAL MACRO TRUST
               Statements of Changes in Trust Capital (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2006:

                                                                NEW PROFIT
                                     UNITHOLDERS               MEMO ACCOUNT           MANAGING OWNER                TOTAL
                              --------------------------   ---------------------  ---------------------  --------------------------
                                 AMOUNT         UNITS        AMOUNT      UNITS      AMOUNT      UNITS       AMOUNT         UNITS
                              -----------------------------------------------------------------------------------------------------
Trust capital at
  January 1, 2006             $401,256,659   410,247.372   $       --         --  $4,646,863  4,750.953   405,903,522   414,998.325
Subscriptions                   18,152,774    17,851.091           --         --          --         --    18,152,774    17,851.091
Redemptions                    (18,759,084)  (18,091.936)          --                     --         --   (18,759,084)  (18,091.936)
Addt'l units allocated *                --       172.439           --      0.303          --    107.069            --       279.811
Net income                      29,809,038            --          688         --     451,384         --    30,261,110            --
Managing Owner's allocation:
  New Profit-Accrued                    --            --    2,368,345  2,257.123          --         --     2,368,345     2,257.123
Transfer of New Profit Memo
  Account to Managing Owner             --            --           --         --          --         --            --            --
Trust capital at
                              -----------------------------------------------------------------------------------------------------
  March 31, 2006              $430,459,387   410,178.966   $2,369,033  2,257.426  $5,098,247  4,858.022  $437,926,667   417,294.414
                              =====================================================================================================
NET ASSET VALUE PER UNIT
  OUTSTANDING AT AT
  MARCH 31, 2006:                                          $ 1,049.44
                                                           ----------

* Additional units are issued to Unitholders who are charged less than a 7% brokerage fee

See notes to financial statements

                               GLOBAL MACRO TRUST
               Statements of Changes in Trust Capital (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2005:

                                                               NEW PROFIT
                                      UNITHOLDERS             MEMO ACCOUNT         MANAGING OWNER                  TOTAL
                              ---------------------------   ----------------   ----------------------   ---------------------------
                                 AMOUNT          UNITS       AMOUNT    UNITS     AMOUNT       UNITS        AMOUNT          UNITS
                              -----------------------------------------------------------------------------------------------------
Trust capital at
  January 1, 2005             $393,058,775    411,644.991   $ 6,099    6.387   $4,021,278   4,211.395    397,086,152    415,862.773
Subscriptions                   29,032,437     31,112.932        --       --      185,000     197.895     29,217,437     31,310.827
Redemptions                    (11,719,603)   (12,973.956)       --       --           --          --    (11,719,603)   (12,973.956)
Addt'l units allocated *                --        224.910        --    0.107           --      72.909             --        297.926
Net loss                       (30,371,079)                    (360)      --     (245,315)               (30,616,754)            --
Managing Owner's allocation:
  New Profit-Accrued                    --             --        --       --           --          --             --             --
Trust capital at
                              -----------------------------------------------------------------------------------------------------
  March 31, 2005              $380,000,530    430,008.877   $ 5,739    6.494   $3,960,963   4,482.199   $383,967,232     434,497.570
                              =====================================================================================================
NET ASSET VALUE PER UNIT
  OUTSTANDING AT AT
  MARCH 31, 2005:                                           $883.70
                                                            -------

* Additional units are issued to Unitholders who are charged less than a 7% brokerage fee

See notes to financial statements

                               GLOBAL MACRO TRUST
                 Statements of Financial Highlights (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31                              2006          2005
--------------------------------------------------------------------------------------
Net income (loss) from operations:
  Net investment loss                                         $    (8.52)   $   (11.17)
  Net realized and unrealized gains (losses) on
    trading of futures and forward currency contracts              86.09        (58.98)
  Net losses from U.S. Treasury
    obligations                                                    (0.51)        (1.00)
  Profit share allocated to Managing Owner                         (5.70)           --
                                                              ------------------------
  Net income (loss) per unit                                  $    71.36    $   (71.15)

Net asset value per unit,
  beginning of period                                             978.08        954.85
                                                              ------------------------
Net asset value per unit,
  end of period                                               $ 1,049.44    $   883.70
                                                              ========================

TOTAL RETURN AND RATIOS FOR THE THREE MONTHS ENDED MARCH 31:

RATIOS TO AVERAGE CAPITAL:

  Net investment loss (a)                                          (3.28)%       (4.93)%
                                                              ========================
  Total expenses (a)                                                7.22%         7.23%
  Profit share allocation (b)                                       0.55           --
                                                              ------------------------
  TOTAL EXPENSES AND PROFIT SHARE ALLOCATION                        7.77%         7.23%
                                                              ========================
Total return before profit share allocation (b)                     7.88%        (7.45)%
Profit share allocation (b)                                        (0.58)          --
                                                              ------------------------
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION                          7.30%        (7.45)%
                                                              ========================

(a) annualized
(b) not annualized

See notes to financial statements

NOTES TO FINANCIAL STATEMENTS

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Global Macro Trust's (the "Trust") financial condition at March 31, 2006 (unaudited) and December 31, 2005 and the results of its operations for the three months ended March 31, 2006 and 2005 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005. The December 31, 2005 information has been derived from the audited financial statements as of December 31, 2005.

The Trust pays all routine expenses, such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee's fees, the charges of an outside accounting services agency and the expenses of updating the Prospectus), as well as extraordinary costs. At March 31, 2006, the Managing Owner is owed $176,134 from the Trust in connection with such expenses it has paid on the Trust's behalf (and is included in "Due to Managing Owner" in the statements of financial condition).

Unitholders who redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' Net Asset Value as of the date of redemption. All redemption charges will be paid to the Managing Owner. At March 31, 2006, $6,304 of redemption charges was owed to the Managing Owner (and is included in "Due to Managing Owner" in the statements of financial condition).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to Item 1, "Financial Statements". The information contained therein is essential to, and should be read in connection with, the following analysis.

OPERATIONAL OVERVIEW

Due to the nature of the Trust's business, its results of operations depend on Millburn Ridgefield Corporation's (the "Managing Owner") ability to recognize and capitalize on trends and other profit opportunities in different sectors of the global capital and commodity markets. The Managing Owner's trading methods are confidential, so that substantially the only information that can be furnished regarding the Trust's results of operations is contained in the performance record of its trading. Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Trust, and its past performance is not necessarily indicative of future results. The Managing Owner believes, however, that there are certain market conditions, for example, markets with strong price trends, in which the Trust has a better likelihood of being profitable than in others.

LIQUIDITY AND CAPITAL RESOURCES

The Trust raises additional capital only through the sale of Units. Trust capital may also be increased by trading profits, if any. The Trust does not engage in borrowing. Units may be offered for sale as of the beginning of each month.

The Trust trades futures and forward contracts on interest rates, commodities, currencies, metals, energies, livestock and stock indices. Due to the nature of the Trust's business, substantially all its assets are represented by cash and United States government obligations, while the Trust maintains its market exposure through open futures and forward contract positions.

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

There have been no material changes with respect to the Trust's critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Trust's Annual Report on Form 10-K for fiscal year 2005.

PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three months ended March 31, 2006 and 2005. Profit share earned (from Unitholders' redemptions) and profit share accrued are credited to the New Profit memo account as defined in the Trust's Trust Agreement.

Three months ended:                 Mar 31, 2006        Mar 31, 2005
                                    --------------------------------
Profit share earned                 $     26,328        $         --
Profit share accrued(1)                2,342,017                  --
                                    --------------------------------
Total profit share                  $  2,368,345        $         --

(1) At March 31

RESULTS OF OPERATIONS

During its operations for the three months ending March 31, 2006, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

Due to the nature of the Trust's trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

THREE MONTHS ENDED MARCH 31, 2006

MONTH ENDING:                      TOTAL TRUST
                                     CAPITAL
----------------------------------------------
March 31, 2006                    $437,926,667
December 31, 2005                  405,903,522

----------------------------------------------
         Period ended March 31, 2006
----------------------------------------------
                                  THREE MONTHS
                                  ------------
Change in Trust Capital           $ 32,023,145
Percent Change                            7.89%

The increase in the Trust's net assets of $32,023,145 for the three months ended March 31, 2006 was attributable to subscriptions of $18,152,774 and net income from operations (before profit share) of $32,629,455, which was partially offset by redemptions of $18,759,084.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three months ended March 31, 2006 increased $744,530 relative to the corresponding period in 2005.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the three months ended March 31, 2006 increased $2,042,518 relative to the corresponding period in 2005. This increase was mainly attributable to an increase in short-term Treasury yields which was partially offset by a slight decrease in average net assets during the quarter.

The Trust experienced net realized and unrealized gains of $36,129,253 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $7,401,572, administrative expenses of $381,191, custody fees of $15,944 and an accrued profit share to the Managing Owner of $2,368,345 were incurred. Interest income of $4,298,909 partially offset the Trust's expenses resulting in net income after profit share to managing owner of $30,261,110. An analysis of the trading gain (loss) by sector is as follows:

                           % GAIN
      SECTOR               (LOSS)
---------------------------------
Currencies                 -3.55%
Energies                   -0.27%
Grains                     -0.44%
Interest Rates              2.68%
Livestock                   0.03%
Metals                      3.89%
Softs                       0.55%
Stock Indices               5.93%
                           ------
TOTAL                       8.82%

The Trust's NAV per unit advanced 7.30% for the three months ended March 31, 2006. Strong economic conditions worldwide supported gains from trading futures in stock indices, metals, and interest rates. Among soft commodities, trading of sugar futures was profitable. On the other hand, currency, grain and energy trading were not profitable.

Long positions in U.S., European, Asian, and South African stock index futures were profitable. Broad-based growth, encompassing the emerging markets--led by China and India--the U.S., Europe, and even Japan encouraged investors worldwide.

This buoyant economic environment was supportive of industrial and precious metals prices also. Precious metals were underpinned as well by persistent and widespread money supply growth, political uncertainties (for example, the Iranian situation), reports that a silver exchange-traded fund was about to begin trading, and rising demand from countries such as India and China where wealth is often held via gold hoarding. As a result long positions in gold, silver, platinum, copper, aluminum, lead and zinc registered profits.

Favorable economic reports from the U.S., Europe, and Asia, concerns about the potential for an up tick in inflation and expectations that additional official interest rate increases were still in the offing contributed to a global rise in interest rates across the yield curve. Hence, profits were recorded on short positions in U.S., German and Japanese notes and bonds. Short positions in dollar, euro and sterling short-term interest rate futures were also profitable.

 A long sugar position benefited from a strong sugar price gain early in the quarter that resulted from weather related crop shortages in Brazil and Asia.

Currency trading was unprofitable as exchange rates displayed non-directional volatility during the quarter. In general, long dollar positions lost money and carry trades--borrowing and selling low interest rate currencies to buy and invest in high interest rate currencies--which had been quite profitable, were unwound suddenly and substantially, also producing losses.

Energy trading was fractionally unprofitable. Energy prices were volatile, with crude prices edging up somewhat on balance, while product prices and natural gas declined. A loss on unleaded gasoline trading was larger than small gains from a short natural gas position and long crude oil positions.

Trading of grains was unprofitable, and trading of livestock was marginally profitable.

THREE MONTHS ENDED MARCH 31, 2005

                                   TOTAL TRUST
AS OF:                               CAPITAL
----------------------------------------------
March 31, 2005                    $383,967,232
December 31, 2004                  397,086,152

----------------------------------------------
         Period ended March 31, 2005
----------------------------------------------
                                  THREE MONTHS
                                  ------------
Change in Trust Capital           $(13,118,920)
Percent Change                           -3.30%

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

Sector               % Gain (Loss)
------               -------------
Currencies                 (5.60)%
Energies                    1.32%
Grains                     (1.37)%
Interest rates              0.81%
Meats                      (0.13)%
Metals                      0.03%
Softs                      (0.27)%
Stock indices              (0.89)%
                           ------
Total                      (6.10)%

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

Energy prices were quite volatile but maintained an upward momentum during the quarter. Consequently, long crude, heating oil, kerosene, and London gas oil positions were profitable. Natural gas trading, on the other hand, produced a small loss.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the occurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated or the Partnership's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Partnership's losses in any market sector will be limited to Value at Risk or by the Partnership's attempts to manage its market risk.

Materiality, as used in this section "Quantitative and Qualitative Disclosures About Market Risk," is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership's market sensitive instruments.

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

Exchange maintenance margin requirements for equivalent or similar futures positions have been used by the Trust as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed 95-99% of the maximum one-day losses in the fair value of any given contract incurred during the time period over which historical price fluctuations are researched for purposes of establishing margin levels. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

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

The Trust's Trading Value at Risk in Different Market Sectors
-------------------------------------------------------------

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Trust's open positions by market category for each quarter-end during the period ended March 31, 2006. During the three months ended March 31, 2006, the Trust's average total capitalizationwas approximately $430,363,000.

                     Average                       Highest    Lowest
                      Value      % of Average       Value      Value
Market Sector        at Risk    Capitalization     at Risk    at Risk
---------------------------------------------------------------------
Currencies            $ 17.6         4.1%          $ 17.6     $ 17.6
Energies                 2.4         0.6%             2.4        2.4
Grains                   1.0         0.2%             1.0        1.0
Interest rates          12.9         3.0%            12.9       12.9
Livestock                0.8         0.2%             0.8        0.8
Metals                   2.6         0.6%             2.6        2.6
Softs                    2.1         0.5%             2.1        2.1
Stock indices           26.2         6.1%            26.2       26.2

Total                 $ 65.6        15.3%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the three months ended March 31, 2006. Average capitalization is the average of the Trust's capitalization at the end of each of the three months ended March 31, 2006. Dollar amounts represent millions of dollars.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings - None

ITEM 1A. Risk Factors.
There are no material changes from risk factors as previously disclosed in Form 10-K, filed March 31, 2006.

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

The following table summarizes the redemptions by Unitholders during the three months ended March 31, 2006:

DATE OF
REDEMPTION            UNITS REDEEMED       NAV PER UNIT
-------------------------------------------------------
January 31, 2006         4,474.259          $ 1,037.64
February 28, 2006        7,665.502            1,026.67
March 31, 2006           5,952.175            1,049.44
                        ----------
TOTAL                   18,091.936
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

3.03 Form of Third Amended Amended and Restated Declaration and Agreement of Trust of Registrant

The following exhibits are incorporated by reference from the exhibits of the same number and description filed with the Trust's 2005 Annual Report filed on March 31, 2006 on Form 10-K under the Securities and Exchange Act of 1934.

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

      By:   Millburn Ridgefield Corporation,
            Managing Owner

      Date: May 15, 2006

                              /s/ Tod A. Tanis
                                  Tod A. Tanis
                                  Vice-President
                                  (principal accounting officer)