Form 10-Q
period 2006-06-30
GLOBAL MACRO TRUST
filed 2006-08-14
CIK 1145765

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended: June 30, 2006
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Global Macro Trust
Financial statements
For the three and six months ended June 30, 2006 and 2005 (unaudited)


Statements of Financial Condition (a)                                          1
Condensed Schedules of Investments (a)                                         2
Statements of Operations (b)                                                   6
Statements of Changes in Trust Capital (c)                                     8
Statements of Financial Highlights (b)                                        10
Notes to the Financial Statements (unaudited)                                 12


(a) At June 30, 2006 (unaudited) and December 31, 2005
(b) For the three and six months ended June 30, 2006 and 2005 (unaudited)
(c) For the six months ended June 30, 2006 and 2005 (unaudited)

PART 1. FINANANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               GLOBAL MACRO TRUST
                        Statements of Financial Condition

                                                                          UNAUDITED
                                                                           JUNE 30       DECEMBER 31
                                                                             2006           2005
                                                                        -----------------------------
ASSETS
EQUITY IN TRADING ACCOUNTS:
  Investments in U.S. Treasury notes -- at market value
    (amortized cost $150,385,648 and $148,720,494)                      $ 149,922,391   $ 148,402,881
  Net unrealized appreciation (depreciation) on open futures and
    forward currency contracts                                             13,848,606      (3,170,318)
  Due from brokers                                                         19,835,830      10,081,674
  Cash denominated in foreign currencies (cost $0
    and $6,094,580)                                                                --       6,003,852
                                                                        -----------------------------
      Total equity in trading accounts                                    183,606,827     161,318,089

INVESTMENTS IN U.S. TREASURY NOTES -- at market value
  (amortized cost $268,440,977 and $236,464,681)                          267,778,488     236,056,278
CASH AND CASH EQUIVALENTS                                                  29,402,116      24,917,162
ACCRUED INTEREST RECEIVABLE                                                 2,308,811       1,610,838
OTHER ASSETS                                                                    7,433              --
                                                                        -----------------------------
TOTAL                                                                   $ 483,103,675   $ 423,902,367
                                                                        =============================
LIABILITIES AND TRUST CAPITAL
LIABILITIES:
  Subscriptions by Unitholders received in advance                      $  21,416,728   $   4,677,687
  Due to Managing Owner                                                           158          91,888
  Accrued brokerage fees                                                    2,426,057       2,255,199
  Redemptions payable to Unitholders                                        4,094,910       7,942,834
  Accrued expenses                                                                 --          94,848
  Due to brokers                                                            5,818,530       2,936,389
                                                                        -----------------------------
      Total liabilities                                                    33,756,383      17,998,845
                                                                        -----------------------------
TRUST CAPITAL:
  Managing Owner interest (5,025.081 and 4,750.953 units outstanding)       5,015,534       4,646,863
  Unitholders (445,180.181 and 410,247.372 units outstanding)             444,331,758     401,256,659
                                                                        -----------------------------
      Total trust capital                                                 449,347,292     405,903,522
                                                                        -----------------------------
TOTAL                                                                   $ 483,103,675   $ 423,902,367
                                                                        =============================
NET ASSET VALUE PER UNIT OUTSTANDING                                    $      998.09   $      978.08
                                                                        =============================

See notes to financial statements

                               GLOBAL MACRO TRUST
                  Condensed Schedule of Investments (UNAUDITED)
                                  June 30, 2006

                                                                 NET UNREALIZED
                                                  % OF TRUST      APPRECIATION/
FUTURES AND FORWARD CURRENCY CONTRACTS              CAPITAL      (DEPRECIATION)
-------------------------------------------------------------------------------
FUTURES CONTRACTS
  Long futures contracts:
    Energies                                         0.35%        $  1,586,286
    Grains                                           0.23            1,013,150
    Metals                                          (0.05)            (244,346)
    Softs                                            0.01               58,733
    Stock indices                                    0.60            2,697,259
                                                  ----------------------------
      Total long futures contracts                   1.14            5,111,082
                                                  ----------------------------
  Short futures contracts:
    Energies                                         0.03              131,020
    Grains                                          (0.15)            (662,671)
    Interest rates                                   3.29           14,787,483
    Livestock                                       (0.07)            (310,270)
    Metals                                          (0.15)            (686,016)
    Softs                                            0.05              243,790
    Stock indices                                   (0.20)            (888,502)
                                                  ----------------------------
      Total short futures contracts                  2.80           12,614,834
                                                  ----------------------------
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net           3.94           17,725,916
                                                  ----------------------------
FORWARD CURRENCY CONTRACTS
      Total long forward currency contracts         (0.78)          (3,518,367)
      Total short forward currency contracts        (0.08)            (358,943)
                                                  ----------------------------
TOTAL INVESTMENTS IN FORWARD CURRENCY
  CONTRACTS-Net                                     (0.86)          (3,877,310)
                                                  ----------------------------
TOTAL                                                3.08%        $ 13,848,606
                                                  ============================
                                                                   (Continued)

                               GLOBAL MACRO TRUST
                  Condensed Schedule of Investments (UNAUDITED)
                                  June 30, 2006

U.S. Treasury Notes

                                                       % OF TRUST
FACE AMOUNT   DESCRIPTION                                CAPITAL        VALUE
--------------------------------------------------------------------------------
$82,020,000   U.S. Treasury notes, 2.375%, 08/15/06       18.20%    $ 81,763,688
145,290,000   U.S. Treasury notes, 2.875%, 11/30/06       32.01      143,837,100
 99,050,000   U.S. Treasury notes, 2.250%, 02/15/07       21.62       97,192,813
 96,690,000   U.S. Treasury notes, 3.125%, 05/15/07       21.13       94,907,278
                                                       -------------------------
              TOTAL INVESTMENTS IN U.S. TREASURY NOTES
                (AMORTIZED COST $418,826,625)             92.96%    $417,700,879
                                                       =========================
                                                                     (Concluded)

See notes to financial statements

                               GLOBAL MACRO TRUST
                        Condensed Schedule of Investments
                                December 31, 2005

                                                                  NET UNREALIZED
                                                 % OF TRUST        APPRECIATION/
FUTURES AND FORWARD CURRENCY CONTRACTS             CAPITAL        (DEPRECIATION)
--------------------------------------------------------------------------------
FUTURES CONTRACTS
  Long futures contracts:
    Energies                                         0.03%        $    127,330
    Grains                                           0.12              497,495
    Interest rates                                   0.22              905,077
    Livestock                                       (0.02)             (65,930)
    Metals                                           1.07            4,347,075
    Softs                                            0.90            3,636,114
    Stock indices                                    0.60            2,411,285
                                                 -----------------------------
      Total long futures contracts                   2.92           11,858,446
                                                 -----------------------------
  Short futures contracts:
    Grains                                          (0.31)          (1,246,376)
    Interest rates                                   0.38            1,562,749
    Metals                                           0.01               36,260
    Softs                                           (0.17)            (725,650)
                                                 -----------------------------
      Total short futures contracts                 (0.09)            (373,017)
                                                 -----------------------------
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net           2.83           11,485,429
                                                 -----------------------------
FORWARD CURRENCY CONTRACTS
      Total long forward currency contracts         (2.64)         (10,714,282)
      Total short forward currency contracts        (0.97)          (3,941,465)
                                                 -----------------------------
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net                                       (3.61)         (14,655,747)
                                                 -----------------------------
TOTAL                                               (0.78)%       $ (3,170,318)
                                                 =============================
                                                                   (Continued)

                               GLOBAL MACRO TRUST
                        Condensed Schedule of Investments
                                December 31, 2005

U.S. TREASURY NOTES

                                                       % OF TRUST
FACE AMOUNT   DESCRIPTION                                CAPITAL        VALUE
--------------------------------------------------------------------------------
$76,370,000   U.S. Treasury notes, 1.625%, 02/28/06       18.74%    $ 76,083,613
113,600,000   U.S. Treasury notes, 2.500%, 05/31/06       27.78      112,748,000
 68,020,000   U.S. Treasury notes, 2.375%, 08/15/06       16.55       67,169,750
130,290,000   U.S. Treasury notes, 2.875%, 11/30/06       31.65      128,457,796
                                                       -------------------------
              TOTAL INVESTMENTS IN U.S. TREASURY NOTES
                (AMORTIZED COST $385,185,175)             94.72%    $384,459,159
                                                       =========================
                                                                     (Concluded)

See notes to financial statements

                               GLOBAL MACRO TRUST
                      Statements of Operations (UNAUDITED)

                                                              FOR THE THREE MONTHS ENDED
                                                              JUNE 30            JUNE 30
                                                                2006               2005
                                                            -------------------------------
INVESTMENT INCOME:
  Interest income                                           $  5,091,348       $  2,575,322
                                                            -------------------------------
EXPENSES:
  Brokerage fees                                               7,683,483          6,465,089
  Administrative expenses                                        390,493            365,296
  Custody fees                                                    16,712             15,394
                                                            -------------------------------
    Total expenses                                             8,090,688          6,845,779
                                                            -------------------------------
NET INVESTMENT LOSS                                           (2,999,340)        (4,270,457)
                                                            -------------------------------
NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
  Futures and forward currency contracts                     (15,405,955)       (19,367,027)
  Foreign exchange translation                                  (492,248)           (53,737)
Net change in unrealized appreciation (depreciation):
  Futures and forward currency contracts                      (6,007,210)        28,936,532
  Foreign exchange translation                                   (39,847)            59,951
Net gains (losses) from U.S. Treasury notes:
  Net change in unrealized depreciation                         (184,278)           267,659
                                                            -------------------------------
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)             (22,129,538)         9,843,378
                                                            -------------------------------

NET INCOME (LOSS)                                            (25,128,878)         5,572,921
LESS PROFIT SHARE TO MANAGING OWNER                           (2,253,673)                --
                                                            -------------------------------
NET INCOME (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER      $(22,875,205)      $  5,572,921
                                                            ===============================
NET INCOME (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER
  PER UNIT OUTSTANDING                                      $     (51.35)      $      12.24
                                                            ===============================

See notes to financial statements

                               GLOBAL MACRO TRUST
                      Statements of Operations (UNAUDITED)

                                                                FOR THE SIX MONTHS ENDED
                                                               JUNE 30            JUNE 30
                                                                 2006               2005
                                                             -------------------------------
INVESTMENT INCOME:
  Interest income                                            $  9,390,257       $  4,831,713
                                                             -------------------------------
EXPENSES:
  Brokerage fees                                               15,085,055         13,122,131
  Administrative expenses                                         771,684            737,684
  Custody fees                                                     32,656             32,042
                                                             -------------------------------
    Total expenses                                             15,889,395         13,891,857
                                                             -------------------------------
NET INVESTMENT LOSS                                            (6,499,138)        (9,060,144)
                                                             -------------------------------
NET REALIZED AND UNREALIZED GAINS (LOSSES):
  Net realized gains (losses) on closed positions:
  Futures and forward currency contracts                       (2,191,002)       (21,326,211)
Foreign exchange translation                                     (508,763)           (77,564)
  Net change in unrealized appreciation (depreciation):
  Futures and forward currency contracts                       17,018,924          5,774,585
Foreign exchange translation                                       80,286           (188,549)
Net losses from U.S. Treasury notes:
  Net change in unrealized depreciation                          (399,730)          (165,950)
                                                             -------------------------------
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)               13,999,715        (15,983,689)
                                                             -------------------------------
NET INCOME (LOSS)                                               7,500,577        (25,043,833)
LESS PROFIT SHARE TO MANAGING OWNER                               114,672                 --
                                                             -------------------------------
NET INCOME (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER       $  7,385,905       $(25,043,833)
                                                             ===============================
NET INCOME (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER
  PER UNIT OUTSTANDING                                       $      20.01       $     (58.91)
                                                             ===============================

See notes to financial statements

                               GLOBAL MACRO TRUST
               Statements of Changes in Trust Capital (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2006:

                                                                NEW PROFIT
                                       UNITHOLDERS             MEMO ACCOUNT          MANAGING OWNER               TOTAL
                               --------------------------   ------------------   ---------------------  --------------------------
                                  AMOUNT         UNITS       AMOUNT     UNITS      AMOUNT      UNITS       AMOUNT         UNITS
                               ---------------------------------------------------------------------------------------------------
Trust capital at
  January 1, 2006              $401,256,659   410,247.372   $     --        --   $4,646,863  4,750.953  $405,903,522   414,998.325
Subscriptions                    65,938,772    63,482.613         --        --           --         --    65,938,772    63,482.613
Redemptions                     (29,995,579)  (28,936.867)        --                     --         --   (29,995,579)  (28,936.867)
Addt'l units allocated *                 --       387.063         --     0.905           --    165.529            --       553.497
Net income (loss)                 7,131,906            --     (6,280)       --      260,279         --     7,385,905            --
Managing Owner's allocation:
  New Profit-Accrued                     --            --    114,672   107.694           --         --       114,672       107.694
Transfer of New Profit Memo
  Account to Managing Owner              --            --         --        --           --         --            --            --
Trust capital at
                               ---------------------------------------------------------------------------------------------------
  June 30, 2006                $444,331,758   445,180.181   $108,392   108.599   $4,907,142  4,916.482  $449,347,292   450,205.262
                               ===================================================================================================
NET ASSET VALUE PER UNIT
  OUTSTANDING AT
  AT JUNE 30, 2006:                                         $ 998.09
                                                            --------

* Additional units are issued to Unitholders who are charged less than a 7% brokerage fee

See notes to financial statements

                               GLOBAL MACRO TRUST
               Statements of Changes in Trust Capital (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2005:

                                                                NEW PROFIT
                                       UNITHOLDERS             MEMO ACCOUNT          MANAGING OWNER               TOTAL
                               --------------------------   ------------------   ---------------------  --------------------------
                                  AMOUNT         UNITS       AMOUNT     UNITS      AMOUNT      UNITS       AMOUNT         UNITS
                               ---------------------------------------------------------------------------------------------------
Trust capital at
  January 1, 2005              $393,058,775   411,644.991   $  6,099     6.387   $4,021,278  4,211.395  $397,086,152   415,862.773
Subscriptions                    47,060,966    52,006.564         --        --      216,000    232.975    47,276,966    52,239.539
Redemptions                     (37,308,483)  (42,325.717)        --        --           --         --   (37,308,483)  (42,325.717)
Addt'l units allocated *                 --       452.515         --     0.217           --    149.142            --       601.874
Net loss                        (24,921,924)                    (182)       --     (121,727)             (25,043,833)           --
Managing Owner's allocation:
  New Profit-Accrued                     --            --         --        --           --         --            --            --
Trust capital at
                               ---------------------------------------------------------------------------------------------------
  June 30, 2005                $377,889,334   421,778.353   $  5,917     6.604   $4,115,551  4,593.512  $382,010,802   426,378.469
                               ===================================================================================================
NET ASSET VALUE PER UNIT
  OUTSTANDING AT
  AT JUNE 30, 2005:                                         $ 895.94
                                                            --------

* Additional units are issued to Unitholders who are charged less than a 7% brokerage fee

See notes to financial statements

                               GLOBAL MACRO TRUST
                 Statements of Financial Highlights (UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30                               2006           2005
---------------------------------------------------------------------------------------
Net income (loss) from operations:
  Net investment loss                                         $    (7.05)    $    (9.81)
  Net realized and unrealized gains (losses) on
    trading of futures and forward currency contracts             (49.09)         21.44
  Net gains (losses) from U.S. Treasury
    obligations                                                    (0.42)          0.61
  Profit share allocated to Managing Owner                          5.21             --
                                                              -------------------------
  Net income (loss) per unit                                  $   (51.35)    $    12.24

Net asset value per unit,
  beginning of period                                           1,049.44         883.70
                                                              -------------------------
Net asset value per unit,
  end of period                                               $   998.09     $   895.94
                                                              =========================

TOTAL RETURN AND RATIOS FOR THE THREE MONTHS ENDED JUNE 30:

                                                                 2006           2005
                                                              -------------------------
RATIOS TO AVERAGE CAPITAL:
  Net investment loss (a)                                          (2.72)%        (4.54)%
                                                              =========================
  Total expenses (a)                                                7.22%          7.23%
  Profit share allocation (b)                                      (0.50)            --
                                                              -------------------------
  TOTAL EXPENSES AND PROFIT SHARE ALLOCATION                        6.72%          7.23%
                                                              =========================
Total return before profit share allocation (b)                    (5.39)%         1.39%
Profit share allocation (b)                                         0.50             --
                                                              -------------------------
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION                         (4.89)%         1.39%
                                                              =========================

(a) annualized
(b) not annualized

See notes to financial statements

                               GLOBAL MACRO TRUST
                 Statements of Financial Highlights (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30:                              2006           2005
-------------------------------------------------------------------------------------
Net income (loss) from operations:
  Net investment loss                                       $   (15.54)    $   (20.97)
  Net realized and unrealized gains (losses) on
    trading of futures and forward currency contracts            36.75         (37.56)
  Net losses from U.S. Treasury
    obligations                                                  (0.93)         (0.38)
  Profit share allocated to Managing Owner                       (0.27)            --
                                                            -------------------------
  Net income (loss) per unit                                $    20.01     $   (58.91)

Net asset value per unit,
  beginning of period                                           978.08         954.85
                                                            -------------------------
Net asset value per unit,
  end of period                                             $   998.09     $   895.94
                                                            =========================

TOTAL RETURN AND RATIOS FOR THE SIX MONTHS ENDED JUNE 30:

                                                               2006           2005
                                                            -------------------------
RATIOS TO AVERAGE CAPITAL:
  Net investment loss (a)                                        (3.00)%        (4.74)%
                                                            =========================
  Total expenses (a)                                              7.22%          7.23%
  Profit share allocation (b)                                     0.03             --
                                                            -------------------------
  TOTAL EXPENSES AND PROFIT SHARE ALLOCATION                      7.25%          7.23%
                                                            =========================
Total return before profit share allocation (b)                   2.07%         (6.17)%
Profit share allocation (b)                                      (0.02)            --
                                                            -------------------------
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION                        2.05%         (6.17)%
                                                            =========================

(a) annualized
(b) not annualized

See notes to financial statements

NOTES TO FINANCIAL STATEMENTS (unaudited)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Global Macro Trust's (the "Trust") financial condition at June 30, 2006 (unaudited) and December 31, 2005 and the unaudited results of its operations for the three and six months ended June 30, 2006 and 2005. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005. The December 31, 2005 information has been derived from the audited financial statements as of December 31, 2005.

Unitholders who redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' Net Asset Value as of the date of redemption. All redemption charges will be paid to the Managing Owner. At June 30, 2006, $158 of redemption charges was owed to the Managing Owner (and is included in "Due to Managing Owner" in the statements of financial condition).

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

PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and six months ended June 30, 2006 and 2005. Profit share earned (from Unitholders' redemptions) is credited to the New Profit memo account as defined in the Trust's Trust Agreement.

Three months ended:        Jun 30, 2006   Jun 30, 2005
                           ---------------------------
Profit share earned        $    88,344    $         --
Profit share reversal(1)    (2,342,017)
Profit share accrued(2)             --              --
                           ---------------------------
Total profit share         $(2,253,673)   $         --

Six months ended:          Jun 30, 2006   Jun 30, 2005
                           ---------------------------
Profit share earned        $   114,672    $         --
Profit share accrued(2)             --              --
                           ---------------------------
Total profit share         $   114,672    $         --

(1) At April 1
(2) At June 30

RESULTS OF OPERATIONS

During its operations for the three and six months ending June 30, 2006, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

Due to the nature of the Trust's trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                                      TOTAL TRUST
MONTH ENDING:                           CAPITAL
--------------------------------------------------
June 30, 2006                        $ 449,347,292
March 31, 2006                         437,926,667
December 31, 2005                      405,903,522

              Periods ended June 30, 2006
              ---------------------------
                          THREE MONTHS      SIX MONTHS
                          ----------------------------
Change in Trust Capital   $ 11,420,625     $43,443,770
Percent Change                    2.61%          10.70%

THREE MONTHS ENDED JUNE 30, 2006

The increase in the Trust's net assets of $11,420,625 for the three months ended June 30, 2006 was attributable to subscriptions of $47,785,998 which was partially offset by redemptions of $11,236,495 and net loss (before profit share) of $25,128,878.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three months ended June 30, 2006 increased $1,218,394 relative to the corresponding period in 2005.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the three months ended June 30, 2006 increased $2,516,026 relative to the corresponding period in 2005. This increase was due predominantly to an increase in short-term Treasury yields.

The Trust experienced net realized and unrealized losses of $22,129,538 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $7,683,483, administrative expenses of $390,493 and custody fees of $16,712 were incurred. Interest income of $5,091,348 and an incentive fee reversal of $2,253,673 partially offset the Trust's expenses resulting in net loss of $22,875,205. An analysis of the trading gain (loss) by sector is as follows:

                        GAIN/
SECTOR                 (LOSS)
-----------------------------
Currencies             -3.09%
Energies                0.15%
Grains                 -0.80%
Interest Rates          3.55%
Livestock              -0.50%
Metals                  2.48%
Softs                  -0.15%
Stock Indices          -6.12%
                       ------
TOTAL                  -4.48%

SIX MONTHS ENDED JUNE 30, 2006

The increase in the Trust's net assets of $43,443,770 for the six months ended June 30, 2006 was attributable to subscriptions of $65,938,772 and net income before profit share) of $7,500,577, which was partially offset by redemptions of $29,995,579.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the six months ended June 30, 2006 increased $1,962,924 relative to the corresponding period in 2005.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the six months ended June
30, 2006 increased $4,558,544 relative to the corresponding period in 2005. This increase was mainly attributable to an increase in short-term Treasury yields.

The Trust experienced net realized and unrealized gains of $13,999,715 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $15,085,055, administrative expenses of $771,684, custody fees of $32,656 and an accrued profit share to the Managing Owner of $114,672 were incurred. Interest income of $9,390,257 partially offset the Trust's expenses resulting in net income after profit share to managing owner of $7,385,905. An analysis of the trading gain (loss) by sector is as follows:

                       % GAIN
        SECTOR         (LOSS)
-----------------------------
Currencies             -6.88%
Energies               -0.12%
Grains                 -1.24%
Interest Rates          6.33%
Livestock              -0.47%
Metals                  6.47%
Softs                   0.40%
Stock Indices          -0.55%
                       ------
TOTAL                   3.94%

Management Discussion - 2006

THREE MONTHS ENDED JUNE 30, 2006

The Trust's net asset value per unit declined 4.89% for the three months ended June 30, 2006. Trading of equity futures and dollar foreign exchange positions were particularly unprofitable, and to a lesser extent so was trading of agricultural commodities. Gains from trading interest rate and metal futures partially offset losses in these sectors.

Long positions in equity futures worldwide were profitable during April. However, an abrupt change in market dynamics occurred in early May. Worries about the impacts of Central Bank tightening around the globe and of high commodity prices on global growth triggered a broad based equities sell off. As a result 17 of the 19 equity futures traded in the portfolio generated losses during the second quarter and the remaining two equity futures were essentially flat. Equity futures for the U.S., Europe, and the Far East produced negative results. The swift attitude reversal was aggravated by a generalized effort on the part of investors and speculators to take profits and reduce risk positions as Central Banks worldwide increasingly restricted liquidity. Hence, by the end of the quarter, most long equity positions had been closed, reduced significantly or reversed to short positions.

Currency trading was unprofitable in the second quarter. Tightening of monetary policies around the globe, uncertainty about growth prospects, especially for the U.S., and China, the ebb and flow of worries about global inflation; and escalating tensions in the Middle East and Korea kept market participants from setting persistent trends for the major currencies. Non-dollar cross rates also failed to display sustained trends. At the start of April, the Trust was generally long the dollar versus Europe and Japan, and short the dollar against a variety of high yielding developing country currencies. By the end of the quarter, most of those positions had produced losses and had been reduced, closed, or reversed.

The rising interest rate environment did produce gains from interest rate futures trading. Short positions in long term and short term interest rate futures for the U.S., Canada, Europe, the United Kingdom and Australia were profitable.

For most of the quarter, industrial metals prices were underpinned by solid, though perhaps slowing, worldwide growth. Moreover, tight supply situations were highlighted by declining London Metal Exchange inventories and various production disruptions. Precious metals prices gained as Middle Eastern and Korean tensions encouraged safe haven buying. A weaker dollar and persistent inflation worries also underpinned speculative buying of both precious and industrial metals.

In the energy complex, prices of crude and products were volatile at high levels and rose somewhat on balance, producing small gains on long positions. Trading of natural gas, on the other hand, was somewhat unprofitable.

Prices of agricultural commodities were volatile, and fractional losses were registered in trading of grains, livestock and softs.

THREE MONTHS ENDED MARCH 31, 2006

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

                                  Total Trust
Month Ending:                       Capital
---------------------------------------------
June 30, 2005                    $382,010,802
March 31, 2005                    383,967,232
December 31, 2004                 397,086,152

                  Periods ended June 30, 2005
                  ---------------------------
                                 Three Months      Six Months
                                 -----------------------------
Change in Trust Capital          $ (1,956,430)    $(15,075,350)
Percent Change                          -0.51%           -3.80%

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

SECTOR                 % GAIN (LOSS)
------------------------------------
Currencies                    -0.08%
Energies                      -0.98%
Grains                        -0.84%
Interest rates                 7.14%
Livestock                     -0.11%
Metals                        -1.48%
Softs                         -0.75%
Stock indices                 -0.40%
                       -------------
TOTAL                          2.50%

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

SECTOR                 % GAIN (LOSS)
------------------------------------
Currencies                    -5.89%
Energies                       0.33%
Grains                        -2.20%
Interest rates                 8.01%
Livestock                     -0.24%
Metals                        -1.45%
Softs                         -1.02%
Stock indices                 -1.29%
                       -------------
TOTAL                         -3.75%

MANAGEMENT DISCUSSION - 2005

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

The Trust's Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Trust's open positions by market category for each quarter-end during the period ended June 30, 2006. During the six months ended June 30, 2006, the Trust's average total capitalization was approximately $439,790,000.

                        Average                         Highest      Lowest
                         Value       % of Average        Value        Value
Market Sector           at Risk     Capitalization      at Risk      at Risk
----------------------------------------------------------------------------
Currencies               $ 17.8           4.0%          $ 17.9       $ 17.6
Energies                    3.5           0.8%             4.6          2.4
Grains                      1.5           0.3%             1.9          1.0
Interest rates             16.3           3.7%            19.6         12.9
Livestock                   0.5           0.1%             0.8          0.2
Metals                      2.6           0.6%             2.6          2.6
Softs                       2.4           0.5%             2.6          2.1
Stock indices              15.9           3.6%            26.2          5.6

Total                    $ 60.5          13.6%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the six months ended June 30, 2006. Average capitalization is the average of the Trust's capitalization at the end of each of the six months ended June 30, 2006. Dollar amounts represent millions of dollars.

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

The following table summarizes the redemptions by Unitholders during the three months ended June 30, 2006:

DATE OF
REDEMPTION                    UNITS REDEEMED    NAV PER UNIT
------------------------------------------------------------
April 30, 2006                   3,739.595       $ 1,089.67
May 31, 2006                     3,002.432         1,021.34
June 30, 2006                    4,102.904           998.09
                                ----------
TOTAL                           10,844.931
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

3.03 Form of Third Amended Amended and Restated Declaration and Agreement of Trust of Registrant

The following exhibits are incorporated by reference from the exhibits of the same number and description filed with the Trust's 2005 Annual Report filed on June 30, 2006 on Form 10-K under the Securities and Exchange Act of 1934.

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

By:   Millburn Ridgefield Corporation,
      Managing Owner

Date: August 14, 2006
                             /s/ Tod A. Tanis
                                 Tod A. Tanis
                                 Vice-President
                                 (principal accounting officer)