Form 10-Q
period 2006-09-30
GLOBAL MACRO TRUST
filed 2006-11-14
CIK 1145765

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Quarterly Period Ended: September 30, 2006
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Global Macro Trust
Financial statements
For the three and nine months ended September 30, 2006 and 2005 (unaudited)


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


(a) At September 30, 2006 (unaudited) and December 31, 2005
(b) For the three and nine months ended September 30, 2006 and 2005 (unaudited)
(c) For the nine months ended September 30, 2006 and 2005 (unaudited)

PART 1. FINANANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               GLOBAL MACRO TRUST
                        STATEMENTS OF FINANCIAL CONDITION

                                                                          UNAUDITED
                                                                         SEPTEMBER 30    DECEMBER 31
                                                                             2006           2005
                                                                        -----------------------------
ASSETS
EQUITY IN TRADING ACCOUNTS:
  Investments in U.S. Treasury notes-at market value
    (amortized cost $125,366,944 and $148,720,494)                      $ 125,274,653   $ 148,402,881
  Net unrealized appreciation (depreciation) on open futures and
    forward currency contracts                                             10,115,378      (3,170,318)
  Due from brokers                                                                 --      10,081,674
  Cash denominated in foreign currencies (cost $12,185,393
    and $6,094,580)                                                        12,107,911       6,003,852
                                                                        -----------------------------
      Total equity in trading accounts                                    147,497,942     161,318,089

INVESTMENTS IN U.S. TREASURY NOTES-at market value
    (amortized cost $313,395,100 and $236,464,681)                        313,378,294     236,056,278
CASH AND CASH EQUIVALENTS                                                  10,551,618      24,917,162
ACCRUED INTEREST RECEIVABLE                                                 3,257,036       1,610,838
                                                                        -----------------------------
TOTAL                                                                   $ 474,684,890   $ 423,902,367
                                                                        =============================
LIABILITIES AND TRUST CAPITAL
LIABILITIES:
  Subscriptions by Unitholders received in advance                      $   6,970,129   $   4,677,687
  Due to Managing Owner                                                       112,184          91,888
  Accrued brokerage fees                                                    2,442,490       2,255,199
  Redemptions payable to Unitholders                                        6,490,905       7,942,834
  Accrued expenses                                                             12,568          94,848
  Due to brokers                                                            7,141,823       2,936,389
                                                                        -----------------------------
    Total liabilities                                                      23,170,099      17,998,845
                                                                        -----------------------------
TRUST CAPITAL:
  Managing Owner interest (5,111.080 and 4,750.953 units outstanding)       4,811,221       4,646,863
  Unitholders (474,547.215 and 410,247.372 units outstanding)             446,703,570     401,256,659
                                                                        -----------------------------
    Total trust capital                                                   451,514,791     405,903,522
                                                                        -----------------------------
TOTAL                                                                   $ 474,684,890   $ 423,902,367
                                                                        =============================
NET ASSET VALUE PER UNIT OUTSTANDING                                    $      941.33   $      978.08
                                                                        =============================

See notes to financial statements

                               GLOBAL MACRO TRUST
                  Condensed Schedule of Investments (UNAUDITED)
                               September 30, 2006

                                                                 NET UNREALIZED
                                                   % OF TRUST     APPRECIATION/
FUTURES AND FORWARD CURRENCY CONTRACTS              CAPITAL      (DEPRECIATION)
--------------------------------------------------------------------------------

FUTURES CONTRACTS
  Long futures contracts:
    Grains                                            0.05%      $     234,563
    Interest rates                                   (0.08)           (381,869)
    Metals                                            0.01              43,406
    Stock indices                                     1.40           6,308,340
                                                   ---------------------------
      Total long futures contracts                    1.38           6,204,440
                                                   ---------------------------
  Short futures contracts:
    Energies                                          0.51           2,292,699
    Grains                                            0.55           2,465,218
    Interest rates                                    0.11             518,590
    Metals                                           (0.04)           (184,700)
    Softs                                             0.50           2,269,006
    Stock indices                                    (0.06)           (248,400)
                                                   ---------------------------
      Total short futures contracts                   1.57           7,112,413
                                                   ---------------------------
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net            2.95          13,316,853
                                                   ---------------------------
FORWARD CURRENCY CONTRACTS
      Total long forward currency contracts          (0.88)         (3,963,821)
      Total short forward currency contracts          0.17             762,346
                                                   ---------------------------
TOTAL INVESTMENTS IN FORWARD CURRENCY
  CONTRACTS-Net                                      (0.71)         (3,201,475)
                                                   ---------------------------
TOTAL                                                 2.24%      $  10,115,378
                                                   ===========================

                                                                  (Continued)

                               GLOBAL MACRO TRUST
                  Condensed Schedule of Investments (UNAUDITED)
                               September 30, 2006

U.S. Treasury Notes

                                                          % OF TRUST
FACE AMOUNT    DESCRIPTION                                  CAPITAL         VALUE
------------------------------------------------------------------------------------
$150,290,000   U.S. Treasury notes, 2.875%, 11/30/06         33.17%     $149,773,378
 104,050,000   U.S. Treasury notes, 2.250%, 02/15/07         22.81       102,976,984
 101,690,000   U.S. Treasury notes, 3.125%, 05/15/07         22.26       100,514,209
  87,020,000   U.S. Treasury notes, 2.750%, 08/15/07         18.91        85,388,376
                                                          --------------------------
               TOTAL INVESTMENTS IN U.S. TREASURY NOTES
                 (AMORTIZED COST $438,762,044)               97.15%     $438,652,947
                                                          ==========================
                                                                         (Concluded)

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
                                                  =============================
                                                                    (Continued)

                               GLOBAL MACRO TRUST
                        Condensed Schedule of Investments
                                December 31, 2005

U.S. TREASURY NOTES

                                                          % OF TRUST
FACE AMOUNT    DESCRIPTION                                  CAPITAL         VALUE
------------------------------------------------------------------------------------
$ 76,370,000   U.S. Treasury notes, 1.625%, 02/28/06         18.74%     $ 76,083,613
 113,600,000   U.S. Treasury notes, 2.500%, 05/31/06         27.78       112,748,000
  68,020,000   U.S. Treasury notes, 2.375%, 08/15/06         16.55        67,169,750
 130,290,000   U.S. Treasury notes, 2.875%, 11/30/06         31.65       128,457,796
                                                          --------------------------
               TOTAL INVESTMENTS IN U.S. TREASURY NOTES
                 (AMORTIZED COST $385,185,175)               94.72%     $384,459,159
                                                          ==========================
                                                                         (Concluded)

See notes to financial statements

                               GLOBAL MACRO TRUST
                      Statements of Operations (UNAUDITED)

                                                          FOR THE THREE MONTHS ENDED
                                                         SEPTEMBER 30     SEPTEMBER 30
                                                             2006            2005
                                                         ----------------------------
INVESTMENT INCOME:
  Interest income                                        $  5,605,134    $  2,967,215
                                                         ----------------------------
EXPENSES:
  Brokerage fees                                            7,660,824       6,637,883
  Administrative expenses                                     392,809         371,644
  Custody fees                                                 19,832          13,715
                                                         ----------------------------
    Total expenses                                          8,073,465       7,023,242
                                                         ----------------------------
NET INVESTMENT LOSS                                        (2,468,331)     (4,056,027)
                                                         ----------------------------
NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
  Futures and forward currency contracts                  (21,553,963)     22,880,584
  Foreign exchange translation                                143,914        (235,333)
Net change in unrealized appreciation (depreciation):
  Futures and forward currency contracts                   (3,733,228)      5,145,924
  Foreign exchange translation                                (67,040)            704
Net gains (losses) from U.S. Treasury notes:
  Net change in unrealized appreciation (depreciation)      1,016,649        (263,876)
                                                         ----------------------------
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)          (24,193,668)     27,528,003
                                                         ----------------------------
NET INCOME (LOSS)                                         (26,661,999)     23,471,976
LESS PROFIT SHARE TO MANAGING OWNER                                --              --
                                                         ----------------------------
NET INCOME (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER   $(26,661,999)   $ 23,471,976
                                                         ============================
NET INCOME (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER
  PER UNIT OUTSTANDING                                   $     (56.76)   $      54.33
                                                         ============================

See notes to financial statements

                                GLOBAL MACRO TRUST
                       Statements of Operations (UNAUDITED)

                                                           FOR THE NINE MONTHS ENDED
                                                         SEPTEMBER 30    SEPTEMBER 30
                                                             2006            2005
                                                         ----------------------------
INVESTMENT INCOME:
  Interest income                                        $ 14,995,391    $  7,798,928
                                                         ----------------------------
EXPENSES:
  Brokerage fees                                           22,745,879      19,760,014
  Administrative expenses                                   1,164,493       1,109,328
  Custody fees                                                 52,488          45,757
                                                         ----------------------------
    Total expenses                                         23,962,860      20,915,099
                                                         ----------------------------
NET INVESTMENT LOSS                                        (8,967,469)    (13,116,171)
                                                         ----------------------------
NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
  Futures and forward currency contracts                  (23,744,965)      1,554,373
  Foreign exchange translation                               (364,849)       (312,897)
Net change in unrealized appreciation (depreciation):
  Futures and forward currency contracts                   13,285,696      10,920,509
  Foreign exchange translation                                 13,246        (187,845)
Net gains (losses) from U.S. Treasury notes:
  Net change in unrealized appreciation (depreciation)        616,919        (429,826)
                                                         ----------------------------
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)          (10,193,953)     11,544,314
                                                         ----------------------------
NET LOSS                                                  (19,161,422)     (1,571,857)
LESS PROFIT SHARE TO MANAGING OWNER                           114,672              --
                                                         ----------------------------
NET LOSS AFTER PROFIT SHARE TO MANAGING OWNER            $(19,276,094)   $ (1,571,857)
                                                         ============================
NET LOSS AFTER PROFIT SHARE TO MANAGING OWNER
  PER UNIT OUTSTANDING                                   $     (36.75)   $      (4.58)
                                                         ============================

See notes to financial statements

                               GLOBAL MACRO TRUST
               Statements of Changes in Trust Capital (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006:

                                                                NEW PROFIT
                                       UNITHOLDERS             MEMO ACCOUNT         MANAGING OWNER                 TOTAL
                               --------------------------   ------------------  ----------------------   --------------------------
                                  AMOUNT         UNITS       AMOUNT     UNITS     AMOUNT       UNITS        AMOUNT         UNITS
                               ----------------------------------------------------------------------------------------------------
Trust capital at
  January 1, 2006              $401,256,659   410,247.372   $     --            $4,646,863   4,750.953   $405,903,522   414,998.325
Subscriptions                   109,610,380   108,267.146         --        --      58,500      58.612    109,668,880   108,325.758
Redemptions                     (44,839,630)  (44,628.873)        --               (56,559)    (58.950)   (44,896,189)  (44,687.823)
Addt'l units allocated *                 --       661.570         --     2.763          --     250.008             --       914.341
Net income (loss)               (19,323,839)           --    (10,696)       --      58,441          --    (19,276,094)           --
Managing Owner's allocation:
  New Profit-Accrued                     --            --    114,672   107.694          --          --        114,672       107.694
Transfer of New Profit Memo
  Account to Managing Owner              --            --         --        --          --          --             --            --
                               ----------------------------------------------------------------------------------------------------
Trust capital at
  September 30, 2006           $446,703,570   474,547.215   $103,976   110.457  $4,707,245   5,000.623   $451,514,791   479,658.295
                               ====================================================================================================

NET ASSET VALUE PER UNIT OUTSTANDING AT
  AT SEPTEMBER 30, 2006:                                    $ 941.33
                                                            --------

* Additional units are issued to Unitholders who are charged less than a 7% brokerage fee

See notes to financial statements

                               GLOBAL MACRO TRUST
               Statements of Changes in Trust Capital (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005:

                                                                NEW PROFIT
                                       UNITHOLDERS             MEMO ACCOUNT         MANAGING OWNER                 TOTAL
                               --------------------------   ------------------  ----------------------   --------------------------
                                  AMOUNT         UNITS       AMOUNT     UNITS     AMOUNT       UNITS        AMOUNT         UNITS
                               ----------------------------------------------------------------------------------------------------
Trust capital at
  January 1, 2005              $393,058,775   411,644.991   $  6,099     6.387  $4,021,278   4,211.395   $397,086,152   415,862.773
Subscriptions                    60,914,830    67,452.097         --        --     216,000     232.975     61,130,830    67,685.072
Redemptions                     (57,658,318)  (64,574.026)        --        --          --          --    (57,658,318)  (64,574.026)
Addt'l units allocated *                 --       667.683         --     0.328          --     226.727             --       894.738
Net income (loss)                (1,773,675)                     282        --     201,536                 (1,571,857)           --
Managing Owner's allocation:
  New Profit-Accrued                     --            --         --        --          --          --             --            --
                               ----------------------------------------------------------------------------------------------------
Trust capital at
  September 30, 2005           $394,541,612   415,190.745   $  6,381     6.715  $4,438,814   4,671.097   $398,986,807   419,868.557
                               ====================================================================================================

NET ASSET VALUE PER UNIT OUTSTANDING AT
  AT SEPTEMBER 30, 2005:                                    $ 950.27
                                                            --------

* Additional units are issued to Unitholders who are charged less than a 7% brokerage fee

See notes to financial statements

                               GLOBAL MACRO TRUST
                 Statements of Financial Highlights (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30                  2006           2005
------------------------------------------------------------------------------
Net income (loss) from operations:
  Net investment loss                                  $  (5.30)      $  (9.62)
  Net realized and unrealized gains (losses) on
    trading of futures and forward currency contracts    (53.58)         64.57
  Net gains (losses) from U.S. Treasury
    obligations                                            2.12          (0.62)
  Profit share allocated to Managing Owner                   --             --
                                                       -----------------------
  Net income (loss) per unit                           $ (56.76)      $  54.33

Net asset value per unit,
  beginning of period                                    998.09         895.94
                                                       -----------------------
Net asset value per unit,
  end of period                                        $ 941.33       $ 950.27
                                                       =======================

TOTAL RETURN AND RATIOS FOR THE THREE MONTHS ENDED SEPTEMBER 30:

                                                         2006           2005
                                                       -----------------------
RATIOS TO AVERAGE CAPITAL:

  Net investment loss (a)                                 (2.24)%        (4.21)%
                                                       =======================
  Total expenses (a)                                       7.15%          7.23%
  Profit share allocation (b)                                --             --
                                                       -----------------------
  TOTAL EXPENSES AND PROFIT SHARE ALLOCATION               7.15%          7.23%
                                                       =======================
  Total return before profit share allocation (b)         (5.69)%         6.06%
  Profit share allocation (b)                                --             --
                                                       -----------------------
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION                (5.69)%         6.06%
                                                       =======================

(a) annualized
(b) not annualized

See notes to financial statements

                               GLOBAL MACRO TRUST
                 Statements of Financial Highlights (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30:                  2006           2005
------------------------------------------------------------------------------
Net income (loss) from operations:
  Net investment loss                                  $ (20.64)      $ (30.60)
  Net realized and unrealized gains (losses) on
    trading of futures and forward currency contracts    (17.23)         27.01
  Net gains (losses) from U.S. Treasury
    obligations                                            1.38          (0.99)
  Profit share allocated to Managing Owner                (0.26)            --
                                                       -----------------------
  Net losses per unit                                  $ (36.75)      $  (4.58)

Net asset value per unit,
  beginning of period                                    978.08         954.85
                                                       -----------------------
Net asset value per unit,
  end of period                                        $ 941.33       $ 950.27
                                                       =======================

TOTAL RETURN AND RATIOS FOR THE NINE MONTHS ENDED SEPTEMBER 30:

                                                         2006           2005
                                                       -----------------------
RATIOS TO AVERAGE CAPITAL:
  Net investment loss (a)                                 (2.74)%        (4.56)%
                                                       =======================
  Total expenses (a)                                       7.20%          7.23%
  Profit share allocation (b)                              0.03             --
                                                       -----------------------
  TOTAL EXPENSES AND PROFIT SHARE ALLOCATION               7.23%          7.23%
                                                       =======================
Total return before profit share allocation (b)           (3.73)%        (0.48)%
Profit share allocation (b)                               (0.03)            --
                                                       -----------------------
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION                (3.76)%        (0.48)%
                                                       =======================

(a) annualized
(b) not annualized

See notes to financial statements

NOTES TO FINANCIAL STATEMENTS (unaudited)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Global Macro Trust's (the "Trust") financial condition at September 30, 2006 (unaudited) and December 31, 2005 and the results of its operations for the three and nine months ended September 30, 2006 and 2005 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005. The December 31, 2005 information has been derived from the audited financial statements as of December 31, 2005.

Unitholders who redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' Net Asset Value as of the date of redemption. All redemption charges will be paid to the Managing Owner. At September 30, 2006, $5,203 of redemption charges was owed to the Managing Owner (and is included in "Due to Managing Owner" in the statements of financial condition).

Recently Issued Pronouncements

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Trust recognize in its financial statements the impact of a tax position, and if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Trust is currently evaluating the impact of adopting FIN 48 on its financial statements. As this time, the impact to the Trust's financial statements has not been determined.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Trust is currently evaluating the impact of adopting SFAS No. 157 on its financial statements. At this time, the impact to the Trust's financial statements has not been determined.

The SEC issued Staff Accounting Bulletin ("SAB") 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements", which provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. It is effective for the first annual period ending after November 15, 2006. The Trust is still evaluating the impact, if any, that the implementation of this SAB may have it financial statements.

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

The Trust's assets are generally held as cash, cash equivalents or U.S. Government obligations which are used to margin or collateralize the Trust's futures and forward positions and are withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due to, for example, daily price fluctuation limits, which are inherent in the Trust's futures and forward trading, the Trust's assets are highly liquid and are expected to remain so.

There have been no material changes with respect to the Trust's critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Trust's Annual Report on Form 10-K for fiscal year 2005.

PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and nine months ended September 30, 2006 and 2005. Profit share earned (from Unitholders' redemptions) is credited to the New Profit memo account as defined in the Trust's Trust Agreement. There is no profit share for the three months ended September 30, 2006 and 2005.



Nine months ended:          Sep 30, 2006    Sep 30, 2005
                            ----------------------------
Profit share earned           $114,672         $   --
Profit share accrued(2)             --             --
                            ----------------------------
Total profit share            $114,672         $   --


(1) At July 1
(2) At September 30

RESULTS OF OPERATIONS

During its operations for the three and nine months ending September 30, 2006, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

Due to the nature of the Trust's trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                        --------------------------------
                        Periods ended September 30, 2006
                        --------------------------------

                                    TOTAL TRUST
MONTH ENDING:                         CAPITAL
                                   ------------
September 30, 2006                 $451,514,791
June 30, 2006                       449,347,292
December 31, 2005                   405,903,522

                                   THREE MONTHS           NINE MONTHS
                                   ----------------------------------
Change in Trust Capital            $  2,167,499          $ 45,611,269
Percent Change                             0.48%                11.24%

THREE MONTHS ENDED SEPTEMBER 30, 2006

The increase in the Trust's net assets of $2,167,499 for the three months ended September 30, 2006 was attributable to subscriptions of $43,730,108 which was partially offset by redemptions of $14,900,610 and net loss (before profit share) of $26,661,999.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three months ended September 30, 2006 increased $1,022,941 relative to the corresponding period in 2005.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the three months ended September 30, 2006 increased $2,637,919 relative to the corresponding period in 2005. This increase was due predominantly to an increase in short-term Treasury yields.

The Trust experienced net realized and unrealized losses of $24,193,668 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $7,660,824, administrative expenses of $392,809 and custody fees of $19,832 were incurred. Interest income of $5,605,134 partially offset the Trust's expenses resulting in net loss of $26,661,999. An analysis of the trading gain (loss) by sector is as follows:

                                      GAIN/
SECTOR                                LOSS
-------------------------------------------
Currencies                           -2.13%
Energies                             -0.64%
Grains                                0.17%
Interest Rates                       -4.76%
Livestock                            -0.08%
Metals                                0.62%
Softs                                -0.11%
Stock Indices                         1.58%
                                    -------
TRADING GAIN/(LOSS)                  -5.35%

NINE MONTHS ENDED SEPTEMBER 30, 2006

The increase in the Trust's net assets of $45,611,269 for the nine months ended September 30, 2006 was attributable to subscriptions of $109,668,880 which was partially offset by redemptions of $44,896,189 and net loss (before profit share) of $19,161,422.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the nine months ended September 30, 2006 increased $2,985,865 relative to the corresponding period in 2005.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the nine months ended September 30, 2006 increased $7,196,463 relative to the corresponding period in 2005. This increase was mainly attributable to an increase in short-term Treasury yields.

The Trust experienced net realized and unrealized losses of $10,193,953 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $22,745,879, administrative expenses of $1,164,493, custody fees of $52,488 and an accrued profit share to the Managing Owner of $114,672 were incurred. Interest income of $14,995,391 partially offset the Trust's expenses resulting in net loss after profit share to managing owner of $19,276,094. An analysis of the trading gain (loss) by sector is as follows:

                                      GAIN/
SECTOR                                LOSS
-------------------------------------------
Currencies                           -8.84%
Energies                             -0.77%
Grains                               -1.09%
Interest Rates                        1.04%
Livestock                            -0.56%
Metals                                7.13%
Softs                                 0.28%
Stock Indices                         1.21%
TRADING GAIN/(LOSS)                  -1.60%


MANAGEMENT DISCUSSION - 2006

THREE MONTHS ENDED SEPTEMBER 30, 2006

The Trust's net asset value per unit declined 5.69% for the three months ended September 30, 2006. Losses from interest rate and currency trading accounted for the bulk of the decline, although trading of energy, soft commodities and livestock also was unprofitable. Profits from equity, metals and grain trading did provide a minor positive offset.

Evidence of slower growth in the U.S. during the second and third quarters, uncertainties about the strength of Asian and European growth in the future, and persistent talk by central bankers about the need to be vigilant against inflation generated a fall in interest rates across the globe. As a result, short positions in U.S., Canadian, European, Australian and Japanese interest rate futures produced losses.

Currency trading was also unprofitable in the third quarter. Once again, the ebb and flow of geopolitical uncertainties involving Israel, Lebanon, Iran, Iraq and Korea, together with the worldwide concerns about future growth and inflation kept market participants from sustaining any persistent trends. In this environment, most dollar positions remained small and the minor overall loss was widely distributed. In non-dollar cross rate trading, losses were sustained when the euro fell against a number of higher yielding currencies.

Energy prices, after being driven to record highs in early August due to weather related events, the Iran sanctions imbroglio, the Israeli-Lebanese conflict and the London terror threat, plunged precipitously thereafter as each of these factors was resolved satisfactorily. Consequently, long positions in crude oil and petroleum products generated modest losses before being reversed to short positions by the end of the quarter. Meanwhile, a short natural gas trade was fractionally profitable.

Trading of soft commodities and livestock produced marginal losses.

Somewhat surprisingly, equity markets worldwide climbed the wall of worry during the third quarter. As a result, long positions in European and South African equity futures were profitable, while trading in U.S., Canadian, and Japanese equity futures were essentially unchanged.

Long positions in industrial metals benefited from price gains due to continued strong demand and relatively tight warehouse supplies. Precious metals prices, on the other hand, fell in response to a lessening of geopolitical tensions, some reduction in inflation worries, and a stable to firmer dollar, and long positions were unprofitable.

Grain trading was profitable because short positions in the soybean complex benefited from strong crop estimates out of the U.S. Department of Agriculture that drove prices lower.

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

                        --------------------------------
                        Periods ended September 30, 2005
                        --------------------------------

                                    TOTAL TRUST
MONTH ENDING:                         CAPITAL
-----------------------------------------------
September 30, 2005                 $398,986,807
June 30, 2005                       382,010,802
December 31, 2004                   397,086,152

                                   THREE MONTHS      NINE MONTHS
                                   -----------------------------
Change in Trust Capital            $ 16,976,005       $1,900,655
Percent Change                             4.44%            0.48%

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

The Trust experienced net realized and unrealized gains of $27,528,003 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $6,637,883, administrative expenses of $371,644 and custody fees of $13,715 were incurred. Interest income of $2,967,215 partially offset the Trust's expenses resulting in net income of $23,471,976. An analysis of the trading gain (loss) by sector is as follows:

                                     % GAIN
SECTOR                                LOSS
-------------------------------------------
Currencies                            0.92%
Energies                              3.29%
Grains                               -0.84%
Interest Rates                       -4.22%
Livestock                            -0.27%
Metals                                0.45%
Softs                                 0.06%
Stock Indices                         7.97%
                                     ------
TOTAL                                 7.36%

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

The Trust experienced net realized and unrealized gains of $11,544,314 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $19,760,014, administrative expenses of $1,109,328 and custody fees of $45,757 were incurred. Interest income of $7,798,928 partially offset the Trust's expenses resulting in net loss of $1,571,857. An analysis of the trading gain (loss) by sector is as follows:

                                     % GAIN
SECTOR                                LOSS
-------------------------------------------
Currencies                           -4.83%
Energies                              3.63%
Grains                               -3.02%
Interest Rates                        3.45%
Livestock                            -0.51%
Metals                               -1.01%
Softs                                -0.96%
Stock Indices                         6.58%
                                     ------
TOTAL                                 3.33%

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

THE TRUST'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Trust's open positions by market category for each quarter-end during the period ended September 30, 2006. During the nine months ended September 30, 2006, the Trust's average total capitalization was approximately $443,502,000.

                     Average                          Highest       Lowest
                      Value        % of Average        Value         Value
Market Sector        at Risk      Capitalization      at Risk       at Risk
---------------------------------------------------------------------------
Currencies            $ 17.6            4.0%           $ 17.9       $ 17.3
Energies                 4.3            1.0%              5.9          2.4
Grains                   1.6            0.4%              1.9          1.0
Interest rates          13.1            2.9%             19.6          6.7
Livestock                0.5            0.1%              0.8          0.2
Metals                   3.5            0.8%              5.2          2.6
Softs                    2.7            0.6%              3.3          2.1
Stock indices           16.2            3.7%             26.2          5.6

Total                 $ 59.5           13.5%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the nine months ended September 30, 2006. Average capitalization is the average of the Trust's capitalization at the end of each of the nine months ended September 30, 2006. Dollar amounts represent millions of dollars.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings - None

ITEM 1A. Risk Factors.

There are no material changes from risk factors as previously disclosed in Form 10-K, filed March 31,2006.

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

The following table summarizes the redemptions by Unitholders during the three months ended September 30, 2006:

DATE OF
REDEMPTION            UNITS REDEEMED      NAV PER UNIT
------------------------------------------------------
July 31, 2006              2,892.206          $ 959.44
August 31, 2006            5,898.811            944.78
September 30, 2006         6,900.989            941.33
                      --------------
TOTAL                     15,692.006
                      ==============

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

3.03 Form of Third Amended Amended and Restated Declaration and Agreement of Trust of Registrant

The following exhibits are incorporated by reference from the exhibits of the same number and description filed with the Trust's 2005 Annual Report filed on September 30, 2006 on Form 10-K under the Securities and Exchange Act of 1934.

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

By:   Millburn Ridgefield Corporation,
      Managing Owner

Date: November 13, 2006


                               /s/Tod A. Tanis
                                  Tod A. Tanis
                                  Vice-President
                         (principal accounting officer)