Form 10-K
period 2006-12-31
GLOBAL MACRO TRUST
filed 2007-03-30
CIK 1145765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d)

or of the Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Documents Incorporated by Reference

Registrant’s Financial Statements for the years ended December 31, 2006, 2005 and 2004 and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2006, is incorporated by reference into Part II Item 8 and Part IV hereof and filed as an exhibit herewith.

PART I

Item 1.    Business

(a)          General development of business

Global Macro Trust (the “Trust”) is a Delaware statutory trust organized July 23, 2001 pursuant to a Declaration of Trust and Trust Agreement (the “Trust Agreement”), under the Delaware Statutory Trust Act.  The Trust originally filed a registration statement, under the Securities Act of 1933, as amended, with the Securities and Exchange Commission to register $50 million of units of beneficial interest (the “Units”), which registration statement became effective March 26, 2002.  Between April 1, 2002 and June 30, 2002 (the “Initial Offering”), the Units were publicly offered at an initial price of $1,000 per Unit.  The proceeds of the Initial Offering and interest thereon were held in an account in the name of the Trust at FBR National Bank & Trust, Bethesda, Maryland, until July 1, 2002 at which time an aggregate of $1,290,457 was turned over to the Trust and the Trust commenced operations.  The Trust has subsequently filed additional registration statements with the Securities and Exchange Commission to bring the total dollar amount of Units registered for sale to approximately $1,277,434,000, and a total of $675,727,934 of Units have been sold to the public as of December 31, 2006.  The net asset value of a Unit originally sold for $1,000 as of July 1, 2002 was $1,040.10 as of December 31, 2006.  As of December 31, 2006, Units were being offered on a monthly basis at Net Asset Value per unit.  The Units are offered through a number of registered broker-dealer selling agents on a best efforts basis.

The Trust engages in speculative trading in the futures, options and forward markets.  The amount of capital raised for the Trust should not have a significant impact on its operations, as the Trust has no significant capital expenditure or working capital requirements other than to pay trading losses, brokerage fees and charges.

Millburn Ridgefield Corporation (the “Managing Owner”), a Delaware corporation, is the managing owner and the commodity trading advisor for the Trust.  The Managing Owner invested $400 in the Trust as an initial capital contribution to the Trust and $2,000,000 in the Trust at the outset of trading and subsequently has contributed an additional $1,912,100 and has redeemed $253,569 as of December 31, 2006.  After reflecting a net gain of $1,439,397 and profit share of $192,061 as of December 31, 2006, this investment totaled $5,290,389, as of December 31, 2006.

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

The goal of the Managing Owner’s research has been to develop and select a mix of systems in each market and to allocate risk across a wide array of markets, so as to contain overall portfolio risk within in a targeted range, while allowing exposure to profitable trend opportunities.  Over the last 30 years, the Managing Owner has developed hundreds of trading systems. These trading systems generate buy or sell decisions in a particular market based on the direction of price movements in the market.

Of course, systems can be materially different — better in some periods and worse in others.  The main distinguishing features are time-frame over which systems work (intra-day to long-term), the type of data fed into them (granularity [ticks to weeks/months], type [market or economic statistics], source [cash, futures or options markets]), and the objective of the system (profiting from trends, trading-ranges or volatility).  No single approach will work all the time.  Therefore, the Managing Owner’s objective is to have several approaches operating at all times.  Since the early 1980’s, the Managing Owner has selected multiple systems for each market.

When arriving at the portfolio allocation, the Managing Owner seeks maximum diversification subject to liquidity constraints.  The markets traded and allocations are reviewed monthly, although changes may occur less frequently.  The following factors are considered in constructing a universe of markets to trade for each portfolio:  profitability, correlation of market performance, liquidity of markets, professional judgment, desired diversification and transaction costs.  Once the universe of markets is established, the Managing Owner’s simulation and optimization techniques help determine which markets to include in the portfolio.  The current allocation to any market in the portfolio does not exceed 4.5%.

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

In addition to the volatility overlay, the Managing Owner’s risk management focuses on money management principles applicable to the portfolio as a whole such as portfolio diversification and control of leverage and portfolio size.  There are, however, no restrictions on the amount of leverage the Managing Owner may use at any time.

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

UBS Financial Services Inc. (“UBS”), Deutsche Bank Securities Inc. (“Deutsche Bank”), Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”), Credit Suisse Securities (USA) LLC (“Credit Suisse”) and First International Banque SA (UK Branch) (“Fimat”) act as the futures brokers for the Trust.  The Trust executes currency forward trades with several brokers and banks, including Morgan Stanley & Co. Incorporated and clears all such trades with Morgan Stanley & Co. Incorporated, serving as prime broker.  The Trust pays “bid asked” spreads on its forward trades, as such spreads are incorporated into the pricing of forward contracts.  The Managing Owner monitors the Trust’s trades to ensure that the prices it receives are competitive.

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

The Trust’s cash and U.S. Treasury instruments are used by the Trust to engage in its trading activities and as reserves to support that trading.  The Trust’s assets deposited with the Trust’s futures brokers as margin are maintained in “customer segregated funds accounts” or “foreign futures and foreign options secured amount accounts” and are held in cash, or U.S. Treasury instruments.  Trust assets not deposited as margin are maintained in bank or brokerage accounts and are held primarily in bank money market funds or U.S. Treasury instruments.

The Trust does not engage in lending (other than through permitted securities investments).  The Managing Owner does not anticipate making any distributions of Trust profits, if any.

Regulation

Under the Commodity Exchange Act, as amended (the “CEA”), commodity exchanges and futures trading are subject to regulation by the Commodity Futures Trading Commission (the “CFTC”).  National Futures Association (“NFA”), a “registered futures association” under the CEA, is the only non-exchange self-regulatory organization for futures industry professionals.  The CFTC has delegated to NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons and “floor brokers” and “floor traders.”  The CEA requires commodity pool operators and commodity trading advisors, such as the Managing Owner, and commodity brokers or futures commission merchants, such as UBS, Deutsche Bank, Merrill Lynch, Credit Suisse and Fimat to be registered and to comply with various reporting and record keeping requirements.  The CFTC may suspend a commodity pool operator’s or trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations.  In the event that the registration of the Managing Owner as a commodity pool operator or a commodity trading advisor were terminated or suspended, the Managing Owner would be unable to continue to manage the business of the Trust.  Should the Managing Owner’s registration be suspended, termination of the Trust might result.

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

The Trust is a Highly Leveraged Investment

The Trust generally holds positions with an aggregate face value of as much as eight, and possibly as much as ten or more, times its total equity. Consequently, small adverse movements in the prices of the Trust’s open positions can cause significant losses.

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

The Managing Owner Anticipates the Trust’s Performance to be Non-Correlated to Stocks and Bonds, not Negatively Correlated

The performance of the Managing Owner’s Diversified Portfolio has been generally non-correlated to the performance of the stock and bond markets, as represented by the S&P 500 Stock Index and the Lehman Brothers U.S. Long Treasury Bond Index. Non-correlation means that there is no statistically valid relationship between two asset classes and should not be confused with negative correlation, where the performance of two asset classes would be opposite. Because of this non-correlation, you should not expect the Trust to be automatically profitable during unfavorable periods for the stock and/or bond markets, or vice versa.

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

The Trust is Subject to Conflicts of Interest

The Trust is subject to numerous actual and potential conflicts of interest, including: (1) the compensation that the Trust’s selling agents receive gives them an incentive to promote the sale of Units as well as to discourage redemptions; (2) the brokerage commissions that UBS, Deutsche Bank, Merrill Lynch, Credit Suisse and Fimat receive as clearing brokers for the Trust gives an additional incentive to promote the sale of Units as well as to discourage redemptions; (3) the Managing Owner has significant financial incentives both to promote the sale of the Units and to discourage their redemption; and (4) the Managing Owner of the Trust will not select any other trading advisor even if doing so would be in the best interests of the Trust.

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

40% of any trading profits on certain U.S. exchange-traded futures contracts and certain foreign currency forward contracts are taxed as short-term capital gains at ordinary income rates (unless offset by capital losses), while 60% of any such trading profits are taxed as long-term capital gains at a lower maximum rate for individuals (15% for most gains recognized in taxable years beginning on or before December 31, 2010). 100% of any trading profits from non-U.S. exchange traded interest rate futures contracts and certain forward currency contracts that do not have an equivalent U.S. exchange traded futures contract are “marked-to-market” at the end of each year and taxed as short-term capital gains at ordinary income tax rates (unless offset by capital losses). These rates apply regardless of how long the Trust holds a contract, or an investor his or her Units.

Due to the different tax rates for long-term and short-term capital gains and losses, and depending on the tax character of income and loss you receive on other investments in your portfolio, it is possible for you to have a pre-tax economic gain on your investment in the Trust but an after-tax loss.

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

(b)           Holders.

As of December 31, 2006, there were 19,182 holders of Units.

(c)           Dividends.

No distributions or dividends have been made on the Units, and the Managing Owner has no present intention to make any.

(d)           Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)           Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

There have been no sales of unregistered securities of the Trust during 2004, 2005 or 2006.

(f)            Issuer Purchases of Equity Securities.

Pursuant to the Trust’s Declaration of Trust and Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit.  The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following table summarizes the redemptions by Unitholders during the fourth calendar quarter of 2006:

Month	Units Redeemed	Redemption Date NAV per Unit
October 31, 2006	11,735.384	$976.32
November 30, 2006	10,162.088	$978.86
December 31, 2006	13,355.792	$1,040.10
Total	35,253.264

Item 6.    Selected Financial Data

The following is a summary of operations for the fiscal years 2006, 2005, 2004, 2003 and 2002 and total assets of the Trust at December 31, 2006, 2005, 2004, 2003 and 2002.  The Trust commenced trading operations on July 1, 2002.

	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004	For the Year Ended December 31, 2003	For the Period Ended December 31, 2002
Revenue:
Total net realized and unrealized gains (losses)*	$40,749,020	$27,495,406	$5,648,733	($4,050,627)	$953,721
Interest income	20,667,947	11,150,930	4,131,334	1,320,805	110,054

Expenses:
Profit share	114,672	0	0	6,465	70,924
Administrative expenses**	1,664,204	1,477,105	1,615,275	693,544	38,443
Brokerage commissions	30,857,253	26,641,625	22,046,061	8,331,480	431,467

Net Income (loss)	$28,780,838	$10,527,606	($13,881,269)	($11,761,311)	$522,941

Total assets	$507,126,392	$423,902,367	$414,316,836	$248,208,066	$27,460,920
Total Trust capital	$485,823,359	$405,903,522	$397,086,152	$228,939,976	$25,036,123
Net asset value per Unit	$1,040.10	$978.08	$954.85	$1,008.56	$1,030.24
Increase (decrease) in net asset value per Unit	$62.02	$23.23	($53.71)	($21.68)	$30.24

*From trading of futures and forward contracts, foreign exchange transactions and U.S. Treasury obligations.

** Includes custody fees for the years ended December 31, 2006, 2005, 2004 and 2003 and for the period ended December 31, 2002 and net of administrative expenses reimbursed by the Managing Owner for the period ended December 31, 2002.

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

The Managing Owner has procedures in place to control market risk, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures primarily focus on (1) real time monitoring of open positions; (2) diversifying positions among various markets; (3) limiting the assets committed as margin, generally within a range of 12% to 35% of an account’s Net Assets at exchange minimum margins, (including imputed margins on forward positions) although the amount committed to margin at any time may be substantially higher; (4) prohibiting pyramiding (that is, using unrealized profits in a particular market as margin for additional positions in the same market); and (5) changing the equity utilized for trading by an account solely on a controlled periodic basis rather than as an automatic consequence of an increase in equity resulting from trading profits.  The Trust controls credit risk by dealing exclusively with large, well capitalized financial institutions as brokers and counterparties.

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

Liquidity

The Trust’s assets are generally held as cash or cash equivalents which are used to margin the Trust’s futures and forward currency positions and withdrawn, as necessary, to pay redemptions and expenses.  Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Trust’s futures and forward trading, the Trust’s assets are highly liquid and are expected to remain so.  During its operations through December 31, 2006, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

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

Contractual Obligations

The Trust does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Trust’s sole business is trading futures and forward currency contracts, both long (contracts to buy) and short (contracts to sell).  All such contracts are settled by offset, not delivery.  Substantially all such contacts are for settlement within four months of the trade date and substantially all such contracts are held by the Trust for less than four months before being offset or rolled over into new contracts with similar maturities.   The Trust’s Financial Statements, included as Exhibit 13.01 to this report, present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Trust’s open future and forward currency contracts, both long and short, at December 31, 2006.

Results of Operations

Performance Summary

The Trust was organized on July 23, 2001 under the Delaware Statutory Trust Act and commenced trading operations July 1, 2002.

The Trust’s success depends on the Managing Owner’s ability to recognize and capitalize on trends and other profit opportunities in different sectors of the global capital and commodity markets. The Managing Owner’s trading methods do not predict price movements, nor do they rely on fundamental economic supply or demand analysis or on macroeconomic assessments of the relative strengths of different national economies or economic sectors. Instead, the systems apply proprietary computer models to analyzing past market data, and from this data alone attempt to determine whether market prices are trending. Technical traders such as the Managing Owner base their strategies on the theory that market prices reflect the collective judgment of numerous different traders and are, accordingly, the best and most efficient indication of market movements.  However, there are frequent periods during which fundamental factors external to the market dominate prices.

If the Managing Owner’s models identify a trend, they signal positions which follow it. When these models identify the trend as having ended or reversed, these positions are either closed out or reversed. Due to their trend-following character, the Managing Owner’s systems do not predict either the commencement or the end of a price movement. Rather, their objective is to identify a trend early enough to profit from it and to detect its end or reversal in time to close out the Trust’s positions while retaining most of the profits made from following the trend.

In analyzing the performance of the Managing Owner’s trend-following systems, economic conditions, political events, weather factors, etc., are not directly relevant because the Managing Owner uses only market data in developing its systems.  Additionally, in general there is no direct connection between particular market conditions and price trends. There are so many influences on the markets that the same general type of economic event may lead to a price trend in some cases but not in others.  Further, even if significant price trends do occur, if these trends are not comprised of the type of price movements which the systems are designed to identify, the Managing Owner may not position the Trust to profit from or avoid losses due to the trend.  Moreover, there have been prolonged periods in the futures markets without significant price movements, as well as markets, in which prices appear to be moving in one direction but then quickly reverse. Such periods may recur with considerable frequency, and the Managing Owner would expect it to be very difficult to achieve profitability in such markets.

The performance summary set forth below is an outline description of how the Trust performed in the past trading in a wide variety of markets.  The Trust’s futures and currency forward contract prices are marked-to-market every trading day, and the Trust’s trading accounts are credited or debited with its daily gains or losses. Accordingly, there is no material economic distinction between realized gains or losses on closed positions and unrealized gains or losses on open positions. The Trust’s past performance is not necessarily indicative of how it will perform in the future.

2006

During 2006, the Trust achieved net realized and unrealized gains of $40,749,020 from its trading operations (including foreign exchange transactions and translations).  Brokerage fees of $30,857,253, administrative expenses of $1,592,624 and custody fees of $71,580 were paid or accrued.  The Trust allocated $114,672 in profit share to the New Profits Memo Account for the benefit of the Managing Owner.  Interest income of $20,667,947 partially offset the Trust’s expenses resulting in a net gain of $28,780,838 and a 6.34% increase in the Net Asset Value per Unit.  An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)

Currencies	(5.87)%
Energies	0.28%
Grains	(2.02)%
Interest Rates	1.21%
Livestock	(0.62)%
Metals	8.81%
Softs	(0.33)%
Stock Indices	8.00%

Total	9.46%

The Trust generated a moderate gain for the year.  Trading of metals and stock index futures produced significant profits, and trading of interest rate and energy futures added small gains.  On the other hand, currency trading resulted in a sizable loss, and trading activity in grains, livestock and softs was somewhat negative.

Strong economic conditions worldwide underpinned industrial and precious metal prices.  Periodic fears of shortages also buoyed the prices of industrial metals.  Concern about inflation, a weaker U.S. dollar, and reserve diversification out of dollars provided an added boost to precious metal prices.  In addition, introduction of a silver ETF alongside the existing gold ETFs increased the demand for precious metals.  Consequently, long positions in copper, zinc, nickel, tin, aluminum, lead, gold, silver, and platinum were profitable.

Broad based growth, encompassing the emerging markets—led by China and India—the U.S., Europe, and by year-end even Japan encouraged investors worldwide.  Hence, long positions in European, Chinese, Hong Kong, and U.S. stock index futures were profitable.

During the first half of 2006, short positions in short-term and long-term interest rate futures were widely profitable as interest rates rose on the back of strong growth, inflation worries, and Fed Funds rate increases.  By July, however, there was growing concern that tighter Central Bank monetary policies throughout the world might induce a growth slowdown.  As a result, interest rates, particularly long-term interest rates, came down and losses on short positions offset most of the earlier gains.  The downward pressure on long-term interest rates was augmented by OPEC and Bank of China purchases of longer term government bonds for reserve management purposes.  On balance, there was still a modest profit for the year from interest rate trading.

Currency trading was unprofitable throughout the year.  Significant volatility without sustained trends characterized most currency markets.  Market participants continued to discuss the likelihood of a weaker dollar, but with the Bank of China tightly controlling the movements of the Yuan, fluctuations in most major currencies were restrained and no sustained dollar move occurred.

Elsewhere, trading of grains, softs, and livestock was somewhat unprofitable, while energy trading produced a fractional gain.

2005

During 2005, the Trust achieved net realized and unrealized gains of $27,495,406 from its trading operations (including foreign exchange transactions and translations).  Brokerage fees of $26,641,625, administrative expenses of $1,417,680 and custody fees of $59,425 were paid or accrued.  The Trust allocated no profit share to the New Profits Memo Account for the benefit of the Managing Owner.  Interest income of $11,150,930 partially offset the Trust’s expenses resulting in a net gain of $10,527,606 and a 2.43% increase in the Net Asset Value per Unit.  An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)

Currencies	(3.34)%
Energies	1.15%
Grains	(2.81)%
Interest Rates	2.28%
Livestock	(0.59)%
Metals	3.12%
Softs	(0.28)%
Stock Indices	7.92%

Total	7.45%

The Trust produced a modest gain for the year.  Stock indices were strongly profitable, and to a lesser extent so were cross rate currency positions, metals, energy and interest rates.  On the other hand, sizable losses resulted from trading dollar currency positions, and lesser shortfalls came from trading grains, softs, and livestock.

International stock indices were highly profitable in 2005.  Following some consolidation early in the year, non-U.S. equity indexes moved broadly higher through year end.  There were gains from long positions in Asian, European, and South African equity indices.  Solid growth worldwide propelled equities forward despite the headwinds that came from high energy prices and rising interest rates. Trading of U.S. stock indices, which were range-bound for most of 2005, was not profitable, however.

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

2004

During 2004, the Trust achieved net realized and unrealized gains of $5,648,733 from its trading operations (including foreign exchange transactions and translations).  Brokerage fees of $22,046,061, administrative expenses of $1,565,227 and custody fees of $50,048 were paid or accrued.  The Trust allocated no profit share to the New Profits Memo Account for the benefit of the Managing Owner.  Interest income of $4,131,334 partially offset the Trust’s expenses resulting in a net loss (inclusive of administrative expenses) of $13,881,269 and a 5.33% decrease in the Net Asset Value per Unit.  An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)

Currencies	(3.21)%
Energies	2.49%
Grains	0.44%
Interest Rates	3.11%
Livestock	0.14%
Metals	(0.21)%
Softs	0.19%
Stock Indices	(2.44)%

Total	0.51%

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

The Trust calculates Value at Risk for forward currency contracts that are not exchange traded using exchange maintenance margin requirements for equivalent or similar futures positions as the measure of Value at Risk.

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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest and lowest amounts of trading Value at Risk associated with the Trust’s open positions by market category for the fiscal years ended December 31, 2006 and 2005.  During fiscal year 2006 and 2005, the Trust’s average total capitalization was approximately $450.7 million and $389.1 million, respectively.

Fiscal Year 2006
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk
Currencies	$20.5	4.5%	$29.3	$17.3
Energies	$4.8	1.1%	$6.1	$2.4
Grains	$1.6	0.3%	$1.9	$1.0
Interest Rates	$13.3	3.0%	$19.6	$6.7
Livestock	$0.4	0.2%	$0.8	$0.1
Metals	$4.1	0.9%	$6.1	$2.6
Softs	$2.5	0.6%	$3.3	$1.8
Stock Indices	$18.8	4.2%	$26.4	$5.6
Total	$66.0	14.8%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts during the fiscal year.  Average Capitalization is the average of the Trust’s capitalization at the end of each month during the fiscal year 2006.  Dollar amounts represent millions of dollars.

Fiscal Year 2005
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk
Currencies	$21.1	5.4%	$30.6	$17.3
Energies	$3.0	0.8%	$3.9	$1.2
Grains	$1.0	0.3%	$1.3	$0.4
Interest Rates	$12.1	3.1%	$15.3	$9.0
Livestock	$0.3	0.1%	$0.4	$0.1
Metals	$3.9	1.0%	$4.5	$3.5
Softs	$2.1	0.6%	$3.3	$1.1
Stock Indices	$20.3	5.2%	$22.3	$18.3
Total	$63.8	16.5%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts during the fiscal year.  Average Capitalization is the average of the Trust’s capitalization at the end of each month during the fiscal year 2005.  Dollar amounts represent millions of dollars.

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Trust is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally range between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Trust.  The magnitude of the Trust’s open positions creates a “risk of ruin” not typically found in most other investment vehicles.  Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Trust to incur severe losses over a short period of time.  The foregoing Value at Risk table — as well as the past performance of the Trust — give no indication of this “risk of ruin.”

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

The following were the primary trading risk exposures of the Trust as of December 31, 2006, by market sector.

Financial Instruments.  Interest rate movements directly affect the price of the sovereign bond futures positions held by the Trust and indirectly the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Trust’s profitability.  The Trust’s primary interest rate exposure is to interest rate fluctuations in the United States and other major industrialized, or Group of Seven (Canada, France, Germany, Italy, Japan, United Kingdom and United States, collectively, “G-7”) countries.  However, the Trust also may take positions in futures contracts on the government debt of other nations.  The Managing Owner anticipates that G-7 interest rates, both long-term and short-term, will remain the primary market exposure of the Trust for the foreseeable future.

Currencies.  Exchange rate risk is a principal market exposure of the Trust.  The Trust’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs.  The fluctuations are influenced by interest rate changes as well as political and general economic conditions.  The Trust trades in a large number of currencies, including cross-rates—e.g., positions between two currencies other than the U.S. dollar.  As of December 31, 2006, the Trust’s currency exposures were in the U.S. dollar versus the Euro, Swiss Franc, Czech Krone, Polish Zloty, Norwegian Krone, Hungarian Forint, Swedish Krona, Canadian Dollar, South African Rand, New Zealand Dollar, Australian Dollar, Japanese Yen, Korean Won, Singapore Dollar, Mexican Peso, Turkish Lira, Indian Rupee and British Pound.  The exposure in currency crosses were in the Japanese Yen versus the Canadian Dollar, Australian Dollar, Swiss Franc, Euro, Mexican Peso, New Zealand Dollar and British Pound and in the Euro versus the Japanese Yen, British Pound, Swiss Franc, Polish Zloty, Norwegian Krone, Hungarian Forint, Mexican Peso, New Zealand Dollar, Swedish Krona, Turkish Lira and Canadian Dollar.

Stock Indices.  The Trust’s equity exposure, through stock index futures, is to equity price risk in the G-7 countries as well as other countries.  As of December 31, 2006, the Trust’s exposures in the G-7 countries were in the: E-Mini Nasdaq 100, E-Mini S&P 500, E-Mini Russell 2000 and E-Mini Dow (United States); FTSE 100 (United Kingdom); TOPIX and Nikkei (Japan); TSE 60 (Canada); DAX (Germany); and CAC-40 (France) stock indices.  The Trust’s exposure to stock index futures of other countries at December 31, 2006 were in the: Simex Taiwan Index (Taiwan), Simex (Singapore), ALL Shares (South Africa), SPI 200 (Australia), IBEX 35 (Spain), Hang Seng and H-Shares (Hong Kong), Amsterdam (Netherlands), MIB 30 (Italy), OMX (Sweden) and the DJ Euro Stoxx 50 (Euro Zone) stock indices.

Metals.  The Diversified Portfolio used for the Trust trades precious and base metals.  As of December 31, 2006, the Trust’s metals market exposure was in gold, silver, platinum, aluminum, copper, lead, nickel, tin and zinc.

Agricultural.  The Trust’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions.  As of December 31, 2006, the Trust had exposure to agricultural commodities including coffee, sugar, cocoa, cotton, wheat, corn, the soybean complex as well as live cattle and hogs.

Energy.  The Trust’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide.  Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Trust as of December 31, 2006.

Foreign Currency Balances.  The Trust’s primary foreign currency balances are in Japanese Yen, Euros, British Pounds, Australian Dollars, Canadian Dollars, Swiss Francs, Swedish Krona, South African Rand and Hong Kong Dollars.  The Trust controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month).

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

The goal of the Managing Owner’s research has been to develop and select a mix of systems in each market and to allocate risk across a wide array of markets, so as to contain overall portfolio risk within a targeted range while allowing exposure to profitable trend opportunities.  Over the last 30 years, the Managing Owner has developed hundreds of trading systems. These trading systems generate buy or sell decisions in a particular market based on the direction of price movements in the market.

Of course, systems can be materially different — better in some periods and worse in others.  The main distinguishing features are time-frame over which systems work (intra-day to long-term), the type of data fed into them (granularity [ticks to weeks/months], type [market or economic statistics], source [cash, futures or options markets]), and the objective of the system (profiting from trends, trading-ranges or volatility).  No single approach will work all the time.  Therefore, the Managing Owner’s objective is to have several approaches operating at all times.  Since the early 1980’s, the Managing Owner has selected multiple systems for each market.

When arriving at the portfolio allocation, the Managing Owner seeks maximum diversification subject to liquidity constraints.  The markets traded and allocations are reviewed monthly, although changes may occur less frequently.  The following factors are considered in constructing a universe of markets to trade for each portfolio:  profitability, correlation of market performance, liquidity of markets, professional judgment, desired diversification and transaction costs.  Once the universe of markets is established, the Managing Owner’s simulation and optimization techniques help determine which markets to include in the portfolio.  The current allocation to any market in the portfolio does not exceed 4.5%.

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

Additional money management principles applicable to the portfolio as a whole include:  (1) limiting the assets committed as margin or collateral, generally within a range of 12% to 35% of an account’s net assets, though the amount may at any time be substantially higher; (2) prohibiting pyramiding - that is, using unrealized profits in a particular market as margin for additional positions solely in the same market; and (3) changing the equity used for trading by an account solely on a controlled periodic basis, not automatically due to an increase in equity from trading profits.

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

Item 8.    Financial Statements and Supplementary Data

Financial statements required by this item, including the report of Deloitte & Touche LLP for the fiscal years ended December 31, 2006, 2005 and 2004, are included as Exhibit 13.01 to this report.

The following summarized quarterly financial information presents the results of operations for the three month periods ended March 31, June 30, September 30 and December 31, 2006 and 2005.  This information has not been audited.

	Fourth Quarter 2006	Third Quarter 2006	Second Quarter 2006	First Quarter 2006
Interest Income:	$5,672,556	$5,605,134	$5,091,348	$4,298,909
Net Realized and Unrealized Gains (Losses):	50,942,973	(24,193,668)	(22,129,538)	36,129,253
Expenses*:	8,558,597	8,073,465	5,837,015	10,167,052
Net Income (Loss):	48,056,932	(26,661,999)	(22,875,205)	30,261,110
Increase (Decrease) in Net Asset Value per Unit	98.77	(56.76)	(51.35)	71.36

	Fourth Quarter 2005	Third Quarter 2005	Second Quarter 2005	First Quarter 2005
Interest Income:	$3,352,002	$2,967,215	$2,575,322	$2,256,391
Net Realized and Unrealized Gains (Losses) :	15,951,092	27,528,003	9,843,378	(25,827,067)
Expenses*:	7,203,631	7,023,242	6,845,779	7,046,078
Net Income (Loss):	12,099,463	23,471,976	5,572,921	(30,616,754)
Increase (Decrease) in Net Asset Value per Unit	27.81	54.33	12.24	(71.15)

*  Expenses are inclusive of accruals and reversals of accruals of profit share to the Managing Owner.

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

None.

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

Item 9B.  Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

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

The principals and senior officers of the Managing Owner as of December 31, 2006 are as follows:

Harvey Beker, age 53.   Mr. Beker is Co-Chief Executive Officer and Co-Chairman of the Managing Owner and The Millburn Corporation, and a partner of their affiliate, ShareInVest Research L.P.  He received a Bachelor of Arts degree in economics from New York University (“NYU”) in 1974 and a Master of Business Administration degree in finance from NYU in 1975.  From June 1975 to July 1977, Mr. Beker was employed by Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies.  From July 1977 to June 1978, Mr. Beker was a futures trader at Clayton Brokerage Co. of St. Louis.  Mr. Beker has been employed by The Millburn Corporation since June 1978 and initially served as the Director of operations for its affiliate, Millburn Partners.  During his tenure at Millburn (including its affiliates, Millburn Partners and CommInVest Research Limited Partnership (“CommInVest”)) he has been instrumental in the development of the research, trading and operations areas.  Mr. Beker became a principal of the firm in June 1982, and a partner in ShareInVest, the predecessor of ShareInVest Research L.P. (“ShareInVest”), in April 1982.

Gregg R. Buckbinder, age 48.   Mr. Buckbinder is Senior Vice-President and Chief Operating Officer of the Managing Owner and The Millburn Corporation and a partner, since January 2000, of ShareInVest.  He graduated cum laude from Pace University (“Pace”) in 1980 with a B.B.A. in accounting and received an M.S. in taxation from Pace in 1988.  He joined the Managing Owner and The Millburn Corporation in January 1998 from Odyssey Partners, L.P. where he was responsible for the operation, administration and accounting of the firm’s merchant banking and managed account businesses from July 1990 through December 1997.  Mr. Buckbinder was employed by Tucker Anthony, a securities broker and dealer, from June 1985 to July 1990 where he was First Vice President and Controller, and from August 1983 to June 1984 where he designed and implemented various operations and accounting systems.  He was with the public accounting firm of Ernst & Whinney from June 1984 to June 1985 as a manager in the tax department and from September 1980 to August 1983 as a senior auditor, with an emphasis on clients in the financial services business.  He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

George E. Crapple, age 62.   Mr. Crapple is Co-Chief Executive Officer and Co-Chairman of the Managing Owner and The Millburn Corporation and a partner of ShareInVest.  In 1966 he graduated with honors from the University of Wisconsin where his field of concentration was economics and he was elected to Phi Beta Kappa.  In 1969 he graduated from Harvard Law School, magna cum laude, where he was a member of the Harvard Law Review.  He was a lawyer with Sidley & Austin, Chicago, Illinois, from 1969 until April 1, 1983, as a partner since 1975, specializing in commodities, securities, corporate and tax law.  He was first associated with the Managing Owner in 1976 and joined Managing Owner and The Millburn Corporation (including its affiliates, Millburn Partners and CommInVest) on April 1, 1983 on a full-time basis.  He became a partner in ShareInVest in April 1984.  Mr. Crapple is a Director, Member of the Executive Committee, Chairman of the Appeals Committee and a former Chairman of the Eastern Regional Business Conduct Committee of the NFA, past Chairman of the Managed Funds Association, a member of the Global Markets Advisory Committee of the CFTC and a member of the board of directors of the Futures Industry Association (“FIA”).

Steven M. Felsenthal, age 37.  Mr. Felsenthal is General Counsel and Chief Compliance Officer of the Managing Owner, The Millburn Corporation and ShareInVest.  Prior to joining Millburn in January 2004, Mr. Felsenthal was a senior associate in the investment management group at Schulte Roth & Zabel LLP (September 1999- January 2004), where he represented and advised hedge funds, registered investment companies, investment advisers, broker-dealers and banks in connection with all facets of their asset management businesses, and a member of the tax department of Kramer, Levin, Naftalis & Frankel LLP (October 1996- September 1999).  He graduated cum laude from Yeshiva University in 1991 with a bachelor of arts degree in political science, and order of the coif from Fordham University School of Law in 1996, where he also served as an editor of the Fordham Environmental Law Journal.  Mr. Felsenthal received an LL.M degree in taxation from New York University School of Law in 2001 and has written and been quoted in numerous published articles, and spoken at conferences, on various topics related to investment management.  Mr. Felsenthal is a member of the New York State Bar and Co-Chairman of the Managed Funds Association CPO/CTA Advisory Committee.

Mark B. Fitzsimmons, age 59.  Mr. Fitzsimmons is a Senior Vice-President of the Managing Owner and The Millburn Corporation and a partner, since January 2000, of ShareInVest.  His responsibilities include both business development and investment strategy.  He joined the Managing Owner and its affiliates in January 1990 from Morgan Stanley & Co. Incorporated where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm from October 1987 until January 1990.  From September 1977 to October 1987 he was with Chemical Bank New York Corporation (“Chemical”), first as a Senior Economist in Chemical’s Foreign Exchange Advisory Service and later as a Vice-President and Manager of Chemical’s Corporate Trading Group.  While at Chemical he also traded both foreign exchange and fixed income products.  From September 1973 to September 1977 Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department.  He graduated summa cum laude from the University of Bridgeport, Connecticut in 1970 with a B.S. in economics.  His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973.

Barry Goodman, age 49.   Mr. Goodman is Executive Vice-President, Director of Trading and Co-Director of Research of the Managing Owner and The Millburn Corporation and a partner of ShareInVest.  His responsibilities include overseeing the firm’s trading operation and managing its trading relationships, as well as the design and implementation of trading systems.  He graduated magna cum laude from Harpur College of the State University of New York in 1979 with a B.A. in economics.  From September 1980 through October 1982 he was a commodity trader for E. F. Hutton & Co., Inc.   (“E.F. Hutton”).  At E.F. Hutton, he also designed and maintained various technical indicators and coordinated research projects pertaining to the futures markets.  He joined the Managing Owner and The Millburn Corporation (including its affiliate, Millburn Partners) in November 1982 as Assistant Director of Trading.  He became a partner in ShareInVest in January 1994.

Dennis B. Newton, age 55.  Mr. Newton is a Senior Vice-President of the Managing Owner and The Millburn Corporation.  His primary responsibilities are in administration and business development.  Prior to joining the Managing Owner and The Millburn Corporation in September 1991, Mr. Newton was President of Phoenix Asset Management, Inc. (“Phoenix”), a registered commodity pool operator from April 1990 to August 1991 and President of its affiliated introducing broker, Phoenix Futures Inc., from March 1990 to June 1991.  Prior to his employment with Phoenix, Mr. Newton was a Director of Managed Futures with Prudential-Bache Securities Inc. (“Prudential-Bache”) from October 1987 to March 1990 and was associated with its affiliated futures commission merchant entity, Prudential Securities Futures Management, Inc.  Mr. Newton joined Prudential-Bache from Heinold Asset Management, Inc.  (“Heinold”), and its affiliated futures commission merchant, Heinold Commodities Inc., where he was a member of the senior management team from October 1974 to October 1987.  Heinold was a pioneer and one of the largest sponsors of funds utilizing futures and currency forward trading.

Grant N. Smith, age 55.   Mr. Smith is Executive Vice-President and Co-Director of Research of the Managing Owner and The Millburn Corporation and a partner of ShareInVest.  He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm.  He received a B.S. degree from the Massachusetts Institute of Technology (“M.I.T.”) in 1974 and an M.S. degree from M.I.T. in 1975.  While at M.I.T. he held several teaching and research positions in the computer science field and participated in various projects relating to database management.  He joined the predecessor entity to The Millburn Corporation in June 1975, and has been continuously associated with the Managing Owner, The Millburn Corporation and their affiliates since that time.

Tod A. Tanis, age 52.   Mr. Tanis is a Vice President, Principal Accounting Officer and Director of Operations of the Managing Owner and The Millburn Corporation.  He is responsible for overseeing operations and accounting for the firm’s commodity pools.  He graduated from Grove City College in May 1976 with a B.A. in accounting and joined the Managing Owner and The Millburn Corporation in May of 1983.  Prior to joining Millburn, he was with E.F. Hutton, where he was a Manager from December 1982 to April 1983; a Supervisor from August 1982 to December 1982; an International Accountant from April 1979 to August 1982; and a staff accountant from June 1978 to April 1979.  As a Manager at E.F. Hutton, he was responsible for all internal and external commodity reporting.  Mr. Tanis also served as a Junior Accountant and then International Staff Accountant with Merrill Lynch & Company from September 1976 to May 1978.

(c)   Identification of Certain Significant Employees

None.

(d)   Family Relationships

None.

(e)   Business Experience

See Item 10 (a,b) above.

(f)   Involvement in Certain Legal Proceedings

None.

(g)   Code of Ethics

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

(h)   Audit Committee Financial Expert

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

Item 11.  Executive Compensation

The Trust has no directors, officers or employees.  None of the directors, officers or employees of the Managing Owner receive compensation from the Trust.  The Managing Owner makes all trading decisions on behalf of the Trust.  The Managing Owner receives monthly brokerage commissions of 0.583 of 1% of the Trust’s Net Assets (which is reduced to 0.541 of 1%, 0.5 of 1% or 0.458 of 1% of Net Assets for Unitholders who invest amounts of $100,000, $500,000 or $1,000,000 or more, respectively, in the Trust and to 0.33 of 1% for Unitholders who invest through selling agent fee-based accounts) and an annual profit share of 20% of any new trading profit as defined.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners

The Trust knows of no person who owns beneficially more than 5% of the Units.  All of the Trust’s managing owner interest is held by the Managing Owner.

(b)   Security Ownership of Management

Under the terms of the Trust Agreement, the Trust’s affairs are managed by the Managing Owner, which has discretionary authority over the Trust’s trading.  The Managing Owner’s managing owner interest was valued at $5,290,389 as of December 31, 2006, 1.09% of the Trusts’ total capital.

(c)   Changes in Control

None.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13.   Certain Relationships and Related Transactions

See “Item 11.  Executive Compensation” and “Item 12.  Security Ownership of Certain Beneficial Owners and Management.”  The Trust allocated to the Managing Owner $30,857,253 in brokerage fees and allocated $114,672 in profit share to the New Profits Memo Account for the year ended  December 31, 2006.  The Managing Owner’s managing owner interest showed an allocation of income of $643,770 for the year ended December 31, 2006.  The Managing Owner has paid certain administrative expenses to third-parties on behalf of the Trust, related to legal, accounting, auditing, printing, postage and similar administrative expenses, and has been or will be reimbursed without interest by the Trust.  At December 31, 2006, the Trust owed the Managing Owner $108,586 in connection with expenses paid on the Trust’s behalf.  The Trust is prohibited from making any loans.

Item 14.   Principal Accountant Fees and Services

(1)           Audit Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Trust’s financial statements and reviews of the financial statements included in the quarterly reports on Form 10-Q and in connection with the statutory and regulatory filings for the years ended December 31, 2006 and 2005 were approximately $93,000 and $52,200, respectively.

(2)           Audit-Related Fees

There were no fees for assurance and related services rendered by Deloitte & Touche LLP for the years ended December 31, 2006 and 2005.

(3)           Tax Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP for tax compliance, advice or planning services rendered by Deloitte & Touche LLP for the benefit of the Trust for the years ended December 31, 2006 and 2005 was approximately $44,720 and 45,000, respectively.

(4)           All Other Fees

None

(5)           Pre-Approval Policies

The board of directors of the Managing Owner pre-approves the engagement of the Trust’s auditor for all services to be provided by the auditor.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)(1)   Financial Statements

The following are included with the 2006 Report of Independent Registered Public Accounting Firm, a copy of which is filed herewith as Exhibit 13.01.

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

Designation          Description

13.01               2006 Report of Independent Registered Public Accounting Firm

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

3.03                                                   Form of Third Amended and Restated Declaration and Agreement of Trust of Registrant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2007.

GLOBAL MACRO TRUST

By: Millburn Ridgefield Corporation,
Managing Owner

By: /s/ Harvey Beker
Harvey Beker
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Managing Owner of the Registrant in the capacities and on the date indicated.

Signature	Title with Managing Owner	Date

/s/ Harvey Beker	Co-Chief	March 30, 2007
Harvey Beker	Executive Officer and Director
(Principal Executive Officer)

/s/ George E. Crapple	Co-Chief Executive	March 30, 2007
George E. Crapple	Officer and Director
(Principal Executive Officer)

/s/ Gregg Buckbinder	Chief Financial and Operating Officer	March 30, 2007
Gregg Buckbinder	(Principal Financial Officer)

/s/ Tod A. Tanis	Vice President	March 30, 2007
Tod A. Tanis	(Principal Accounting Officer)

(Being the principal executive officers, the principal financial officer and principal accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

Millburn Ridgefield Corporation

Managing Owner of Registrant

March 30, 2007

By /s/ Harvey Beker
Harvey Beker
Co-Chief Executive Officer

EXHIBIT INDEX

The following exhibits are included herewith.

Designation	Description

13.01	2006 Report of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Executive Officer

32.3	Section 1350 Certification of Principal Financial Officer

The following exhibit is incorporated by reference from the exhibit of the same number and description filed with the Trust’s Registration Statement (File No. 333-67072) filed on August 8, 2001 on Form S-1 under the Securities Act of 1933.

3.01	Certificate of Trust of Registrant

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