Form 10-Q
period 2007-03-31
GLOBAL MACRO TRUST
filed 2007-05-15
CIK 1145765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: March 31, 2007

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
Yes ☐ No ☒

Global Macro Trust
Financial statements
For the three months ended March 31, 2007 and 2006 (unaudited)

(a) At March 31, 2007 (unaudited) and December 31, 2006

(b) For the three months ended March 31, 2007 and 2006 (unaudited)

PART 1. FINANANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Global Macro Trust
Statements of Financial Condition

	March 31	December 31
	2007	2006
	(UNAUDITED)
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes−at market value
(amortized cost $138,753,342 and $122,728,945)	$138,794,353	$122,680,398
Net unrealized appreciation on open futures and
forward currency contracts	22,140,155	29,307,511
Due from brokers	17,154,986	20,542,993
Cash denominated in foreign currencies (cost $4,217,433
and $9,510,728)	4,238,373	9,513,915
Total equity in trading accounts	182,327,867	182,044,817

INVESTMENTS IN U.S. TREASURY NOTES−at market value
(amortized cost $290,015,271 and $305,987,961)	289,982,909	305,893,877
CASH AND CASH EQUIVALENTS	33,500,664	16,282,193
ACCRUED INTEREST RECEIVABLE	3,283,313	2,905,505
TOTAL	$509,094,753	$507,126,392

LIABILITIES AND TRUST CAPITAL
LIABILITIES:
Subscriptions by Unitholders received in advance	$9,283,810	$4,388,200
Due to Managing Owner	172,084	186,501
Accrued brokerage fees	2,659,328	2,676,415
Redemptions payable to Unitholders	6,989,580	13,930,317
Accrued expenses	151,147	121,600
Total liabilities	19,255,949	21,303,033

TRUST CAPITAL:
Managing Owner interest (5,178.256 and 5,086.375 units outstanding)	5,431,936	5,290,389
Unitholders (461,786.322 and 462,004.829 units outstanding)	484,406,868	480,532,970
Total trust capital	489,838,804	485,823,359

TOTAL	$509,094,753	$507,126,392

NET ASSET VALUE PER UNIT OUTSTANDING	$1,048.98	$1,040.10

See notes to financial statements

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
March 31, 2007

FUTURES AND FORWARD CURRENCY CONTRACTS	% of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Grains	(0.89)%	$(4,365,898)
Interest rates	(0.11)	(562,517)
Livestock	(0.10)	(466,020)
Metals	0.04	187,632
Softs	0.07	323,390
Stock indices	1.87	9,176,632
Total long futures contracts	0.88	4,293,219
Short futures contracts:
Energies	(0.68)	(3,306,907)
Grains	0.07	319,900
Interest rates	1.46	7,162,347
Livestock	(0.01)	(49,040)
Metals	(0.01)	(32,400)
Softs	0.09	438,336
Total short futures contracts	0.92	4,532,236
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	1.80	8,825,455
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	2.86	13,987,442
Total short forward currency contracts	(0.14)	(672,742)
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	2.72	13,314,700

TOTAL	4.52%	$22,140,155

 (Continued)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
March 31, 2007

U.S. Treasury Notes

Face Amount	Description	% of Trust Capital	Value

$108,260,000	U.S. Treasury notes, 3.125%, 05/15/07	22.05%	$108,006,266
108,260,000	U.S. Treasury notes, 2.750%, 08/15/07	21.91	107,346,556
108,260,000	U.S. Treasury notes, 3.000%, 11/15/07	21.83	106,940,581
108,260,000	U.S. Treasury notes, 3.000%, 02/15/08	21.74	106,483,859
	Total investments in U.S. Treasury notes
	(amortized cost $428,768,613)	87.53%	$428,777,262

(Concluded)

See notes to financial statements

Global Macro Trust
Condensed Schedule of Investments
December 31, 2006

FUTURES AND FORWARD CURRENCY CONTRACTS	% of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Grains	0.25%	$1,212,880
Interest rates	(0.75)	(3,654,815)
Metals	(0.08)	(409,050)
Softs	-	21,075
Stock indices	1.41	6,840,146
Total long futures contracts	0.83	4,010,236
Short futures contracts:
Energies	0.55	2,666,468
Interest rates	1.61	7,798,777
Livestock	-	5,160
Metals	-	(13,463)
Softs	(0.16)	(736,185)
Total short futures contracts	2.00	9,720,757
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	2.83	13,730,993
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	2.49	12,121,308
Total short forward currency contracts	0.71	3,455,210
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	3.20	15,576,518

TOTAL	6.03%	$29,307,511

(Continued)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2006

U.S. Treasury Notes

Face Amount	Description	% of Trust Capital	Value

$108,260,000	U.S. Treasury notes, 2.250%, 02/15/07	22.21%	$107,904,772
108,260,000	U.S. Treasury notes, 3.125%, 05/15/07	22.13	107,498,797
108,260,000	U.S. Treasury notes, 2.750%, 08/15/07	21.97	106,754,509
108,260,000	U.S. Treasury notes, 3.000%, 11/15/07	21.90	106,416,197
	Total investments in U.S. Treasury notes
	(amortized cost $428,716,906)	88.21%	$428,574,275

(Concluded)

See notes to financial statements

Global Macro Trust
Statements of Operations (UNAUDITED)

	For the three months ended
	March 31	March 31
	2007	2006
INVESTMENT INCOME:
Interest income	$5,902,619	$4,298,909

EXPENSES:
Brokerage fees	8,290,900	7,401,572
Administrative expenses	421,205	381,191
Custody fees	18,133	15,944
Total expenses	8,730,238	7,798,707

NET INVESTMENT LOSS	(2,827,619)	(3,499,798)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	14,500,766	13,214,953
Foreign exchange translation	(46,765)	(16,515)
Net change in unrealized
Futures and forward currency contracts	(7,167,356)	23,026,134
Foreign exchange translation	17,753	120,133
Net gains (losses) from U.S. Treasury notes:
Net change in unrealized	151,280	(215,452)
TOTAL NET REALIZED AND UNREALIZED GAINS	7,455,678	36,129,253

NET INCOME	4,628,059	32,629,455
LESS PROFIT SHARE TO MANAGING OWNER	5,285	2,368,345
NET INCOME AFTER PROFIT SHARE TO MANAGING OWNER	$4,622,774	$30,261,110

NET INCOME AFTER PROFIT SHARE TO MANAGING OWNER
PER UNIT OUTSTANDING	$8.88	$71.36

See notes to financial statements

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the three months ended March 31, 2007:

			New Profit
	Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Trust capital at
January 1, 2007	$480,532,970	462,004.829	$-	-	$5,290,389	5,086.375	$485,823,359	467,091.204
Subscriptions	20,737,700	19,983.798	-	-	-	-	20,737,700	19,983.798
Redemptions	(21,350,314)	(20,433.520)	-	-	-	-	(21,350,314)	(20,433.520)
Addt'l units allocated *	-	231.215	-	0.054	-	86.832	-	318.101
Net income	4,486,512	-	11	-	136,251	-	4,622,774	-
Managing Owner's allocation:
New Profit-Accrued	-	-	5,285	4.995	-	-	5,285	4.995
Trust capital at
March 31, 2007	$484,406,868	461,786.322	$5,296	5.049	$5,426,640	5,173.207	$489,838,804	466,964.578

Net asset value per unit outstanding at
at March 31, 2007:			$1,048.98

* Additional units are issued to Unitholders who are charged less than a 7% brokerage fee

See notes to financial statements

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the three months ended March 31, 2006:

			New Profit
	Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Trust capital at
January 1, 2006	$401,256,659	410,247.372	$-	-	$4,646,863	4,750.953	$405,903,522	414,998.325
Subscriptions	18,152,774	17,851.091	-	-	-	-	18,152,774	17,851.091
Redemptions	(18,759,084)	(18,091.936)	-	-	-	-	(18,759,084)	(18,091.936)
Addt'l units allocated *	-	172.439	-	0.303	-	107.069	-	279.811
Net income	29,809,038		688	-	451,384		30,261,110	-
Managing Owner's allocation:
New Profit-Accrued	-	-	2,368,345	2,257.123	-	-	2,368,345	2,257.123
Trust capital at
March 31, 2006	$430,459,387	410,178.966	$2,369,033	2,257.426	$5,098,247	4,858.022	$437,926,667	417,294.414

Net asset value per unit outstanding at
at March 31, 2006:			$1,049.44

* Additional units are issued to Unitholders who are charged less than a 7% brokerage fee

See notes to financial statements

Global Macro Trust
Statements of Financial Highlights (UNAUDITED)

For the three months ended March 31	2007	2006

Net income (loss) from operations:
Net investment loss	$(6.18)	$(8.52)
Net realized and unrealized gains on
trading of futures and forward currency contracts	14.75	86.09
Net gains (losses) from U.S. Treasury
obligations	0.32	(0.51)
Profit share allocated to Managing Owner	(0.01)	(5.70)
Net gains per unit	$8.88	$71.36

Net asset value per unit,
beginning of period	1,040.10	978.08

Net asset value per unit,
end of period	$1,048.98	$1,049.44

Total return and ratios for the three months ended March 31:

	2007	2006

RATIOS TO AVERAGE CAPITAL:

Net investment loss (a)	(2.37)%	(3.28)%

Total expenses (a)	7.17%	7.22%
Profit share allocation (b)	0.00	0.55
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	7.17%	7.77%

Total return before profit share allocation (b)	0.85%	7.88%
Profit share allocation (b)	0.00	(0.58)
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	0.85%	7.30%

(a) annualized

(b) not annualized

See notes to financial statements

NOTES TO FINANCIAL STATEMENTS (unaudited)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Global Macro Trust’s (the “Trust”) financial condition at March 31, 2007 (unaudited) and December 31, 2006 and the results of its operations for the three months ended March 31, 2007 and 2006 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006. The December 31, 2006 information has been derived from the audited financial statements as of December 31, 2006.

Unitholders who redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' Net Asset Value as of the date of redemption. All redemption charges will be paid to the Managing Owner. At March 31, 2007, $11,538 of redemption charges was owed to the Managing Owner (and is included in “Due to Managing Owner” in the statements of financial condition).

Recently Issued Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Trust recognize in its financial statements the impact of a tax position, and if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  The Managing Owner of the Trust has evaluated the impact of adopting FIN 48 on the Trust’s financial statements. In the Managing Owner’s opinion, the adoption of FIN 48 has no impact on the Trust. The Trust’s tax position, as it is treated as a partnership for federal income tax purposes, is based on established tax precedent for tax treatment of investment partnerships as flow-through entities.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Trust is currently evaluating the impact of adopting SFAS No. 157 on its financial statements. At this time, the impact to the Trust’s financial statements has not been determined.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to Item 1, "Financial Statements". The information contained therein is essential to, and should be read in connection with, the following analysis.

OPERATIONAL OVERVIEW

Due to the nature of the Trust's business, its results of operations depend on Millburn Ridgefield Corporation’s (the “Managing Owner”) ability to recognize and capitalize on trends and other profit opportunities in different sectors of the global capital and commodity markets. The Managing Owner's trading methods are confidential, so that substantially the only information that can be furnished regarding the Trust's results of operations is contained in the performance record of its trading. Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Trust, and its past performance is not necessarily indicative of future results. The Managing Owner believes, however, that there are certain market conditions, for example, markets with strong price trends, in which the Trust has a better likelihood of being profitable than in others.

LIQUIDITY AND CAPITAL RESOURCES

The Trust raises additional capital only through the sale of its Units. Trust capital may also be increased by trading profits, if any. The Trust does not engage in borrowing. Units may be offered for sale as of the beginning of each month.

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

There have been no material changes with respect to the Trust's critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Trust's Annual Report on Form 10-K for fiscal year 2006.

PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three months ended March 31, 2007 and 2006. Profit share earned (from Unitholders' redemptions) is credited to the New Profit memo account as defined in the Trust’s Trust Agreement.

Three months ended:	Mar 31, 2007	Mar 31, 2006

Profit share earned	$5,285	$26,328
Profit share accrued	-	2,342,017
Total profit share	$5,285	$2,368,345

RESULTS OF OPERATIONS

During its operations for the three months ending March 31, 2007, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

Due to the nature of the Trust’s trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Period ended March 31, 2007

Month Ending:	Total Trust Capital

March 31, 2007	$489,838,804
December 31, 2006	485,823,359

Three Months
Change in Trust Capital	$4,015,445
Percent Change	0.83%

THREE MONTHS ENDED MARCH 31, 2007

The increase in the Trust’s net assets of $4,015,445 for the three months ended March 31, 2007 was attributable to subscriptions of $20,737,700 and net income (before profit share) of $4,628,059 which was partially offset by redemptions of $21,350,314.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three months ended March 31, 2007 increased $889,328 relative to the corresponding period in 2006.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the three months ended March 31, 2007 increased $1,603,710 relative to the corresponding period in 2006. This increase was due predominantly to an increase in short-term Treasury yields.

The Trust experienced net realized and unrealized gains of $7,455,678 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $8,290,900, administrative expenses of $421,205, custody fees of $18,133 and accrued profit share to the Managing Owner of $5,285 were incurred. Interest income of $5,902,619 partially offset the Trust's expenses resulting in net income of $4,622,774. An analysis of the trading gain (loss) by sector is as follows:

% GAIN
SECTOR	(LOSS)
Currencies	1.33%
Energies	-1.51%
Grains	-0.16%
Interest Rates	0.95%
Livestock	-0.12%
Metals	0.78%
Softs	0.24%
Stock Indices	-0.05%
TOTAL	1.46%

Management Discussion - 2007

The Trust's net asset value per unit increased 0.85% for the three months ended March 31, 2007. Trading of interest rate, currency and metals futures was profitable, and to a lesser extent soft commodity futures. On the other hand, losses were sustained in trading energy, grain, stock indices and livestock futures. Prices were quite volatile during the period, and the Trust posted gains in January and March, but suffered a loss in February.

Profits from currency trading derived primarily from shorting the U.S. dollar against currencies with higher interest rates, such as the Brazilian real, the Indian rupee, and the Turkish lira. Long British sterling positions against the low yielding Swiss and Swedish currencies, and a short euro trade versus the Hungarian forint were also profitable.

Market interest rates rose during the quarter as Central Banks worldwide, including England, Japan, China, India, the ECB, Norway and Switzerland, used official interest rate increases and quantitative measures to tighten monetary policy. Consequently, solid profits were generated by short positions in British, German, Australian, and Swiss notes and bonds, and from a short position in British short rates. With inflation still virtually nonexistent in Japan, a long position in Japanese government bonds was also profitable.

Continuing strong worldwide demand for base metals pushed prices higher, producing profits on long nickel, lead and tin positions. Nickel prices were also boosted by labor unrest at Canadian mines that produce a significant amount of the world’s supply at a time when inventories are at multi-year lows. On the other hand, a long zinc trade was unprofitable.

Stock markets worldwide were highly volatile throughout the January-March period. The Trust maintained long positions in its U.S., European, Asian, and South African stock indices, and there was a marginal loss for the quarter. Strong worldwide growth, attractive corporate profits, and heavy and high profile merger and acquisition activity underpinned equity index prices. However, there were significant, albeit short-lived, stock sell-offs late in February and again late in March. The first occurred when reports, which were later denied, surfaced that Chinese officials were considering new taxes on capital gains and new restrictions on the use of borrowed funds for stock investing. The second happened due to protectionism concerns when the U.S. Commerce Department imposed tariffs on Chinese glossy paper.

Energy prices were extremely volatile during the quarter. For example, crude prices briefly fell below $50 per barrel in January before recovering to end the month near $58 per barrel. Thereafter, crude vacillated in a range between $56 and $63 per barrel. On balance, short positions across the energy complex resulted in losses.

Trading in grains, soft commodities and livestock in the aggregate produced minimal profit/loss impact during the quarter.

Period ended March 31, 2006
TOTAL TRUST
MONTH ENDING:	CAPITAL
March 31, 2006	$437,926,667
December 31, 2005	405,903,522

THREE MONTHS
Change in Trust Capital	$32,023,145
Percent Change	7.89%

THREE MONTHS ENDED MARCH 31, 2006

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

The Trust experienced net realized and unrealized gains of $36,129,253 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $7,401,572, administrative expenses of $381,191, custody fees of $15,944 and an accrued profit share to the Managing Owner of $2,368,345 were incurred. Interest income of $4,298,909 partially offset the Trust's expenses resulting in net income after profit share to managing owner of $30,261,110. An analysis of the trading gain (loss) by sector is as follows:

% GAIN
SECTOR	(LOSS)
Currencies	-3.55%
Energies	-0.27%
Grains	-0.44%
Interest Rates	2.68%
Livestock	0.03%
Metals	3.89%
Softs	0.55%
Stock Indices	5.93%
TOTAL	8.82%

Management Discussion - 2006

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

The Trust's risk exposure in the various market sectors traded by the Managing Owner is quantified below in terms of Value at Risk. Due to the Trust's mark- to-market accounting, any loss in the fair value of the Trust's open positions is directly reflected in the Trust's earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

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

The Trust's Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Trust open positions by market category for each quarter-end during the period ended March 31, 2007. During the three months ended March 31, 2007, the Trust average total capitalization was approximately $486,562,000.

	Average		Highest	Lowest
	Value	% of Average	Value	Value
Market Sector	at Risk	Capitalization	at Risk	at Risk
Currencies	$18.3	3.8%	$18.3	$18.3
Energies	3.5	0.7%	3.5	3.5
Grains	2.1	0.4%	2.1	2.1
Interest rates	12.4	2.5%	12.4	12.4
Livestock	0.5	0.1%	0.5	0.5
Metals	5.8	1.2%	5.8	5.8
Softs	3.8	0.8%	3.8	3.8
Stock indices	20.1	4.1%	20.1	20.1

Total	$66.5	13.6%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the three months ended March 31, 2007. Average capitalization is the average of the Trust capitalization at the end of each of the three months ended March 31, 2007. Dollar amounts represent millions of dollars.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings - None

ITEM 1A. Risk Factors.

There are no material changes from risk factors as previously disclosed in Form 10-K, filed March 30, 2007.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Pursuant to the Trust's Declaration of Trust and Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and   Units are not reissued once redeemed.

The following table summarizes the redemptions by Unitholders during the three months ended March 31, 2007:

Date of Redemption	Units Redeemed	NAV per Unit

January 31, 2007	8,131.423	$1,058.04
February 28, 2007	5,627.882	1,020.96
March 31, 2007	6,674.215	1,048.98
Total	20,433.520

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

3.03 Form of Third Amended Amended and Restated Declaration and Agreement of Trust of Registrant

The following exhibits are incorporated by reference from the exhibits of the same number and description filed with the Trust's 2002 Annual Report filed on March 31, 2003 on Form 10-K under the Securities and Exchange Act of 1934.

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

Date: May 14, 2007

/s/ Tod A. Tanis
Tod A. Tanis
Vice-President (principal accounting officer)