Form 10-Q
period 2007-06-30
GLOBAL MACRO TRUST
filed 2007-08-13
CIK 1145765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: June 30, 2007

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
Yes ☐ No ☒

Global Macro Trust
Financial statements
For the three and six months ended June 30, 2007 and 2006 (unaudited)

(a) At June 30, 2007 (unaudited) and December 31, 2006

(b) For the three and six months ended June 30, 2007 and 2006 (unaudited)

(c) For the six months ended June 30, 2007 and 2006 (unaudited)

PART 1. FINANANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Global Macro Trust
Statements of Financial Condition

	June 30
	2007	December 31
	(UNAUDITED)	2006
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes−at market value
(amortized cost $145,917,670 and $122,728,945)	$145,951,625	$122,680,398
Net unrealized appreciation on open futures and
forward currency contracts	27,822,638	29,307,511
Due from brokers	6,304,409	20,542,993
Cash denominated in foreign currencies (cost $6,652,373
and $9,510,728)	6,669,764	9,513,915
Total equity in trading accounts	186,748,436	182,044,817

INVESTMENTS IN U.S. TREASURY NOTES−at market value
(amortized cost $397,915,365 and $305,987,961)	397,916,219	305,893,877
CASH AND CASH EQUIVALENTS	49,012,502	16,282,193
ACCRUED INTEREST RECEIVABLE	3,955,239	2,905,505
TOTAL	$637,632,396	$507,126,392

LIABILITIES AND TRUST CAPITAL
LIABILITIES:
Subscriptions by Unitholders received in advance	$18,190,688	$4,388,200
Due to Managing Owner	141,576	186,501
Accrued brokerage fees	3,264,261	2,676,415
Redemptions payable to Unitholders	3,564,143	13,930,317
Accrued expenses	14,904	121,600
Total liabilities	25,175,572	21,303,033

TRUST CAPITAL (NET ASSETS):
Managing Owner interest (19,947.829 and 5,086.375 units outstanding)	24,443,488	5,290,389
Unitholders (479,866.738 and 462,004.829 units outstanding)	588,013,336	480,532,970
Total trust capital (net assets)	612,456,824	485,823,359

TOTAL	$637,632,396	$507,126,392

NET ASSET VALUE PER UNIT OUTSTANDING	$1,225.37	$1,040.10

See notes to financial statements

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
June 30, 2007

FUTURES AND FORWARD CURRENCY CONTRACTS	% of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	0.02%	$148,460
Grains	0.17	1,011,792
Metals	(0.24)	(1,486,262)
Softs	0.11	667,540
Stock indices	0.40	2,489,142
Total long futures contracts	0.46	2,830,672
Short futures contracts:
Energies	0.14	860,630
Interest rates	2.01	12,303,934
Livestock	0.03	191,970
Metals	0.07	406,825
Softs	(0.25)	(1,488,222)
Total short futures contracts	2.00	12,275,137
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	2.46	15,105,809
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.78	10,878,233
Total short forward currency contracts	0.30	1,838,596
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	2.08	12,716,829

TOTAL	4.54%	$27,822,638

(Continued)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
June 30, 2007

U.S. Treasury Notes

Face Amount	Description	% of Trust Capital	Value

$137,400,000	U.S. Treasury notes, 2.750%, 08/15/2007	22.38%	$137,077,968
137,400,000	U.S. Treasury notes, 3.000%, 11/15/2007	22.28	136,455,375
137,400,000	U.S. Treasury notes, 3.000%, 02/15/2008	22.16	135,725,438
137,400,000	U.S. Treasury notes, 2.625%, 05/15/2008	21.98	134,609,063
	Total investments in U.S. Treasury notes
	(amortized cost $543,833,035)	88.80%	$543,867,844

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

(Continued)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2006

U.S. Treasury Notes

Face Amount	Description	% of Trust Capital	Value

$108,260,000	U.S. Treasury notes, 2.250%, 02/15/2007	22.21%	$107,904,772
108,260,000	U.S. Treasury notes, 3.125%, 05/15/2007	22.13	107,498,797
108,260,000	U.S. Treasury notes, 2.750%, 08/15/2007	21.97	106,754,509
108,260,000	U.S. Treasury notes, 3.000%, 11/15/2007	21.90	106,416,197
	Total investments in U.S. Treasury notes
	(amortized cost $428,716,906)	88.21%	$428,574,275

(Concluded)
See notes to financial statements

Global Macro Trust
Statements of Operations (UNAUDITED)

	For the three months ended
	June 30	June 30
	2007	2006
INVESTMENT INCOME:
Interest income	$6,536,211	$5,091,348
EXPENSES:
Brokerage fees	9,757,883	7,683,483
Administrative expenses	446,356	390,493
Custody fees	21,226	16,712
Total expenses	10,225,465	8,090,688

NET INVESTMENT LOSS	(3,689,254)	(2,999,340)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	101,024,940	(15,405,955)
Foreign exchange translation	26,578	(492,248)
Net change in unrealized:
Futures and forward currency contracts	5,682,483	(6,007,210)
Foreign exchange translation	(3,549)	(39,847)
Net gains (losses) from U.S. Treasury notes:
Net change in unrealized	26,160	(184,278)
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)	106,756,612	(22,129,538)

NET INCOME (LOSS)	103,067,358	(25,128,878)
LESS PROFIT SHARE TO MANAGING OWNER	17,777,767	(2,253,673)
NET INCOME (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER	$85,289,591	$(22,875,205)

NET INCOME (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER
PER UNIT OUTSTANDING	$176.39	$(51.35)

(Continued)

Global Macro Trust
Statements of Operations (UNAUDITED)

	For the six months ended
	June 30	June 30
	2007	2006
INVESTMENT INCOME:
Interest income	$12,438,830	$9,390,257

EXPENSES:
Brokerage fees	18,048,783	15,085,055
Administrative expenses	867,561	771,684
Custody fees	39,359	32,656
Total expenses	18,955,703	15,889,395

NET INVESTMENT LOSS	(6,516,873)	(6,499,138)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	115,525,706	(2,191,002)
Foreign exchange translation	(20,187)	(508,763)
Net change in unrealized:
Futures and forward currency contracts	(1,484,873)	17,018,924
Foreign exchange translation	14,204	80,286
Net gains (losses) from U.S. Treasury notes:
Net change in unrealized	177,440	(399,730)
TOTAL NET REALIZED AND UNREALIZED GAINS	114,212,290	13,999,715

NET INCOME	107,695,417	7,500,577
LESS PROFIT SHARE TO MANAGING OWNER	17,783,052	114,672
NET INCOME AFTER PROFIT SHARE TO MANAGING OWNER	$89,912,365	$7,385,905

NET INCOME AFTER PROFIT SHARE TO MANAGING OWNER
PER UNIT OUTSTANDING	$185.27	$20.01

(Concluded)
See notes to financial statements

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the six months ended June 30, 2007:

			New Profit
	Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Trust capital at
January 1, 2007	$480,532,970	462,004.829	$-	-	$5,290,389	5,086.375	$485,823,359	467,091.204
Subscriptions	56,494,079	51,757.520	-	-	-	-	56,494,079	51,757.520
Redemptions	(37,556,031)	(34,333.583)	-	-	-	-	(37,556,031)	(34,333.583)
Addt'l units allocated *	-	437.972	-	3.668	-	335.223	-	776.863
Net income	88,542,318	-	16,955	-	1,353,092	-	89,912,365	-
Managing Owner's allocation:
New Profit-Accrued	-	-	17,783,052	14,522.563	-	-	17,783,052	14,522.563
Transfer of New Profit Memo Account to Managing Owner	-	-	-	-	-	-	-	-
Trust capital at
June 30, 2007	$588,013,336	479,866.738	$17,800,007	14,526.231	$6,643,481	5,421.598	$612,456,824	499,814.567

Net asset value per unit outstanding at at June 30, 2007:			$1,225.37

(Continued)
*	Additional units are issued to Unitholders who are charged less than a 7% brokerage fee

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the six months ended June 30, 2006:

			New Profit
	Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Trust capital at January 1, 2006	$401,256,659	410,247.372	$-	-	$4,646,863	4,750.953	$405,903,522	414,998.325
Subscriptions	65,938,772	63,482.613	-	-	-	-	65,938,772	63,482.613
Redemptions	(29,995,579)	(28,936.867)	-	-	-	-	(29,995,579)	(28,936.867)
Addt'l units allocated *	-	387.063	-	0.905	-	165.529	-	553.497
Net income (loss)	7,131,906		(6,280)	-	260,279		7,385,905	-
Managing Owner's allocation:
New Profit-Accrued	-	-	114,672	107.694	-	-	114,672	107.694
Trust capital at June 30, 2006	$444,331,758	445,180.181	$108,392	108.599	$4,907,142	4,916.482	$449,347,292	450,205.262

Net asset value per unit outstanding at at June 30, 2006:			$998.09

(Concluded)

*	Additional units are issued to Unitholders who are charged less than a 7% brokerage fee

See notes to financial statements

Global Macro Trust
Statements of Financial Highlights (UNAUDITED)

For the three months ended June 30	2007	2006

Net income (loss) from operations:
Net investment loss	$(7.88)	$(7.05)
Net realized and unrealized gains (losses) on
trading of futures and forward currency contracts	221.55	(49.09)
Net gains (losses) from U.S. Treasury
obligations	0.05	(0.42)
Profit share allocated to Managing Owner	(37.33)	5.21
Net income (loss) per unit	$176.39	$(51.35)

Net asset value per unit,
beginning of period	1,048.98	1,049.44
Net asset value per unit,
end of period	$1,225.37	$998.09

Total return and ratios for the three months ended June 30:

	2007	2006

RATIOS TO AVERAGE CAPITAL:
Net investment loss (a)	(2.68)%	(2.72)%
Total expenses (a)	7.29%	7.22%
Profit share allocation (b)	3.17	(0.50)
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	10.46%	6.72%
Total return before profit share allocation (b)	20.37%	(5.39)%
Profit share allocation (b)	(3.55)	0.50
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	16.82%	(4.89)%

(Continued)

(a) annualized

(b) not annualized

Global Macro Trust
Statements of Financial Highlights (UNAUDITED)

For the six months ended June 30:	2007	2006

Net income (loss) from operations:
Net investment loss	$(14.08)	$(15.54)
Net realized and unrealized gains on
trading of futures and forward currency contracts	236.70	36.75
Net gains (losses) from U.S. Treasury
obligations	0.37	(0.93)
Profit share allocated to Managing Owner	(37.72)	(0.27)
Net income per unit	$185.27	$20.01

Net asset value per unit,
beginning of period	1,040.10	978.08

Net asset value per unit,
end of period	$1,225.37	$998.09

Total return and ratios for the six months ended June 30:

	2007	2006

RATIOS TO AVERAGE CAPITAL:
Net investment loss (a)	(2.54)%	(3.00)%
Total expenses (a)	7.24%	7.22%
Profit share allocation (b)	3.40	0.03
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	10.64%	7.25%
Total return before profit share allocation (b)	21.44%	2.07%
Profit share allocation (b)	(3.63)	(0.02)
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	17.81%	2.05%

(Concluded)

(a) annualized

(b) not annualized

See notes to financial statements

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Global Macro Trust’s (the “Trust”) financial condition at June 30, 2007 (unaudited) and December 31, 2006 and the results of its operations for the three and six months ended June 30, 2007 and 2006 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006. The December 31, 2006 information has been derived from the audited financial statements as of December 31, 2006.

The Trust pays all routine expenses, such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee's fees, the charges of an outside accounting services agency and the expenses of updating the Prospectus), as well as extraordinary costs. At June 30, 2007, Millburn Ridgefield Corporation (the “Managing Owner”) is owed $141,161 from the Trust in connection with such expenses it has paid on the Trust's behalf (and is included in "Due to Managing Owner" in the statements of financial condition).

Unitholders who redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' Net Asset Value as of the date of redemption. All redemption charges will be paid to the Managing Owner. At June 30, 2007, $415 of redemption charges was owed to the Managing Owner (and is included in “Due to Managing Owner” in the statements of financial condition).

Recently Issued Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Trust recognize in its financial statements the impact of a tax position, and if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. In the Managing Owner’s opinion, the adoption of FIN 48 had no impact on the Trust. The Trust’s tax position, as it is treated as a partnership for federal income tax purposes, is based on established tax precedent for tax treatment of investment partnerships as flow-through entities.

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

PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and six months ended June 30, 2007 and 2006. Profit share earned (from Unitholders' redemptions) is credited to the New Profit memo account as defined in the Trust’s Trust Agreement.

	Three months ended:
	Jun 30, 2007	Jun 30, 2006

Profit share earned	$221,903	$88,344
Reversal of profit share (1)	0	(2,342,017)
Profit share accrued (2)	17,555,864	0
Total profit share	$17,777,767	$(2,253,673)

	Six months ended:
	Jun 30, 2007	Jun 30, 2006

Profit share earned	$227,188	$114,672
Profit share accrued (2)	17,555,864	0
Total profit share	$17,783,052	$114,672

(1) At April 1

(2) At June 30

RESULTS OF OPERATIONS

During its operations for the three and six months ending June 30, 2007, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

Due to the nature of the Trust’s trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Periods ended June 30, 2007

Total Trust
Month Ending:	Capital

June 30, 2007	$612,456,824
March 31, 2007	489,838,804
December 31, 2006	485,823,359

	Three Months	Six Months
Change in Trust Capital	$122,618,020	$126,633,465
Percent Change	25.03%	26.07%

THREE MONTHS ENDED JUNE 30, 2007

The increase in the Trust’s net assets of $122,618,020 for the three months ended June 30, 2007 was attributable to subscriptions of $35,756,379 and net income (before profit share) of $103,067,358 which was partially offset by redemptions of $16,205,717.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three months ended June 30, 2007 increased $2,074,400 relative to the corresponding period in 2006.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the three months ended June 30, 2007 increased $1,444,863 relative to the corresponding period in 2006. This increase was due predominantly to an increase in net assets and short-term Treasury yields.

The Trust experienced net realized and unrealized gains of $106,756,612 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $9,757,883, administrative expenses of $446,356, custody fees of $21,226 and accrued profit share to the Managing Owner of $17,777,767 were incurred. Interest income of $6,536,211 partially offset the Trust's expenses resulting in net income of $85,289,591. An analysis of the trading gain (loss) by sector is as follows:

% GAIN
SECTOR	(LOSS)
Currencies	7.82%
Energies	0.25%
Grains	-0.09%
Interest Rates	6.68%
Livestock	-0.01%
Metals	0.00%
Softs	0.37%
Stock Indices	6.38%
TOTAL	21.40%

SIX MONTHS ENDED JUNE 30, 2007

The increase in the Trust’s net assets of $126,633,465 for the six months ended June 30, 2007 was attributable to subscriptions of $56,494,079 and net income (before profit share) of $107,695,417 which was partially offset by redemptions of $37,556,031.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the six months ended June 30, 2007 increased $2,963,728 relative to the corresponding period in 2006.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the six months ended June 30, 2007 increased $3,048,573 relative to the corresponding period in 2006. This increase was due predominantly to an increase in net assets and short-term Treasury yields.

The Trust experienced net realized and unrealized gains of $114,212,290 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $18,048,783, administrative expenses of $867,561, custody fees of $39,359 and accrued profit share to the Managing Owner of $17,783,052 were incurred. Interest income of $12,438,830 partially offset the Trust's expenses resulting in net income of $89,912,365. An analysis of the trading gain (loss) by sector is as follows:

% GAIN
SECTOR	(LOSS)
Currencies	9.39%
Energies	-1.26%
Grains	-0.25%
Interest Rates	7.69%
Livestock	-0.13%
Metals	0.78%
Softs	0.61%
Stock Indices	6.33%
TOTAL	23.16%

MANAGEMENT DISCUSSION - 2007

Three months ended June 30, 2007
The Trust's net asset value per unit increased 16.82% for the three months ended June 30, 2007. Significant profits were registered from trading of interest rate and stock index futures and currency forwards. Trading of non-financial markets did not have a material impact on the quarterly return.

Robust worldwide economic growth, abundant worldwide liquidity, and corporate buyouts and buybacks supported global equity markets. Consequently, long positions in European, Asian, U.S., Australian, Canadian and South African equity futures were profitable.

Global interest rates moved higher throughout the quarter. Strong growth, inflation concerns, reserve diversification away from government securities by sovereign wealth funds, and tighter monetary policies—for example, in China, India, Europe, and the United Kingdom—contributed to upward pressure on interest rates. Short positions in European, Australian, Canadian and U.S. interest rates futures were profitable.

In the currency sector, the so-called carry trade, where high yielding currencies are purchased and low yielding currencies are sold produced gains. Also, strong international economic growth relative to weakening U.S. growth contributed to a dollar decline, bringing good returns on short dollar positions.

Energy prices were volatile reflecting geopolitical uncertainties involving Iran, Nigeria and Saudi Arabia and ongoing refinery worries. Therefore, the Trust was lightly positioned and results were marginally profitable during the period.

Metal trading was flat, as gains from a long lead position offset losses elsewhere in the sector.

Finally, trading of grains was fractionally unprofitable, while soft commodities trading was fractionally profitable, due to a short sugar trade.

Three months ended March 31, 2007

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

Trading in grains, soft commodities and livestock in the aggregate produced minimal profit/loss impact during the quarter.

Periods ended June 30, 2006

TOTAL TRUST
MONTH ENDING:	CAPITAL

June 30, 2006	$449,347,292
March 31, 2006	437,926,667
December 31, 2005	405,903,522

	THREE MONTHS	SIX MONTHS

Change in Trust Capital	$11,420,625	$43,443,770
Percent Change	2.61%	10.70%

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

The Trust's Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Partnership's open positions by market category for each quarter-end during the period ended June 30, 2007. During the six months ended June 30, 2007, the Partnership's average total capitalization was approximately $529,354,000.

	Average		Highest	Lowest
	Value	% of Average	Value	Value
Market Sector	at Risk	Capitalization	at Risk	at Risk
Currencies	$22.6	4.2%	$26.8	$18.3
Energies	3.9	0.7%	4.2	3.5
Grains	2.4	0.5%	2.6	2.1
Interest rates	17.0	3.2%	21.5	12.4
Livestock	0.4	0.1%	0.5	0.3
Metals	7.0	1.3%	8.1	5.8
Softs	3.7	0.7%	3.8	3.6
Stock indices	23.3	4.4%	26.4	20.1

Total	$80.3	15.1%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the six months ended June 30, 2007. Average capitalization is the average of the Partnership's capitalization at the end of each of the six months ended June 30, 2007. Dollar amounts represent millions of dollars.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings - None
ITEM 1A. Risk Factors.
There are no material changes from risk factors as previously disclosed in Form 10-K, filed March 31,2007.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Pursuant to the Trust's Declaration of Trust and Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit. The redemption of  Units has no impact on the value of Units that remain outstanding, and  Units are not reissued once redeemed.

The following table summarizes the redemptions by Unitholders during the three months ended June 30, 2007:

Date of Redemption	Units Redeemed	NAV per Unit

April 30, 2007	5,681.971	$1,114.87
May 31, 2007	5,309.128	1,187.86
June 30, 2007	2,908.964	1,225.37
Total	13,900.063

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

By:  Millburn Ridgefield Corporation,
Managing Owner

Date: August 13, 2007
/s/ Tod A. Tanis
Tod A. Tanis Vice-President (principal accounting officer)