Form 10-Q
period 2007-09-30
GLOBAL MACRO TRUST
filed 2007-11-13
CIK 1145765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: September 30, 2007
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
Yes ☐ No ☒

Global Macro Trust
Financial statements
For the three and nine months ended September 30, 2007 and 2006 (unaudited)

(a) At September 30, 2007 (unaudited) and December 31, 2006
(b) For the three and nine months ended September 30, 2007 and 2006 (unaudited)
(c) For the nine months ended September 30, 2007 and 2006 (unaudited)

PART 1. FINANANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Global Macro Trust
Statements of Financial Condition

	September 30
	2007	December 31
	(UNAUDITED)	2006

ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes−at market value (amortized cost $197,340,687 and $122,728,945)	$197,931,755	$122,680,398
Net unrealized appreciation on open futures and forward currency contracts	36,628,929	29,307,511
Due from brokers	4,651,432	20,542,993
Cash denominated in foreign currencies (cost $4,813,549 and $9,510,728)	4,973,099	9,513,915
Total equity in trading accounts	244,185,215	182,044,817

INVESTMENTS IN U.S. TREASURY NOTES−at market value (amortized cost $330,006,621 and $305,987,961)	331,136,416	305,893,877
CASH AND CASH EQUIVALENTS	23,926,710	16,282,193
ACCRUED INTEREST RECEIVABLE	3,895,996	2,905,505
TOTAL	$603,144,337	$507,126,392

LIABILITIES AND TRUST CAPITAL
LIABILITIES:
Subscriptions by Unitholders received in advance	$10,409,159	$4,388,200
Due to Managing Owner	136,295	186,501
Accrued brokerage fees	3,200,928	2,676,415
Redemptions payable to Unitholders	4,691,923	13,930,317
Accrued expenses	37,044	121,600
Total liabilities	18,475,349	21,303,033

TRUST CAPITAL (NET ASSETS):
Managing Owner interest (7,504.385 and 5,086.375 units outstanding)	8,360,126	5,290,389
Unitholders (517,319.800 and 462,004.829 units outstanding)	576,308,862	480,532,970
Total trust capital (net assets)	584,668,988	485,823,359

TOTAL	$603,144,337	$507,126,392

NET ASSET VALUE PER UNIT OUTSTANDING	$1,114.03	$1,040.10

See notes to financial statements

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
September 30, 2007

FUTURES AND FORWARD CURRENCY CONTRACTS	% of Trust Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	0.19%	$1,121,345
Grains	1.96	11,451,337
Interest rates	(0.01)	(79,389)
Metals	0.94	5,485,104
Softs	(0.01)	(33,105)
Stock indices	1.05	6,171,445
Total long futures contracts	4.12	24,116,737

Short futures contracts:
Energies	(0.02)	(95,844)
Interest rates	0.35	2,025,168
Livestock	0.07	434,920
Metals	(0.19)	(1,130,862)
Softs	(0.10)	(613,206)
Stock indices	(0.54)	(3,151,745)
Total short futures contracts	(0.43)	(2,531,569)
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	3.69	21,585,168

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	2.57	15,052,148
Total short forward currency contracts	-	(8,387)
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS-Net	2.57	15,043,761

TOTAL	6.26%	$36,628,929

(Continued)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
September 30, 2007

U.S. Treasury Notes

Face Amount	Description	% of Trust Capital	Value

$133,700,000	U.S. Treasury notes, 3.000%, 11/15/2007	22.84%	$133,553,766
133,700,000	U.S. Treasury notes, 3.000%, 02/15/2008	22.78	133,177,734
133,700,000	U.S. Treasury notes, 2.625%, 05/15/2008	22.66	132,467,453
130,830,000	U.S. Treasury notes, 3.250%, 08/15/2008	22.21	129,869,218
	Total investments in U.S. Treasury notes (amortized cost $527,347,308)	90.49%	$529,068,171

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

(Concluded)
See notes to financial statements

Global Macro Trust
Statements of Operations (UNAUDITED)

	For the three months ended
	September 30	September 30
	2007	2006
INVESTMENT INCOME:
Interest income	$7,322,519	$5,605,134

EXPENSES:
Brokerage fees	9,647,297	7,660,824
Administrative expenses	471,904	392,809
Custody fees	20,924	19,832
Total expenses	10,140,125	8,073,465

NET INVESTMENT LOSS	(2,817,606)	(2,468,331)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(78,527,113)	(21,553,963)
Foreign exchange translation	104,349	143,914
Net change in unrealized:
Futures and forward currency contracts	8,806,291	(3,733,228)
Foreign exchange translation	142,159	(67,040)
Net gains (losses) from U.S. Treasury notes:
Net change in unrealized	1,686,054	1,016,649
TOTAL NET REALIZED AND UNREALIZED LOSSES	(67,788,260)	(24,193,668)

NET LOSS	(70,605,866)	(26,661,999)
LESS PROFIT SHARE TO MANAGING OWNER	(15,396,069)	-
NET LOSS AFTER PROFIT SHARE TO MANAGING OWNER	$(55,209,797)	$(26,661,999)

NET LOSS AFTER PROFIT SHARE TO MANAGING OWNER
PER UNIT OUTSTANDING	$(111.34)	$(56.76)

(Continued)

Global Macro Trust
Statements of Operations (UNAUDITED)

	For the nine months ended
	September 30	September 30
	2007	2006
INVESTMENT INCOME:
Interest income	$19,761,349	$14,995,391

EXPENSES:
Brokerage fees	27,696,080	22,745,879
Administrative expenses	1,339,465	1,164,493
Custody fees	60,283	52,488
Total expenses	29,095,828	23,962,860

NET INVESTMENT LOSS	(9,334,479)	(8,967,469)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	36,998,593	(23,744,965)
Foreign exchange translation	84,162	(364,849)
Net change in unrealized:
Futures and forward currency contracts	7,321,418	13,285,696
Foreign exchange translation	156,363	13,246
Net gains (losses) from U.S. Treasury notes:
Net change in unrealized	1,863,494	616,919
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)	46,424,030	(10,193,953)

NET INCOME (LOSS)	37,089,551	(19,161,422)
LESS PROFIT SHARE TO MANAGING OWNER	2,386,983	114,672
NET INCOME (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER	$34,702,568	$(19,276,094)

NET INCOME (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER
PER UNIT OUTSTANDING	$73.93	$(36.75)

See notes to financial statements	(Concluded)

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the nine months ended September 30, 2007:

			New Profit
	Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Trust capital at January 1, 2007	$480,532,970	462,004.829	$-	-	$5,290,389	5,086.375	$485,823,359	467,091.204
Subscriptions	112,274,620	100,638.346	-	-	-	-	112,274,620	100,638.346
Redemptions	(50,518,542)	(46,005.601)	-	-	-	-	(50,518,542)	(46,005.601)
Addt'l units allocated *	-	682.226	-	1.410	-	293.957	-	977.593
Net income (loss)	34,019,814	-	(20,725)	-	703,479	-	34,702,568	-
Managing Owner's allocation:
New Profit-Accrued	-	-	2,386,983	2,122.643	-	-	2,386,983	2,122.643
Transfer of New Profit Memo Account to Managing Owner	-	-	-	-	-	-	-	-
Trust capital at September 30, 2007	$576,308,862	517,319.800	$2,366,258	2,124.053	$5,993,868	5,380.332	$584,668,988	524,824.185

Net asset value per unit outstanding at at September 30, 2007:			$1,114.03

* Additional units are issued to Unitholders who are charged less than a 7% brokerage fee

(Continued)

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the nine months ended September 30, 2006:

			New Profit
	Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Trust capital at January 1, 2006	$401,256,659	410,247.372	$-	-	$4,646,863	4,750.953	$405,903,522	414,998.325
Subscriptions	109,610,380	108,267.146	-	-	58,500	59	109,668,880	108,325.758
Redemptions	(44,839,630)	(44,628.873)	-	-	(56,559)	(59)	(44,896,189)	(44,687.823)
Addt'l units allocated *	-	661.570	-	2.763	-	250.008	-	914.341
Net income (loss)	(19,323,839)		(10,696)	-	58,441		(19,276,094)	-
Managing Owner's allocation:
New Profit-Accrued	-	-	114,672	107.694	-	-	114,672	107.694
Trust capital at September 30, 2006	$446,703,570	474,547.215	$103,976	110.457	$4,707,245	5,000.623	$451,514,791	479,658.295

Net asset value per unit outstanding at at September 30, 2006:			$941.33

* Additional units are issued to Unitholders who are charged less than a 7% brokerage fee

See notes to financial statements	(Concluded)

Global Macro Trust
Statements of Financial Highlights (UNAUDITED)

For the three months ended September 30	2007	2006

Net income (loss) from operations:
Net investment loss	$(5.69)	$(5.30)
Net realized and unrealized losses on trading of futures and forward currency contracts	(139.25)	(53.58)
Net gains from U.S. Treasury obligations	3.28	2.12
Profit share allocated to Managing Owner	30.32	-
Net losses per unit	$(111.34)	$(56.76)

Net asset value per unit, beginning of period	1,225.37	998.09

Net asset value per unit, end of period	$1,114.03	$941.33

Total return and ratios for the three months ended September 30:

	2007	2006

RATIOS TO AVERAGE CAPITAL:

Net investment loss (a)	(2.05)%	(2.24)%

Total expenses (a)	7.20%	7.15%
Profit share allocation (b)	(2.73)	-
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	4.47%	7.15%

Total return before profit share allocation (b)	(11.56)%	(5.69)%
Profit share allocation (b)	2.47	-
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	(9.09)%	(5.69)%

(a) annualized
(b) not annualized

(Continued)

Global Macro Trust
Statements of Financial Highlights (UNAUDITED)

For the nine months ended September 30:	2007	2006

Net income (loss) from operations:
Net investment loss	$(19.69)	$(20.64)
Net realized and unrealized gains (losses) on trading of futures and forward currency contracts	94.75	(17.23)
Net gains from U.S. Treasury obligations	3.81	1.38
Profit share allocated to Managing Owner	(4.94)	(0.26)
Net income (loss) per unit	$73.93	$(36.75)

Net asset value per unit, beginning of period	1,040.10	978.08

Net asset value per unit, end of period	$1,114.03	$941.33

Total return and ratios for the nine months ended September 30:

	2007	2006

RATIOS TO AVERAGE CAPITAL:

Net investment loss (a)	(2.37)%	(2.74)%

Total expenses (a)	7.22%	7.20%
Profit share allocation (b)	0.44	0.03
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	7.66%	7.23%

Total return before profit share allocation (b)	7.58%	(3.73)%
Profit share allocation (b)	(0.47)	(0.03)
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	7.11%	(3.76)%

(a) annualized
(b) not annualized

See notes to financial statements	(Concluded)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Global Macro Trust’s (the “Trust”) financial condition at September 30, 2007 (unaudited) and December 31, 2006 and the results of its operations for the three and nine months ended September 30, 2007 and 2006 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006. The December 31, 2006 information has been derived from the audited financial statements as of December 31, 2006.

The Trust pays all routine expenses, such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee's fees, the charges of an outside accounting services agency and the expenses of updating the Prospectus), as well as extraordinary costs. At September 30, 2007, Millburn Ridgefield Corporation (the “Managing Owner”) is owed $132,232 from the Trust in connection with such expenses it has paid on the Trust's behalf (and is included in "Due to Managing Owner" in the statements of financial condition).

Unitholders who redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' Net Asset Value as of the date of redemption. All redemption charges will be paid to the Managing Owner. At September 30, 2007, $4,063 of redemption charges was owed to the Managing Owner (and is included in “Due to Managing Owner” in the statements of financial condition).

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

OPERATIONAL OVERVIEW

Due to the nature of the Trust's business, its results of operations depend on the Managing Owner’s ability to recognize and capitalize on trends and other profit opportunities in different sectors of the global capital and commodity markets. The Managing Owner's trading methods are confidential, so that substantially the only information that can be furnished regarding the Trust's results of operations is contained in the performance record of its trading. Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Trust, and its past performance is not necessarily indicative of future results. The Managing Owner believes, however, that there are certain market conditions, for example, markets with strong price trends, in which the Trust has a better likelihood of being profitable than in others.

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

PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and nine months ended September 30, 2007 and 2006. Profit share earned (from Unitholders' redemptions) is credited to the New Profit memo account as defined in the Trust’s Trust Agreement.

	Three months ended:
	Sep 30, 2007	Sep 30, 2006

Profit share earned	$180,461	$0
Reversal of profit share (1)	(17,555,864)	0
Profit share accrued (2)	1,979,334	0
Total profit share	$(15,396,069)	$0

	Nine months ended:
	Sep 30, 2007	Sep 30, 2006

Profit share earned	$407,649	$114,672
Profit share accrued (2)	1,979,334	0
Total profit share	$2,386,983	$114,672

(1) At July 1
(2) At September 30

RESULTS OF OPERATIONS

During its operations for the three and nine months ending September 30, 2007, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

Due to the nature of the Trust’s trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Periods ended September 30, 2007

Total Trust
Month Ending:	Capital

September 30, 2007	$584,668,988
June 30, 2007	612,456,824
December 31, 2006	485,823,359

	Three Months	Nine Months
Change in Trust Capital	$(27,787,836)	$98,845,629
Percent Change	-4.54%	20.35%

THREE MONTHS ENDED SEPTEMBER 30, 2007

The decrease in the Trust’s net assets of $27,787,836 for the three months ended September 30, 2007 was attributable to net loss (before profit share) of $70,605,866 and redemptions of $12,962,511, which was partially offset by subscriptions of $55,780,541.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three months ended September 30, 2007 increased $1,986,473 relative to the corresponding period in 2006.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the three months ended September 30, 2007 increased $1,717,385 relative to the corresponding period in 2006. This increase was due predominantly to an increase in net assets and short-term Treasury yields.

The Trust experienced net realized and unrealized losses of $67,788,260 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $9,647,297, administrative expenses of $471,904 and custody fees of $20,924 were incurred. Interest income of $7,322,519 and a decrease of accrued profit share to the Managing Owner of $15,396,069 offset the Trust's expenses resulting in net loss of $55,209,797. An analysis of the trading gain (loss) by sector is as follows:

% GAIN
SECTOR	(LOSS)
Currencies	-3.68%
Energies	0.29%
Grains	2.70%
Interest Rates	-6.79%
Livestock	0.01%
Metals	0.31%
Softs	-1.04%
Stock Indices	-3.23%
TOTAL	-11.43%

NINE MONTHS ENDED SEPTEMBER 30, 2007

The increase in the Trust’s net assets of $98,845,629 for the nine months ended September 30, 2007 was attributable to subscriptions of $112,274,620 and net income (before profit share) of $37,089,551 which was partially offset by redemptions of $50,518,542.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the nine months ended September 30, 2007 increased $4,950,201 relative to the corresponding period in 2006.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the nine months ended September 30, 2007 increased $4,765,958 relative to the corresponding period in 2006. This increase was due predominantly to an increase in net assets and short-term Treasury yields.

The Trust experienced net realized and unrealized gains of $46,424,030 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $27,696,080, administrative expenses of $1,339,465, custody fees of $60,283 and accrued profit share to the Managing Owner of $2,386,983 were incurred. Interest income of $19,761,349 partially offset the Trust's expenses resulting in net income of $34,702,568. An analysis of the trading gain (loss) by sector is as follows:

% GAIN
SECTOR	(LOSS)
Currencies	3.82%
Energies	-0.98%
Grains	2.44%
Interest Rates	0.38%
Livestock	-0.12%
Metals	1.09%
Softs	-0.44%
Stock Indices	2.89%
TOTAL	9.08%

MANAGEMENT DISCUSSION - 2007

Three months ended September 30, 2007

The Trust's net asset value per unit decreased 9.09% for the three months ended September 30, 2007. Over half of the loss was in trading interest rate futures with the balance of the decline split rather evenly between currency forward and stock index futures trading. Grain trading was positive and to a lesser extent so was trading of energy and metal futures.

The Trust’s positions at the beginning of the three months ended September 30, 2007 reflected several well established themes: solid global growth, high worldwide liquidity, a gradual tightening of monetary policies worldwide, and a diminution of the dollar’s role in world trade and reserve management. Our technical models were short interest rate futures on government and short-term debt reflecting rising interest rates; short the dollar, except against low interest rate currencies like the yen and Swiss franc; long high interest rate currencies and short lower interest rate currencies (the carry trade); long global equity indices; long precious and industrial metals; moderately long energy markets except short natural gas; and long grains and mixed in other agricultural markets.

During July and August fallout from the blowup of the U.S. subprime mortgage market spread around the world and triggered a sharp and widespread drying up of liquidity, a broad based contraction of “risk oriented” trades, and a flight to quality and liquidity in the debt markets. In particular, government and short-term interest rate instruments were bought, global equities were sold; the dollar was in demand; carry trades in non-U.S. currencies were unwound; and concerns that global growth would slow resulted in metal and energy prices declining. These actions took place almost simultaneously and produced countertrend movements in most markets in the portfolio. The diversification normally provided from trading 120 markets in nine sectors was ineffective as the markets became almost universally correlated and the Trust experienced losses in both July and August.

While the Federal Reserve was reticent to act initially, the Fed did cut the fed funds and discount rates aggressively, and this action along with massive injections of liquidity by the Fed and the European and Japanese central banks helped to stabilize world financial markets so that many of the trends, which had been disrupted in July and August, reasserted themselves in September and the Trust was profitable for the month of September. Hence, in September short dollar positions, long stock index positions, long energy positions, and long precious and industrial metals positions were profitable. In addition, in September a profitable bull market in grains accelerated as drought conditions in Australia and the Ukraine and strong global demand sent wheat to all time highs above $9 per bushel, and other grains rallied as well. Interest rate trading, on the other hand, remained unprofitable.

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

Trading in grains, soft commodities and livestock in the aggregate produced minimal profit/loss impact during the quarter.

Periods ended September 30, 2006

MONTH ENDING:	TOTAL TRUST CAPITAL
September 30, 2006	$451,514,791
June 30, 2006	449,347,292
December 31, 2005	405,903,522

	THREE MONTHS	NINE MONTHS
Change in Trust Capital	$2,167,499	$45,611,269
Percent Change	0.48%	11.24%

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

Long positions in U.S., European, Asian, and South African stock index futures were profitable. Broad-based growth, encompassing the emerging markets—led by China and India—the U.S., Europe, and even Japan encouraged investors worldwide.

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

Currency trading was unprofitable as exchange rates displayed non-directional volatility during the quarter. In general, long dollar positions lost money and carry trades—borrowing and selling low interest rate currencies to buy and invest in high interest rate currencies—which had been quite profitable, were unwound suddenly and substantially, also producing losses.

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

The Trust's Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Trust's open positions by market category for each quarter-end during the period ended September 30, 2007. During the nine months ended September 30, 2007, the Trust's average total capitalization was approximately $541,246,000.

Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk

Currencies	$20.7	3.8%	$26.8	$16.9
Energies	4.9	0.9%	7.0	3.5
Grains	2.2	0.4%	2.6	1.8
Interest rates	14.3	2.6%	21.5	8.9
Livestock	0.5	0.1%	0.6	0.3
Metals	7.5	1.4%	8.6	5.8
Softs	3.3	0.6%	3.8	2.6
Stock indices	20.0	3.7%	26.4	13.6

Total	$73.4	13.5%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the nine months ended September 30, 2007. Average capitalization is the average of the Trust's capitalization at the end of each of the nine months ended September 30, 2007. Dollar amounts represent millions of dollars.

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

The following table summarizes the redemptions by Unitholders during the three months ended September 30, 2007:

Date of Redemption	Units Redeemed	NAV per Unit

July 31, 2007	3,868.715	$1,166.58
August 31, 2007	3,587.989	1,046.09
September 30, 2007	4,215.314	1,114.03
Total	11,672.018

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

Date: November 13, 2007

/s/ Tod A. Tanis
Tod A. Tanis
Vice-President
(principal accounting officer)