Form 10-K
period 2007-12-31
GLOBAL MACRO TRUST
filed 2008-03-28
CIK 1145765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Year Ended: December 31, 2007

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

Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporation by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

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

Not applicable.

Documents Incorporated by Reference

Registrant’s Financial Statements for the years ended December 31, 2007, 2006 and 2005 and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2007, is incorporated by reference into Part II Item 8 and Part IV hereof and filed as an exhibit herewith.

PART I

Item 1.   Business

(a)   General development of business

Global Macro Trust (the “Trust”) is a Delaware statutory trust organized July 23, 2001 pursuant to a Declaration of Trust and Trust Agreement (the “Trust Agreement”), under the Delaware Statutory Trust Act.  The Trust originally filed a registration statement, under the Securities Act of 1933, as amended, with the Securities and Exchange Commission (“SEC”) to register $50 million of units of beneficial interest (the “Units”), which registration statement became effective March 26, 2002.  Between April 1, 2002 and June 30, 2002 (the “Initial Offering”), the Units were publicly offered at an initial price of $1,000 per Unit.  The proceeds of the Initial Offering and interest thereon were held in an account in the name of the Trust at FBR National Bank & Trust, Bethesda, Maryland, until July 1, 2002 at which time an aggregate of $1,290,457 was turned over to the Trust and the Trust commenced operations.  The Trust has subsequently filed additional registration statements with the SEC to bring the total dollar amount of Units registered for sale to approximately $1,250,000,000, and a total of $826,614,475 of Units have been sold to the public as of December 31, 2007.  The Net Asset Value of a Unit originally sold for $1,000 as of July 1, 2002 was $1,157.17 as of December 31, 2007.  As of December 31, 2007, Units were being offered on a monthly basis at Net Asset Value per unit.  The Units are offered through a number of registered broker-dealer selling agents on a best efforts basis.

The Trust engages in speculative trading in the futures, options and forward markets.  The amount of capital raised for the Trust should not have a significant impact on its operations, as the Trust has no significant capital expenditure or working capital requirements other than to pay trading losses, brokerage fees and charges.

Millburn Ridgefield Corporation (the “Managing Owner”), a Delaware corporation, is the managing owner and the commodity trading advisor for the Trust.  The Managing Owner invested $400 in the Trust as an initial capital contribution to the Trust and $2,000,000 in the Trust at the outset of trading and subsequently has contributed an additional $1,912,100 and has redeemed $6,716,096 as of December 31, 2007.  After reflecting a net gain of $2,522,288 and profit share of $6,654,587 from inception up to and including December 31, 2007, this investment totaled $6,373,279, as of December 31, 2007.

(b)   Financial information about industry segments

The Trust’s business constitutes only one segment, i.e., a speculative commodity pool.  The Trust does not engage in sales of goods and services.  Financial information regarding the Trust’s business is set forth in Item 6 “Selected Financial Data” and in the Trust’s Financial Statements included as Exhibit 13.01 to this report.

(c)   Narrative description of business

The Trust engages in the speculative trading of futures, options on futures, and forward contracts.  The Trust’s sole trading advisor is the Managing Owner.  The Managing Owner trades the Trust’s assets, pursuant to its diversified portfolio (“Diversified Portfolio”), in the agricultural, metals, energy, interest rate and stock indices futures and futures options markets and in the currency markets, trading primarily forward contracts in the interbank market. The objective of the Managing Owner’s trading method is to participate in all major sustained price moves in the markets traded. The Managing Owner’s approach is medium-term to long-term in nature. The Managing Owner makes trading decisions pursuant to its trading method, which includes technical trend analysis, certain non-trend-following technical systems, and money management principles, which may be revised from time to time.

The Managing Owner is engaged in an ongoing research effort to improve its trading methods and to apply its quantitative analytic expertise to new financial products.

Successful systematic futures trading depends on two factors: 1) development and selection of the trading systems used in each market and 2) allocation of portfolio risk among the markets available for trading.

Market environments change over time, and particular systems may perform well in one environment but poorly in another.  Likewise, portfolio sectors and individual markets go through periods where systematic trading is very profitable and other periods where no system makes any money.

The goal of the Managing Owner’s research has been to develop and select a mix of systems in each market and to allocate risk across a wide array of markets, so as to contain overall portfolio risk within a targeted range, while allowing exposure to profitable trend opportunities.  Over more than 30 years, the Managing Owner has developed hundreds of trading systems. These trading systems generate buy or sell decisions in a particular market based on the direction of price movements in the market.

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

When arriving at the portfolio allocation, the Managing Owner seeks maximum diversification subject to liquidity constraints.  The markets traded and allocations are reviewed monthly, although changes may occur less frequently.  The following factors are considered in constructing a universe of markets to trade for each portfolio:  profitability, correlation of market performance, liquidity of markets, professional judgment, desired diversification and transaction costs.  Once the universe of markets is established, the Managing Owner’s simulation and optimization techniques help determine which markets to include in the portfolio.  The current allocation to any market in the portfolio does not exceed 2.0%.

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

The Trust’s organizational and initial offering costs were paid by the Managing Owner without reimbursement from the Trust or its unitholders (the “Unitholders”).  The Trust pays its administrative expenses, including costs incurred in connection with the continuing offering of the Trust’s Units, and any extraordinary expenses which it may incur.  The Managing Owner pays all the routine costs of executing and clearing the Trust’s trades and all compensation due to the selling agents.

UBS Financial Services Inc. (“UBS”), Deutsche Bank Securities Inc. (“Deutsche Bank”), Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”) and Newedge Group, Newedge USA, LLC, Newedge Financial Inc. (together, the “Newedge Group”) act as the futures brokers for the Trust.  The Trust executes currency forward trades with several brokers and banks, including Morgan Stanley & Co. Incorporated and clears all such trades with Morgan Stanley & Co. Incorporated and Deutsche Bank AG, serving as prime brokers.  The Trust pays “bid asked” spreads on its forward trades, as such spreads are incorporated into the pricing of forward contracts.  The Managing Owner monitors the Trust’s trades to ensure that the prices it receives are competitive.

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

Regulation

Under the Commodity Exchange Act, as amended (the “CEA”), commodity exchanges and futures trading are subject to regulation by the Commodity Futures Trading Commission (the “CFTC”).  National Futures Association (“NFA”), a “registered futures association” under the CEA, is the only non-exchange self-regulatory organization for futures industry professionals.  The CFTC has delegated to NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons and “floor brokers” and “floor traders.”  The CEA requires commodity pool operators and commodity trading advisors, such as the Managing Owner, and commodity brokers or futures commission merchants, such as UBS, Deutsche Bank, Merrill Lynch and Newedge Group to be registered and to comply with various reporting and record keeping requirements.  The CFTC may suspend a commodity pool operator’s or trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations.  In the event that the registration of the Managing Owner as a commodity pool operator or a commodity trading advisor were terminated or suspended, the Managing Owner would be unable to continue to manage the business of the Trust.  Should the Managing Owner’s registration be suspended, termination of the Trust might result.

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

(e)   Available information

The Trust files quarterly, annual and current reports with the SEC.  These reports are available to read and copy at the SEC’s Public Reference Facilities in Washington, D.C. at 100 F Street, N.E., Room 1580, Washington, D.C. 20549.  Please call the SEC’s toll free number, 1-800-SEC-0330, for further information.  The Trust does not maintain a website where these reports are posted.  However, the Trust’s filings are posted on the SEC’s website at http://www.sec.gov.

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

The Performance of the Trust Will be Volatile

The Managing Owner expects that the performance of the Trust will be volatile. The Trust may suffer sudden and substantial losses from time to time and the day-to-day value of the Units will be variable and uncertain. The Net Asset Value per Unit may change materially between the date on which you subscribe for Units and the date the Units are issued or the date you request a redemption and the month-end redemption date. In the last five years, monthly returns in the Managing Owner’s Diversified Portfolio have ranged from up 10.74% to down 10.53%. Since it began trading in July 2002, monthly returns for the Trust have ranged from up 9.56% to down 10.33%.

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

Swap Trading

The Trust may trade swaps.  Swaps involve many of the same risks as those described above with respect to forward trading.  Swap contracts are not traded on exchanges; rather, banks and dealers act as principals in the swap market.  As a result, the Trust will be subject to the risk of the inability or refusal to perform with respect to such contracts on the part of the counterparties with which the Trust trades.  The Trust intends to enter into swaps only with highly creditworthy banks and dealers.  The swap market is generally not regulated by any U.S. or non-

U.S. governmental authority.  Speculative position limits are not applicable to swap transactions, although the counterparties with which the Trust will deal may limit the size or duration of positions available to the Trust as a consequence of credit considerations.  Finally, swaps may be illiquid and participants in the swap market are not required to make continuous markets in the swap contracts they trade.

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

The Trust is Subject to Conflicts of Interest

The Trust is subject to numerous actual and potential conflicts of interest, including: (1) the compensation that the Trust’s selling agents receive gives them an incentive to promote the sale of Units as well as to discourage redemptions; (2) the brokerage commissions that UBS, Deutsche Bank, Merrill Lynch and Newedge Group receive as clearing brokers for the Trust gives an additional incentive to promote the sale of Units as well as to discourage redemptions; (3) the Managing Owner has significant financial incentives both to promote the sale of the Units and to discourage their redemption; and (4) the Managing Owner of the Trust will not select any other trading advisor even if doing so would be in the best interests of the Trust.

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

The Trust is Not Regulated as an Investment Company or Mutual Fund

Although the Managing Owner is subject to regulation by the CFTC and the Trust itself is subject to reporting requirements and other regulation applicable to public companies in the United States, the Trust is not registered under the Investment Company Act of 1940.  Accordingly, investors in the Trust are not accorded the protections of such legislation.

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

(b)   Holders.

As of December 31, 2007, there were 20,406 holders of Units.

(c)   Dividends.

No distributions or dividends have been made on the Units, and the Managing Owner has no present intention to make any.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)   Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

There have been no sales of unregistered securities of the Trust during 2005, 2006 or 2007.

(f)   Issuer Purchases of Equity Securities.

Pursuant to the Trust’s Declaration of Trust and Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit.  The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following table summarizes the redemptions by Unitholders during the fourth calendar quarter of 2007:

Month	Units Redeemed	Redemption Date NAV per Unit
October 31, 2007	7,503.685	1,182.51
November 30, 2007	5,395.010	1,141.30
December 31, 2007	3,120.849	1,157.17
Total	16,019.544

Item 6.   Selected Financial Data

The following is a summary of operations for the fiscal years 2007, 2006, 2005, 2004 and 2003 and total assets of the Trust at December 31, 2007, 2006, 2005, 2004 and 2003.

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004	For the Year Ended December 31, 2003
Revenue: Total net realized and unrealized gains (losses)*	$78,261,449	$40,749,020	$27,495,406	$5,648,733	($4,050,627)
Interest income	26,686,249	20,667,947	11,150,930	4,131,334	1,320,805

Expenses:
Profit share	6,459,328	114,672	0	0	6,465
Administrative expenses**	1,963,847	1,664,204	1,477,105	1,615,275	693,544
Brokerage Commissions	38,279,891	30,857,253	26,641,625	22,046,061	8,331,480

Net Income (loss)	$58,244,632	$28,780,838	$10,527,606	($13,881,269)	($11,761,311)

Total assets	$659,394,985	$507,126,392	$423,902,367	$414,316,836	$248,208,066
Total Trust capital	$624,757,308	$485,823,359	$405,903,522	$397,086,152	$228,939,976
Net Asset Value per Unit	$1,157.17	$1,040.10	$978.08	$954.85	$1,008.56
Increase (decrease) in Net Asset Value per Unit	$117.07	$62.02	$23.23	($53.71)	($21.68)

*From trading of futures and forward contracts, foreign exchange transactions and U.S. Treasury obligations.

** Includes custody fees.

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

The Trust trades futures, options and forward contracts, and may trade swap contracts, on interest rates, commodities, currencies, metals, energy and stock indices.  Risk arises from changes in the value of these contracts (market risk) and the potential inability of counterparties or brokers to perform under the terms of their contracts (credit risk).  Market risk is generally to be measured by the face amount of the futures positions acquired and the volatility of the markets traded.  The credit risk from counterparty non-performance associated with these instruments is the net unrealized gain, if any, on these positions plus the value of the margin or collateral held by the counterparty.  The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange.  In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties.  Margins which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may require margin or collateral in the over-the-counter markets.

The Managing Owner has procedures in place to control market risk, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures primarily focus on (1) real time monitoring of open positions; (2) diversifying positions among various markets; (3) limiting the assets committed as margin, generally within a range of 10% to 35% of an account’s Net Assets at exchange minimum margins, (including imputed margins on forward positions) although the amount committed to margin at any time may be substantially higher; (4) prohibiting pyramiding (that is, using unrealized profits in a particular market as margin for additional positions in the same market); and (5) changing the equity utilized for trading by an account solely on a controlled periodic basis rather than as an automatic consequence of an increase in equity resulting from trading profits.  The Trust controls credit risk by dealing exclusively with large, well capitalized financial institutions as brokers and counterparties.

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

Liquidity

The Trust’s assets are generally held as cash or cash equivalents which are used to margin the Trust’s futures and forward currency positions and withdrawn, as necessary, to pay redemptions and expenses.  Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Trust’s futures and forward trading, the Trust’s assets are highly liquid and are expected to remain so.  During its operations through December 31, 2007, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

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

Contractual Obligations

The Trust does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Trust’s sole business is trading futures and forward currency contracts, both long (contracts to buy) and short (contracts to sell).  All such contracts are settled by offset, not delivery.  Substantially all such contacts are for settlement within four months of the trade date and substantially all such contracts are held by the Trust for less than four months before being offset or rolled over into new contracts with similar maturities.   The Trust’s Financial Statements, included as Exhibit 13.01 to this report, present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Trust’s open future and forward currency contracts, both long and short, at December 31, 2007.

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

2007

During 2007, the Trust achieved net realized and unrealized gains of $78,261,449 from its trading operations (including foreign exchange transactions and translations).  Brokerage fees of $38,279,891, administrative expenses of  $1,878,041 and custody fees of $85,806 were paid or accrued.  The Trust allocated $6,459,328 in profit share to the New Profits Memo Account for the benefit of the Managing Owner.  Interest income of $26,686,249 partially offset the Trust’s expenses resulting in a net gain of $58,244,632 and a 11.26% increase in the Net Asset Value per Unit.  An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)

Currencies	4.17%
Energies	1.56%
Grains	3.90%
Interest Rates	2.18%
Livestock	0.31%
Metals	1.89%
Softs	(0.99%)
Stock Indices	1.69%

Total	14.71%

The Trust produced a gain in 2007.  Strong returns were obtained from trading currency forwards and grain futures.  Solid profits were also attributable to interest rate, metal, energy and stock index futures trading.  The only sector to register a loss for the year was soft commodities.

During the first half of 2007, the Trust’s positions, which are all driven by our technical models, reflected several themes: solid global growth, high worldwide liquidity, a gradual tightening of monetary policies worldwide, and a diminution of the dollar’s role in worldwide trade and reserve management.  As a result, the Trust, in terms of its broad structure, took short positions in interest rates, U.S. dollar trading, except against low interest rate currencies such as the Japanese yen and Swiss franc, cross currency trading of lower interest rate currencies and natural gas futures; mixed positions in softs and livestock; moderately long positions in crude oil and petroleum products futures; and long positions in high interest rate currencies, equity index futures, grain futures and precious and industrial metal futures.

                                                The positions in financials and metals were highly profitable, while energy, grain and livestock trading were unprofitable during the January-June period.

                                                During the summer, the spreading impact of the sub-prime problem triggered a sharp and widespread drying up of liquidity, a broad based contraction of “risk-oriented” trades, and a flight to quality. In particular, equities were sold, government and short-term interest rate instruments were bought, the dollar was in demand, and carry trades were unwound. As the financial market turmoil spread, concern about slowing growth caused metals and energy futures to be sold. All these actions occurred simultaneously and produced trend reversals in virtually all of the positions held in the portfolio.  Hence, while our portfolio is diversified across over 100 positions in 8 sectors, diversification was ineffective and markets became almost universally correlated.  In response to these losses, our directional and volatility models substantially lowered our position sizes, reducing exposures by almost two-thirds.

                                                During the final four months of 2007, many of the trends which had been disrupted by the market dislocations of August reasserted themselves. In particular, short dollar positions, long energy positions and long precious metal positions were all profitable.  Interest rate trading was profitable largely because a flight to quality and safety produced gains on new long positions, particularly in US Treasury and short-term futures.  In addition, a profitable bull market in grains, which had arisen over the summer, continued and accelerated. On the other hand, the expanding turmoil in financial markets proved impervious to the efforts of Central Banks, leading to a sell-off in equities that generated losses as the Trust’s long stock index positions were being reduced and reversed.  Also, a continued unwinding of carry trades lead to losses in cross currency trading.

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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest and lowest amounts of trading Value at Risk associated with the Trust’s open positions by market category for the fiscal years ended December 31, 2007 and 2006.  During fiscal year 2007 and 2006, the Trust’s average total capitalization was approximately $561.6 million and $450.7 million, respectively.

Fiscal Year 2007
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk

Currencies	$19.2	3.3%	$26.8	$14.7

Energies	$5.4	0.9%	$7.0	$3.5

Grains	$2.1	0.4%	$2.6	$1.8

Interest Rates	$12.5	2.3%	$21.5	$7.3

Livestock	$0.7	0.1%	$1.3	$0.3

Metals	$8.1	1.4%	$10.0	$5.8

Softs	$3.0	0.6%	$3.8	$1.9

Stock Indices	$17.6	3.2%	$26.4	$10.4

Total	$68.6	12.2%

Fiscal Year 2006
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk

Currencies	$20.5	4.5%	$29.3	$17.3

Energies	$4.8	1.1%	$6.1	$2.4

Grains	$1.6	0.3%	$1.9	$1.0

Interest Rates	$13.3	3.0%	$19.6	$6.7

Livestock	$0.4	0.2%	$0.8	$0.1

Metals	$4.1	0.9%	$6.1	$2.6

Softs	$2.5	0.6%	$3.3	$1.8

Stock Indices	$18.8	4.2%	$26.4	$5.6

Total	$66.0	14.8%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts during the fiscal year.  Average Capitalization is the average of the Trust’s capitalization at the end of each month during the fiscal years 2007 and 2006.  Dollar amounts represent millions of dollars.

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

The following were the primary trading risk exposures of the Trust as of December 31, 2007, by market sector.

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

Currencies.  Exchange rate risk is a principal market exposure of the Trust.  The Trust’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs.  The fluctuations are influenced by interest rate changes as well as political and general economic conditions.  The Trust trades in a large number of currencies, including cross-rates—e.g., positions between two currencies other than the U.S. dollar.  As of December 31, 2007, the Trust’s currency exposures were in the U.S. dollar versus the Euro, Swiss Franc, Czech Koruna, Polish Zloty, Norwegian Krone, Hungarian Forint, Swedish Krona, Canadian Dollar, South African Rand, New Zealand Dollar, Australian Dollar, Japanese Yen, Korean Won, Singapore Dollar, Mexican Peso, Turkish Lira, Indian Rupee, Brazilian Real, Chilean Peso, Colombian Peso, Icelandic Krona, Israeli Shekel, Russian Ruble, Slovak Koruna and British Pound.  The

primary exposures in the currency crosses were in the Japanese Yen versus the Australian Dollar, Mexican Peso, New Zealand Dollar, Hungarian Forint, Polish Zloty, South African Rand, Turkish Lira and British Pound and in the Euro versus the British Pound, Polish Zloty, Hungarian Forint, Mexican Peso, New Zealand Dollar, Swedish Krona, Turkish Lira, Australian Dollar, Czech Koruna, Icelandic Krona, Slovak Koruna and South African Rand.

Stock Indices.  The Trust’s equity exposure, through stock index futures, is to equity price risk in the G-7 countries as well as other countries.  As of December 31, 2007, the Trust’s exposures in the G-7 countries were in the: E-Mini NASDAQ 100, E-Mini S&P 500, E-Mini Russell 2000 and E-Mini Dow (United States); FTSE 100 (United Kingdom); TOPIX and Nikkei (Japan); TSE 60 (Canada); DAX (Germany); MIB 30 (Italy); and CAC-40 (France).  The Trust’s exposure to stock index futures of other countries at December 31, 2007 were in the Simex Taiwan Index (Taiwan), Simex (Singapore), ALL Shares (South Africa), SPI 200 (Australia), IBEX 35 (Spain), Hang Seng and H-Shares (Hong Kong), AEX (Netherlands), OMX (Sweden) and the DJ Euro Stoxx 50 (Euro Zone) stock indices.

Metals.  The Diversified Portfolio used for the Trust trades precious and base metals.  As of December 31, 2007, the Trust’s metals market exposure was in gold, silver, platinum, aluminum, copper, lead, nickel, tin and zinc.

Agricultural.  The Trust’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions.  As of December 31, 2007, the Trust had exposure to agricultural commodities including coffee, sugar, cocoa, cotton, wheat, corn, the soybean complex as well as live cattle and hogs.

Energy.  The Trust’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide.  Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Trust as of December 31, 2007.

Foreign Currency Balances.  The Trust’s primary foreign currency balances are in Japanese Yen, Euros, British Pounds, Australian Dollars, Canadian Dollars, Swiss Francs, Swedish Krona, South African Rand, Singapore Dollar and Hong Kong Dollars.  The Trust controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month).

Securities Positions.  The Trust’s only market exposure in instruments held other than for trading is in its securities portfolio.  The Trust holds only cash or a cash equivalent short-term U.S. government money market fund or interest-bearing, credit risk-free, short-term paper — typically U.S. Treasury instruments with durations no longer than 1 year.  Violent fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on the Trust’s securities, although substantially all of these short-term instruments are held to maturity.

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

The goal of the Managing Owner’s research has been to develop and select a mix of systems in each market and to allocate risk across a wide array of markets, so as to contain overall portfolio risk within a targeted range while allowing exposure to profitable trend opportunities.  Over more than 30 years, the Managing Owner has developed hundreds of trading systems. These trading systems generate buy or sell decisions in a particular market based on the direction of price movements in the market.

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

When arriving at the portfolio allocation, the Managing Owner seeks maximum diversification subject to liquidity constraints.  The markets traded and allocations are reviewed monthly, although changes may occur less frequently.  The following factors are considered in constructing a universe of markets to trade for each portfolio:  profitability, correlation of market performance, liquidity of markets, professional judgment, desired diversification and transaction costs.  Once the universe of markets is established, the Managing Owner’s simulation and optimization techniques help determine which markets to include in the portfolio.  The current allocation to any market in the portfolio does not exceed 2.0%.

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

Additional money management principles applicable to the portfolio as a whole include:  (1) limiting the assets committed as margin or collateral, generally within a range of 10% to 35% of an account’s net assets, though the amount may at any time be substantially higher; (2) prohibiting pyramiding - that is, using unrealized profits in a particular market as margin for additional positions solely in the same market; and (3) changing the equity used for trading by an account solely on a controlled periodic basis, not automatically due to an increase in equity from trading profits.

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

Item 8.   Financial Statements and Supplementary Data

Financial statements required by this item, including the report of Deloitte & Touche LLP for the fiscal years ended December 31, 2007, 2006 and 2005, are included as Exhibit 13.01 to this report.

The following summarized quarterly financial information presents the results of operations for the three month periods ended March 31, June 30, September 30 and December 31, 2007 and 2006.  This information has not been audited.

	Fourth Quarter 2007	Third Quarter 2007	Second Quarter 2007	First Quarter 2007
Interest Income:	$6,924,900	$7,322,519	$6,536,211	$5,902,619
Net Realized and Unrealized Gains (Losses):	31,837,419	(67,788,260)	106,756,612	7,455,678
Expenses*:	15,220,255	(5,255,944)	28,003,232	8,735,523
Net Income (Loss):	23,542,064	(55,209,797)	85,289,591	4,622,774
Increase (Decrease) in Net Asset Value per Unit	43.14	(111.34)	176.39	8.88

	Fourth Quarter 2006	Third Quarter 2006	Second Quarter 2006	First Quarter 2006
Interest Income:	$5,672,556	$5,605,134	$5,091,348	$4,298,909
Net Realized and Unrealized Gains (Losses) :	50,942,973	(24,193,668)	(22,129,538)	36,129,253
Expenses*:	8,558,597	8,073,465	5,837,015	10,167,052
Net Income (Loss):	48,056,932	(26,661,999)	(22,875,205)	30,261,110
Increase (Decrease) in Net Asset Value per Unit	98.77	(56.76)	(51.35)	71.36

*  Expenses are inclusive of accruals and reversals of accruals of profit share to the Managing Owner.  In the 3rd Quarter of 2007 reversal of the Managing Owner’s realized and accrued profit share resulted in negative Expenses.

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

Changes in Internal Control over Financial Reporting

                Section 404 of the Sarbanes-Oxley Act of 2002 requires the Managing Owner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in the Trust’s internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

                                                The Managing Owner is responsible for establishing and maintaining adequate internal control over the Trust’s financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Managing Owner’s internal control over financial reporting includes those policies and procedures that:

 •   pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets;

 •   provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Trust’s financial statements in accordance with generally accepted accounting principles, and that the Trust’s receipts and expenditures are being made only in accordance with authorizations of the Managing Owner’s management and directors; and

 •   provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Trust’s assets that could have a material effect on the Trust’s financial statements.

                                                Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

                                                The Managing Owner assessed the effectiveness of its internal control over financial reporting with respect to the Trust as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on its assessment, management has concluded that, as of December 31, 2007, the Managing Owner’s internal control over financial reporting with respect to the Trust is effective based on those criteria.

                                                This annual report does not include an attestation report of the Trust’s independent registered public accounting firm regarding control over financial reporting.  The Managing Owner’s report was not subject to attestation by the Trust’s registered public accounting firm pursuant to rules of the SEC that temporarily permit the Trust to only provide the Managing Owner’s report in this report.

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

The principals and senior officers of the Managing Owner as of December 31, 2007 are as follows:

Harvey Beker, age 54.   Mr. Beker is Co-Chief Executive Officer and Co-Chairman of the Managing Owner and The Millburn Corporation.  He received a Bachelor of Arts degree in economics from New York University (“NYU”) in 1974 and a Master of Business Administration degree in finance from NYU in 1975.  From June 1975 to July 1977, Mr. Beker was employed by Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies.  From July 1977 to June 1978, Mr. Beker was a futures trader at Clayton Brokerage Co. of St. Louis.  Mr. Beker has been employed by The Millburn Corporation since June 1978 and initially served as the Director of operations for its affiliate, Millburn Partners.  During his tenure at Millburn (including its affiliates, Millburn Partners and CommInVest Research Limited Partnership (“CommInVest”)) he has been instrumental in the development of the research, trading and operations areas.  Mr. Beker became a principal of the firm in June 1982.

Gregg R. Buckbinder, age 49.   Mr. Buckbinder is Senior Vice-President and Chief Operating Officer of the Managing Owner and The Millburn Corporation.  He graduated cum laude from Pace University (“Pace”) in 1980 with a B.B.A. in accounting and received an M.S. in taxation from Pace in 1988.  He joined the Managing Owner and The Millburn Corporation in January 1998 from Odyssey Partners, L.P. where he was responsible for the operation, administration and accounting of the firm’s merchant banking and managed account businesses from July 1990 through December 1997.  Mr. Buckbinder was employed by Tucker Anthony, a securities broker and dealer, from June 1985 to July 1990 where he was First Vice President and Controller, and from August 1983 to June 1984 where he designed and implemented various operations and accounting systems.  He was with the public accounting firm of Ernst & Whinney from June 1984 to June 1985 as a manager in the tax department and from September 1980 to August 1983 as a senior auditor, with an emphasis on clients in the financial services business.  He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

George E. Crapple, age 63.   Mr. Crapple is Co-Chief Executive Officer and Co-Chairman of the Managing Owner and The Millburn Corporation.  In 1966 he graduated with honors from the University of Wisconsin where his field of concentration was economics and he was elected to Phi Beta Kappa.  In 1969 he graduated from Harvard Law School, magna cum laude, where he was a member of the Harvard Law Review.  He was a lawyer with Sidley & Austin, Chicago, Illinois, from 1969 until April 1, 1983, as a partner since 1975, specializing in commodities, securities, corporate and tax law.  He was first associated with the Managing Owner in 1976 and joined Managing Owner and The Millburn Corporation (including its affiliates, Millburn Partners and CommInVest) on April 1, 1983 on a full-time basis.  Mr. Crapple is a Director, Member of the Executive Committee, Chairman of the Appeals Committee and a former Chairman of the Eastern Regional Business Conduct Committee of the NFA, past Chairman of the Managed Funds Association, a member of the Global Markets Advisory Committee of the CFTC and a member of the board of directors of the Futures Industry Association (“FIA”).

Steven M. Felsenthal, age 38.  Mr. Felsenthal is General Counsel and Chief Compliance Officer of the Managing Owner and The Millburn Corporation.  Prior to joining Millburn in January 2004, Mr. Felsenthal was a senior associate in the investment management group at Schulte Roth & Zabel LLP (September 1999- January 2004), where he represented and advised hedge funds, registered investment companies, investment advisers, broker-dealers and banks in connection with all facets of their asset management businesses, and a member of the tax department of Kramer, Levin, Naftalis & Frankel LLP (October 1996- September 1999).  He graduated cum laude from Yeshiva University in 1991 with a bachelor of arts degree in political science, and order of the coif from Fordham University School of Law in 1996, where he also served as an editor of the Fordham Environmental Law Journal.  Mr. Felsenthal received an LL.M degree in taxation from New York University School of Law in 2001 and has written and been quoted in numerous published articles, and spoken at conferences, on various topics related to investment management.  Mr. Felsenthal is a member of the New York State Bar and Co-Chairman of the Managed Funds Association CPO/CTA Advisory Committee.

Mark B. Fitzsimmons, age 60.  Mr. Fitzsimmons is a Senior Vice-President of the Managing Owner and The Millburn Corporation.  His responsibilities include both business development and investment strategy.  He joined the Managing Owner and its affiliates in January 1990 from Morgan Stanley & Co. Incorporated where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm from October 1987 until January 1990.  From September 1977 to October 1987 he was with Chemical Bank New York Corporation (“Chemical”), first as a Senior Economist in Chemical’s Foreign Exchange Advisory Service and later as a Vice-President and Manager of Chemical’s Corporate Trading Group.  While at Chemical he also traded both foreign exchange and fixed income products.  From September 1973 to September 1977 Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International

Research Department and the Foreign Exchange Department.  He graduated summa cum laude from the University of Bridgeport, Connecticut in 1970 with a B.S. in economics.  His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973.

Barry Goodman, age 50.   Mr. Goodman is Executive Vice-President, Director of Trading and Co-Director of Research of the Managing Owner and The Millburn Corporation.  His responsibilities include overseeing the firm’s trading operation and managing its trading relationships, as well as the design and implementation of trading systems.  He graduated magna cum laude from Harpur College of the State University of New York in 1979 with a B.A. in economics.  From September 1980 through October 1982 he was a commodity trader for E. F. Hutton & Co., Inc.   (“E.F. Hutton”).  At E.F. Hutton, he also designed and maintained various technical indicators and coordinated research projects pertaining to the futures markets.  He joined the Managing Owner and The Millburn Corporation (including its affiliate, Millburn Partners) in November 1982 as Assistant Director of Trading.

Dennis B. Newton, age 56.  Mr. Newton is a Senior Vice-President of the Managing Owner and The Millburn Corporation.  His primary responsibilities are in administration and business development.  Prior to joining the Managing Owner and The Millburn Corporation in September 1991, Mr. Newton was President of Phoenix Asset Management, Inc. (“Phoenix”), a registered commodity pool operator from April 1990 to August 1991 and President of its affiliated introducing broker, Phoenix Futures Inc., from March 1990 to June 1991.  Prior to his employment with Phoenix, Mr. Newton was a Director of Managed Futures with Prudential-Bache Securities Inc. (“Prudential-Bache”) from October 1987 to March 1990 and was associated with its affiliated futures commission merchant entity, Prudential Securities Futures Management, Inc.  Mr. Newton joined Prudential-Bache from Heinold Asset Management, Inc.  (“Heinold”), and its affiliated futures commission merchant, Heinold Commodities Inc., where he was a member of the senior management team from October 1974 to October 1987.  Heinold was a pioneer and one of the largest sponsors of funds utilizing futures and currency forward trading.

Grant N. Smith, age 56.   Mr. Smith is Executive Vice-President and Co-Director of Research of the Managing Owner and The Millburn Corporation.  He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm.  He received a B.S. degree from the Massachusetts Institute of Technology (“M.I.T.”) in 1974 and an M.S. degree from M.I.T. in 1975.  While at M.I.T. he held several teaching and research positions in the computer science field and participated in various projects relating to database management.  He joined the predecessor entity to The Millburn Corporation in June 1975, and has been continuously associated with the Managing Owner, The Millburn Corporation and their affiliates since that time.

Tod A. Tanis, age 53.   Mr. Tanis is a Vice President, Principal Accounting Officer and Director of Operations of the Managing Owner and The Millburn Corporation.  He is responsible for overseeing operations and accounting for the firm’s commodity pools.  He graduated from Grove City College in May 1976 with a B.A. in accounting and joined the Managing Owner and The Millburn Corporation in May of 1983.  Prior to joining Millburn, he was with E.F. Hutton, where he was a Manager from December 1982 to April 1983; a Supervisor from August 1982 to December 1982; an International Accountant from April 1979 to August 1982; and a staff accountant from June 1978 to April 1979.  As a Manager at E.F. Hutton, he was responsible for all internal and external commodity reporting.  Mr. Tanis also served as a Junior Accountant and then International Staff Accountant with Merrill Lynch & Company from September 1976 to May 1978.

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

(b)   Security Ownership of Management

Under the terms of the Trust Agreement, the Trust’s affairs are managed by the Managing Owner, which has discretionary authority over the Trust’s trading.  The Managing Owner’s managing owner interest was valued at $6,373,279 as of December 31, 2007, 1.02% of the Trusts’ total capital.

(c)   Changes in Control

None.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13.   Certain Relationships and Related Transactions

See “Item 11.  Executive Compensation” and “Item 12.  Security Ownership of Certain Beneficial Owners and Management.”  The Trust allocated to the Managing Owner $38,279,891 in brokerage fees and allocated $6,459,328 in profit share to the New Profits Memo Account for the year ended  December 31, 2007.  The

Managing Owner’s managing owner interest showed an allocation of income of $1,086,089 for the year ended December 31, 2007.  The Managing Owner has paid certain administrative expenses to third-parties on behalf of the Trust, related to legal, accounting, auditing, printing, postage and similar administrative expenses, and has been or will be reimbursed without interest by the Trust.  At December 31, 2007, the Trust owed the Managing Owner $120,504. This amount was comprised of $117,879 in connection with expenses paid on the Trust’s behalf and redemption penalty payable of $2,625.  The Trust is prohibited from making any loans.

Item 14.   Principal Accountant Fees and Services

(1)           Audit Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Trust’s financial statements and reviews of the financial statements included in the quarterly reports on Form 10-Q and in connection with the statutory and regulatory filings for the years ended December 31, 2007 and 2006 were approximately $125,000 and $93,000, respectively.

(2)           Audit-Related Fees

There were no fees for assurance and related services rendered by Deloitte & Touche LLP for the years ended December 31, 2007 and 2006.

(3)           Tax Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP for tax compliance, advice or planning services rendered by Deloitte & Touche LLP for the benefit of the Trust for the years ended December 31, 2007 and 2006 was approximately $46,100 and $44,720, respectively.

(4)           All Other Fees

None

(5)           Pre-Approval Policies

The board of directors of the Managing Owner pre-approves the engagement of the Trust’s auditor for all services to be provided by the auditor.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)(1)   Financial Statements

The following are included with the 2007 Report of Independent Registered Public Accounting Firm, a copy of which is filed herewith as Exhibit 13.01.

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

(a)(3)   Exhibits as required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Designation	Description

13.01	2007 Report of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Executive Officer

32.3	Section 1350 Certification of Principal Financial Officer

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2008.

GLOBAL MACRO TRUST

By:	Millburn Ridgefield Corporation, Managing Owner

By:	/s/ Harvey Beker
Harvey Beker Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Managing Owner of the Registrant in the capacities and on the date indicated.

Signature	Title with Managing Owner	Date

/s/ Harvey Beker	Co-Chief	March 28, 2008
Harvey Beker	Executive Officer and Director
(Principal Executive Officer)

/s/ George E. Crapple	Co-Chief Executive	March 28, 2008
George E. Crapple	Officer and Director
(Principal Executive Officer)

/s/ Gregg Buckbinder	Chief Financial and Operating Officer	March 28, 2008
Gregg Buckbinder	(Principal Financial Officer)

/s/ Tod A. Tanis	Vice President	March 28, 2008
Tod A. Tanis	(Principal Accounting Officer)

(Being the principal executive officers, the principal financial officer and principal accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

Millburn Ridgefield Corporation

Managing Owner of Registrant

March 28, 2008

By	/s/ Harvey Beker
Harvey Beker
Co-Chief Executive Officer

EXHIBIT INDEX

The following exhibits are included herewith.

Designation	Description

13.01	2007 Report of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Executive Officer

32.3	Section 1350 Certification of Principal Financial Officer

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