Form 10-Q
period 2008-03-31
GLOBAL MACRO TRUST
filed 2008-05-15
CIK 1145765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: March 31, 2008
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
Yes ☐ No ☒

Global Macro Trust
Financial statements
For the three months ended March 31, 2008 and 2007 (unaudited)

(a) At March 31, 2008 (unaudited) and December 31, 2007
(b) For the three months ended March 31, 2008 and 2007 (unaudited)

PART 1. FINANANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Global Macro Trust
Statements of Financial Condition

	March 31
	2008	December 31
	(UNAUDITED)	2007
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes-at market value (amortized cost $115,595,970 and $139,691,195)	$116,419,569	$140,178,478
Net unrealized appreciation (depreciation) on open futures and forward currency contracts	(9,446,514)	13,985,466
Due from brokers	21,264,881	12,768,853
Cash denominated in foreign currencies (cost $3,634,484 and $9,122,395)	3,776,268	9,079,650
Total equity in trading accounts	132,014,204	176,012,447

INVESTMENTS IN U.S. TREASURY NOTES-at market value (amortized cost $531,388,251 and $422,543,313)	534,867,853	424,381,257
CASH AND CASH EQUIVALENTS	41,643,436	54,245,604
DUE FROM UNITHOLDERS	14,595,553	-
ACCRUED INTEREST RECEIVABLE	6,018,268	4,755,677
TOTAL	$729,139,314	$659,394,985

LIABILITIES AND TRUST CAPITAL
LIABILITIES:
Subscriptions by Unitholders received in advance	$20,887,305	$19,618,131
Net unrealized depreciation on open forward currency contracts	-	1,300,648
Due to Managing Owner	187,679	120,504
Accrued brokerage fees	3,792,924	3,400,051
Redemptions payable to Unitholders	4,801,078	3,608,727
Redemptions payable to Managing Owner	-	6,462,526
Accrued expenses	141,184	127,090
Due to brokers	411,850	-
Total liabilities	30,222,020	34,637,677

TRUST CAPITAL (NET ASSETS):
Managing Owner interest (11,052.773 and 5,507.640 units outstanding)	13,439,527	6,373,279
Unitholders (563,743.516 and 534,394.969 units outstanding)	685,477,767	618,384,029
Total trust capital (net assets)	698,917,294	624,757,308

TOTAL	$729,139,314	$659,394,985

NET ASSET VALUE PER UNIT OUTSTANDING	$1,215.94	$1,157.17

See notes to financial statements

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
March 31, 2008

FUTURES AND FORWARD CURRENCY CONTRACTS	% of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	(0.84)%	$(5,865,634)
Grains	(0.91)	(6,376,213)
Interest rates	0.65	4,502,305
Metals	(0.35)	(2,431,121)
Softs	(0.98)	(6,822,370)
Stock indices	-	(20,680)
Total long futures contracts	(2.43)	(17,013,713)
Short futures contracts:
Energies	0.53	3,705,387
Grains	0.04	265,625
Interest rates	(0.13)	(921,292)
Livestock	0.13	886,560
Metals	0.14	962,613
Softs	0.14	1,012,950
Stock indices	(0.39)	(2,706,712)
Total short futures contracts	0.46	3,205,130
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	(1.97)	(13,808,583)
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	0.26	1,840,328
Total short forward currency contracts	0.36	2,521,741
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	0.62	4,362,069

TOTAL	(1.35)%	$(9,446,514)

(Continued)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
March 31, 2008

U.S. Treasury Notes

Face Amount	Description	% of Trust Capital	Value

$ 305,000,000	U.S. Treasury notes, 2.625%, 05/15/2008	43.71%	$305,524,219
190,500,000	U.S. Treasury notes, 3.250%, 08/15/2008	27.44	191,809,688
152,500,000	U.S. Treasury notes, 3.125%, 10/15/2008	22.03	153,953,515
	Total investments in U.S. Treasury notes
	(amortized cost $646,984,221)	93.18%	$651,287,422

(Concluded)
See notes to financial statements

Global Macro Trust
Condensed Schedule of Investments
December 31, 2007

FUTURES AND FORWARD CURRENCY CONTRACTS	% of Trust Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	0.46%	$2,900,099
Grains	1.06	6,649,821
Interest rates	(0.19)	(1,156,639)
Metals	0.05	294,849
Softs	0.09	557,248
Stock indices	0.17	977,634
Total long futures contracts	1.64	10,223,012

Short futures contracts:
Energies	(0.03)	(195,100)
Interest rates	0.42	2,622,890
Livestock	0.08	501,980
Metals	0.07	421,465
Softs	(0.07)	(465,326)
Stock indices	0.09	614,991
Total short futures contracts	0.56	3,500,900
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	2.20	13,723,912

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	0.03	165,503
Total short forward currency contracts	(0.19)	(1,204,597)
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS-Net	(0.16)	(1,039,094)

TOTAL	2.04%	$12,684,818

(Continued)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2007

U.S. Treasury Notes

Face Amount	Description	% of Trust Capital	Value

$141,300,000	U.S. Treasury notes, 3.000%, 02/15/2008	22.61%	$141,277,922
141,300,000	U.S. Treasury notes, 2.625%, 05/15/2008	22.56	140,946,750
141,300,000	U.S. Treasury notes, 3.250%, 08/15/2008	22.61	141,255,844
141,300,000	U.S. Treasury notes, 3.125%, 10/15/2008	22.58	141,079,219
	Total investments in U.S. Treasury notes
	(amortized cost $562,234,508)	90.36%	$564,559,735

			(Concluded)
See notes to financial statements

Global Macro Trust
Statements of Operations (UNAUDITED)

	For the three months ended
	March 31	March 31
	2008	2007
INVESTMENT INCOME:
Interest income	$6,583,405	$5,902,619

EXPENSES:
Brokerage fees	11,597,561	8,290,900
Administrative expenses	510,113	421,205
Custody fees	29,484	18,133
Total expenses	12,137,158	8,730,238

NET INVESTMENT LOSS	(5,553,753)	(2,827,619)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	65,979,557	14,500,766
Foreign exchange translation	(622,948)	(46,765)
Net change in unrealized:
Futures and forward currency contracts	(22,131,332)	(7,167,356)
Foreign exchange translation	184,529	17,753
Net gains (losses) from U.S. Treasury notes:
Net change in unrealized	1,977,974	151,280
TOTAL NET REALIZED AND UNREALIZED GAINS	45,387,780	7,455,678

NET INCOME	39,834,027	4,628,059
LESS PROFIT SHARE TO MANAGING OWNER	6,562,324	5,285
NET INCOME AFTER PROFIT SHARE TO MANAGING OWNER	$33,271,703	$4,622,774

NET INCOME AFTER PROFIT SHARE TO MANAGING OWNER PER UNIT OUTSTANDING	$58.77	$8.88

See notes to financial statements		(Concluded)

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the three months ended March 31, 2008:

	Unitholders		New Profit Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Trust capital at
January 1, 2008	$618,384,029	534,394.969	$–	–	$6,373,279	5,507.640	$624,757,308	539,902.609
Subscriptions	49,601,965	41,715.582	–	–	–	–	49,601,965	41,715.582
Redemptions	(15,276,006)	(12,646.808)	–	–	–	–	(15,276,006)	(12,646.808)
Addt'l units allocated *	–	279.773	–	0.178	–	149.133	–	429.084
Net income (loss)	32,767,779	–	(1,111)	–	505,035	–	33,271,703	–
Managing Owner's allocation:
New Profit–Accrued	–	–	6,562,324	5,395.822	–	–	6,562,324	5,395.822
Trust capital at
March 31, 2008	$685,477,767	563,743.516	$6,561,213	5,396.000	$6,878,314	5,656.773	$698,917,294	574,796.289

Net asset value per unit outstanding at at March 31, 2008:			$1,215.94

* Additional units are issued to Unitholders who are charged less than a 7% brokerage fee
(Continued)

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the three months ended March 31, 2007:

			New Profit
	Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Trust capital at January 1, 2007	$480,532,970	462,004.829	$-	-	$5,290,389	5,086.375	$485,823,359	467,091.204
Subscriptions	20,737,700	19,983.798	-	-	-	-	20,737,700	19,983.798
Redemptions	(21,350,314)	(20,433.520)	-	-	-	-	(21,350,314)	(20,433.520)
Addt'l units allocated *	-	231.215	-	0.054	-	86.832	-	318.101
Net income	4,486,512	-	11	-	136,251		4,622,774	-
Managing Owner's allocation:
New Profit-Accrued	-	-	5,285	4.995	-	-	5,285	4.995
Trust capital at
March 31, 2007	$484,406,868	461,786.322	$5,296	5.049	$5,426,640	5,173.207	$489,838,804	466,964.578

Net asset value per unit outstanding at
at March 31, 2007:			$1,048.98

* Additional units are issued to Unitholders who are charged less than a 7% brokerage fee

See notes to financial statements	(Concluded)

Global Macro Trust
Statements of Financial Highlights (UNAUDITED)

For the three months ended March 31:	2008	2007

Net income (loss) from operations:
Net investment loss	$(10.03)	$(6.18)
Net realized and unrealized gains on trading of futures and forward currency contracts	77.04	14.75
Net gains from U.S. Treasury obligations	3.50	0.32
Profit share allocated to Managing Owner	(11.74)	(0.01)
Net gains per unit	$58.77	$8.88

Net asset value per unit, beginning of period	1,157.17	1,040.10

Net asset value per unit, end of period	$1,215.94	$1,048.98

Total return and ratios for the three months ended March 31:
	2008	2007

RATIOS TO AVERAGE CAPITAL:

Net investment loss (a)	(3.31)%	(2.37)%

Total expenses (a)	7.16%	7.17%
Profit share allocation (b)	0.97	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	8.13%	7.17%

Total return before profit share allocation (b)	6.09%	0.85%
Profit share allocation (b)	(1.01)	(0.00)
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	5.08%	0.85%

(a) annualized
(b) not annualized

See notes to financial statements	(Concluded)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Global Macro Trust’s (the “Trust”) financial condition at March 31, 2008 (unaudited) and December 31, 2007 and the results of its operations for the three ended March 31, 2008 and 2007 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007. The December 31, 2007 information has been derived from the audited financial statements as of December 31, 2007.

The Trust pays all routine expenses, such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee's fees, the charges of an outside accounting services agency and the expenses of updating the Prospectus), as well as extraordinary costs. At March 31, 2008, Millburn Ridgefield Corporation (the “Managing Owner”) is owed $181,519 from the Trust in connection with such expenses it has paid on the Trust's behalf (and is included in "Due to Managing Owner" in the statements of financial condition).

Unitholders who redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' Net Asset Value as of the date of redemption. All redemption charges will be paid to the Managing Owner. At March 31, 2008, $6,160 of redemption charges was owed to the Managing Owner (and is included in “Due to Managing Owner” in the statements of financial condition).

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Trust recognize in its financial statements the impact of a tax position, and if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening trust capital. Millburn Ridgefield Corporation as Managing Owner of the Trust has evaluated the impact of adopting FIN 48 on the Trust’s financial statements. The Trust is treated as a limited partnership for federal and state income tax reporting purposes and therefore the unitholders are responsible for the payment of taxes. Accordingly, FIN 48 did not have an impact on the Trust.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Trust adopted this pronouncement January 1, 2008. The three levels of the fair value hierarchy under SFAS No. 157 are described below:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly;

Level 3: Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

In determining fair value, the Trust separates its investments into two categories: cash instruments and derivative contracts.

Cash Instruments. The Trust’s cash instruments are generally classified within level 1 of the fair value hierarchy because they are typically valued using quoted market prices. The types of instruments valued based on quoted market prices in active markets include U.S. government obligations and a short-term U.S. government money market fund. The Managing Owner of the Trust does not adjust the quoted price for such instruments, even in situations where the Trust holds a large position and a sale could reasonably impact the quoted price.

Derivative Contracts. Derivative contracts can be exchange-traded or over-the-counter (OTC). Exchange-traded futures contracts are valued based on quoted closing settlement prices and typically fall within level 1 of the fair value hierarchy.

OTC derivatives, or forward currency contracts, are valued based on pricing models that consider the current market prices (“Spot Prices”) plus the time value of money (“Forward Points”) and contractual prices of the underlying financial instruments. The Forward Points from the quotation service providers are generally in periods of one month, two months, three months and six months forward while the contractual forward delivery dates for the foreign forward currency contracts traded by the Trust may be in between these periods. The Managing Owner’s policy is to calculate the Forward Points for each contract being valued by determining the number of days from the date the forward currency contract is being valued to its maturity date and then using straight-line interpolation to calculate the valuation of Forward Points for the applicable forward currency contract. Model inputs can generally be verified and model selection does not involve significant management judgment. Such instruments are typically classified within level 2 of the fair value hierarchy.

The following table sets forth by level within the fair value hierarchy:

Financial Assets at Fair Value as of March 31, 2008

	Level 1	Level 2	Total
U.S. Treasury Notes	$651,287,422	$0	$651,287,422
Short-Term Money Market Fund	40,732,635	0	40,732,635
Exchange-Traded
Futures Contracts	(13,808,583)	0	(13,808,583)
Over-the-Counter
Forward Currency Contracts	0	4,362,069	4,362,069
Total assets at fair value	$678,211,474	$4,362,069	$682,573,543

Recently Issued Pronouncements

In March 2008, FASB No. 161 (FAS 161), Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (FAS 133), was issued and is effective for fiscal years beginning after November 15, 2008. FAS 161 amends and expands the disclosure requirements of FAS 133 in order to provide financial statement users an understanding of a company’s use of derivative instruments, how derivative instruments are accounted for under FAS 133 and related interpretations and how these instruments affect a company’s financial position, performance, and cash flows. FAS 161 requires companies to disclose information detailing the objectives and strategies for using derivative instruments, the level of derivative activity entered into by the company, and any credit risk-related contingent features of the agreements. Management is currently evaluating the adoption of FAS 161 on the Trust’s financial statement disclosures.

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

The Trust trades futures and forward contracts on interest rates, grains, softs, currencies, metals, energies, livestock and stock indices. Due to the nature of the Trust's business, substantially all its assets are represented by cash and United States government obligations, while the Trust maintains its market exposure through open futures and forward contract positions.

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

There have been no material changes with respect to the Trust's critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Trust's Annual Report on Form 10-K for fiscal year 2007.

PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three months ended March 31, 2008 and 2007. Profit share earned (from Unitholders' redemptions) is credited to the New Profit memo account as defined in the Trust’s Trust Agreement.

Three months ended:

	3/31/08	3/31/07
Profit share earned	90,072	5,285
Profit share accrued	6,472,252	0
Total profit share	6,562,324	5,285

RESULTS OF OPERATIONS

During its operations for the three months ending March 31, 2008, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

Due to the nature of the Trust’s trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Period ended March 31, 2008

Month Ending:	Total Trust Capital

March 31, 2008	$698,917,294
December 31, 2007	624,757,308

Three Months
Change in Trust Capital	$74,159,986
Percent Change	11.87%

THREE MONTHS ENDED MARCH 31, 2008

The increase in the Trust’s net assets of $74,159,986 for the three months ended March 31, 2008 was attributable to net income (before profit share) of $39,834,027 and subscriptions of $49,601,965, which was partially offset by redemptions of $15,276,006.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three months ended March 31, 2008 increased $3,306,661 relative to the corresponding period in 2007.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the three months ended March 31, 2008 increased $680,786 relative to the corresponding period in 2007. This increase was due predominantly to an increase in net assets which was partially offset by a decrease in short-term Treasury yields.

The Trust experienced net realized and unrealized gains of $45,387,780 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $11,597,561, administrative expenses of $510,113, custody fees of $29,484 and accrued profit share to the Managing Owner of $6,562,324 were incurred. Interest income of $6,583,405 partially offset the Trust's expenses resulting in net income of $33,271,703. An analysis of the trading gain (loss) by sector is as follows:

% GAIN
SECTOR	(LOSS)
Currencies	2.21%
Energies	0.61%
Grains	1.46%
Interest Rates	1.57%
Livestock	0.85%
Metals	0.28%
Softs	-0.13%
Stock Indices	-0.10%
Total	6.75%

MANAGEMENT DISCUSSION – 2008

Three months ended March 31, 2008

The Trust's net asset value per unit increased 5.08% for the three months ended March 31, 2008. Trading of dollar currency positions, and interest rate, grain, energy, metal and livestock futures were profitable. On the other hand, fractional losses were sustained from trading of cross currency positions, and stock index and soft commodity futures.

As the credit crisis spread and deepened, imperiling growth and employment prospects worldwide, central banks in the developed countries made more money available against a broader range of collateral for longer periods to a wider group of financial firms than ever before. In the U.S., increasing evidence of stress in the economy prompted the Federal Reserve to announce dramatic cuts in the federal funds and discount rates, providing much-needed liquidity and also facilitating a sale of embattled Bear Stearns to J.P. Morgan Chase.

In this environment, the U.S. dollar was under persistent pressure, falling to an all-time low against the euro and multi-year lows against a number of currencies including the yen, Swiss franc, Brazilian real and Columbian peso. As a result, short dollar positions were broadly profitable. Meanwhile, non-dollar cross rate trading was fractionally unprofitable.

As interest rates eased in a number of countries, long positions in U.S., Canadian and Japanese long-term and short-term interest rate futures were profitable, and outweighed losses on short positions in Australian interest rate futures. A long position in short-term euro rate futures was unprofitable as the ECB continued to resist calls for rate reductions due to inflation worries.

Agricultural markets, which have had a legendary run-up with several markets setting all-time records, were quite profitable, even though there was a significant sell-off in March. Grain prices have been underpinned by strong demand from the developing world that is experiencing an economic boom and by tight supplies. The USDA projects U.S. wheat inventories as the lowest for the end of the marketing year since 1948, and global wheat stockpiles headed for a 30-year low. Also, demand for corn and oilseeds was boosted by increased use of ethanol and diesel from vegetable oils. Indeed, some governments are restricting or taxing exports to retain domestic supplies. Consequently, long positions in wheat, corn, and the soybean complex were profitable. Further, short positions in livestock were profitable as high feed prices motivated producer selling.

Energy prices were firm and crude oil prices reached record levels due to strong global demand and tight supplies. The weakening U.S. dollar also buttressed energy and other commodity prices. Long positions in crude and London gas oil led to energy sector profits.

Precious metals prices advanced as the dollar fell, particularly early in the quarter and profits on long positions in gold, silver and platinum outweighed losses from trading of industrial metals.

High volatility and lack of well defined persistent trends kept equity futures positions reduced during the quarter, and gains and losses for individual equity futures netted to a marginal loss for the sector.

Period ended March 31, 2007

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

The Trust's Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Trust's open positions by market category for each quarter-end during the period ended March 31, 2008. During the three months ended March 31, 2008, the Trust's average total capitalization was approximately $684,896,000.

Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Currencies	$13.1	1.9%	$13.1	$13.1
Energies	9.3	1.3%	9.3	9.3
Grains	0.9	0.1%	0.9	0.9
Interest rates	6.6	1.0%	6.6	6.6
Livestock	1.4	0.2%	1.4	1.4
Metals	8.0	1.2%	8.0	8.0
Softs	2.7	0.4%	2.7	2.7
Stock indices	9.3	1.4%	9.3	9.3
Total	$51.3	7.5%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the three months ended March 31, 2008. Average capitalization is the average of the Trust's capitalization at the end of each of the three months ended March 31, 2008. Dollar amounts represent millions of dollars.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings - None
ITEM 1A. Risk Factors.
There are no material changes from risk factors as previously disclosed in Form 10-K, filed March 28, 2008.

ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds
(c) Pursuant to the Trust's Declaration of Trust and Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit. The redemption of   Units has no impact on the value of Units that remain outstanding, and   Units are not reissued once redeemed.

ITEM 3. Defaults Upon Senior Securities - None
ITEM 4. Submission of Matters to a Vote of Security Holders - None
ITEM 5. Other Information - None

The following table summarizes the redemptions by Unitholders during the three months ended March 31, 2008:

Date of Redemption	Units Redeemed	NAV per Unit

January 31, 2008	5,060.613	$1,173.25
February 29, 2008	3,632.679	1,247.40
March 31, 2008	3,953.516	1,215.94
Total	12,646.808

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

Date: May 14, 2008
/s/ Tod A. Tanis
Tod A. Tanis
Vice-President
(principal accounting officer)