Form 10-Q
period 2008-06-30
GLOBAL MACRO TRUST
filed 2008-08-14
CIK 1145765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: June 30, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Global Macro Trust
Financial statements
For the three and six months ended June 30, 2008 and 2007 (unaudited)

(a) At June 30, 2008 (unaudited) and December 31, 2007
(b) For the three and six months ended June 30, 2008 and 2007 (unaudited)
(c) For the six months ended June 30, 2008 and 2007 (unaudited)

PART 1. FINANANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Global Macro Trust
Statements of Financial Condition

	June 30
	2008	December 31
	(UNAUDITED)	2007
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes-at market value (amortized cost $133,491,956 and $139,691,195)	$133,877,579	$140,178,478
Net unrealized appreciation on open futures and forward currency contracts	31,927,996	13,985,466
Due from brokers	16,170,314	12,768,853
Cash denominated in foreign currencies (cost $424,833 and $9,122,395)	375,306	9,079,650
Total equity in trading accounts	182,351,195	176,012,447

INVESTMENTS IN U.S. TREASURY NOTES-at market value (amortized cost $584,511,710 and $422,543,313)	585,182,421	424,381,257
CASH AND CASH EQUIVALENTS	57,583,719	54,245,604
ACCRUED INTEREST RECEIVABLE	5,599,136	4,755,677
DUE FROM UNITHOLDERS	650,000	-
TOTAL	$831,366,471	$659,394,985

LIABILITIES AND TRUST CAPITAL
LIABILITIES:
Subscriptions by Unitholders received in advance	$24,382,633	$19,618,131
Net unrealized depreciation on open forward currency contracts	-	1,300,648
Due to Managing Owner	152,029	120,504
Accrued brokerage fees	4,318,811	3,400,051
Redemptions payable to Unitholders	4,079,293	3,608,727
Redemptions payable to Managing Owner	-	6,462,526
Accrued expenses	79,168	127,090
Total liabilities	33,011,934	34,637,677

TRUST CAPITAL (NET ASSETS):
Managing Owner interest (19,010.401 and 5,507.640 units outstanding)	24,538,639	6,373,279
Unitholders (599,486.163 and 534,394.969 units outstanding)	773,815,898	618,384,029
Total trust capital (net assets)	798,354,537	624,757,308

TOTAL	$831,371,471	$659,394,985

NET ASSET VALUE PER UNIT OUTSTANDING	$1,290.80	$1,157.17

See notes to financial statements

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
June 30, 2008

FUTURES AND FORWARD CURRENCY CONTRACTS	% of Trust Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	0.92%	$7,311,423
Grains	0.18	1,461,696
Interest rates	(0.08)	(652,197)
Metals	0.39	3,110,221
Softs	0.37	2,965,722
Stock indices	(0.09)	(726,471)
Total long futures contracts	1.69	13,470,394

Short futures contracts:
Energies	(0.65)	(5,168,959)
Grains	0.03	213,463
Interest rates	0.07	594,517
Livestock	0.16	1,299,040
Metals	0.23	1,819,776
Softs	(0.37)	(2,917,308)
Stock indices	1.82	14,456,360
Total short futures contracts	1.29	10,296,889
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	2.98	23,767,283

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	0.58	4,659,587
Total short forward currency contracts	0.44	3,501,126
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS-Net	1.02	8,160,713

TOTAL	4.00%	$31,927,996

(Continued)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
June 30, 2008

U.S. Treasury Notes

Face Amount	Description	% of Trust Capital	Value

$209,500,000	U.S. Treasury notes, 3.250%, 08/15/2008	26.30%	$209,958,281
329,000,000	U.S. Treasury notes, 3.125%, 10/15/2008	41.37	330,285,156
176,500,000	U.S. Treasury notes, 3.875%, 05/15/2009	22.40	178,816,563
	Total investments in U.S. Treasury notes (amortized cost $718,003,666)	90.07%	$719,060,000
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
(Concluded)
See notes to financial statements

Global Macro Trust
Statements of Operations (UNAUDITED)

	For the three months ended
	June 30	June 30
	2008	2007
INVESTMENT INCOME:
Interest income	$5,527,002	$6,536,211

EXPENSES:
Brokerage fees	12,522,598	9,757,883
Administrative expenses	530,996	446,356
Custody fees	34,701	21,226
Total expenses	13,088,295	10,225,465

NET INVESTMENT LOSS	(7,561,293)	(3,689,254)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	26,150,230	101,024,940
Foreign exchange translation	(196,038)	26,578
Net change in unrealized:
Futures and forward currency contracts	41,374,510	5,682,483
Foreign exchange translation	(191,311)	(3,549)
Net gains (losses) from U.S. Treasury notes:
Net change in unrealized	(3,246,867)	26,160
TOTAL NET REALIZED AND UNREALIZED GAINS	63,890,524	106,756,612

NET INCOME	56,329,231	103,067,358
LESS PROFIT SHARE TO MANAGING OWNER	10,033,146	17,777,767
NET INCOME AFTER PROFIT SHARE TO MANAGING OWNER	$46,296,085	$85,289,591

NET INCOME AFTER PROFIT SHARE TO MANAGING OWNER PER UNIT OUTSTANDING	$74.86	$176.39

(Continued)

Global Macro Trust
Statements of Operations (UNAUDITED)

	For the six months ended
	June 30 2008	June 30 2007
INVESTMENT INCOME:
Interest income	$12,110,407	$12,438,830

EXPENSES:
Brokerage fees	24,120,159	18,048,783
Administrative expenses	1,041,109	867,561
Custody fees	64,185	39,359
Total expenses	25,225,453	18,955,703

NET INVESTMENT LOSS	(13,115,046)	(6,516,873)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	92,129,787	115,525,706
Foreign exchange translation	(818,986)	(20,187)
Net change in unrealized:
Futures and forward currency contracts	19,243,178	(1,484,873)
Foreign exchange translation	(6,782)	14,204
Net gains (losses) from U.S. Treasury notes:
Net change in unrealized	(1,268,893)	177,440
TOTAL NET REALIZED AND UNREALIZED GAINS	109,278,304	114,212,290

NET INCOME	96,163,258	107,695,417
LESS PROFIT SHARE TO MANAGING OWNER	16,595,470	17,783,052
NET INCOME AFTER PROFIT SHARE TO MANAGING OWNER	$79,567,788	$89,912,365

NET INCOME AFTER PROFIT SHARE TO MANAGING OWNER PER UNIT OUTSTANDING	$133.63	$185.27

See notes to financial statements	(Concluded)

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the six months ended June 30, 2008:

	Unitholders		New Profit Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Trust capital at January 1, 2008	$618,384,029	534,394.969	$-	-	$6,373,279	5,507.640	$624,757,308	539,902.609
Subscriptions	111,198,498	92,578.998	-	-	375,000	308.447	111,573,498	92,887.445
Redemptions	(34,139,527)	(28,065.824)	-	-	-	-	(34,139,527)	(28,065.824)
Addt'l units allocated *	-	578.020	-	5.265	-	322.028	-	905.313
Net income	78,372,898	-	20,078	-	1,174,812	-	79,567,788	-
Managing Owner's allocation:
New Profit-Accrued	-	-	16,595,470	12,867.021	-	-	16,595,470	12,867.021
	-	-	-	-	-	-	-	-
Trust capital at June 30, 2008	$773,815,898	599,486.163	$16,615,548	12,872.286	$7,923,091	6,138.115	$798,354,537	618,496.564
Net asset value per unit outstanding at at June 30, 2008:			$1,290.80

* Additional units are issued to Unitholders who are charged less than a 7% brokerage fee

(Continued)

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the six months ended June 30, 2007:

			New Profit
	Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Trust capital at January 1, 2007	$480,532,970	462,004.829	$-	-	$5,290,389	5,086.375	$485,823,359	467,091.204
Subscriptions	56,494,079	51,757.520	-	-	-	-	56,494,079	51,757.520
Redemptions	(37,556,031)	(34,333.583)	-	-	-	-	(37,556,031)	(34,333.583)
Addt'l units allocated *	-	437.972	-	3.668	-	335.223	-	776.863
Net income	88,542,318	-	16,955	-	1,353,092		89,912,365	-
Managing Owner's allocation:
New Profit-Accrued	-	-	17,783,052	14,522.563	-	-	17,783,052	14,522.563
Trust capital at June 30, 2007	$588,013,336	479,866.738	$17,800,007	14,526.231	$6,643,481	5,421.598	$612,456,824	499,814.567

Net asset value per unit outstanding at at June 30, 2007:			$1,225.37

* Additional units are issued to Unitholders who are charged less than a 7% brokerage fee

See notes to financial statements

(Concluded)

Global Macro Trust
Statements of Financial Highlights (UNAUDITED)

For the three months ended June 30	2008	2007

Net income (loss) from operations:
Net investment loss	$(12.87)	$(7.88)
Net realized and unrealized gains on trading of futures and forward currency contracts	110.15	221.55
Net gains (losses) from U.S. Treasury obligations	(5.44)	0.05
Profit share allocated to Managing Owner	(16.98)	(37.33)
Net income per unit	$74.86	$176.39

Net asset value per unit, beginning of period	1,215.94	1,048.98

Net asset value per unit, end of period	$1,290.80	$1,225.37

Total return and ratios for the three months ended June 30:

	2008	2007

RATIOS TO AVERAGE CAPITAL:

Net investment loss (a)	(4.16)%	(2.68)%

Total expenses (a)	7.16%	7.29%
Profit share allocation (b)	1.37	3.17
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	8.53%	10.46%

Total return before profit share allocation (b)	7.56%	20.37%
Profit share allocation (b)	(1.40)	(3.55)
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	6.16%	16.82%

(a)  annualized
(b)  not annualized

(Continued)

Global Macro Trust
Statements of Financial Highlights (UNAUDITED)

For the six months ended June 30:	2008	2007

Net income (loss) from operations:
Net investment loss	$(22.98)	$(14.08)
Net realized and unrealized gains on trading of futures and forward currency contracts	187.66	236.70
Net gains (losses) from U.S. Treasury obligations	(2.19)	0.37
Profit share allocated to Managing Owner	(28.86)	(37.72)
Net income per unit	$133.63	$185.27

Net asset value per unit, beginning of period	1,157.17	1,040.10

Net asset value per unit, end of period	$1,290.80	$1,225.37

Total return and ratios for the six months ended June 30:

	2008	2007

RATIOS TO AVERAGE CAPITAL:

Net investment loss (a)	(3.75)%	(2.54)%

Total expenses (a)	7.16%	7.24%
Profit share allocation (b)	2.36	3.40
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	9.52%	10.64%

Total return before profit share allocation (b)	14.04%	21.44%
Profit share allocation (b)	(2.49)	(3.63)
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	11.55%	17.81%

(a)  annualized
(b)  not annualized

See notes to financial statements

(Concluded)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Global Macro Trust’s (the “Trust” or “Registrant”) financial condition at June 30, 2008 (unaudited) and December 31, 2007 and the results of its operations for the three and six months ended June 30, 2008 and 2007 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007. The December 31, 2007 information has been derived from the audited financial statements as of December 31, 2007.

The Trust pays all routine expenses, such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee's fees, the charges of an outside accounting services agency and the expenses of updating the Prospectus), as well as extraordinary costs. At June 30, 2008, Millburn Ridgefield Corporation (the “Managing Owner”) is owed $148,048 from the Trust in connection with such expenses it has paid on the Trust's behalf (and is included in "Due to Managing Owner" in the statements of financial condition).

Unitholders who redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' Net Asset Value as of the date of redemption. All redemption charges will be paid to the Managing Owner. At June 30, 2008, $3,981 of redemption charges was owed to the Managing Owner (and is included in “Due to Managing Owner” in the statements of financial condition).

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

The following table sets forth by level within the fair value hierarchy:

Financial Assets at Fair Value as of June 30, 2008

	Level 1	Level 2	Total
U.S. Treasury Notes	$719,060,000	$0	$719,060,000
Short-Term Money Market Fund	56,991,547	0	56,991,547
Exchange-Traded
Futures Contracts	23,767,283	0	23,767,283
Over-the-Counter
Forward Currency Contracts	0	8,160,713	8,160,713
Total assets at fair value	$799,818,830	$8,160,713	$807,979,543

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

PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and six months ended June 30, 2008 and 2007. Profit share earned (from Unitholders' redemptions) is credited to the New Profit memo account as defined in the Trust’s Trust Agreement.

	Three months ended:
	Jun 30, 2008	Jun 30, 2007

Profit share earned	$136,912	$221,903
Reversal of profit share (1)	(6,472,252)	0
Profit share accrued (2)	16,368,486	17,555,864
Total profit share	$10,033,146	$17,777,767

	Six months ended:
	Jun 30, 2008	Jun 30, 2007

Profit share earned	$226,984	$227,188
Profit share accrued (2)	16,368,486	17,555,864
Total profit share	$16,595,470	$17,783,052

(1) At April 1
(2) At June 30

RESULTS OF OPERATIONS

During its operations for the three and six months ending June 30, 2008, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

Due to the nature of the Trust’s trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Periods ended June 30, 2008
Total Trust
Month Ending:	Capital

June 30, 2008	$798,354,537
March 31, 2008	698,917,294
December 31, 2007	624,757,308

	Three Months	Six Months
Change in Trust Capital	$99,437,243	$173,597,229
Percent Change	14.23%	27.79%

THREE MONTHS ENDED JUNE 30, 2008

The increase in the Trust’s net assets of $99,437,243 for the three months ended June 30, 2008 was attributable to net income (before profit share) of $56,329,231 and subscriptions of $61,971,533, which was partially offset by redemptions of $18,863,521.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three months ended June 30, 2008 increased $2,764,715 relative to the corresponding period in 2007 due to the increase in the Trust's net assets.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the three months ended June 30, 2008 decreased $1,009,209 relative to the corresponding period in 2007. This decrease was due predominantly due to a significant decrease in short-term Treasury yields which was partially offset by an increase in net assets.

The Trust experienced net realized and unrealized gains of $63,890,524 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $12,522,598, administrative expenses of $530,996, custody fees of $34,701 and accrued profit share to the Managing Owner of $10,033,146 were incurred. Interest income of $5,527,002 partially offset the Trust's expenses resulting in net income of $46,296,085. An analysis of the trading gain (loss) by sector is as follows:

% Gain/
Sector	(Loss)
Currencies	2.67%
Energies	4.84%
Grains	1.53%
Interest Rates	-1.29%
Livestock	-0.42%
Metals	1.21%
Softs	-0.26%
Stock Indices	0.95%
Trading Gain/(Loss)	9.23%

SIX MONTHS ENDED JUNE 30, 2008

The increase in the Trust’s net assets of $173,597,229 for the six months ended June 30, 2008 was attributable to net income (before profit share) of $96,163,258 and subscriptions of $111,573,498, which was partially offset by redemptions of $34,139,527.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the six months ended June 30, 2008 increased $6,071,376 relative to the corresponding period in 2007.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the six months ended June 30, 2008 decreased $328,423 relative to the corresponding period in 2007. This decrease was due predominantly to a significant decrease in short-term Treasury yields which was partially offset by an increase in net assets during the period.

The Trust experienced net realized and unrealized gains of $109,278,304 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $24,120,159, administrative expenses of $1,041,109, custody fees of $64,185 and accrued profit share to the Managing Owner of $16,595,470 were incurred. Interest income of $12,110,407 partially offset the Trust's expenses resulting in net income of $79,567,788. An analysis of the trading gain (loss) by sector is as follows:

% Gain/
Sector	(Loss)
Currencies	5.05%
Energies	5.64%
Grains	3.12%
Interest Rates	0.28%
Livestock	0.45%
Metals	1.55%
Softs	-0.38%
Stock Indices	0.89%
Trading Gain/(Loss)	16.60%

MANAGEMENT DISCUSSION – 2008

Three months ended June 30, 2008
The Trust's net asset value per unit increased 6.16% for the three months ended June 30, 2008. Energy trading accounted for half of the gain, and significant profits were registered from currency, metals, equity, and grain trading as well. Meanwhile, trading of interest rate futures, and to a lesser extent, livestock and soft commodities futures were unprofitable.

Energy prices continued their upward thrust with crude oil hitting successive new all-time highs throughout the quarter. Strong demand, including fundamental, investment and speculative components, along with low inventories, periodic supply disruptions, and geopolitical uncertainties underpinned energy price surges. Consequently, long positions in crude oil, gasoline, heating oil, kerosene, London gas oil, and natural gas were profitable. Near quarter-end, the high volatility in the energy markets resulted in further significant reductions in energy positions.

In currency trading, the dollar was under pressure due to the ongoing financial and economic turmoil triggered by the housing and mortgage crises and subsequent credit crunch. The easier Federal Reserve monetary policy that has ensued also weighed on the U.S. currency. Therefore, short dollar positions against a number of higher yield currencies including the Aussie and Singapore dollars, Brazilian real and Mexican peso, and Eastern European currencies were profitable. A long dollar trade versus the Korean won also produced a gain. On the other hand, short dollar positions against the New Zealand dollar and Chilean peso were unprofitable, as was a long dollar position against the South African rand. In non-dollar cross rate trading, short euro positions relative to the Eastern European currencies and a long Aussie dollar/short Canadian dollar trade were profitable.

Equity markets declined rather broadly during the quarter and short positions in European and U.S. equity indices generated profits. Meanwhile, long positions in South African, Hong Kong and Chinese indices resulted in losses.

Industrial metals prices were mixed. Short positions in zinc, nickel and lead, and long positions in tin, copper and aluminum were profitable. Long positions in precious metals had no appreciable effect on performance this quarter.

In grains, long positions in the soybean complex and corn were profitable, and more than offset the modest loss from trading wheat.

As the quarter began, the portfolio was positioned for a continuation of the lower interest rate trend. However, as inflation concerns spread even though economic activity remained questionable, market participants came to believe that monetary easing was at an end. Hence during April and May losses were sustained on long positions in U.S., European, and Japanese short, medium, and long term interest rate instruments. In response numerous positions were reduced and/or reversed. In June, interest rate trading was profitable largely due to short futures positions but still ended up with a loss for the quarter.

In soft commodities, the losses from trading sugar and cotton outweighed the gains from long cocoa and coffee trades. Short positions in livestock were unprofitable as the market expected herd liquidation due to high feed prices to abate and on positive export news.

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

Agricultural markets, which have had a legendary run-up with several markets setting all-time records, were quite profitable, even though there was a significant sell-off in March. Grain prices have been underpinned by strong demand from the developing world that is experiencing an economic boom and by tight supplies. The USDA projects U.S. wheat inventories as the lowest for the end of the marketing year since 1948, and global wheat stockpiles headed for a 30-year low. Also, demand for corn and oilseeds were boosted by increased use of ethanol and diesel from vegetable oils. Indeed, some governments are restricting or taxing exports to retain domestic supplies. Consequently, long positions in wheat, corn, and the soybean complex were profitable. Further, short positions in livestock were profitable as high feed prices motivated producer selling.

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

The Trust's Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Trust's open positions by market category for each quarter-end during the period ended June 30, 2008. During the six months ended June 30, 2008, the Trust's average total capitalization was approximately $711,632,000.

Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Currencies	$15.7	2.2%	$18.3	$13.1
Energies	9.6	1.4%	9.8	9.3
Grains	2.0	0.3%	3.0	0.9
Interest rates	7.1	1.0%	7.6	6.6
Livestock	1.2	0.2%	1.4	0.9
Metals	9.9	1.4%	11.8	7.9
Softs	4.6	0.7%	6.4	2.7
Stock indices	17.6	2.5%	25.9	9.3
Total	$67.7	9.7%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the six months ended June 30, 2008. Average capitalization is the average of the Trust's capitalization at the end of each of the six months ended June 30, 2008. Dollar amounts represent millions of dollars.

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

ITEM 4T. CONTROLS AND PROCEDURES

There were no changes in the Managing Owner's internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Managing Owner's internal control over financial reporting with respect to the Trust.

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

The following table summarizes the redemptions by Unitholders during the three months ended June 30, 2008:

Date of Redemption	Units Redeemed	NAV per Unit

April 30, 2008	8,268.037	$1,201.28
May 31, 2008	3,987.612	1,215.77
June 30, 2008	3,163.367	1,290.80
Total	15,419.016

ITEM 3. Defaults Upon Senior Securities  None
ITEM 4. Submission of Matters to a Vote of Security Holders - None
ITEM 5. Other Information – None

ITEM 6. Exhibits -

The following exhibit is incorporated by reference from the exhibit of the same number and description filed with the Trust's Registration Statement (file # 333-109122) filed on September 25, 2003 on Form S-1 under the Securities Act of 1933 and declared effective November 12, 2003.

3.03 Form of Third Amended and Restated Declaration and Agreement of Trust of Registrant

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
31.03 Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer
32.01 Section 1350 Certification of Co-Chief Executive Officer
32.02 Section 1350 Certification of Co-Chief Executive Officer
32.03 Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	Millburn Ridgefield Corporation,
Managing Owner

Date: August 13, 2008
/s/ Tod A. Tanis
Tod A. Tanis
Vice-President
(principal accounting officer)