Form 10-Q
period 2008-09-30
GLOBAL MACRO TRUST
filed 2008-11-13
CIK 1145765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: September 30, 2008
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
Yes ☐ No ☒

Global Macro Trust
Financial statements
For the three and nine months ended September 30, 2008 and 2007 (unaudited)

(a) At September 30, 2008 (unaudited) and December 31, 2007
(b) For the three and nine months ended September 30, 2008 and 2007 (unaudited)
(c) For the nine months ended September 30, 2008 and 2007 (unaudited)

PART 1. FINANANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Global Macro Trust
Statements of Financial Condition

	September 30
	2008	December 31
	(UNAUDITED)	2007
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes−at market value (amortized cost $104,390,101 and $139,691,195)	$104,579,688	$140,178,478
Net unrealized appreciation on open futures and forward currency contracts	16,705,005	13,985,466
Due from brokers	12,557,163	12,768,853
Cash denominated in foreign currencies (cost $3,701,702 and $9,122,395)	3,406,523	9,079,650
Total equity in trading accounts	137,248,379	176,012,447

INVESTMENTS IN U.S. TREASURY NOTES−at market value (amortized cost $667,973,958 and $422,543,313)	669,158,484	424,381,257
CASH AND CASH EQUIVALENTS	83,444,668	54,245,604
ACCRUED INTEREST RECEIVABLE	9,637,361	4,755,677
DUE FROM UNITHOLDERS	3,543,600	-
TOTAL	$903,032,492	$659,394,985

LIABILITIES AND TRUST CAPITAL
LIABILITIES:
Subscriptions by Unitholders received in advance	$32,793,063	$19,618,131
Net unrealized depreciation on open forward currency contracts	100,040	1,300,648
Due to Managing Owner	184,482	120,504
Accrued brokerage fees	4,493,728	3,400,051
Redemptions payable to Unitholders	4,725,164	3,608,727
Redemptions payable to Managing Owner	-	6,462,526
Accrued expenses	-	127,090
Due to brokers	20,513,825	-
Total liabilities	62,810,302	34,637,677

TRUST CAPITAL (NET ASSETS):
Managing Owner interest (11,787.632 and 5,507.640 units outstanding)	14,505,257	6,373,279
Unitholders (671,017.196 and 534,394.969 units outstanding)	825,716,933	618,384,029
Total trust capital (net assets)	840,222,190	624,757,308

TOTAL	$903,032,492	$659,394,985

NET ASSET VALUE PER UNIT OUTSTANDING	$1,230.55	$1,157.17

See notes to financial statements

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
September 30, 2008

FUTURES AND FORWARD CURRENCY CONTRACTS	% of Trust Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	0.36%	$3,027,927
Grains	(0.69)	(5,790,758)
Interest rates	0.12	981,285
Metals	(1.75)	(14,731,713)
Softs	(0.04)	(341,490)
Total long futures contracts	(2.00)	(16,854,749)
Short futures contracts:
Energies	(0.34)	(2,826,107)
Grains	0.74	6,204,191
Interest rates	(0.06)	(468,953)
Livestock	0.12	985,600
Metals	1.91	16,044,642
Softs	0.62	5,246,190
Stock indices	0.81	6,746,527
Total short futures contracts	3.80	31,932,090
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	1.80	15,077,341

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.38)	(3,187,835)
Total short forward currency contracts	0.56	4,715,459
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	0.18	1,527,624

TOTAL	1.98%	$16,604,965

(Continued)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
September 30, 2008
U.S. Treasury Notes

Face Amount	Description	% of Trust Capital	Value

$345,300,000	U.S. Treasury notes, 3.125%, 10/15/2008	41.13%	$345,623,718
202,800,000	U.S. Treasury notes, 3.875%, 05/15/2009	24.46	205,493,438
219,500,000	U.S. Treasury notes, 3.625%, 07/15/2009	26.50	222,621,016
	Total investments in U.S. Treasury notes (amortized cost $772,364,059)	92.09%	$773,738,172

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

(Concluded)
See notes to financial statements

Global Macro Trust
Statements of Operations (UNAUDITED)

	For the three months ended
	September 30	September 30
	2008	2007
INVESTMENT INCOME:
Interest income	$5,038,733	$7,322,519

EXPENSES:
Brokerage fees	13,451,877	9,647,297
Administrative expenses	568,322	471,904
Custody fees	37,964	20,924
Total expenses	14,058,163	10,140,125

NET INVESTMENT LOSS	(9,019,430)	(2,817,606)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(22,547,339)	(78,527,113)
Foreign exchange translation	26,061	104,349
Net change in unrealized:
Futures and forward currency contracts	(15,323,031)	8,806,291
Foreign exchange translation	(245,652)	142,159
Net gains (losses) from U.S. Treasury notes:
Net change in unrealized	317,779	1,686,054
TOTAL NET REALIZED AND UNREALIZED LOSSES	(37,772,182)	(67,788,260)

NET LOSS	(46,791,612)	(70,605,866)
LESS PROFIT SHARE TO MANAGING OWNER	(10,279,736)	(15,396,069)
NET LOSS AFTER PROFIT SHARE TO MANAGING OWNER	$(36,511,876)	$(55,209,797)

NET LOSS AFTER PROFIT SHARE TO MANAGING OWNER PER UNIT OUTSTANDING	$(60.25)	$(111.34)

(Continued)

Global Macro Trust
Statements of Operations (UNAUDITED)

	For the nine months ended
	September 30	September 30
	2008	2007
INVESTMENT INCOME:
Interest income	$17,149,140	$19,761,349

EXPENSES:
Brokerage fees	37,572,036	27,696,080
Administrative expenses	1,609,431	1,339,465
Custody fees	102,149	60,283
Total expenses	39,283,616	29,095,828

NET INVESTMENT LOSS	(22,134,476)	(9,334,479)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	69,582,448	36,998,593
Foreign exchange translation	(792,925)	84,162
Net change in unrealized:
Futures and forward currency contracts	3,920,147	7,321,418
Foreign exchange translation	(252,434)	156,363
Net gains (losses) from U.S. Treasury notes:
Net change in unrealized	(951,114)	1,863,494
TOTAL NET REALIZED AND UNREALIZED GAINS	71,506,122	46,424,030

NET INCOME	49,371,646	37,089,551
LESS PROFIT SHARE TO MANAGING OWNER	6,315,734	2,386,983
NET INCOME AFTER PROFIT SHARE TO MANAGING OWNER	$43,055,912	$34,702,568

NET INCOME AFTER PROFIT SHARE TO MANAGING OWNER PER UNIT OUTSTANDING	$73.38	$73.93

See notes to financial statements	(Concluded)

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the nine months ended September 30, 2008:

			New Profit
	Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Trust capital at January 1, 2008	$618,384,029	534,394.969	$-	-	$6,373,279	5,507.640	$624,757,308	539,902.609
Subscriptions	217,961,167	179,013.612	-	-	1,000,000	792.644	218,961,167	179,806.256
Redemptions	(52,867,931)	(43,302.639)	-	-	-	-	(52,867,931)	(43,302.639)
Addt'l units allocated *	-	911.254	-	7.006	-	350.657	-	1,268.917
Net income	42,239,668	-	5,219	-	811,025	-	43,055,912	-
Managing Owner's allocation:
New Profit-Accrued	-	-	6,315,734	5,129.685	-	-	6,315,734	5,129.685
Transfer of New Profit Memo September 30, 2008	$825,716,933	671,017.196	$6,320,953	5,136.691	$8,184,304	6,650.941	$840,222,190	682,804.828

Net asset value per unit outstanding at at September 30, 2008:			$1,230.55

* Additional units are issued to Unitholders who are charged less than a 7% brokerage fee
(Continued)

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the nine months ended September 30, 2007:

			New Profit
	Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Trust capital at January 1, 2007	$480,532,970	462,004.829	$-	-	$5,290,389	5,086.375	$485,823,359	467,091.204
Subscriptions	112,274,620	100,638.346	-	-	-	-	112,274,620	100,638.346
Redemptions	(50,518,542)	(46,005.601)	-	-	-	-	(50,518,542)	(46,005.601)
Addt'l units allocated *	-	682.226	-	1.410	-	293.957	-	977.593
Net income (loss)	34,019,814	-	(20,725)	-	703,479		34,702,568	-
Managing Owner's allocation:
New Profit-Accrued	-	-	2,386,983	2,122.643	-	-	2,386,983	2,122.643
Trust capital at September 30, 2007	$576,308,862	517,319.800	$2,366,258	2,124.053	$5,993,868	5,380.332	$584,668,988	524,824.185

Net asset value per unit outstanding at at September 30, 2007:			$1,114.03

* Additional units are issued to Unitholders who are charged less than a 7% brokerage fee

See notes to financial statements	(Concluded)

Global Macro Trust
Statements of Financial Highlights (UNAUDITED)

For the three months ended September 30	2008	2007

Net income (loss) from operations:
Net investment loss	$(14.05)	$(5.69)
Net realized and unrealized losses on
trading of futures and forward currency contracts	(62.63)	(139.25)
Net gains from U.S. Treasury
obligations	0.49	3.28
Profit share allocated to Managing Owner	15.94	30.32
Net losses per unit	$(60.25)	$(111.34)

Net asset value per unit,
beginning of period	1,290.80	1,225.37

Net asset value per unit,
end of period	$1,230.55	$1,114.03

Total return and ratios for the three months ended September 30:

	2008	2007

RATIOS TO AVERAGE CAPITAL:

Net investment loss (a)	(4.59)%	(2.05)%

Total expenses (a)	7.11%	7.20%
Profit share allocation (b)	(1.30)	(2.73)
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	5.81%	4.47%

Total return before profit share allocation (b)	(5.90)%	(11.56)%
Profit share allocation (b)	1.23	2.47
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	(4.67)%	(9.09)%

(a) annualized
(b) not annualized

(Continued)

Global Macro Trust
Statements of Financial Highlights (UNAUDITED)

For the nine months ended September 30:	2008	2007

Net income (loss) from operations:
Net investment loss	$(37.22)	$(19.69)
Net realized and unrealized gains on trading of futures and forward currency contracts	122.72	94.75
Net gains (losses) from U.S. Treasury obligations	(1.57)	3.81
Profit share allocated to Managing Owner	(10.55)	(4.94)
Net income per unit	$73.38	$73.93

Net asset value per unit, beginning of period	1,157.17	1,040.10

Net asset value per unit, end of period	$1,230.55	$1,114.03

Total return and ratios for the nine months ended September 30:

	2008	2007

RATIOS TO AVERAGE CAPITAL:

Net investment loss (a)	(4.05)%	(2.37)%

Total expenses (a)	7.14%	7.22%
Profit share allocation (b)	0.86	0.44
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	8.00%	7.66%

Total return before profit share allocation (b)	7.25%	7.58%
Profit share allocation (b)	(0.91)	(0.47)
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	6.34%	7.11%

(a) annualized
(b) not annualized

See notes to financial statements	(Concluded)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Global Macro Trust’s (the “Trust” or “Registrant”) financial condition at September 30, 2008 (unaudited) and December 31, 2007 and the results of its operations for the three and nine months ended September 30, 2008 and 2007 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007. The December 31, 2007 information has been derived from the audited financial statements as of December 31, 2007.

The Trust pays all routine expenses such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee's fees, the charges of an outside accounting services agency and the expenses of updating the Prospectus), as well as extraordinary costs. At September 30, 2008, Millburn Ridgefield Corporation (the “Managing Owner”) is owed $172,597 from the Trust in connection with such expenses it has paid on the Trust's behalf and is included in "Due to Managing Owner" in the statements of financial condition.

Unitholders who redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' Net Asset Value as of the date of redemption. All redemption charges will be paid to the Managing Owner. At September 30, 2008, $11,885 of redemption charges was owed to the Managing Owner and is included in “Due to Managing Owner” in the statements of financial condition.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”) which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Trust recognize in its financial statements the impact of a tax position and if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening trust capital. The Managing Owner has evaluated the impact of adopting FIN 48 on the Trust’s financial statements. The Trust is treated as a limited partnership for federal and state income tax reporting purposes and therefore the unitholders are responsible for the payment of taxes. Accordingly, FIN 48 did not have an impact on the Trust.

In September 2006, the FASB issued FAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for fiscal years beginning after November 15, 2007. The Trust adopted this pronouncement on January 1, 2008. The three levels of the fair value hierarchy under FAS 157 are described below:

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

Cash Instruments. The Trust’s cash instruments are generally classified within level 1 of the fair value hierarchy because they are typically valued using quoted market prices. The types of instruments valued based on quoted market prices in active markets include U.S. government obligations and a short-term U.S. government money market fund. The Managing Owner of the Trust does not adjust the quoted price for such instruments even in situations where the Trust holds a large position and a sale could reasonably impact the quoted price.

Derivative Contracts. Derivative contracts can be exchange-traded or over-the-counter (OTC). Exchange-traded futures contracts are valued based on quoted closing settlement prices and typically fall within level 1 of the fair value hierarchy.

OTC derivatives or forward currency contracts are valued based on pricing models that consider the current market prices (“Spot Prices”) plus the time value of money (“Forward Points”) and contractual prices of the underlying financial instruments. The Forward Points from the quotation service providers are generally in periods of one month, two months, three months and six months forward while the contractual forward delivery dates for the foreign forward currency contracts traded by the Trust may be in between these periods. The Managing Owner’s policy is to calculate the Forward Points for each contract being valued by determining the number of days from the date the forward currency contract is being valued to its maturity date and then using straight-line interpolation to calculate the valuation of Forward Points for the applicable forward currency contract. Model inputs can generally be verified and model selection does not involve significant management judgment. Such instruments are typically classified within level 2 of the fair value hierarchy.

The following table sets forth by level within the fair value hierarchy:

Financial Assets at Fair Value as of September 30, 2008

	Level 1	Level 2	Total
U.S. Treasury Notes	$773,738,172	$0	$773,738,172
Short-Term Money Market Fund	83,026,222	0	83,026,222
Exchange-Traded Futures Contracts	15,077,341	0	15,077,341
Over-the-Counter Forward Currency Contracts	0	1,527,624	1,527,624
Total financial assets at fair value	$871,841,735	$1,527,624	$873,369,359

Recently Issued Pronouncements

In March 2008, FAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FAS 133, was issued and is effective for fiscal years beginning after November 15, 2008. FAS 161 amends and expands the disclosure requirements of FAS 133 in order to provide financial statement users an understanding of a company’s use of derivative instruments, how derivative instruments are accounted for under FAS 133 and related interpretations and how these instruments affect a company’s financial position, performance and cash flows. FAS 161 requires companies to disclose information detailing the objectives and strategies for using derivative instruments, the level of derivative activity entered into by the company and any credit risk-related contingent features of the agreements. Management is currently evaluating the adoption of FAS 161 on the Trust’s financial statement disclosures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to Item 1, "Financial Statements". The information contained therein is essential to, and should be read in connection with, the following analysis.

OPERATIONAL OVERVIEW

Due to the nature of the Trust's business, its results of operations depend on the Managing Owner’s ability to recognize and capitalize on trends and other profit opportunities in different sectors of the global capital and commodity markets. The Managing Owner's trading methods are confidential so that substantially the only information that can be furnished regarding the Trust's results of operations is contained in the performance record of its trading. Unlike some operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Trust. Its past performance is not necessarily indicative of future results. The Managing Owner believes, however, that there are certain market conditions, for example markets with strong price trends, in which the Trust has a better likelihood of being profitable than in others.

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

The Trust's assets are generally held as cash, cash equivalents or U.S. Government obligations which are used to margin or collateralize the Trust's futures and forward positions and are withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity due to, for example, daily price fluctuation limits which are inherent in the Trust's futures and forward trading, the Trust's assets are highly liquid and are expected to remain so.

There have been no material changes with respect to the Trust's critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Trust's Annual Report on Form 10-K for fiscal year 2007.

PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and nine months ended September 30, 2008 and 2007. Profit share earned (from Unitholders' redemptions) is credited to the New Profit memo account as defined in the Trust’s Trust Agreement.

	Three months ended:
	Sep 30, 2008	Sep 30, 2007

Profit share earned	$196,353	$180,461
Reversal of profit share (1)	(16,368,486)	(17,555,864)
Profit share accrued (2)	5,892,397	1,979,334
Total profit share	$(10,279,736)	$(15,396,069)

	Nine months ended:
	Sep 30, 2008	Sep 30, 2007

Profit share earned	$423,337	$407,649
Profit share accrued (2)	5,892,397	1,979,334
Total profit share	$6,315,734	$2,386,983

(1)	At July 1
(2)	At September 30

RESULTS OF OPERATIONS

During its operations for the three and nine months ending September 30, 2008, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

Due to the nature of the Trust’s trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Periods ended September 30, 2008

Month Ending:	Total Trust Capital

September 30, 2008	$840,222,190
June 30, 2008	798,354,537
December 31, 2007	624,757,308

	Three Months	Nine Months

Change in Trust Capital	$41,867,653	$215,464,882
Percent Change	5.24%	34.49%

THREE MONTHS ENDED SEPTEMBER 30, 2008

The increase in the Trust’s net assets of $41,867,653 for the three months ended September 30, 2008 was attributable to subscriptions of $107,387,669 which was partially offset by a net loss (before profit share) of $46,791,612 and redemptions of $18,728,404.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three months ended September 30, 2008 increased $3,804,580 relative to the corresponding period in 2007 due to an increase in the Trust’s net assets.

Administrative expenses for the three months ended September 30, 2008 increased $96,418 relative to the corresponding period in 2007. The increased was due mainly to an increase in the Trust’s net assets during the three months ended September 30, 2008, relative to the corresponding period in 2007.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the three months ended September 30, 2008 decreased $2,283,786 relative to the corresponding period in 2007. This decrease was due predominantly due to a significant decrease in short-term Treasury yields which was partially offset by an increase in the Trust’s net assets.

The Trust experienced net realized and unrealized losses of $37,772,182 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $13,451,877, administrative expenses of $568,322 and custody fees of $37,964 were incurred. Interest income of $5,038,733 and a reversal of accrued profit share to the Managing Owner of $10,279,736 partially offset the Trust's expenses resulting in net loss of $36,511,876. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	-2.43%
Energies	-2.00%
Grains	-1.44%
Interest Rates	0.23%
Livestock	-0.08%
Metals	-1.55%
Softs	-0.06%
Stock Indices	2.49%
Trading Gain (Loss)	-4.84%

NINE MONTHS ENDED SEPTEMBER 30, 2008

The increase in the Trust’s net assets of $215,464,882 for the nine months ended September 30, 2008 was attributable to net income (before profit share) of $49,371,646 and subscriptions of $218,961,167, which was partially offset by redemptions of $52,867,931.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the nine months ended September 30, 2008 increased $9,875,956 relative to the corresponding period in 2007 due to the increase in the Trust's net assets.

Administrative expenses for the nine months ended September 30, 2008 increased $269,966 relative to the corresponding period in 2007. The increased was due mainly to an increase in the Trust’s net assets during the nine months ended September 30, 2008, relative to the corresponding period in 2007.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the nine months ended September 30, 2008 decreased $2,612,209 relative to the corresponding period in 2007. This decrease was due predominantly due to a significant decrease in short-term Treasury yields which was partially offset by an increase in the Trust’s net assets.

The Trust experienced net realized and unrealized gains of $71,506,122 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $37,572,036, administrative expenses of $1,609,431, custody fees of $102,149 and accrued profit share to the Managing Owner of $6,315,734 were incurred. Interest income of $17,149,140 partially offset the Trust's expenses resulting in net income of $43,055,912. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	2.41%
Energies	3.36%
Grains	1.56%
Interest Rates	0.48%
Livestock	0.35%
Metals	-0.02%
Softs	-0.42%
Stock Indices	3.22%
Trading Gain (Loss)	10.94%

MANAGEMENT DISCUSSION - 2008

Three months ended September 30, 2008

The Trust's net asset value per unit decreased 4.67% for the three months ended September 30, 2008, as negative results in July and August were only partially offset by a gain in September. Trading of currency, energy, metal and grain futures was unprofitable. Equity futures and interest rate trading produced a profit, while trading of soft and livestock futures had little impact on quarterly performance.

As the ongoing financial and economic turmoil triggered by the U.S. housing and mortgage crises and subsequent credit crunch exploded with international ramifications, worldwide inflation and growth dynamics changed markedly. Concerns about stagflation with the worst growth slowdown in the U.S. were replaced by worries about global deflation, recession and perhaps even depression as the world’s financial system seized up and nearly ground to a halt. In particular, September was a tumultuous month in world financial markets. Extraordinary events were too numerous to list completely but included the government seizures of Fannie and Freddie, the government bailout and substantial takeover of AIG Insurance, the bankruptcy of Lehman Brothers, “breaking the buck” by a major institutional money market fund, the rescue and sale of Washington Mutual and Wachovia in the U.S. and several major financial institutions in Europe and the initial defeat by the U.S. House of Representatives of the administration’s and Treasury secretary’s $700 billion bailout plan.

In this environment, an unwinding of risky trades and a flight to safety occurred, triggering reversals in a number of previously existing trends.

The U.S. dollar, which had been in a multi-year bear market, staged a strong rally. Losses were taken on short dollar positions against a variety of currencies, and many of those positions were switched to long dollar trades by quarter-end. In cross rate trading, losses were due to an unwinding of carry trades. Long positions in Aussie, New Zealand and Canadian dollars against lower yielding units were unprofitable.

Perceptions of weakening demand due to a global economic slowdown, increasing supplies, and the dollar rally contributed to a generalized weakening of commodity prices. Falling energy prices led to losses on long energy positions. Precious and industrial metal prices fell significantly. Long positions in gold, silver, platinum, copper and aluminum were unprofitable and subsequently reversed to short positions. Short positions in nickel and zinc were profitable. Trading of agricultural commodities resulted in moderate losses. Long positions in corn, and the soybean complex produced losses before being reversed to short positions. A long position in cocoa and trading of coffee and rubber also generated losses. On the other hand, short positions in wheat, cotton, sugar, and live cattle were profitable.

Not surprisingly, short stock index futures positions across a wide swath of global equity markets were quite profitable.

Finally, as inflation concerns gave way to deflation fears, the trend toward higher interest rates, evident in the first half of 2008, was interrupted in July and reversed to a declining trend by the end of the quarter. Long positions in U.S. and Japanese interest rate futures produced gains, but most of these gains were offset by losses on short positions in European interest rate futures that were later reversed to long positions. Trading of Australian interest rate futures was marginally profitable.

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

Periods ended September 30, 2007

Month Ending:	Total Trust Capital

September 30, 2007	$584,668,988
June 30, 2007	612,456,824
December 31, 2006	485,823,359

	Three Months	Nine Months
Change in Trust Capital	$(27,787,836)	$98,845,629
Percent Change	-4.54%	20.35%

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

The Trust experienced net realized and unrealized losses of $67,788,260 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $9,647,297, administrative expenses of $471,904 and custody fees of $20,924 were incurred. Interest income of $7,322,519 and a reversal of accrued profit share to the Managing Owner of $15,396,069 offset the Trust's expenses resulting in net loss of $55,209,797. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	-3.68%
Energies	0.29%
Grains	2.70%
Interest Rates	-6.79%
Livestock	0.01%
Metals	0.31%
Softs	-1.04%
Stock Indices	-3.23%
Trading Gain (Loss)	-11.43%

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

Sector	% Gain (Loss)
Currencies	3.82%
Energies	-0.98%
Grains	2.44%
Interest Rates	0.38%
Livestock	-0.12%
Metals	1.09%
Softs	-0.44%
Stock Indices	2.89%
Trading Gain (Loss)	9.08%

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

The Trust's Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Trust's open positions by market category for each quarter-end during the period ended September 30, 2008. During the nine months ended September 30, 2008, the Trust's average total capitalization was approximately $740,608,000.

Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Currencies	$12.9	1.7%	$18.3	$7.4
Energies	6.8	1.0%	9.8	1.2
Grains	1.7	0.2%	3.0	0.9
Interest rates	6.3	0.9%	7.6	4.8
Livestock	1.1	0.1%	1.4	0.9
Metals	9.7	1.3%	11.8	7.9
Softs	4.2	0.6%	6.4	2.7
Stock indices	14.9	2.0%	25.9	9.3
Total	$57.6	7.8%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the nine months ended September 30, 2008. Average capitalization is the average of the Trust's capitalization at the end of each of the nine months ended September 30, 2008. Dollar amounts represent millions of dollars.

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

ITEM 4T. CONTROLS AND PROCEDURES

There were no changes in the Managing Owner's internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Managing Owner's internal control over financial reporting with respect to the Trust.

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

The following table summarizes the redemptions by Unitholders during the three months ended September 30, 2008:

Date of Redemption	Units Redeemed	NAV per Unit

July 31, 2008	7,240.837	$1,247.88
August 31, 2008	4,146.440	1,195.16
September 30, 2008	3,849.538	1,230.55
Total	15,236.815

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

By:	Millburn Ridgefield Corporation,
Managing Owner

Date:	November 13, 2008
/s/Tod A. Tanis
Tod A. Tanis
Vice-President
(principal accounting officer)