Form 10-K
period 2008-12-31
GLOBAL MACRO TRUST
filed 2009-03-30
CIK 1145765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporation by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Not applicable.

Documents Incorporated by Reference

Registrant’s Financial Statements for the years ended December 31, 2008, 2007 and 2006 and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2008, is incorporated by reference into Part II Item 8 and Part IV hereof and filed as an exhibit herewith.

PART I

Item 1.   Business

(a)   General development of business

Global Macro Trust (the “Trust”) is a Delaware statutory trust organized July 23, 2001 pursuant to a Declaration of Trust and Trust Agreement (the “Trust Agreement”), under the Delaware Statutory Trust Act.  The Trust originally filed a registration statement, under the Securities Act of 1933, as amended (the “Securities Act”), with the Securities and Exchange Commission (“SEC”) to register $50 million of units of beneficial interest (the “Units”), which registration statement became effective March 26, 2002.  Between April 1, 2002 and June 30, 2002 (the “Initial Offering”), the Units were publicly offered at an initial price of $1,000 per Unit.  The proceeds of the Initial Offering and interest thereon were held in an account in the name of the Trust at FBR National Bank & Trust, Bethesda, Maryland, until July 1, 2002 at which time an aggregate of $1,290,457 was turned over to the Trust and the Trust commenced operations.  The Trust has subsequently registered additional Units with the SEC to bring the total dollar amount of Units registered for sale to approximately $1,250,000,000, and a total of $1,169,783,165 of Units have been sold to the public as of December 31, 2008.  The Net Asset Value of a Unit originally sold for $1,000 as of July 1, 2002 was $1,371.00 as of December 31, 2008.  As of December 31, 2008, Units were being offered on a monthly basis at Net Asset Value per unit.  The Units are offered through a number of registered broker-dealer selling agents on a best efforts basis.

The Trust engages in speculative trading in the futures, options and forward markets.  The amount of capital raised for the Trust should not have a significant impact on its operations, as the Trust has no significant capital expenditure or working capital requirements other than to pay trading losses, brokerage fees and charges.

Millburn Ridgefield Corporation (the “Managing Owner”), a Delaware corporation, is the managing owner and the commodity trading advisor for the Trust.  The Managing Owner invested $400 in the Trust as an initial capital contribution to the Trust and $2,000,000 in the Trust at the outset of trading and subsequently has contributed an additional $3,812,100 and has redeemed $35,867,140 as of December 31, 2008.  After reflecting a net gain of $4,777,908 and profit share of $36,837,242 from inception up to and including December 31, 2008, this investment totaled $11,560,510, as of December 31, 2008.

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

Deutsche Bank Securities Inc. (“Deutsche Bank”), Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”) and Newedge USA, LLC ( “Newedge”) act as the futures brokers for the Trust.  The Trust executes currency forward trades with several brokers and banks, including Morgan Stanley & Co. Incorporated and

Deutsche Bank AG, and primarily clears all such trades with Morgan Stanley & Co. Incorporated and Deutsche Bank AG, serving as prime brokers.  The Trust pays “bid asked” spreads on its forward trades, as such spreads are incorporated into the pricing of forward contracts.  The Managing Owner monitors the Trust’s trades to ensure that the prices it receives are competitive.

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

Regulation

Under the Commodity Exchange Act, as amended (the “CEA”), commodity exchanges and futures trading are subject to regulation by the Commodity Futures Trading Commission (the “CFTC”).  National Futures Association (“NFA”), a “registered futures association” under the CEA, is the only non-exchange self-regulatory organization for futures industry professionals.  The CFTC has delegated to NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons and “floor brokers” and “floor traders.”  The CEA requires commodity pool operators and commodity trading advisors, such as the Managing Owner, and commodity brokers or futures commission merchants (“FCMs”), such as Deutsche Bank, Merrill Lynch and Newedge to be registered and to comply with various reporting and record keeping requirements.  The CFTC may suspend a commodity pool operator’s or commodity trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations.  In the event that the registration of the Managing Owner as a commodity pool operator or a commodity trading advisor were terminated or suspended, the Managing Owner would be unable to continue to manage the business of the Trust.  Should the Managing Owner’s registration be suspended, termination of the Trust might result.

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

The Trust has a Limited Performance History

The Trust began trading July 1, 2002 and has a limited performance history. The past performance of the Trust is not necessarily indicative of the Trust’s future results.

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

Lack of Price Trends Will Cause Losses; There Have Been Sustained Periods With Insufficient Price Trends for the Trust to Trade Profitably. The Managing Owner Expects That There Will be Similar Periods in the Future

The Trust cannot trade profitably unless there are major price trends in at least some of the markets it trades. Moreover, the price trends must be of a type the Managing Owner’s systems are designed to identify. In the past there have been sustained periods with few trending markets where gains from trading those markets were insufficient to offset losses from trades in non-trending markets.  For example, the Trust incurred a loss for the year in 2003 and 2004.  The Managing Owner expects that there will be similar periods in the future.

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

The Managing Owner Anticipates the Trust’s Performance to be Non-Correlated to Stocks and Bonds, not Negatively Correlated

The performance of the Trust has been generally non-correlated to the performance of the stock and bond markets, as represented by the S&P 500 Stock Index and the Barclays U.S. Long Treasury Bond Index. Non-correlation means that there is no statistically valid relationship between two asset classes and should not be confused with negative correlation, where the performance of two asset classes would be opposite. Because of this non-correlation, you should not expect the Trust to be automatically profitable during unfavorable periods for the stock and/or bond markets, or vice versa.

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

The Trust is Subject to Conflicts of Interest

The Trust is subject to numerous actual and potential conflicts of interest, including: (1) the compensation that the Trust’s selling agents receive gives them an incentive to promote the sale of Units as well as to discourage redemptions; (2) the brokerage commissions that Deutsche Bank, Merrill Lynch and Newedge receive as clearing brokers for the Trust gives an additional incentive to promote the sale of Units as well as to discourage redemptions; (3) the Managing Owner has significant financial incentives both to promote the sale of the Units and to discourage their redemption; and (4) the Managing Owner of the Trust will not select any other trading advisor even if doing so would be in the best interests of the Trust.

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

Limitations on the Deductibility of “Investment Advisory Fees”

Noncorporate investors may be required to treat the amount of any incentive profit shares as well as a portion of the brokerage commissions and other ordinary expenses of the Trust, as “investment advisory fees” which may be subject to substantial restrictions on deductibility for federal income tax purposes.  Any such classification of these amounts could substantially increase the amount of the Trust’s profits (if any) subject to tax.

“Passive” Losses

                Any income derived from the Trust’s trading activities will constitute “Portfolio Income” or other income not from a passive activity, which means that losses resulting from an investor’s other passive activities cannot be offset against such income.

The IRS Could Audit Both the Trust and Individual Unitholders

The IRS could audit the Trust’s tax returns and require the Trust to adjust such returns. If an audit results in an adjustment, you could be audited and required to pay additional taxes, plus interest and possibly penalties.

The Bankruptcy of a Clearing Broker or Currency Dealer Could Cause Losses

The Managing Owner must assess the credit-worthiness of the clearing brokers and foreign currency counterparties it selects for the Trust. If one of the Trust’s clearing brokers or foreign currency counterparties becomes bankrupt, the Trust will be limited to recovering only its pro rata share of all available customer funds segregated by the clearing broker or counterparty. The Managing Owner attempts to mitigate this risk by selecting only well capitalized, major financial institutions as Clearing Brokers and foreign currency counterparties, but there can be no assurance that even a well capitalized, major institution will not become bankrupt, and recent events have demonstrated that even major financial institutions of the type with which the Trust may deal in the financial markets can and do fail.

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

Swap Trading is Unregulated and Involves Counterparty Risk

The Trust may engage in trading commodity swaps.  Swaps involve many of the same risks as those described above with respect to forward contracts.  Swap contracts are not traded on exchanges; rather, banks and dealers act as principals in the swap market.  As a result, the Trust will be subject to the risk of the inability or refusal to perform with respect to such contracts on the part of the counterparties with which the Trust trades.  The Managing Owner intends to enter into swaps on behalf of the Trust only with highly creditworthy banks and dealers, but there can be no assurance that even highly creditworthy banks and dealers will have the ability to, or will not refuse to, perform with respect to such contracts.  The swap market is generally not regulated by any United States or foreign governmental authority.  Speculative position limits are not applicable to swap transactions, although the counterparties with which the Trust will deal may limit the size or duration of positions available to the Trust as a consequence of credit considerations.  Finally, swaps may be illiquid and participants in the swap market are not required to make continuous markets in the swap contracts they trade.

Trading in Options Requires an Assessment of Market Volatility as Well as Direction

The Managing Owner may trade futures and forward options on behalf of the Trust.  Although successful options trading requires many of the same skills as successful futures and forward trading, the risks involved are somewhat different.  For example, the assessment of near-term market volatility - which is directly reflected in the price of outstanding options - can be of much greater significance in trading options than it is in many long-term futures strategies.  The use of options can be extremely expensive if market volatility is incorrectly predicted.

The Failure of Computer Systems Could Result in Losses for the Trust

                The Managing Owner relies heavily on computer hardware and software, online services and other computer-related or electronic technology and equipment to facilitate the Trust’s investment activities and may trade financial instruments through electronic trading or order routing systems.  Electronic trading exposes the Trust to the risk of system or component failure.  Should events beyond the Managing Owner’s control cause a disruption in the operation of any technology or equipment, the Trust’s investment program may be severely impaired, causing it to experience substantial losses or other adverse effects.

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

(b)   Holders.

As of December 31, 2008, there were 24,696 holders of Units.

(c)   Dividends.

No distributions or dividends have been made on the Units, and the Managing Owner has no present intention to make any.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)   Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

There have been no sales of unregistered securities of the Trust during 2006, 2007 or 2008.

(f)   Issuer Purchases of Equity Securities.

Pursuant to the Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit.  The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following table summarizes the redemptions by Unitholders during the fourth calendar quarter of 2008:

Month	Units Redeemed	Redemption Date NAV per Unit
October 31, 2008	11,786.070	1,335.34
November 30, 2008	4,574.958	1,358.87
December 31, 2008	5,878.376	1,371.00
Total	22,239.404

Item 6.   Selected Financial Data

The following is a summary of operations for the fiscal years 2008, 2007, 2006, 2005 and 2004 and total assets of the Trust at December 31, 2008, 2007, 2006, 2005 and 2004.

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004
Revenue: Total net realized and unrealized gains (losses)*	$210,229,240	$78,261,449	$40,749,020	$27,495,406	$5,648,733
Interest income	21,273,709	26,686,249	20,667,947	11,150,930	4,131,334

Expenses:
Profit share	30,185,853	6,459,328	114,672	0	0
Administrative expenses**	2,750,922	1,963,847	1,664,204	1,477,105	1,615,275
Brokerage Commissions	54,511,974	38,279,891	30,857,253	26,641,625	22,046,061

Net Income (loss)	$144,054,200	$58,244,632	$28,780,838	$10,527,606	$(13,881,269)

Total assets	$1,094,632,891	$659,394,985	$507,126,392	$423,902,367	$414,316,836
Total Trust capital	$1,030,381,361	$624,757,308	$485,823,359	$405,903,522	$397,086,152
Net Asset Value per Unit	$1,371.00	$1,157.17	$1,040.10	$978.08	$954.85
Increase (decrease) in Net Asset Value per Unit	$213.83	$117.07	$62.02	$23.23	$(53.71)

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

Liquidity

The Trust’s assets are generally held as cash or cash equivalents which are used to margin the Trust’s futures and forward currency positions and withdrawn, as necessary, to pay redemptions and expenses.  Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Trust’s futures and forward trading, the Trust’s assets are highly liquid and are expected to remain so.  During its operations through December 31, 2008, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

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

The Managing Owner has procedures in place to control market risk, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures primarily focus on (1) real time monitoring of open positions; (2) diversifying positions among various markets; (3) limiting the assets committed as margin, generally within a range of 5% to 35% of an account’s Net Assets at exchange minimum margins, (including imputed margins on forward positions) although the amount committed to margin at any time may be substantially higher; (4) prohibiting pyramiding (that is, using unrealized profits in a particular market as margin for additional positions in the same market); and (5) changing the equity utilized for trading by an account solely on a controlled periodic basis rather than as an automatic consequence of an increase in equity resulting from trading profits.  The Trust controls credit risk by dealing exclusively with large, well capitalized financial institutions as brokers and counterparties.  Although, as evidenced by recent market events, there can be no assurances that such large, well capitalized financial institutions will not fail.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions, such as accrual of expenses, that affect the amounts and disclosures reported in the financial statements.  Based on the nature of the business and operations of the Trust, the Managing Owner believes that the estimates utilized in preparing the Trust’s financial statements are appropriate and reasonable, however actual results could differ from these estimates.  The estimates used do not provide a range of possible results that would require the exercise of subjective judgment.  The Managing Owner further believes that, based on the nature of the business and operations of the Trust, no other reasonable assumptions relating to the application of the Trust’s critical accounting estimates other than those currently used would likely result in materially different amounts from those reported.

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

2008

During 2008, the Trust achieved net realized and unrealized gains of $210,229,240 from its trading operations (including foreign exchange transactions and translations).  Brokerage fees of $54,511,974, administrative expenses of  $2,590,867 and custody fees of $160,055 were paid or accrued.  The Trust allocated $30,185,853 in profit share to the New Profits Memo Account for the benefit of the Managing Owner.  Interest income of $21,273,709 partially offset the Trust’s expenses resulting in a net gain of $144,054,200 and a 18.48% increase in the Net Asset Value per Unit.  An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain
Currencies	4.34%
Energies	6.43%
Grains	2.64%
Interest Rates	3.43%
Livestock	0.96%
Metals	2.92%
Softs	0.61%
Stock Indices	6.44%

Total	27.77%

The Trust registered a strong gain during 2008.  All major sectors—stock indices, currencies, interest rates, energy, metals and agricultural commodities—contributed profits.

The ongoing financial and economic turmoil triggered by the U.S. housing and mortgage crises and subsequent credit crunch exploded with international ramifications throughout the year.  Central banks in the developed countries made more money available against a broader range of collateral to a wider group of financial firms than ever before.  In the U.S., increasing evidence of problems for the real economy deriving from the financial market freeze-up prompted the Federal Reserve to announce dramatic cuts in the federal funds and discount rates, and to initiate a series of liquidity enhancing programs.  Extraordinary events during the year included  the U.S. Government’s seizures of  Fannie Mae and Freddie Mac and bailout and substantial takeover of AIG Insurance, the bankruptcy of Lehman Brothers, “breaking the buck” by a major institutional money market fund, the rescues and sales of Bear Stearns, Washington Mutual, Wachovia and Merrill Lynch in the U.S. and several major financial institutions in Europe, the provision of preferred equity by the Treasury to troubled U.S. financial institutions and the Treasury’s U.S. auto industry bailout.

In this environment, worldwide inflation and growth dynamics changed markedly during the year.  Concerns about stagflation with the worst growth slowdown in the U.S. characterized the first half of 2008, but were replaced during the second half by worries about global deflation, recession and perhaps even depression as the world’s financial system seized up and nearly ground to a halt.  In response to margin calls, the loss of credit facilities, and to avoid insolvency, market participants unwound risky trades, reduced leverage massively, and sought liquidity and safety.  Against this background, price trends in some sectors—equities and interest rates— though volatile, were sustained for much of the year.  In other sectors—currencies and commodities—trends reversed abruptly.

Short stock index futures positions throughout most of Europe, the U.S., Japan and non-Japan Asia produced gains, particularly during the second half of 2008.

Long positions in U.S., Australian, and Canadian long term and short term interest rate futures were profitable, while trading of European futures was somewhat unprofitable.

Foreign exchange rates were volatile.  Early in the year the U.S. dollar was under persistent pressure and short dollar trades were profitable.  Over the summer, as the flight to safety commenced, these short trades lost money and dollar positions were reversed to long trades.  These long dollar positions produced gains over the last several months of 2008.  During the first half of the year, carry trades—being long high interest rate currencies—were profitable.  Later, however, as risky trades were unwound, these carry trades produced losses and were reversed.  Near year-end these short positions in high yield currencies were profitable.

Commodity prices overall exhibited broad swings.  Energy prices experienced a strong upward thrust with crude oil hitting successive new all time highs into early July.  Thereafter, energy prices collapsed.  As a result, long energy positions were very profitable in the January-June period, produced losses and were reversed to short positions over the summer, and short energy positions were profitable in the fourth quarter.  Returns from metals trading were also volatile: strong gains from generally long positions in the January-June period were offset by losses over the summer, which were followed by strong gains from short industrial metals positions during the fourth quarter.  Trading of agricultural commodities followed a similar pattern.  Long positions at first produced profits, but then generated losses as they were reversed to short positions which subsequently produced profits.

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

Sector	% Gain (Loss)
Currencies	4.17%
Energies	1.56%
Grains	3.90%
Interest Rates	2.18%
Livestock	0.31%
Metals	1.89%
Softs	(0.99)%
Stock Indices	1.69%

Total	14.71%

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

Currency trading was unprofitable throughout the year.  Significant volatility without sustained trends characterized most currency markets.  Market participants continued to discuss the likelihood of a weaker U.S. dollar, but with the Bank of China tightly controlling the movements of the Yuan, fluctuations in most major currencies were restrained and no sustained U.S. dollar move occurred.

Elsewhere, trading of grains, softs and livestock was somewhat unprofitable, while energy trading produced a fractional gain.

Off-Balance Sheet Arrangements

The Trust does not engage in off-balance sheet arrangements with other entities.

Contractual Obligations

The Trust does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Trust’s sole business is trading futures and forward currency contracts, both long (contracts to buy) and short (contracts to sell).  All such contracts are settled by offset, not delivery.  Substantially all such contacts are for settlement within four months of the trade date and substantially all such contracts are held by the Trust for less than four months before being offset or rolled over into new contracts with similar maturities.   The Trust’s Financial Statements, included as Exhibit 13.01 to this report, present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Trust’s open future and forward currency contracts, both long and short, at December 31, 2008.

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

Quantifying the Trust’s Trading Value at Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Trust’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”)).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest and lowest amounts of trading Value at Risk associated with the Trust’s open positions by market category for the fiscal years ended December 31, 2008 and 2007.  During fiscal year 2008 and 2007, the Trust’s average total capitalization was approximately $802.4 million and $561.6 million, respectively.

Fiscal Year 2008
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk

Currencies	$11.0	1.4%	$18.3	$5.3

Energies	$6.7	0.8%	$9.8	$1.2

Grains	$1.5	0.2%	$3.0	$0.8

Interest Rates	$6.4	0.8%	$7.6	$4.8

Livestock	$1.1	0.1%	$1.4	$0.9

Metals	$10.0	1.2%	$11.8	$7.9

Softs	$3.7	0.5%	$6.4	$2.1

Stock Indices	$12.8	1.6%	$25.9	$6.4

Total	$53.2	6.6%

Fiscal Year 2007
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk

Currencies	$19.2	3.3%	$26.8	$14.7

Energies	$5.4	0.9%	$7.0	$3.5

Grains	$2.1	0.4%	$2.6	$1.8

Interest Rates	$12.5	2.3%	$21.5	$7.3

Livestock	$0.7	0.1%	$1.3	$0.3

Metals	$8.1	1.4%	$10.0	$5.8

Softs	$3.0	0.6%	$3.8	$1.9

Stock Indices	$17.6	3.2%	$26.4	$10.4

Total	$68.6	12.2%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts during the fiscal year.  Average Capitalization is the average of the Trust’s capitalization at the end of each month during the fiscal years 2008 and 2007.  Dollar amounts represent millions of dollars.

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

The Trust also has non-trading cash flow risk as a result of holding a substantial portion (over 90%) of its assets in U.S. Treasury notes and other short-term debt instruments (as well as any market risk they represent) for margin and cash management purposes.  Although the Managing Owner does not anticipate that, even in the case of major interest rate movements, the Trust would sustain a material mark-to-market loss on its securities positions, if short-term interest rates decline so will the Trust’s cash management income.  The Trust also maintains a portion (over 5%) of its assets in cash in interest-bearing bank accounts.  These cash balances are also subject (as well as any market risk they represent) to cash flow risk, which is not material.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Trust’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Managing Owner manages the Trust’s primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  The Trust’s primary market risk exposures as well as the strategies used and to be used by the Managing Owner for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Trust’s risk controls to differ materially from the objectives of such strategies.  Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Trust.  There can be no assurance that the Trust’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term.  Investors must be prepared to lose all or substantially all of their investment in the Trust.

The following were the primary trading risk exposures of the Trust as of December 31, 2008, by market sector.

Financial Instruments.  Interest rate movements directly affect the price of the sovereign bond futures positions held by the Trust and indirectly the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Trust’s profitability.  The Trust’s primary interest rate exposure is to interest rate fluctuations in the United States and other major industrialized, or Group of Seven (Canada, France, Germany, Italy, Japan, United Kingdom and United States, collectively, “G-7”) countries.  However, the Trust also may take positions in futures contracts on the government debt of other nations.  As of December 31, 2008, the Trust had exposure to Australian Treasury 3 and 10 year Bonds, Aussie Bank Bills, Canada Bankers Acceptance, Canadian Government Bonds, Euribor, Euro Bobl, Euro Bund, Euro Dollar, Euro Schatz, Euro Buxl, Euro Yen, Euro Swiss, Gilts, Japanese Government Bonds, Sterling Rates, US Treasury 2 year Notes, US Treasury 5 year Notes, US Treasury 10 year Notes and US Treasury 30 year Bonds.  The Managing Owner anticipates that G-7 interest rates, both long-term and short-term, will remain the primary market exposure of the Trust for the foreseeable future.

Currencies.  Exchange rate risk is a principal market exposure of the Trust.  The Trust’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs.  The fluctuations are influenced by interest rate changes as well as political and general economic conditions.  The Trust trades in a large number of currencies, including cross-rates—e.g., positions between two currencies other than the U.S. dollar.  As of December 31, 2008, the Trust’s currency exposures were in the U.S. dollar versus the Euro, Swiss Franc, Czech Koruna, Polish Zloty, Norwegian Krone, Swedish Krona, Canadian Dollar, South African Rand, New Zealand Dollar, Australian Dollar, Japanese Yen, Korean Won, Singapore Dollar, Mexican Peso, Turkish Lira, Indian Rupee, Brazilian Real, Chilean Peso, Colombian Peso, Israeli Shekel, Russian Ruble and British Pound.  The primary exposures in the currency crosses were in the Japanese Yen versus the British Pound and Euro; in the Euro versus the Polish Zloty, Swedish Krona, Turkish Lira, Czech Koruna, New Zealand Dollar, Swiss Franc and Norwegian Krone; in the Canadian Dollar versus the Norwegian Krone; in the New Zealand Dollar versus the Canadian Dollar and the Swiss Franc; in the Swiss Franc versus the Norwegian Krone; and in the Norwegian Krone versus the Swedish Krona.

Stock Indices.  The Trust’s equity exposure, through stock index futures, is to equity price risk in the G-7 countries as well as other countries.  As of December 31, 2008, the Trust’s exposures in the G-7 countries were in the: E-Mini NASDAQ 100, E-Mini S&P 500, Mini Russell 2000 and E-Mini Dow (United States); FTSE (United Kingdom); TOPIX and Nikkei (Japan); TSE 60 (Canada); DAX (Germany); MIB 30 (Italy); and CAC-40 (France).  The Trust’s exposure to stock index futures of other countries at December 31, 2008 were in the Simex Taiwan (Taiwan), Simex (Singapore), All Shares (South Africa), SPI 200 (Australia), IBEX 35 (Spain), Hang Seng and H-Shares (Hong Kong), Amsterdam Index (Netherlands), OMX (Sweden), Nifty Index (India) and the DJ Euro Stoxx 50 (Euro Zone) stock indices.

Metals.  The Trust trades precious and base metals.  As of December 31, 2008, the Trust’s metals market exposure was in gold, gold (TOCOM), silver, platinum (TOCOM), London aluminum, copper, London copper, London lead, London nickel, London tin and London zinc.

Agricultural.  The Trust’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions.  As of December 31, 2008, the Trust had exposure to agricultural commodities including coffee, sugar, cocoa, cotton, wheat, Kansas City wheat, corn, soybean, soy meal, bean oil, live cattle, hogs and rubber (TOCOM).

Energy.  The Trust’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide.  Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.  As of December 31, 2008, the Trust had exposure to energy commodities including brent crude oil, crude oil, gasoline RBOB, gasoline (TOCOM), heating oil, kerosene (TOCOM), London gas oil and natural gas.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Trust as of December 31, 2008.

Foreign Currency Balances.  The Trust’s primary foreign currency balances are in Japanese Yen, Euros, British Pounds, Australian Dollars, Canadian Dollars, Swiss Francs, Swedish Krona, South African Rand, Singapore Dollar and Hong Kong Dollars.  The Trust controls the non-trading risk of these balances by regularly converting these balances back into U.S. dollars (no less frequently than twice a month).

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

Additional money management principles applicable to the portfolio as a whole include: (1) limiting the assets committed as margin or collateral, generally within a range of 5% to 35% of an account’s net assets, though the amount may at any time be substantially higher; (2) prohibiting pyramiding - that is, using unrealized profits in a particular market as margin for additional positions solely in the same market; and (3) changing the equity used for trading by an account solely on a controlled periodic basis, not automatically due to an increase in equity from trading profits.

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

Item 8.   Financial Statements and Supplementary Data

Financial statements required by this item, including the report of Deloitte & Touche LLP for the fiscal years ended December 31, 2008, 2007 and 2006, are included as Exhibit 13.01 to this report.

The following summarized quarterly financial information presents the results of operations for the three month periods ended March 31, June 30, September 30 and December 31, 2008 and 2007.  This information has not been audited.

	Fourth Quarter 2008	Third Quarter 2008	Second Quarter 2008	First Quarter 2008
Interest Income:	$4,124,569	$5,038,733	$5,527,002	$6,583,405
Net Realized and Unrealized Gains (Losses):	138,723,118	(37,772,182)	63,890,524	45,387,780
Expenses*:	41,849,399	3,778,427	23,121,441	18,699,482
Net Income (Loss):	100,998,288	(36,511,876)	46,296,085	33,271,703
Increase (Decrease) in Net Asset Value per Unit	140.45	(60.25)	74.86	58.77

	Fourth Quarter 2007	Third Quarter 2007	Second Quarter 2007	First Quarter 2007
Interest Income:	$6,924,900	$7,322,519	$6,536,211	$5,902,619
Net Realized and Unrealized Gains (Losses) :	31,837,419	(67,788,260)	106,756,612	7,455,678
Expenses*:	15,220,255	(5,255,944)	28,003,232	8,735,523
Net Income (Loss):	23,542,064	(55,209,797)	85,289,591	4,622,774
Increase (Decrease) in Net Asset Value per Unit	43.14	(111.34)	176.39	8.88

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

Changes in Internal Control over Financial Reporting

                Section 404 of the Sarbanes-Oxley Act of 2002 requires the Managing Owner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in the Trust’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

                The Managing Owner is responsible for establishing and maintaining adequate internal control over the Trust’s financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Managing Owner’s internal control over financial reporting includes those policies and procedures that:

 •   pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets;

 •   provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Trust’s financial statements in accordance with GAAP, and that the Trust’s receipts and expenditures are being made only in accordance with authorizations of the Managing Owner’s management and directors; and

 •   provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Trust’s assets that could have a material effect on the Trust’s financial statements.

                Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

                The Managing Owner assessed the effectiveness of its internal control over financial reporting with respect to the Trust as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on its assessment, management has concluded that, as of December 31, 2008, the Managing Owner’s internal control over financial reporting with respect to the Trust is effective based on those criteria.

                This annual report does not include an attestation report of the Trust’s independent registered public accounting firm regarding control over financial reporting.  The Managing Owner’s report was not subject to attestation by the Trust’s registered public accounting firm pursuant to rules of the SEC that temporarily permit the Trust to only provide the Managing Owner’s report in this Annual Report on Form 10-K.

Item 9B.  Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

(a, b)  Identification of Directors and Executive Officers

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

The principals and senior officers of the Managing Owner as of December 31, 2008 are as follows:

Harvey Beker, age 55.   Mr. Beker is Co-Chief Executive Officer and Co-Chairman of the Managing Owner and The Millburn Corporation.  He received a Bachelor of Arts degree in economics from New York University (“NYU”) in 1974 and a Master of Business Administration degree in finance from NYU in 1975.  From June 1975 to July 1977, Mr. Beker was employed by Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies.  From July 1977 to June 1978, Mr. Beker was a futures trader at Clayton Brokerage Co. of St. Louis.  Mr. Beker has been employed by The Millburn Corporation since June 1978 and initially served as the Director of Operations for its affiliate, Millburn Partners.  During his tenure at the Managing Owner (including its affiliates, Millburn Partners and CommInVest) he has been instrumental in the development of the research, trading and operations areas.  Mr. Beker became a principal of the firm in June 1982, and a partner in the predecessor to ShareInVest in April 1982.  Mr. Beker became registered as an Associated Person of the Managing Owner effective November 25, 1986.  Additionally, he became listed as a principal and registered as an associated person of The Millburn Corporation effective February 8, 1984 and May 23, 1989, respectively.  Mr. Beker was an associated person and listed principal of ShareInVest from February 20, 1986 until February 25, 2007.

Gregg R. Buckbinder, age 50.   Mr. Buckbinder is Senior Vice-President and Chief Operating Officer of the Managing Owner and The Millburn Corporation.  He joined the Managing Owner and The Millburn Corporation in January 1998 from Odyssey Partners, L.P. where he was responsible for the operation, administration and accounting of the firm’s merchant banking and managed account businesses from July 1990 through December 1997.  Mr. Buckbinder was employed by Tucker Anthony, a securities broker and dealer, from June 1985 to July 1990 where he was First Vice President and Controller, and from August 1983 to June 1984 where he designed and implemented various operations and accounting systems.  He was with the public accounting firm of Ernst & Whinney from June 1984 to June 1985 as a manager in the tax department and from September 1980 to August 1983 as a senior auditor, with an emphasis on clients in the financial services business.  Mr. Buckbinder graduated cum laude from Pace University (“Pace”) in 1980 with a B.B.A. in accounting and received an M.S. in taxation from Pace in 1988.  He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.  Mr. Buckbinder became listed as a principal of the Managing Owner effective February 5, 1999.  He became listed as a principal of The Millburn Corporation effective March 23, 1998.  Mr. Buckbinder also became a partner in ShareInVest in January 2000.  Mr. Buckbinder was a listed principal of ShareInVest from February 28, 2001 until February 25, 2007.

George E. Crapple, age 64.   Mr. Crapple is Co-Chief Executive Officer and Co-Chairman of the Managing Owner and The Millburn Corporation.  In 1966 he graduated with honors from the University of Wisconsin where his field of concentration was economics and he was elected to Phi Beta Kappa.  In 1969 he graduated from Harvard Law School, magna cum laude, where he was a member of the Harvard Law Review.  He was a lawyer with Sidley & Austin, Chicago, Illinois, from 1969 until April 1, 1983, as a partner since 1975, specializing in commodities, securities, corporate and tax law.  He was first associated with the Managing Owner in 1976 and joined the Managing Owner and The Millburn Corporation (including its affiliates, Millburn Partners and CommInVest) on April 1, 1983 on a full-time basis.  He became a partner in ShareInVest in April 1984.  Mr. Crapple is a Director, Member of the Executive Committee, Chairman of the Appeals Committee and a former Chairman of the Eastern Regional Business Conduct Committee of the NFA, past Chairman of the Managed Funds Association, a member of the Global Markets Advisory Committee of the CFTC and a member of the board of directors of the Futures Industry Association (“FIA”).  Mr. Crapple became listed as a principal and registered as an associated person of the Managing Owner effective September 13, 1984 and April 2, 1988, respectively.  Additionally, he became listed as a principal and registered as an associated person of The Millburn Corporation effective April 9, 1981 and May 23, 1989, respectively.  He was also an associated person and listed principal of ShareInVest from February 20, 1986 until February 25, 2007.

Steven M. Felsenthal, age 39.  Mr. Felsenthal is General Counsel and Chief Compliance Officer of the Managing Owner and The Millburn Corporation.  Prior to joining the Managing Owner and its affiliates in January 2004, Mr. Felsenthal was a senior associate in the investment management group at Schulte Roth & Zabel LLP (September 1999-January 2004), where he represented and advised hedge funds, registered investment companies, investment advisers, broker-dealers and banks in connection with all facets of their asset management businesses, and was a member of the tax department of Kramer, Levin, Naftalis & Frankel LLP (October 1996-September 1999).  He graduated cum laude from Yeshiva University in 1991 with a B.A. degree in political science, and order of the coif from Fordham University School of Law in 1996, where he also served as an editor of the Fordham Environmental Law Journal.  Mr. Felsenthal received an LL.M degree in taxation from NYU School of Law in 2001 and has written and been quoted in numerous published articles, and frequently speaks at conferences, on various topics related to investment management.  Mr. Felsenthal is a member of the New York State Bar, Chairman of the Managed Funds Association CPO/CTA Advisory Committee and a member of the Editorial Board of the Journal of Securities Law, Regulation and Finance.  Mr. Felsenthal became listed as a principal of the Managing Owner and The Millburn Corporation effective June 24, 2004.  Mr. Felsenthal also served as General Counsel and Chief Compliance Officer of ShareInVest.

Edward Ferara, age 31.  Mr. Ferara is a Vice President and the Associate Director of Research of The Millburn Corporation.  He joined The Millburn Corporation in August 2003 and is responsible for the design and implementation of the Managing Owner’s quantitative trading strategies.  He graduated summa cum laude from The Cooper Union for the Advancement of Science and Art in 1999 with a B.E. in mechanical engineering and received an S.M. degree from the Massachusetts Institute of Technology (“M.I.T.”) in 2001.  Mr. Ferara was employed as an associate analyst by Moody’s Investor Services from February 2002 to July 2003.

Mark B. Fitzsimmons, age 61.  Mr. Fitzsimmons is a Senior Vice-President of the Managing Owner and The Millburn Corporation.  His responsibilities include both business development and investment strategy.  He joined the Managing Owner and its affiliates in January 1990 from Morgan Stanley & Co. Incorporated where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm from October 1987 until January 1990.  From September 1977 to October 1987 he was with Chemical Bank New York Corporation (“Chemical”), first as a Senior Economist in Chemical’s Foreign Exchange Advisory Service and later as a Vice-President and Manager of Chemical’s Corporate Trading Group.  While at Chemical he also traded both foreign exchange and fixed income products.  From September 1973 to September 1977 Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department.  He graduated summa cum laude from the University of Bridgeport, Connecticut in 1970 with a B.S. degree in economics.  His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973.  Mr. Fitzsimmons became listed as a principal of the Managing Owner effective July 2, 1993.  He became listed as a principal and registered as an associated person of The Millburn Corporation effective June 20, 1995 and October 12, 1992, respectively.  Mr. Fitzsimmons was also a partner in ShareInVest beginning in January 2000.  Mr. Fitzsimmons was a listed principal of ShareInVest from May 19, 1999 until February 25, 2007.

Barry Goodman, age 51.   Mr. Goodman is Executive Vice-President, Director of Trading and a member of the Research Committee of the Managing Owner and The Millburn Corporation.  Mr. Goodman joined the Managing Owner and The Millburn Corporation (including its affiliate, Millburn Partners) in November 1982 as Assistant Director of Trading.  His responsibilities include overseeing the firm’s trading operations and managing its trading relationships, as well as the design and implementation of trading systems.  From September 1980 through October 1982 he was a commodity trader for E. F. Hutton & Co., Inc. (“E.F. Hutton”).  At E.F. Hutton, he also designed and maintained various technical indicators and coordinated research projects pertaining to futures markets.  Mr. Goodman graduated magna cum laude from Harpur College of the State University of New York in 1979 with a B.A. in economics.  Mr. Goodman became listed as a principal and registered as an associated person of the Managing Owner effective December 19, 1991 and May 23, 1989, respectively.  He also became listed as a principal and registered as an associated person of The Millburn Corporation effective June 20, 1995 and April 5, 1989, respectively.  He became a partner in ShareInVest in January 1994. Mr. Goodman was a listed principal of ShareInVest from May 19, 1999 until February 25, 2007.

Dennis B. Newton, age 57.  Mr. Newton is a Senior Vice-President of the Managing Owner and The Millburn Corporation.  His primary responsibilities are in administration and business development.  Prior to joining the Managing Owner and The Millburn Corporation in September 1991, Mr. Newton was President of Phoenix Asset Management, Inc., a registered commodity pool operator from April 1990 to August 1991 and President of its affiliated introducing broker, Phoenix Futures Inc. (“Phoenix”), from March 1990 to June 1991.  Prior to his employment with Phoenix, Mr. Newton was a Director of Managed Futures with Prudential-Bache Securities Inc. (“Prudential-Bache”) from October 1987 to March 1990 and was associated with its affiliated FCM entity, Prudential Securities Futures Management, Inc.  Mr. Newton joined Prudential-Bache from Heinold Asset Management, Inc.  (“Heinold”), and its affiliated FCM, Heinold Commodities Inc., where he was a member of the senior management team from October 1974 to October 1987.  Heinold was a pioneer and one of the largest sponsors of funds utilizing futures and currency forward trading.  Mr. Newton became listed as a principal and registered as an associated person and branch office manager of the Managing Owner effective May 14, 1997, May 30, 1991 and December 16, 1991, respectively.  He also became listed as a principal of The Millburn Corporation effective May 5, 2004.

Grant N. Smith, age 57.   Mr. Smith is Executive Vice-President and Co-Director of Research of the Managing Owner and The Millburn Corporation.  He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm.  He received a B.S. degree from M.I.T. in 1974 and an M.S. degree from M.I.T. in 1975.  While at M.I.T., he held several teaching and research positions in the computer science field and participated in various projects relating to database management.  He joined the predecessor entity to The Millburn Corporation in June 1975, and has been continuously associated with the Managing Owner, The Millburn Corporation and their affiliates since that time.  Mr. Smith became listed as a principal of the Managing Owner effective December 19, 1991.  He became listed as a principal and registered as an associated person of The Millburn Corporation effective June 20, 1995 and May 21, 1992, respectively.  Mr. Smith also became a partner in ShareInVest in January 1994.  Mr. Smith was a listed principal of ShareInVest from May 19, 1999 until February 25, 2007.

Tod A. Tanis, age 54.  Mr. Tanis is a Vice President, Principal Accounting Officer and Director of Operations of the Managing Owner and The Millburn Corporation.  He is responsible for overseeing operations and accounting for the firm’s commodity pools.  He graduated from Grove City College in May 1976 with a B.A. in accounting and joined the Managing Owner and The Millburn Corporation in May of 1983.  Prior to joining the Managing Owner and its affiliates, he was with E.F. Hutton, where he was a Manager from December 1982 to April 1983; a Supervisor from August 1982 to December 1982; an International Accountant from April 1979 to August 1982; and a staff accountant from June 1978 to April 1979.  As a Manager at E.F. Hutton, he was responsible for all internal and external commodity reporting.  Mr. Tanis also served as a Junior Accountant and then International Staff Accountant with Merrill Lynch & Company from September 1976 to May 1978.  Mr. Tanis became listed as a principal of the Managing Owner and The Millburn Corporation effective July 14, 2004.

(c)   Identification of Certain Significant Employees

None.

(d)   Family Relationships

None.

(e)   Business Experience

See Item 10 (a, b) above.

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

(b)   Security Ownership of Management

Under the terms of the Trust Agreement, the Trust’s affairs are managed by the Managing Owner, which has discretionary authority over the Trust’s trading.  The Managing Owner’s managing owner interest was valued at $11,560,510 as of December 31, 2008, 1.12% of the Trusts’ total capital.

(c)   Changes in Control

None.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13.   Certain Relationships and Related Transactions

See “Item 11.  Executive Compensation” and “Item 12.  Security Ownership of Certain Beneficial Owners and Management.”  The Trust allocated to the Managing Owner $54,511,974 in brokerage fees and allocated $30,185,853 in profit share to the New Profits Memo Account for the year ended  December 31, 2008.  The

Managing Owner’s interest showed an allocation of income of $2,252,422 for the year ended December 31, 2008.  The Managing Owner has paid certain administrative expenses to third-parties on behalf of the Trust, related to legal, accounting, auditing, printing, postage and similar administrative expenses, and has been or will be reimbursed without interest by the Trust.  At December 31, 2008, the Trust owed the Managing Owner redemption penalty payable of $22,611.  The Trust is prohibited from making any loans.

Item 14.   Principal Accountant Fees and Services

(1)           Audit Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Trust’s financial statements and reviews of the financial statements included in the quarterly reports on Form 10-Q and in connection with the statutory and regulatory filings for the years ended December 31, 2008 and 2007 were approximately $140,000 and $125,000, respectively.

(2)           Audit-Related Fees

There were no fees for assurance and related services rendered by Deloitte & Touche LLP for the years ended December 31, 2008 and 2007.

(3)           Tax Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP for tax compliance, advice or planning services for the benefit of the Trust for the years ended December 31, 2008 and 2007 was approximately $92,100 and $46,100, respectively.

(4)           All Other Fees

None

(5)           Pre-Approval Policies

The board of directors of the Managing Owner pre-approves the engagement of the Trust’s auditor for all services to be provided by the auditor.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)(1)   Financial Statements

The following are included with the 2008 Report of Independent Registered Public Accounting Firm, a copy of which is filed herewith as Exhibit 13.01.

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

(a)(3)   Exhibits as required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Designation	Description

13.01	2008 Report of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Execuive Officert

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Executive Officer

32.3	Section 1350 Certification of Principal Financial Officer

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2009.

GLOBAL MACRO TRUST

By:	Millburn Ridgefield Corporation,
Managing Owner

By:	/s/ Harvey Beker
Harvey Beker
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Managing Owner of the Registrant in the capacities and on the date indicated.

Title with
Signature	Managing Owner	Date

/s/ Harvey Beker	Co-Chief	March 30, 2009
Harvey Beker	Executive Officer and Director
(Principal Executive Officer)

/s/ George E. Crapple	Co-Chief Executive	March 30, 2009
George E. Crapple	Officer and Director
(Principal Executive Officer)

/s/ Gregg Buckbinder	Chief Financial and Operating Officer	March 30, 2009
Gregg Buckbinder	(Principal Financial Officer)

/s/ Tod A. Tanis	Vice President	March 30, 2009
Tod A. Tanis	(Principal Accounting Officer)

(Being the principal executive officers, the principal financial officer and principal accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

EXHIBIT INDEX

The following exhibits are included herewith.

Designation	Description

13.01	2008 Report of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Executive Officer

32.3	Section 1350 Certification of Principal Financial Officer

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