Form 10-Q
period 2009-03-31
GLOBAL MACRO TRUST
filed 2009-05-14
CIK 1145765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:  March 31, 2009
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

                                                                                                                                                 Yes ☒         No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                                                                                                                                                 Yes ☐         No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                                                                                                 Yes ☐         No ☒

Global Macro Trust
Financial statements
For the three months ended March 31, 2009 and 2008 (unaudited)

(a) At March 31, 2009 (unaudited) and December 31, 2008
(b) For the three months ended March 31, 2009 and 2008 (unaudited)

PART 1. FINANANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Global Macro Trust
Statements of Financial Condition
(UNAUDITED)

	March 31	December 31
	2009	2008
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes−at fair value
(amortized cost $166,323,647 and $63,160,186)	$167,316,552	$63,783,609
Net unrealized appreciation on open futures contracts	658,724	8,795,238
Due from brokers	36,191,093	2,975,438
Cash denominated in foreign currencies (cost $13,554,409
and $680,184)	13,784,250	714,527
Total equity in trading accounts	217,950,619	76,268,812

INVESTMENTS IN U.S. TREASURY NOTES−at fair value
(amortized cost $826,270,520 and $935,337,697)	828,957,585	942,031,016
CASH AND CASH EQUIVALENTS	28,736,408	66,551,598
ACCRUED INTEREST RECEIVABLE	11,085,366	9,781,465
DUE FROM UNITHOLDERS	221,037	-
TOTAL	$1,086,951,015	$1,094,632,891

LIABILITIES AND TRUST CAPITAL
LIABILITIES:
Subscriptions by Unitholders received in advance	$20,657,570	$9,723,446
Net unrealized depreciation on open futures and
forward currency contracts	44,271,923	4,194,584
Due to Managing Owner	387,076	22,611
Accrued brokerage fees	5,433,845	5,808,866
Redemptions payable to Unitholders	8,893,101	8,036,643
Redemptions payable to Managing Owner	-	29,151,044
Accrued expenses	186,586	248,479
Cash denominated in foreign currencies (cost $0
and $-2,804,975)	-	2,746,779
Due to brokers	-	4,319,078
Total liabilities	79,830,101	64,251,530

TRUST CAPITAL (NET ASSETS):
Managing Owner interest (8,600.377 and 8,432.177 units outstanding)	11,416,683	11,560,510
Unitholders (750,080.026 and 743,122.758 units outstanding)	995,704,231	1,018,820,851
Total trust capital (net assets)	1,007,120,914	1,030,381,361

TOTAL	$1,086,951,015	$1,094,632,891

NET ASSET VALUE PER UNIT OUTSTANDING	$1,327.46	$1,371.00

See notes to financial statements

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
March 31, 2009

FUTURES AND FORWARD CURRENCY CONTRACTS	% of Trust Capital		Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	0.09%		$936,627
Grains	0.24		2,432,213
Interest rates	0.73		7,363,508
Metals	0.71		7,084,797
Softs	0.00		3,170
Total long futures contracts	1.77		17,820,315
Short futures contracts:
Currencies	0.00		4,350
Energies	(0.26)		(2,655,031)
Grains	(0.62)		(6,222,982)
Livestock	0.02		162,880
Metals	(1.47)		(14,763,263)
Softs	(0.10)		(1,026,770)
Stock indices	(1.25)		(12,576,790)
Total short futures contracts	(3.68)		(37,077,606)
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	(1.91)		(19,257,291)

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.29)		(2,966,467)
Total short forward currency contracts	(2.13)		(21,389,441)
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	(2.42)		(24,355,908)

TOTAL	(4.33	) %	$(43,613,199)

(Continued)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
March 31, 2009

U.S. Treasury Notes

Face Amount	Description	% of Trust Capital	Fair Value

$265,100,000	U.S. Treasury notes, 3.875%, 05/15/2009	26.45%	$266,342,658
311,900,000	U.S. Treasury notes, 3.625%, 07/15/2009	31.27	314,970,266
309,380,000	U.S. Treasury notes, 3.375%, 10/15/2009	31.21	314,310,744
99,500,000	U.S. Treasury notes, 1.750%, 03/31/2010	9.99	100,650,469
	Total investments in U.S. Treasury notes
	(amortized cost $992,594,167)	98.92%	$996,274,137

(Concluded)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2008

FUTURES AND FORWARD CURRENCY CONTRACTS	% of Trust Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	0.02%	$228,038
Grains	0.06	623,375
Interest rates	1.00	10,273,688
Metals	(0.12)	(1,284,097)
Softs	0.00	39,850
Total long futures contracts	0.96	9,880,854
Short futures contracts:
Energies	0.21	2,132,478
Grains	(0.33)	(3,345,546)
Interest rates	(0.10)	(1,050,539)
Livestock	0.06	608,080
Metals	0.19	1,971,470
Softs	(0.07)	(734,502)
Stock indices	(0.07)	(715,194)
Total short futures contracts	(0.11)	(1,133,753)
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	0.85	8,747,101

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	0.15	1,552,974
Total short forward currency contracts	(0.55)	(5,699,421)
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	(0.40)	(4,146,447)

TOTAL	0.45%	$4,600,654

(Continued)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2008

U.S. Treasury Notes

Face Amount	Description	% of Trust Capital	Fair Value

$99,500,000	U.S. Treasury notes, 4.000%, 03/31/2009	9.76%	$100,572,734
265,100,000	U.S. Treasury notes, 3.875%, 05/15/2009	26.08	268,703,703
293,900,000	U.S. Treasury notes, 3.625%, 07/15/2009	29.04	299,181,016
329,380,000	U.S. Treasury notes, 3.375%, 10/15/2009	32.74	337,357,172
	Total investments in U.S. Treasury notes
	(amortized cost $998,497,883)	97.62%	$1,005,814,625

(Concluded)

Global Macro Trust
Statements of Operations (UNAUDITED)

	For the three months ended
	March 31	March 31
	2009	2008
INVESTMENT INCOME:
Interest income	$4,132,391	$6,583,405

EXPENSES:
Brokerage fees	17,392,314	11,597,561
Administrative expenses	711,822	510,113
Custody fees	52,491	29,484
Total expenses	18,156,627	12,137,158

NET INVESTMENT LOSS	(14,024,236)	(5,553,753)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	33,920,721	65,979,557
Foreign exchange translation	(702,979)	(622,948)
Net change in unrealized:
Futures and forward currency contracts	(48,213,853)	(22,131,332)
Foreign exchange translation	137,302	184,529
Net gains (losses) from U.S. Treasury notes:
Net change in unrealized	(3,636,772)	1,977,974
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)	(18,495,581)	45,387,780

NET INCOME (LOSS)	(32,519,817)	39,834,027
LESS PROFIT SHARE TO MANAGING OWNER	31,726	6,562,324
NET INCOME (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER	$(32,551,543)	$33,271,703

NET INCOME (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER
PER AVERAGE UNIT OUTSTANDING	$(43.54)	$58.77

See notes to financial statements

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the three months ended March 31, 2009:

			New Profit
	Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Trust capital at
January 1, 2009	$1,018,820,851	743,122.758	$-	-	$11,560,510	8,432.177	$1,030,381,361	751,554.935
Subscriptions	31,329,480	22,695.480	-	-	-	-	31,329,480	22,695.480
Redemptions	(22,070,110)	(16,211.173)	-	-	-	-	(22,070,110)	(16,211.173)
Addt'l units allocated *	-	472.961	-	0.030	-	145.484	-	618.475
Net loss	(32,375,990)	-	(1,572)	-	(173,981)	-	(32,551,543)	-
Managing Owner's allocation:
New Profit-Accrued	-	-	31,726	22.686	-	-	31,726	22.686
Trust capital at
March 31, 2009	$995,704,231	750,080.026	$30,154	22.716	$11,386,529	8,577.661	$1,007,120,914	758,680.403

Net asset value per unit outstanding at
at March 31, 2009:			$1,327.46

* Additional units are issued to Unitholders who are charged less than a 7% brokerage fee

(Continued)

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the three months ended March 31, 2008:

			New Profit
	Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Trust capital at
January 1, 2008	$618,384,029	534,394.969	$-	-	$6,373,279	5,507.640	$624,757,308	539,902.609
Subscriptions	49,601,965	41,715.582	-	-	-	-	49,601,965	41,715.582
Redemptions	(15,276,006)	(12,646.808)	-	-	-	-	(15,276,006)	(12,646.808)
Addt'l units allocated *	-	279.773	-	0.178	-	149.133	-	429.084
Net income (loss)	32,767,779	-	(1,111)	-	505,035		33,271,703	-
Managing Owner's allocation:
New Profit-Accrued	-	-	6,562,324	5,395.822	-	-	6,562,324	5,395.822
Trust capital at
March 31, 2008	$685,477,767	563,743.516	$6,561,213	5,396.000	$6,878,314	5,656.773	$698,917,294	574,796.289

Net asset value per unit outstanding at
at March 31, 2008:			$1,215.94

* Additional units are issued to Unitholders who are charged less than a 7% brokerage fee

See notes to financial statements	(Concluded)

Global Macro Trust
Statements of Financial Highlights (UNAUDITED)

For the three months ended March 31	2009	2008

Net income (loss) from operations:
Net investment loss	$(18.66)	$(10.03)
Net realized and unrealized gains (losses) on
trading of futures and forward currency contracts	(20.07)	77.04
Net gains (losses) from U.S. Treasury
obligations	(4.77)	3.50
Profit share allocated to Managing Owner	(0.04)	(11.74)
Net income (loss) per unit	$(43.54)	$58.77

Net asset value per unit,
beginning of period	1,371.00	1,157.17

Net asset value per unit,
end of period	$1,327.46	$1,215.94

Total return and ratios for the three months ended March 31:

	2009		2008

RATIOS TO AVERAGE CAPITAL:

Net investment loss (a)	(5.47	) %	(3.31)%

Total expenses (a)	7.05%		7.16%
Profit share allocation (b)	0.00		0.97
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	7.05%		8.13%

Total return before profit share allocation (b)	(3.18	) %	6.09%
Profit share allocation (b)	(0.00)		(1.01)
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	(3.18	) %	5.08%

(a) annualized
(b) not annualized

See notes to financial statements

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Global Macro Trust’s (the “Trust”) financial condition at March 31, 2009 and December 31, 2008 and the results of its operations for the three months ended March 31, 2009 and 2008. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008. The December 31, 2008 information has been derived from the audited financial statements as of December 31, 2008.

The Trust pays all routine expenses, such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee's fees, the charges of an outside accounting services agency and the expenses of updating the Prospectus), as well as extraordinary costs. At March 31, 2009, Millburn Ridgefield Corporation (the “Managing Owner”) is owed $346,598 from the Trust in connection with such expenses it has paid on the Trust's behalf (and is included in "Due to Managing Owner" in the statements of financial condition).

Unitholders who redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' Net Asset Value as of the date of redemption. All redemption charges will be paid to the Managing Owner. At March 31, 2009, $40,478 of redemption charges was owed to the Managing Owner (and is included in “Due to Managing Owner” in the statements of financial condition).

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Trust recognize in its financial statements the impact of a tax position, and if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening trust capital.  Millburn Ridgefield Corporation as Managing Owner of the Trust has evaluated the impact of adopting FIN 48 on the Trust’s financial statements. Based on a review of the Trust’s open tax years, 2004 to 2008, for the U.S. Federal jurisdiction, the New York and Delaware State jurisdictions, and the New York City jurisdiction, FIN 48 did not have an impact on the Trust.  The Trust is treated as a limited partnership for federal and state income tax reporting purposes and therefore the unitholders are responsible for the payment of taxes.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 were effective for fiscal years beginning after November 15, 2007. The Trust adopted this pronouncement January 1, 2008. The three levels of the fair value hierarchy under SFAS No. 157 are described below:

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

The following table sets forth by level within the fair value hierarchy:

Financial Assets at Fair Value as of March 31, 2009

	Level 1	Level 2	Total
U.S. Treasury Notes	$996,274,137	$0	$996,274,137
Short-Term Money Market Fund	28,309,941	0	28,309,941
Exchange-Traded
Futures Contracts	(19,257,291)	0	(19,257,291)
Over-the-Counter
Forward Currency Contracts	0	(24,355,908)	(24,355,908)
Total assets at fair value	$1,005,326,787	$(24,355,908)	$980,970,879

Financial Assets at Fair Value as of December 31, 2008

	Level 1	Level 2	Total
U.S. Treasury Notes	$1,005,814,625	$0	$1,005,814,625
Short-Term Money Market Fund	66,101,133	0	66,101,133
Exchange-Traded
Futures Contracts	8,747,101	0	8,747,101
Over-the-Counter
Forward Currency Contracts	0	(4,146,447)	(4,146,447)
Total financial assets at fair value	$1,080,662,859	$(4,146,447)	$1,076,516,412

Derivative Instruments

In March 2008, the FASB issued FAS 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133", which amends and expands the disclosure requirements of FAS 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The Trust adopted the provisions of this statement on January 1, 2009. As a result of the adoption of this statement, the Trust has expanded its disclosures regarding derivative instruments.

The Trust’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Trust’s open positions and the liquidity of the markets in which it trades.

The Trust engages in the speculative trading of futures and forward contracts on interest rates, commodities, currencies, metals, energies, livestock and stock indices. The following were the primary trading risk exposures of the Trust at March 31, 2009, by market sector:

Agricultural.  The Trust’s primary exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions.

Currencies.  Exchange rate risk is a principal market exposure of the Trust.  The Trust’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs.  The fluctuations are influenced by interest rate changes as well as political and general economic conditions.  The Trust trades in a large number of currencies, including cross-rates—e.g., positions between two currencies other than the U.S. dollar. At March 31, 2009, the Trust had currency exposures to the Australian Dollar, Brazilian Real, Canadian Dollar, Swiss Franc, Chilean Peso, Colombian Peso, Czech Koruna, Euro, British Pound, Israeli Shekel, Indian Rupee, Japanese Yen, Korean Won, Mexican Peso, Norwegian Krone, New Zealand Dollar, Polish Zloty, Russian Ruble, Swedish Krone, Singapore Dollar, Turkish Lira and the South African Rand.

Energies.  The Trust’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide.  Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Interest rates.  Interest rate movements directly affect the price of the sovereign bond futures positions held by the Trust and indirectly the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Trust’s profitability.  The Trust’s primary interest rate exposure is to interest rate fluctuations in the United States and other major industrialized, or Group of Seven (Canada, France, Germany, Italy, Japan, United Kingdom and United States, collectively, “G-7”) countries.  However, the Trust also may take positions in futures contracts on the government debt of other nations.  The Managing Owner anticipates that G-7 interest rates, both long-term and short-term, will remain the primary market exposure of the Trust for the foreseeable future.

Metals. The Trust’s metals market exposure is to fluctuations in the price of aluminum, copper, gold, lead, nickel, silver, tin and zinc.

Stock Indices.  The Trust’s equity exposure, through stock index futures, is to equity price risk in the G-7 countries as well as other countries.

FAS 133 requires entities to recognize in the Statements of Financial Condition all derivative contracts as assets or liabilities. Fair value of futures contracts in an asset position are recorded in the Statements of Financial Condition as “Net unrealized appreciation on open futures contracts.” Fair value of futures and forward currency contracts in a liability position are recorded in the Statements of Financial Condition as “Net unrealized depreciation on open futures and forward currency contracts.” The Trust’s policy regarding fair value measurement is discussed in the FAS 157 note, contained herein.

Since the derivatives held or sold by the Trust are for speculative trading purposes, the derivative instruments are not designated as hedging instruments under the provisions of FAS 133. Accordingly, all realized gains and losses, as well as any change in net unrealized gains or losses on open positions from the preceding period, are recognized as part of the Trust’s trading gains and losses in the Statements of Operations.

See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional derivative-related information.

The following table presents the fair value of open futures and forward currency contracts, held long or sold short, at March 31, 2009. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition in accordance with FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts.”

					Net Unrealized
					Appreciation/
	Fair Value - Long Positions		Fair Value - Short Positions		(Depreciation) on
Sector	Assets	Liabilities	Assets	Liabilities	Open Positions
Futures contracts:
Currencies	$-	$-	$4,350	$-	$4,350
Energies	991,735	(55,108)	453,959	(3,108,990)	(1,718,404)
Grains	2,432,213	-	-	(6,222,982)	(3,790,769)
Interest rates	9,489,339	(2,125,831)	-	-	7,363,508
Livestock	-	-	162,880	-	162,880
Metals	7,570,575	(485,778)	428,397	(15,191,660)	(7,678,466)
Softs	3,170	-	158,750	(1,185,520)	(1,023,600)
Stock indices	-	-	393,127	(12,969,917)	(12,576,790)
Total futures contracts:	20,487,032	(2,666,717)	1,601,463	(38,679,069)	(19,257,291)

Forward currency contracts	2,432,110	(5,398,577)	539,561	(21,929,002)	(24,355,908)

Total futures and
forward currency contracts	$22,919,142	$(8,065,294)	$2,141,024	$(60,608,071)	$(43,613,199)

The effect of trading futures and forward currency contracts on the Statements of Operations for the three months ended March 31, 2009 is detailed below:

Sector	Trading Gain (Loss) *
Futures contracts:
Currencies	$4,350
Energies	(551,083)
Grains	(396,476)
Interest rates	5,864,640
Livestock	1,866,910
Metals	(10,621,559)
Softs	(1,518,352)
Stock indices	1,730,154
Total futures contracts:	(3,621,416)

Forward currency contracts	(10,671,716)

Total futures and
forward currency contracts	$(14,293,132)

* Location of Trading Gain (Loss) recognized in the Statements of Operations
a. Net realized gains (losses) on closed positions: Futures and forward currency contracts, or
b. Net change in unrealized: Futures and forward currency contracts

The following table presents notional value by sector of open futures and forward currency contracts at March 31, 2009, in U.S. Dollars:

Sector	Notional
Futures contracts:
Currencies	$3,320,750
Energies	48,945,343
Grains	63,284,412
Interest Rates	761,801,585
Livestock	26,495,160
Metals	59,066,070
Softs	28,011,251
Stock Indices	175,073,248
Futures - Total	1,165,997,819

Forward currency contracts	271,961,349
Total Notional	$1,437,959,168

Notional values in the interest rate sector were calculated by converting the notional value in local currency of all open interest rate futures positions to 10-year equivalent fixed income instruments, translated to U.S. Dollars at March 31, 2009. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the Managing Owner believes it is a more meaningful representation of notional values of the Trust’s open interest rate positions.

Concentration of Credit Risk

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk is normally reduced to the extent that an exchange or clearing organization acts as a counterparty to futures transactions since typically the collective credit of the members of the exchange is pledged to support the financial integrity of the exchange.

The Managing Owner seeks to minimize credit risk primarily by depositing and maintaining the Trust’s assets at financial institutions and trading counterparties which the Managing Owner believes to be creditworthy. In addition, for over-the-counter forward currency contracts, the Trust enters into master netting agreements with its counterparties. Collateral posted at the various counterparties for trading of futures and forward currency contracts includes cash and U.S. Treasury notes.

A significant portion of the Trust’s forward currency trading activities are cleared by Deutsche Bank AG (“DB”). The Trust’s concentration of credit risk associated with DB nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition, plus the value of margin or collateral held by DB. The amount of such credit risk was $55,883,837 at March 31, 2009.

ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET EFFECTIVE

FSP No. 157-4
In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. 157-4”).  FSP No. 157-4 provides additional guidance for determining fair value and requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period.  FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009.  The Trust is currently evaluating the impact of the adoption of FSP No. 157-4.

FSP No. 107-1 and APB No. 28-1
In April 2009, the FASB issued FSP No. 107-1 and Accounting Principals Board (“APB”) No. 28-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP No. 107-1” and “APB No. 28-1”).  The staff position requires fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period.  FSP No. 107-1 and APB No. 28-1 is effective for interim and annual periods ending after June 15, 2009.  The Trust is currently evaluating the impact of the adoption of FSP No. 107-1 and APB No. 28-1.

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

There have been no material changes with respect to the Trust's critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Trust's Annual Report on Form 10-K for fiscal year 2008.

PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three months ended March 31, 2009 and 2008. Profit share earned (from Unitholders' redemptions) is credited to the New Profit memo account as defined in the Trust’s Trust Agreement.

Three months ended:

	3/31/09	3/31/08
Profit share earned	31,726	90,072
Profit share accrued	0	6,472,252
Total profit share	31,726	6,562,324

RESULTS OF OPERATIONS

During its operations for the three months ending March 31, 2009, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

Due to the nature of the Trust’s trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Period ended March 31, 2009

Month Ending:	Total Trust Capital

March 31, 2009	$1,007,120,914
December 31, 2008	1,030,381,361

Three Months
Change in Trust Capital	$(23,260,447)
Percent Change	(2.26)%

THREE MONTHS ENDED MARCH 31, 2009

The decrease in the Trust’s net assets of $23,260,447 for the three months ended March 31, 2009 was attributable to net loss (before profit share) of $32,519,817 and subscriptions of $31,329,480, which was partially offset by redemptions of $22,070,110.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.  Brokerage fees for the three months ended March 31, 2009 increased $5,794,753 relative to the corresponding period in 2008 due to an increase in the Trust’s net assets.

Administrative expenses for the three months ended March 31, 2009 increased $201,709 relative to the corresponding period in 2008. The increase was due mainly to an increase in the Trust’s net assets during the three months ended March 31, 2009, relative to the corresponding period in 2008.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian.  Interest income for the three months ended March 31, 2009 decreased $2,451,014 relative to the corresponding period in 2008. This decrease was due predominantly to a decrease in short-term Treasury yields which was partially offset by an increase in net assets.

The Trust experienced net realized and unrealized losses of $18,495,581 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $17,392,314, administrative expenses of $711,822, custody fees of $52,491 and accrued profit share to the Managing Owner of $31,726 were incurred. Interest income of $4,132,391 partially offset the Trust's expenses resulting in a net loss of $32,551,543. An analysis of the trading gain (loss) by sector is as follows:

% GAIN
SECTOR	(LOSS)
Energies	-0.04%
Grains	-0.02%
Interest Rates	0.60%
Livestock	0.20%
Metals	-1.09%
Softs	-0.15%
Stock Indices	0.20%
Currencies	-1.08%
Total	-1.38%

MANAGEMENT DISCUSSION – 2009

Three months ended March 31, 2009

The Trust's net asset value per unit decreased 3.18% for the three months ended March 31, 2009. As the year began, the trends which had been dominant since the middle of 2008—declining equities, declining commodities, declining interest rates, and a rising US dollar—persisted, and the Trust posted a moderate gain.  However, in early March, many of these trends reversed abruptly and the Trust suffered a loss during the final three weeks of the quarter that more than outweighed the earlier gain.  For the quarter, trading of metals, currencies, energy and soft commodities futures was unprofitable, while trading of interest rate futures, and to a lesser extent equity and livestock futures was profitable.

For much of the quarter, a profusion of international government interventions failed to allay concerns about the ongoing financial and economic crisis which continued to roil markets. In this environment, the Trust continued to hold short positions in equity indices worldwide; short positions in most energy, metals, and agricultural commodity markets; long positions in interest rate futures; and long US dollar positions.  Consequently, into early March, as equity and commodity prices fell, and as the dollar rose, the Trust registered a gain.

However, with equity markets at multi-year lows following six consecutive quarterly drops, some reports suggesting that the economic decline was slowing and perceptions that the latest government interventions might aid the financial system triggered some short covering and bottom fishing, causing stock markets to stage a substantial rally.  As risk aversion decreased and the Federal Reserve announced plans to buy massive amounts of Treasury securities, the dollar lost some of its safe haven cachet and fell.  This dollar decline, coupled with reduced pessimism about the future, arrested the decline in commodity prices.  Interest rates did not respond to these changes and generally continued to decline. As a result, trading of equities, commodities and currencies was highly unprofitable for the month of March, while trading of interest rates provided only a partial offset.

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

The Trust's Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Trust's open positions by market category for each quarter-end during the period ended March 31, 2009. During the three months ended March 31, 2009, the Trust's average total capitalization  was approximately $1,040,448,000.

Market Sector	Average Value	% of Average	Highest Value	Lowest Value
	at Risk	Capitalization	at Risk	at Risk
Currencies	$12.7	1.3%	$12.7	$12.7
Energies	11.7	1.1%	11.7	11.7
Grains	5.2	0.5%	5.2	5.2
Interest rates	27.8	2.7%	27.8	27.8
Livestock	1.2	0.1%	1.2	1.2
Metals	11.8	1.1%	11.8	11.8
Softs	6.4	0.6%	6.4	6.4
Stock indices	27.3	2.6%	27.3	27.3
Total	$104.1	10.0%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the three months ended March 31, 2009. Average capitalization is the average of the Trust's capitalization at the end of each of the three months ended March 31, 2009. Dollar amounts represent millions of dollars.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings - None
ITEM 1A. Risk Factors.
There are no material changes from risk factors as previously disclosed in Form 10-K, filed March 30, 2009.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)  Pursuant to the Trust's Declaration of Trust and Trust Agreement,Unitholders may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

ITEM 3. Defaults Upon Senior Securities - None
ITEM 4. Submission of Matters to a Vote of Security Holders - None
ITEM 5. Other Information – None

The following table summarizes the redemptions by Unitholders during the three months ended March 31, 2009:

Date of Redemption	Units Redeemed	NAV per Unit

January 31, 2009	4,315.320	$1,369.70
February 28, 2009	5,184.589	1,398.47
March 31, 2009	6,711.264	1,327.46
Total	16,211.173

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

       By:    Millburn Ridgefield Corporation,
                 Managing Owner

       Date: May 14, 2009

/s/	Tod A. Tanis
Tod A. Tanis
Vice-President
(principal accounting officer)