Form 10-Q
period 2009-06-30
GLOBAL MACRO TRUST
filed 2009-08-14
CIK 1145765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:  June 30, 2009
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
Yes ☐         No ☒

Global Macro Trust
Financial statements
For the three and six months ended June 30, 2009 and 2008 (unaudited)

(a) At June 30, 2009 (unaudited) and December 31, 2008
(b) For the three and six months ended June 30, 2009 and 2008 (unaudited)
(c) For the six months ended June 30, 2009 and 2008 (unaudited)

Global Macro Trust
Statements of Financial Condition

	June 30
	2009	December 31
	(UNAUDITED)	2008
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes−at market value (amortized cost $68,764,585 and $63,160,186)	$68,989,511	$63,783,609
Net unrealized appreciation on open futures and forward currency contracts	3,660,341	8,795,238
Due from brokers	8,036,262	2,975,438
Restricted cash	18,169,000	-
Cash denominated in foreign currencies (cost $4,755,575 and $680,184)	5,005,220	714,527
Total equity in trading accounts	103,860,334	76,268,812

INVESTMENTS IN U.S. TREASURY NOTES−at market value (amortized cost $789,054,327 and $935,337,697)	789,870,692	942,031,016
CASH AND CASH EQUIVALENTS	35,410,529	66,551,598
ACCRUED INTEREST RECEIVABLE	7,653,590	9,781,465
TOTAL	$936,795,145	$1,094,632,891

LIABILITIES AND TRUST CAPITAL
LIABILITIES:
Subscriptions by Unitholders received in advance	$-	$9,723,446
Net unrealized depreciation on open futures contracts	1,729,080	4,194,584
Due to Managing Owner	285,015	22,611
Accrued brokerage fees	4,955,187	5,808,866
Redemptions payable to Unitholders	9,145,643	8,036,643
Redemptions payable to Managing Owner	-	29,151,044
Accrued expenses	119,606	248,479
Cash denominated in foreign currencies (cost $-74 and $-2,804,975)	77	2,746,779
Due to brokers	65,010	4,319,078
Total liabilities	16,299,618	64,251,530

TRUST CAPITAL (NET ASSETS):
Managing Owner interest (8,748.246 and 8,432.177 units outstanding)	10,411,999	11,560,510
Unitholders (764,659.089 and 743,122.758 units outstanding)	910,083,528	1,018,820,851
Total trust capital (net assets)	920,495,527	1,030,381,361

TOTAL	$936,795,145	$1,094,632,891

NET ASSET VALUE PER UNIT OUTSTANDING	$1,190.18	$1,371.00

See notes to financial statements

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
June 30, 2009

FUTURES AND FORWARD CURRENCY CONTRACTS	% of Trust Capital		Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	(0.17	) %	$(1,588,068)
Grains	(0.16)		(1,493,688)
Interest rates	0.06		577,087
Metals	0.11		1,018,493
Softs	0.02		202,171
Stock indices	0.04		348,959
Total long futures contracts	(0.10)		(935,046)

Short futures contracts:
Energies	0.15		1,390,003
Grains	0.44		4,023,038
Interest rates	(0.04)		(396,227)
Livestock	(0.04)		(365,380)
Metals	(0.68)		(6,286,235)
Softs	0.03		322,025
Stock indices	0.11		1,051,842
Total short futures contracts	(0.03)		(260,934)
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	(0.13)		(1,195,980)

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	0.42		3,876,218
Total short forward currency contracts	(0.08)		(748,977)
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS-Net	0.34		3,127,241

TOTAL	0.21%		$1,931,261

(Continued)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
June 30, 2009
U.S. Treasury Notes

Face Amount	Description	% of Trust Capital	Value

$311,900,000	U.S. Treasury notes, 3.625%, 07/15/2009	33.93%	$312,338,610
209,650,000	U.S. Treasury notes, 3.375%, 10/15/2009	22.98	211,549,953
99,500,000	U.S. Treasury notes, 1.750%, 03/31/2010	10.92	100,479,453
230,000,000	U.S. Treasury notes, 2.625%, 05/31/2010	25.47	234,492,187
	Total investments in U.S. Treasury notes
	(amortized cost $857,818,912)	93.30%	$858,860,203

See notes to financial statements	(Concluded)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2008

FUTURES AND FORWARD CURRENCY CONTRACTS	% of Trust Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	0.02%	$228,038
Grains	0.06	623,375
Interest rates	1.00	10,273,688
Metals	(0.12)	(1,284,097)
Softs	0.00	39,850
Total long futures contracts	0.96	9,880,854

Short futures contracts:
Energies	0.21	2,132,478
Grains	(0.33)	(3,345,546)
Interest rates	(0.10)	(1,050,539)
Livestock	0.06	608,080
Metals	0.19	1,971,470
Softs	(0.07)	(734,502)
Stock indices	(0.07)	(715,194)
Total short futures contracts	(0.11)	(1,133,753)
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	0.85	8,747,101

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	0.15	1,552,974
Total short forward currency contracts	(0.55)	(5,699,421)
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS-Net	(0.40)	(4,146,447)

TOTAL	0.45%	$4,600,654

(Continued)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2008
U.S. Treasury Notes

Face Amount	Description	% of Trust Capital	Value

$99,500,000	U.S. Treasury notes, 4.000%, 03/31/2009	9.76%	$100,572,734
265,100,000	U.S. Treasury notes, 3.875%, 05/15/2009	26.08	268,703,703
293,900,000	U.S. Treasury notes, 3.625%, 07/15/2009	29.04	299,181,016
329,380,000	U.S. Treasury notes, 3.375%, 10/15/2009	32.74	337,357,172
	Total investments in U.S. Treasury notes
	(amortized cost $998,497,883)	97.62%	$1,005,814,625

See notes to financial statements.	(Concluded)

Global Macro Trust
Statements of Operations (UNAUDITED)

	For the three months ended
	June 30	June 30
	2009	2008
INVESTMENT INCOME:
Interest income	$3,670,612	$5,527,002

EXPENSES:
Brokerage fees	15,973,113	12,522,598
Administrative expenses	686,996	530,996
Custody fees	51,921	34,701
Total expenses	16,712,030	13,088,295

NET INVESTMENT LOSS	(13,041,418)	(7,561,293)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(136,935,922)	26,150,230
Foreign exchange translation	768,611	(196,038)
Net change in unrealized:
Futures and forward currency contracts	45,544,460	41,374,510
Foreign exchange translation	19,801	(191,311)
Net gains (losses) from U.S. Treasury notes:
Net change in unrealized	(2,638,679)	(3,246,867)
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)	(93,241,729)	63,890,524

NET INCOME (LOSS)	(106,283,147)	56,329,231
LESS PROFIT SHARE TO MANAGING OWNER	-	10,033,146
NET INCOME (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER	$(106,283,147)	$46,296,085

NET INCOME (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER PER AVERAGE UNIT OUTSTANDING	$(137.28)	$74.86

(Continued)

Global Macro Trust
Statements of Operations (UNAUDITED)

	For the six months ended
	June 30	June 30
	2009	2008
INVESTMENT INCOME:
Interest income	$7,803,003	$12,110,407

EXPENSES:
Brokerage fees	33,365,427	24,120,159
Administrative expenses	1,398,818	1,041,109
Custody fees	104,412	64,185
Total expenses	34,868,657	25,225,453

NET INVESTMENT LOSS	(27,065,654)	(13,115,046)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(103,015,201)	92,129,787
Foreign exchange translation	65,632	(818,986)
Net change in unrealized:
Futures and forward currency contracts	(2,669,393)	19,243,178
Foreign exchange translation	157,103	(6,782)
Net gains (losses) from U.S. Treasury notes:
Net change in unrealized	(6,275,451)	(1,268,893)
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)	(111,737,310)	109,278,304

NET INCOME (LOSS)	(138,802,964)	96,163,258
LESS PROFIT SHARE TO MANAGING OWNER	31,726	16,595,470
NET INCOME (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER	$(138,834,690)	$79,567,788

NET INCOME (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER PER AVERAGE UNIT OUTSTANDING	$(180.82)	$133.63

See notes to financial statements.	(Concluded)

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the six months ended June 30, 2009:

			New Profit
	Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Trust capital at January 1, 2009	$1,018,820,851	743,122.758	$-	-	$11,560,510	8,432.177	$1,030,381,361	751,554.935
Subscriptions	75,302,904	56,659.027	-	-	-	-	75,302,904	56,659.027
Redemptions	(46,385,774)	(36,120.480)	-	-	-	-	(46,385,774)	(36,120.480)
Addt'l units allocated *	-	997.784	-	0.421	-	292.962	-	1,291.167
Net loss	(137,654,453)	-	(4,225)	-	(1,176,012)	-	(138,834,690)	-
Managing Owner's allocation:
New Profit-Accrued	-	-	31,726	22.686	-	-	31,726	22.686
Transfer of New Profit Memo
Account to Managing Owner	-	-	-	-	-	-	-	-
Trust capital at June 30, 2009	$910,083,528	764,659.089	$27,501	23.107	$10,384,498	8,725.139	$920,495,527	773,407.335

Net asset value per unit outstanding at at June 30, 2009:			$1,190.18

* Additional units are issued to Unitholders who are charged less than a 7% brokerage fee

See notes to financial statements.	(Continued)

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the six months ended June 30, 2008:

			New Profit
	Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Trust capital at January 1, 2008	$618,384,029	534,394.969	$-	-	$6,373,279	5,507.640	$624,757,308	539,902.609
Subscriptions	111,198,498	92,578.998	-	-	375,000	308.447	111,573,498	92,887.445
Redemptions	(34,139,527)	(28,065.824)	-	-	-	-	(34,139,527)	(28,065.824)
Addt'l units allocated *	-	578.020	-	5.265	-	322.028	-	905.313
Net income	78,372,898	-	20,078	-	1,174,812		79,567,788	-
Managing Owner's allocation:
New Profit-Accrued	-	-	16,595,470	12,867.021	-	-	16,595,470	12,867.021
Trust capital at June 30, 2008	$773,815,898	599,486.163	$16,615,548	12,872.286	$7,923,091	6,138.115	$798,354,537	618,496.564

Net asset value per unit outstanding at at June 30, 2008:			$1,290.80

* Additional units are issued to Unitholders who are charged less than a 7% brokerage fee

See notes to financial statements	(Concluded)

Global Macro Trust
Statements of Financial Highlights (UNAUDITED)

For the three months ended June 30	2009	2008

Net income (loss) from operations:
Net investment loss	$(16.92)	$(12.87)
Net realized and unrealized gains (losses) on trading of futures and forward currency contracts	(116.98)	110.15
Net losses from U.S. Treasury obligations	(3.38)	(5.44)
Profit share allocated to Managing Owner	-	(16.98)
Net income (loss) per unit	$(137.28)	$74.86

Net asset value per unit, beginning of period	1,327.46	1,215.94

Net asset value per unit, end of period	$1,190.18	$1,290.80

Total return and ratios for the three months ended June 30:

	2009	2008

RATIOS TO AVERAGE CAPITAL:

Net investment loss (a)	(5.52)%	(4.16)%

Total expenses (a)	7.05%	7.16%
Profit share allocation (b)	0.00	1.37
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	7.05%	8.53%

Total return before profit share allocation (b)	(10.34)%	7.56%
Profit share allocation (b)	0.00	(1.40)
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	(10.34)%	6.16%

(a) annualized
(b) not annualized	(Continued)

Global Macro Trust
Statements of Financial Highlights (UNAUDITED)

For the six months ended June 30:	2009	2008

Net income (loss) from operations:
Net investment loss	$(35.56)	$(22.98)
Net realized and unrealized gains (losses) on trading of futures and forward currency contracts	(137.09)	187.66
Net losses from U.S. Treasury obligations	(8.13)	(2.19)
Profit share allocated to Managing Owner	(0.04)	(28.86)
Net income (loss) per unit	$(180.82)	$133.63

Net asset value per unit, beginning of period	1,371.00	1,157.17

Net asset value per unit, end of period	$1,190.18	$1,290.80

Total return and ratios for the six months ended June 30:

	2009	2008

RATIOS TO AVERAGE CAPITAL:

Net investment loss (a)	(5.49)%	(3.75)%

Total expenses (a)	7.05%	7.16%
Profit share allocation (b)	0.00	2.36
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	7.05%	9.52%

Total return before profit share allocation (b)	(13.19)%	14.04%
Profit share allocation (b)	0.00	(2.49)
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	(13.19)%	11.55%

(a) annualized
(b) not annualized

See notes to financial statements	(Concluded)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Global Macro Trust’s (the “Trust”) financial condition at June 30, 2009 and December 31, 2008 and the results of its operations for the three and six months ended June 30, 2009 and 2008. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008. The December 31, 2008 information has been derived from the audited financial statements as of December 31, 2008.

Restricted cash of $18,169,000 was used as Margin collateral related to forward currency contracts held at Morgan Stanley & Co., Inc.

The Trust pays all routine expenses, such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee's fees, the charges of an outside accounting services agency and the expenses of updating the Prospectus), as well as extraordinary costs. At June 30, 2009, Millburn Ridgefield Corporation (the “Managing Owner”) is owed $260,226 from the Trust in connection with such expenses it has paid on the Trust's behalf (and is included in "Due to Managing Owner" in the statements of financial condition).

Unitholders who redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' Net Asset Value as of the date of redemption. All redemption charges will be paid to the Managing Owner. At June 30, 2009, $24,789 of redemption charges was owed to the Managing Owner (and is included in “Due to Managing Owner” in the statements of financial condition).

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

The following table sets forth by level and major category within the fair value hierarchy:

Financial Assets at Fair Value as of June 30, 2009

	Level 1	Level 2	Total
U.S. Treasury Notes	$858,860,203	$0	$858,860,203
Short-Term Money Market Fund	35,121,499	0	35,121,499
Exchange-Traded
Futures Contracts	(1,195,980)	0	(1,195,980)
Over-the-Counter
Forward Currency Contracts	0	3,127,241	3,127,241
Total assets at fair value	$892,785,722	$3,127,241	$895,912,963

Financial Assets at Fair Value as of December 31, 2008

	Level 1	Level 2	Total
U.S. Treasury Notes	$1,005,814,625	$0	$1,005,814,625
Short-Term Money Market Fund	66,101,133	0	66,101,133
Exchange-Traded
Futures Contracts	8,747,101	0	8,747,101
Over-the-Counter
Forward Currency Contracts	0	(4,146,447)	(4,146,447)
Total assets at fair value	$1,080,662,859	$(4,146,447)	$1,076,516,412

Derivative Instruments

In March 2008, the FASB issued FAS 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133", which amends and expands the disclosure requirements of FAS 133, “Accounting for Derivative Instruments and Hedging Activities” to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The Trust adopted the provisions of this statement on January 1, 2009. As a result of the adoption of this statement, the Trust has expanded its disclosures regarding derivative instruments.

The Trust’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Trust’s open positions and the liquidity of the markets in which it trades.

The Trust engages in the speculative trading of futures and forward contracts on interest rates, commodities, currencies, metals, energies, livestock and stock indices. The following were the primary trading risk exposures of the Trust at June 30, 2009, by market sector:

Agricultural.  The Trust’s primary exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions.

Currencies.  Exchange rate risk is a principal market exposure of the Trust.  The Trust’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs.  The fluctuations are influenced by interest rate changes as well as political and general economic conditions.  The Trust trades in a large number of currencies, including cross-rates—e.g., positions between two currencies other than the U.S. dollar. At June 30, 2009, the Trust had currency exposures to the Australian Dollar, Brazilian Real, British Pound, Canadian Dollar, Chilean Peso, Colombian Peso, Czech Koruna, Euro, Hong Kong dollar, Indian Rupee, Israeli Shekel, Japanese Yen, Korean Won, Mexican Peso, New Zealand Dollar, Norwegian Krone, Polish Zloty, Russian Ruble, Singapore Dollar, South African Rand, Swedish Krone, Swiss Franc, Thai baht and the Turkish Lira.

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

See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional derivative-related information.

The following table presents the fair value of open futures and forward currency contracts, held long or sold short, at June 30, 2009. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition in accordance with FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts.”

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Energies	$14,240	$(1,602,308)	$1,447,333	$(57,330)	$(198,065)
Grains	-	(1,493,688)	4,023,038	-	2,529,350
Interest rates	1,542,747	(965,660)	-	(396,227)	180,860
Livestock	-	-	454,030	(819,410)	(365,380)
Metals	1,690,698	(672,205)	103,476	(6,389,711)	(5,267,742)
Softs	202,171	-	347,871	(25,846)	524,196
Stock indices	412,467	(63,508)	1,245,898	(194,056)	1,400,801
Total futures contracts:	3,862,323	(4,797,369)	7,621,646	(7,882,580)	(1,195,980)

Forward currency contracts	7,007,125	(3,130,907)	701,067	(1,450,044)	3,127,241

Total futures and
forward currency contracts	$10,869,448	$(7,928,276)	$8,322,713	$(9,332,624)	$1,931,261

The effect of trading futures and forward currency contracts on the Statement of Operations for the three and six months ended June 30, 2009 is detailed below:

	Three months ended:	Six months ended:
Sector	June 30, 2009	June 30, 2009
Futures contracts:
Currencies	$8,513	$12,863
Energies	(11,329,790)	(11,880,873)
Grains	(1,843,800)	(2,240,276)
Interest rates	(26,798,275)	(20,933,635)
Livestock	450,870	2,317,780
Metals	(14,262,178)	(24,883,737)
Softs	(2,957,371)	(4,475,723)
Stock indices	(22,645,983)	(20,915,829)
Total futures contracts:	(79,378,014)	(82,999,430)

Forward currency contracts	(12,013,448)	(22,685,164)

Total futures and
forward currency contracts	$(91,391,462)	$(105,684,594)

The following table presents notional value by sector of open futures and forward currency contracts at June 30, 2009, in U.S. Dollars:

Sector	Long Positions	Short Positions
Futures contracts:
Sector
Energies	$64,109,730	$71,318,530
Grains	26,058,218	33,271,234
Interest Rates	521,774,430	34,342,878
Livestock	-	28,433,920
Metals	21,080,593	11,316,756
Softs	10,515,792	11,826,897
Stock Indices	33,444,878	62,324,658
Futures - Total	676,983,641	252,834,873
Forward currency contracts	282,181,425	184,458,973
Total Notional	$959,165,066	$437,293,846

Notional values in the interest rate sector were calculated by converting the notional value in local currency of all open interest rate futures positions to 10-year equivalent fixed income instruments, translated to U.S. Dollars at June 30, 2009. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the Managing Owner believes it is a more meaningful representation of notional values of the Trust’s open interest rate positions.

Concentration of Credit Risk

A significant portion of the Trust’s forward currency trading activities are cleared by Deutsche Bank AG (“DB”). The Trust’s concentration of credit risk associated with DB nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition, plus the value of margin or collateral held by DB. The amount of such credit risk was $13,178,121 at June 30, 2009.

Recently Issued Accounting Pronouncements

In May 2009, the FASB issued FAS 165, “Subsequent Events” which establishes principles and requirements for disclosure about events that occur after the balance sheet date but before financial statements are issued or available to be issued.  The Trust adopted FAS 165 during the second quarter of 2009.  Based on a review of any events occurring after the balance sheet date that may effect estimates made in the financial statements especially with regard to litigation or realization of receivables, the Managing Owner has determined that FAS 165 did not have an impact on the Trust.

In April 2009, FASB issued FASB Staff Position (“FSP”) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. 157-4”). FSP No. 157-4 provides additional guidance for determining fair value and requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period. The Trust has adopted FSP 157-4 in the second quarter of 2009. The adoption of FSP 157-4 had no material impact on the Trust's financial statements. The Trust has updated its subsequent events disclosure through August 14, 2009, the filing date of this Form 10-Q Report.

In April 2009, the FASB issued FSP No. 107-1 and Accounting Principals Board (“APB”) No. 28-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP No. 107-1” and “APB No. 28-1”). The staff position requires fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period.  The Trust has adopted FSP 107-1 and APB No 28-1 in the second quarter of 2009. The adoption of FSP 107-1 and APB No 28-1 had no material impact on the Trust's financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

The Trust raises additional capital only through the sale of Units. Trust capital may also be increased by trading profits, if any. The Trust does not engage in borrowing. Units may be offered for sale as of the beginning of each month during any period for which the Trust has an effective registration statement.

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

PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and six months ended June 30, 2009 and 2008. Profit share earned (from Unitholders' redemptions) is credited to the New Profit memo account as defined in the Trust’s Trust Agreement.

	Three months ended:
	6/30/09	6/30/08
Profit share earned	0	136,912
Reversal of profit share(1)	0	(6,472,252)
Profit share accrued (2)	0	16,368,486
Total profit share	0	10,033,146

	Six months ended:
	6/30/09	6/30/08
Profit share earned	31,726	226,984
Profit share accrued (2)	0	16,368,486
Total profit share	31,726	16,595,470

(1)	At April 1
(2)	At June 30

RESULTS OF OPERATIONS

During its operations for the three and six months ending June 30, 2009, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

Due to the nature of the Trust’s trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Periods ended June 30, 2009

Month Ending:	Total Trust Capital

June 30, 2009	$920,495,527
March 31, 2009	1,007,120,914
December 31, 2008	1,030,381,361

	Three Months	Six Months
Change in Trust Capital	$(86,625,387)	$(109,885,834)
Percent Change	(8.60)%	(10.66)%

THREE MONTHS ENDED JUNE 30, 2009

The decrease in the Trust’s net assets of $86,625,387 for the three months ended June 30, 2009 was attributable to net loss of $106,283,147 and redemptions of $24,315,664 which was partially offset by subscriptions of $43,973,424.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.  Brokerage fees for the three months ended June 30, 2009 increased $3,450,515 relative to the corresponding period in 2008 due to an increase in the Trust’s net assets.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian.  Interest income for the three months ended June 30, 2009 decreased $1,856,390 relative to the corresponding period in 2008. This decrease was due predominantly to a decrease in short-term Treasury yields which was partially offset by an increase in net assets.

The Trust experienced net realized and unrealized losses of $93,241,729 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $15,973,113, administrative expenses of $686,996, custody fees of $51,921 were incurred. Interest income of $3,670,612 partially offset the Trust's expenses resulting in a net loss of $106,283,147. An analysis of the trading gain (loss) by sector is as follows:

% GAIN
SECTOR	(LOSS)
Currencies	-1.15%
Energies	-1.13%
Grains	-0.17%
Interest Rates	-2.64%
Livestock	0.04%
Metals	-1.40%
Softs	-0.29%
Stock Indices	-2.19%
Total	-8.93%

SIX MONTHS ENDED JUNE 30, 2009

The decrease in the Trust’s net assets of $109,885,834 for the six months ended June 30, 2009 was attributable to net loss before profit share of $138,802,964 and redemptions of $46,385,774 which was partially offset by subscriptions of $75,302,904.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.  Brokerage fees for the six months ended June 30, 2009 increased $9,245,268 relative to the corresponding period in 2008 due to an increase in the Trust’s net assets.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian.  Interest income for the six months ended June 30, 2009 decreased $4,307,404 relative to the corresponding period in 2008. This decrease was due predominantly to a decrease in short-term Treasury yields which was partially offset by an increase in net assets.

The Trust experienced net realized and unrealized losses of $111,737,310 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $33,365,427, administrative expenses of $1,398,818, custody fees of $104,412 and profit share of 31,726 were incurred. Interest income of $7,803,003 partially offset the Trust's expenses resulting in a net loss of $138,834,690. An analysis of the trading gain (loss) by sector is as follows:

% GAIN
SECTOR	(LOSS)
Currencies	-2.11%
Energies	-1.18%
Grains	-0.19%
Interest Rates	-2.14%
Livestock	0.22%
Metals	-2.36%
Softs	-0.43%
Stock Indices	-2.02%
Total	-10.21%

MANAGEMENT DISCUSSION – 2009

Three months ended June 30, 2009

The Trust's net asset value per unit decreased 10.34% for the three months ended June 30, 2009. The trend reversals which had commenced abruptly in mid-March continued in April and May, and were followed in June by volatile non-directional range trading. Consequently losses were sustained in each of the major sectors of the portfolio; interest rates, stock indices, currencies, energy, metals and agricultural commodities.

During April and May, market participants took heart from evidence that the worldwide recession was easing, banking systems were stabilizing, and credit markets were thawing.  As stock markets rallied, losses were generated on existing short positions which were gradually reduced and reversed to long positions by early June.  This stock market action, improving sentiment about the global economy and a willingness of investors to take on more risk weakened the dollar which had been playing a safe haven role during the financial crisis.  Thus, long dollar positions produced losses and were reversed to short dollar positions by the end of May.  The weaker dollar supported commodity prices, as did fears of inflation, improved capital goods orders and signs of improving Chinese demand.  Consequently, losses were registered as short energy, metals, and agricultural positions were being reduced and, in many cases, reversed. The weaker dollar and higher commodity prices combined with the Treasury’s increased borrowing needs and the Fed’s quantitative easing to send interest rates on intermediate and long term government debt markedly higher, even as short rates remained near zero.  Losses were incurred from long note and bond futures; positions which were reduced significantly.

In June, there were no clear pricing trends exhibited in global markets.  The mid-March through May equity and commodity rallies, and dollar falloff began to lose momentum amidst sentiment that prices had gone too far too fast. Moreover, rumors that the Fed might raise rates before the end of the year—which were later deemed premature—sent short term interest rates sharply higher early in the month, producing losses on long positions.

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

However, with equity markets at multi-year lows following six consecutive quarterly drops, some reports suggesting that the economic decline was slowing and perceptions that the latest government interventions might aid the financial system triggered some short covering and bottom fishing, causing stock markets to stage a substantial rally.  As risk aversion decreased and the Federal Reserve announced plans to buy massive amounts of Treasury securities, the dollar lost some of its safe haven cachet and fell.  This dollar decline, coupled with reduced pessimism about the future, arrested the decline in commodity prices.  Interest rates did not respond to these changes and generally continued to decline. As a result, trading of equities, commodities and currencies was highly unprofitable for the month, while trading of interest rates provided only a partial offset.

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

The Trust's Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Trust's open positions by market category for each quarter-end during the period ended June 30, 2009. During the six months ended June 30, 2009, the Trust's average total capitalization was approximately $998,971,000.

	Average		Highest	Lowest
	Value	% of Average	Value	Value
Market Sector	at Risk	Capitalization	at Risk	at Risk
Currencies	$15.0	1.5%	$17.2	$12.7
Energies	8.3	0.8%	11.7	4.8
Grains	4.7	0.5%	5.2	4.2
Interest rates	21.4	2.2%	27.8	14.9
Livestock	1.3	0.1%	1.3	1.2
Metals	8.0	0.8%	11.8	4.2
Softs	5.0	0.5%	6.4	3.5
Stock indices	20.0	2.0%	27.3	12.6
Total	$83.7	8.4%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the six months ended June 30, 2009. Average capitalization is the average of the Trust's capitalization at the end of each of the six months ended June 30, 2009. Dollar amounts represent millions of dollars.

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

ITEM 4T. CONTROLS AND PROCEDURES

There were no changes in the Managing Owner’s internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Managing Owner’s internal control over financial & reporting with respect to the Trust.

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

The following table summarizes the redemptions by Unitholders during the three months ended June 30, 2009:

Date of Redemption	Units Redeemed	NAV per Unit

April 30, 2009	5,352.004	$1,267.04
May 31, 2009	6,852.223	1,220.63
June 30, 2009	7,705.080	1,190.18
Total	19,909.307

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

Date: August 14, 2009
/s/Tod A. Tanis
Tod A. Tanis
Vice-President
(principal accounting officer)