Form 10-Q
period 2009-09-30
GLOBAL MACRO TRUST
filed 2009-11-13
CIK 1145765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:  September 30, 2009
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

Yes ☐          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No ☒

Global Macro Trust
Financial statements
For the three and nine months ended September 30, 2009 and 2008 (unaudited)

(a) At September 30, 2009 (unaudited) and December 31, 2008
(b) For the three and nine months ended September 30, 2009 and 2008 (unaudited)
(c) For the nine months ended September 30, 2009 and 2008 (unaudited)

Global Macro Trust
Statements of Financial Condition

	September 30
	2009	December 31
	(UNAUDITED)	2008
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes at market value
(amortized cost $106,777,339 and $63,160,186)	$106,852,275	$63,783,609
Net unrealized appreaciation on open futures and
forward currency contracts	35,664,942	8,795,238
Due from brokers	12,665,509	2,975,438
Restricted cash	28,103,000	-
Cash denominated in foreign currencies (cost $4,794,051
and $680,184)	5,434,118	714,527
Total equity in trading accounts	188,719,844	76,268,812

INVESTMENTS IN U.S. TREASURY NOTES at market value
(amortized cost $707,833,973 and $935,337,697)	708,638,313	942,031,016
CASH AND CASH EQUIVALENTS	26,636,757	66,551,598
ACCRUED INTEREST RECEIVABLE	7,471,994	9,781,465
TOTAL	$931,466,908	$1,094,632,891

LIABILITIES AND TRUST CAPITAL
LIABILITIES:
Subscriptions by Unitholders received in advance	$223,218	$9,723,446
Net unrealized depreciation on open futures contracts	-	4,194,584
Due to Managing Owner	198,740	22,611
Accrued brokerage fees	4,924,968	5,808,866
Accrued management fees	1,741	-
Redemptions payable to Unitholders	6,539,528	8,036,643
Redemptions payable to Managing Owner	-	29,151,044
Accrued expenses	193,025	248,479
Cash denominated in foreign currencies (cost $-609,699
and $-2,804,975)	588,726	2,746,779
Due to brokers	228,448	4,319,078
Total liabilities	12,898,394	64,251,530

TRUST CAPITAL (NET ASSETS):
Managing Owner interest (8,905.740 and 8,432.177 units outstanding)	10,925,013	11,560,510
Series 1 Unitholders (739,039.882 and 743,122.758 units outstanding)	906,609,066	1,018,820,851
Series 3 Unitholders (846.805 and 0 units outstanding)	1,034,435	-
Total trust capital (net assets)	918,568,514	1,030,381,361

TOTAL	$931,466,908	$1,094,632,891

NET ASSET VALUE PER UNIT OUTSTANDING
Series 1 Unitholders	1,226.74	1,371.00
Series 3 Unitholders	$1,221.57	$-

See notes to financial statements

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
September 30, 2009

FUTURES AND FORWARD CURRENCY CONTRACTS	% of Trust Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	0.08%	$718,343
Grains	(0.06)	(526,005)
Interest rates
2 Year U.S. Treasury Note (2363 contracts, expiration date Dec 31, 2009)	0.08	710,656
5 Year U.S. Treasury Note (974 contracts, expiration date Dec 31, 2009)	0.03	235,851
10 Year U.S. Treasury Note (630 contracts, expiration date Dec 31, 2009)	0.03	242,920
30 Year U.S. Treasury Bond (407 contracts, expiration date Dec 31, 2009)	0.01	63,938
Other interest rates	0.46	4,398,549
Total interest rates	0.61	5,651,914

Metals	0.18	1,625,417
Softs	0.14	1,283,048
Stock indices	0.33	3,004,943
Total long futures contracts	1.28	11,757,660
Short futures contracts:
Energies	(0.19)	(1,719,137)
Grains	0.30	2,699,981
Interest rates	0.02	131,756
Livestock	(0.01)	(57,510)
Metals	(0.10)	(913,237)
Softs	(0.03)	(236,031)
Total short futures contracts	(0.01)	(94,178)
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	1.27	11,663,482
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	2.14	19,663,028
Total short forward currency contracts	0.47	4,338,432
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	2.61	24,001,460

TOTAL	3.88%	$35,664,942

(Continued)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
September 30, 2009

U.S. Treasury Notes

Face Amount	Description	% of Trust Capital	Value

$209,650,000	U.S. Treasury notes, 3.375%, 10/15/2009	22.85%	$209,912,064
99,500,000	U.S. Treasury notes, 1.750%, 03/31/2010	10.92	100,261,794
230,000,000	U.S. Treasury notes, 2.625%, 05/31/2010	25.43	233,593,750
264,330,000	U.S. Treasury notes, 3.875%, 07/15/2010	29.58	271,722,980
	Total investments in U.S. Treasury notes
	(amortized cost $814,611,312)	88.78%	$815,490,588

See notes to financial statements	(Concluded)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2008

FUTURES AND FORWARD CURRENCY CONTRACTS	% of Trust Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	0.02%	$228,038
Grains	0.06	623,375
Interest rates	1.00	10,273,688
Metals	(0.12)	(1,284,097)
Softs	0.00	39,850
Total long futures contracts	0.96	9,880,854

Short futures contracts:
Energies	0.21	2,132,478
Grains	(0.33)	(3,345,546)
Interest rates	(0.10)	(1,050,539)
Livestock	0.06	608,080
Metals	0.19	1,971,470
Softs	(0.07)	(734,502)
Stock indices	(0.07)	(715,194)
Total short futures contracts	(0.11)	(1,133,753)
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	0.85	8,747,101

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	0.15	1,552,974
Total short forward currency contracts	(0.55)	(5,699,421)
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	(0.40)	(4,146,447)

TOTAL	0.45%	$4,600,654

(Continued)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2008

U.S. Treasury Notes

Face Amount	Description	% of Trust Capital	Value

$99,500,000	U.S. Treasury notes, 4.000%, 03/31/2009	9.76%	$100,572,734
265,100,000	U.S. Treasury notes, 3.875%, 05/15/2009	26.08	268,703,703
293,900,000	U.S. Treasury notes, 3.625%, 07/15/2009	29.04	299,181,016
329,380,000	U.S. Treasury notes, 3.375%, 10/15/2009	32.74	337,357,172
	Total investments in U.S. Treasury notes
	(amortized cost $998,497,883)	97.62%	$1,005,814,625

See notes to financial statements	(Concluded)

Global Macro Trust
Statements of Operations (UNAUDITED)

	For the three months ended
	September 30	September 30
	2009	2008
INVESTMENT INCOME:
Interest income	$1,660,987	$5,038,733

EXPENSES:
Brokerage fees	15,191,420	13,451,877
Administrative expenses	732,355	568,322
Custody fees	46,721	37,964
Management fees	1,741	-
Total expenses	15,972,237	14,058,163

NET INVESTMENT LOSS	(14,311,250)	(9,019,430)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	8,385,614	(22,547,339)
Foreign exchange translation	-	26,061
Net change in unrealized:
Futures and forward currency contracts	33,733,681	(15,323,031)
Foreign exchange translation	411,398	(245,652)
Net gains (losses) from U.S. Treasury notes:
Net change in unrealized	(162,015)	317,779
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)	42,368,678	(37,772,182)

NET INCOME (LOSS)	28,057,428	(46,791,612)
LESS PROFIT SHARE TO MANAGING OWNER	8,467	(10,279,736)
NET INCOME (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER	$28,048,961	$(36,511,876)

NET INCOME (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER
PER UNIT OUTSTANDING
Series 1 Unitholders (based on 755,566.868 weighted average units outstanding)	$36.56	$(60.25)
Series 3 Unitholders (based on 846.805 units outstanding since inception, September 1, 2009)	$40.66

(Continued)

Global Macro Trust
Statements of Operations (UNAUDITED)

	For the nine months ended
	September 30	September 30
	2009	2008
INVESTMENT INCOME:
Interest income	$9,463,990	$17,149,140

EXPENSES:
Brokerage fees	48,556,847	37,572,036
Administrative expenses	2,131,173	1,609,431
Custody fees	151,133	102,149
Management fees	1,741	-
Total expenses	50,840,894	39,283,616

NET INVESTMENT LOSS	(41,376,904)	(22,134,476)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(94,629,587)	69,582,448
Foreign exchange translation	65,632	(792,925)
Net change in unrealized:
Futures and forward currency contracts	31,064,288	3,920,147
Foreign exchange translation	568,501	(252,434)
Net gains (losses) from U.S. Treasury notes:
Net change in unrealized	(6,437,466)	(951,114)
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)	(69,368,632)	71,506,122

NET INCOME (LOSS)	(110,745,536)	49,371,646
LESS PROFIT SHARE TO MANAGING OWNER	40,193	6,315,734
NET INCOME (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER	$(110,785,729)	$43,055,912

NET INCOME (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER
PER UNIT OUTSTANDING
Series 1 Unitholders (based on 760,444.621 weighted average units outstanding)	$(144.26)	$73.38
Series 3 Unitholders (based on 846.805 units outstanding since inception, September 1, 2009)	$40.66

See notes to financial statements	(Concluded)

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the nine months ended September 30, 2009:

					New Profit
	Series 1 Unitholders		Series 3 Unitholders		Memo Account		Managing Owner		Total Trust Capital
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Trust capital at
January 1, 2009	$1,018,820,851	743,122.758	$-	-	$-	-	$11,560,510	8,432.177	$1,030,381,361	751,554.935
Subscriptions	75,302,904	56,659.027	1,000,000	846.805	-	-	-	-	76,302,904	57,505.832
Redemptions	(77,370,215)	(62,246.436)	-	-	-	-	-	-	(77,370,215)	(62,246.436)
Addt'l units allocated *	-	1,504.533	-	-	-	0.818	-	443.157	-	1,948.508
Net income (loss)	(110,144,474)	-	34,435	-	(2,892)	-	(672,798)	-	(110,785,729)	-
Managing Owner's allocation:
New Profit-Accrued	-	-	-	-	40,193	29.588	-	-	40,193	29.588
Transfer of New Profit Memo
Account to Managing Owner	-	-	-	-	-	-	-	-	-	-
Trust capital at
September 30, 2009	$906,609,066	739,039.882	$1,034,435	846.805	$37,301	30.406	$10,887,712	8,875.334	$918,568,514	748,792.427

Net asset value per unit outstanding at at September 30, 2009:	$1,226.74		$1,221.57

* Additional units are issued to Unitholders who are charged less than a 7% brokerage fee	(Continued)

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the nine months ended September 30, 2008:

			New Profit
	Series 1 Unitholders		Memo Account		Managing Owner		Total Trust Capital
	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Trust capital at
January 1, 2008	$618,384,029	534,394.969	$-	-	$6,373,279	5,507.640	$624,757,308	539,902.609
Subscriptions	217,961,167	179,013.612	-	-	1,000,000	792.644	218,961,167	179,806.256
Redemptions	(52,867,931)	(43,302.639)	-	-	-	-	(52,867,931)	(43,302.639)
Addt'l units allocated *	-	911.254	-	7.006	-	350.657	-	1,268.917
Net income	42,239,668	-	5,219	-	811,025		43,055,912	-
Managing Owner's allocation:
New Profit-Accrued	-	-	6,315,734	5,129.685	-	-	6,315,734	5,129.685
Trust capital at
September 30, 2008	$825,716,933	671,017.196	$6,320,953	5,136.691	$8,184,304	6,650.941	$840,222,190	682,804.828

Net asset value per unit outstanding at at September 30, 2008:		$1,230.55

* Additional units are issued to Unitholders who are charged less than a 7% brokerage fee

See notes to financial statements	(Concluded)

Global Macro Trust
Statements of Financial Highlights (UNAUDITED)

For the three months ended September 30	2009		2008
	Series 1	Series 3*	Series 1

Net income (loss) from operations:
Net investment loss	$(18.95)	$(2.01)	$(14.05)
Net realized and unrealized gains (losses) on
trading of futures and forward currency contracts	55.73	52.72	(62.63)
Net gains (losses) from U.S. Treasury
obligations	(0.21)	(0.05)	0.49
Profit share allocated to Managing Owner	(0.01)	(10.00)	15.94
Net income (loss) per unit	$36.56	$40.66	$(60.25)

Net asset value per unit,
beginning of period	1,190.18	1,180.91	1,290.80

Net asset value per unit,
end of period	$1,226.74	$1,221.57	$1,230.55

Total return and ratios for the three months ended September 30:	2009				2008
	Series 1		Series 3*		Series 1

RATIOS TO AVERAGE CAPITAL:

Net investment loss (a)	(6.36	) %	(1.98	) %	(4.59	) %

Total expenses (a)	7.09%		2.64%		7.11%
Profit share allocation (b)	0.00		0.82		(1.30)
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	7.09%		3.46%		5.81%

Total return before profit share allocation (b)	3.07%		4.29%		(5.90	) %
Profit share allocation (b)	0.00		(0.85)		1.23
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	3.07%		3.44%		(4.67	) %

(a) annualized
(b) not annualized

*Series 3 data is since inception, September 1, 2009	(Continued)

Global Macro Trust
Statements of Financial Highlights (UNAUDITED)

For the nine months ended September 30:	2009		2008
	Series 1	Series 3*

Net income (loss) from operations:
Net investment loss	$(54.50)	$(2.01)	$(37.22)
Net realized and unrealized gains on
trading of futures and forward currency contracts	(81.34)	52.72	122.72
Net losses from U.S. Treasury
obligations	(8.37)	(0.05)	(1.57)
Profit share allocated to Managing Owner	(0.05)	(10.00)	(10.55)
Net income (loss) per unit	$(144.26)	$40.66	$73.38

Net asset value per unit,
beginning of period	1,371.00	1,180.91	1,157.17

Net asset value per unit,
end of period	$1,226.74	$1,221.57	$1,230.55

Total return and ratios for the nine months ended September 30:	2009			2008
	Series 1	Series 3

RATIOS TO AVERAGE CAPITAL:

Net investment loss (a)	(5.76)	(1.98	) %	(4.05	) %

Total expenses (a)	7.07	2.64%		7.14%
Profit share allocation (b)	0.00	0.82		0.86
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	7.07	3.46%		8.00%

Total return before profit share allocation (b)	(10.52)	4.29%		7.25%
Profit share allocation (b)	(0.00)	(0.85)		(0.91)
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	(10.52)	3.44%		6.34%

(a) annualized
(b) not annualized

*Series 3 data is since inception, September 1, 2009

See notes to financial statements	(Concluded)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Global Macro Trust’s (the “Trust”) financial condition at September 30, 2009 and December 31, 2008 and the results of its operations for the three and nine months ended September 30, 2009 and 2008. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008. The December 31, 2008 information has been derived from the audited financial statements as of December 31, 2008.

Restricted cash of $28,103,000 was used as margin collateral related to forward currency contracts held at Morgan Stanley & Co., Inc.

With the effectiveness of the Trust’s Registration Statement on August 12, 2009, the Trust began to offer Series 1, Series 2, Series 3 and Series 4 units.  The units offered prior to such date are Series 1 units and, with respect to periods prior to the three months ended September 30, 2009, are referred to as units.  As of September 30, 2009, no Series 2 or 4 units have been issued.

	Initial				Subject to	Redemption
	Subscription		Fee Amount	Executing, Clearing and	Profit Share?	Charges
Series	Date	Fee Type	per Annum	Other Trading Costs	(b)	Apply?
1	July 2002	Brokerage Fee	7.00% (a)	Paid by Managing Owner	Yes	Yes
2	n/a	Management Fee/Custodial Fee	2.00%/0.25%	Investor pays actual costs	Yes	No
3	September 2009	Management Fee	2.00%	Investor pays actual costs	Yes	No
4	n/a	n/a	0.00%	Investor pays actual costs	No	No

(a) Persons who invest $100,000 or more in the Series 1 Units pay annual Brokerage Fees at reduced rates. This reduction has no effect on other investors.
(b) Profit Shares shall be determined separately in respect of Series 1 Units and in respect of Series 2 and 3 Units in the aggregate.

The Trust pays all routine expenses, such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee's fees, the  charges of an outside accounting services agency and the expenses of updating the Prospectus), as well as extraordinary costs. At September 30, 2009, Millburn Ridgefield Corporation (the “Managing Owner”) is owed $184,150 from the  Trust in connection with such expenses it has paid on the Trust's behalf (and is included in "Due to Managing Owner" in the statements of financial condition).

Unitholders who redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' Net Asset Value as of the date of redemption. All redemption charges will be paid to the Managing Owner. At September 30, 2009, $14,590 of redemption charges was owed to the Managing Owner (and is included in “Due to Managing Owner” in the statements of financial condition).

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements.  Actual results could differ from these estimates.

The Trust enters into contracts that contain a variety of indemnification provisions.  The Trust’s maximum exposure under these arrangements is unknown.  The Trust does not anticipate recognizing any loss related to these arrangements.

On June 30, 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“Codification”). The Codification is effective for interim and annual periods ending after September 15, 2009 and is the source, along with guidance issued by the Securities and Exchange Commission, of authoritative U.S. accounting and reporting standards for nongovernmental entities. The Codification is a major restructuring of accounting and reporting standards designed to simplify user access to all authoritative U.S. generally accepted accounting principles by providing the authoritative literature in a topically organized structure. All other accounting literature not included in the Codification will be considered non-authoritative.  The Codification does not change current U.S. GAAP.  In the quarter ended September 30, 2009, references to authoritative U.S. GAAP literature in the Trust’s financial statements and the notes thereto in this Quarterly Report on Form 10-Q have been updated to reflect new Codification references.

The Income Taxes topic of the Codification (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”)), clarifies the accounting for uncertainty in tax positions. This requires that the Trust recognize in its financial statements the impact of a tax position, and if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Based on a review of the Trust’s open tax years, 2005 to 2008, for the U.S. Federal jurisdiction, the New York and Delaware State jurisdictions, and the New York City jurisdiction, it did not have an impact on the Trust.  The Trust is treated as a limited partnership for federal and state income tax reporting purposes and therefore the unitholders are responsible for the payment of taxes.

The Fair Value Measurements and Disclosures topic of the Codification (formerly FAS No. 157, Fair Value Measurements) defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The three levels of the fair value hierarchy are described below:

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

The following table sets forth by level and major category within the fair value hierarchy:

Financial Assets at Fair Value as of September 30, 2009

	Level 1	Level 2	Total
U.S. Treasury Notes	$815,490,588	$0	$815,490,588
Short-Term Money Market Fund	26,347,726	0	26,347,726
Exchange-Traded
Futures Contracts	11,663,482	0	11,663,482
Over-the-Counter
Forward Currency Contracts	0	24,001,460	24,001,460
Total assets at fair value	$853,501,796	$24,001,460	$877,503,256

Financial Assets at Fair Value as of December 31, 2008

	Level 1	Level 2	Total
U.S. Treasury Notes	$1,005,814,625	$0	$1,005,814,625
Short-Term Money Market Fund	66,101,133	0	66,101,133
Exchange-Traded
Futures Contracts	8,747,101	0	8,747,101
Over-the-Counter
Forward Currency Contracts	0	(4,146,447)	(4,146,447)
Total assets at fair value	$1,080,662,859	$(4,146,447)	$1,076,516,412

Derivative Instruments

The Derivatives and Hedging topic of the Codification (formerly FAS 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133") requires qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The Trust adopted these changes on January 1, 2009. As a result the Trust has expanded its disclosures regarding derivative instruments.

The Trust’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Trust’s open positions and the liquidity of the markets in which it trades.

The Trust engages in the speculative trading of futures and forward contracts on interest rates, commodities, currencies, metals, energies, livestock and stock indices. The following were the primary trading risk exposures of the Trust at September 30, 2009, by market sector:

Agricultural.  The Trust’s primary exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions.

Currencies.  Exchange rate risk is a principal market exposure of the Trust.  The Trust’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs.  The fluctuations are influenced by interest rate changes as well as political and general economic conditions.  The Trust trades in a large number of currencies, including cross-rates—e.g., positions between two currencies other than the U.S. dollar. At September 30, 2009, the Trust had currency exposures to the Australian dollar, Brazilian real, British pound, Canadian dollar, Chiliean peso, Colombian peso, Czech koruna, Euro, Hong Kong dollar, Hungarian forint, Indian rupee, Israeli shekel, Japanese yen, Korean won, Mexican peso, New Zealand dollar, Norwegian krone, Polish zloty, Russian ruble, Singapore dollar, South African rand, Swedish krone, Swiss franc, Taiwan dollar, Thai baht and the Turkish lira.

Energies.  The Trust’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide.  Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Interest rates.  Interest rate movements directly affect the price of the sovereign bond futures positions held by the Trust and indirectly the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Trust’s profitability.  The Trust’s primary interest rate exposure is to interest rate fluctuations in countries or regions including Australia, Canada, Japan, Switzerland, the United Kingdom, the United States, and the Eurozone. However, the Trust also may take positions in futures contracts on the government debt of other nations.  The Managing Owner anticipates that interest rates in these industrialized countries or areas, both long-term and short-term, will remain the primary market exposure of the Trust for the foreseeable future.

Metals. The Trust’s metals market exposure is to fluctuations in the price of aluminum, copper, gold, lead, nickel, platinum, silver, tin and zinc.

Stock Indices.  The Trust’s equity exposure, through stock index futures, is to equity price risk in the major industrialized countries as well as other countries.

The Derivatives and Hedging topic of the Codification requires entities to recognize in the Statements of Financial Condition all derivative contracts as assets or liabilities. Fair value of futures and forward currency contracts in an asset position are recorded in the Statements of Financial Condition as “Net unrealized appreciation on open futures and forward currency contracts.” Fair value of futures and forward currency contracts in a liability position are recorded in the Statements of Financial Condition as “Net unrealized depreciation on open futures and forward currency contracts.” The Trust’s policy regarding fair value measurement is discussed in the Fair Value and Disclosures note, contained herein.

Since the derivatives held or sold by the Trust are for speculative trading purposes, the derivative instruments are not designated as hedging instruments under the provisions of the Derivatives and Hedging guidance. Accordingly, all realized gains and losses, as well as any change in net unrealized gains or losses on open positions from the preceding period, are recognized as part of the Trust’s trading gains and losses in the Statements of Operations.

See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional derivative-related information.

The following table presents the fair value of open futures and forward currency contracts, held long or sold short, at September 30, 2009. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Energies	$1,158,883	$(440,540)	$398,015	$(2,117,152)	$(1,000,794)
Grains	-	(526,005)	3,343,438	(643,457)	2,173,976
Interest rates	5,855,610	(203,696)	159,699	(27,943)	5,783,670
Livestock	-	-	-	(57,510)	(57,510)
Metals	2,337,270	(711,853)	-	(913,237)	712,180
Softs	1,283,048	-	-	(236,031)	1,047,017
Stock indices	4,693,694	(1,688,751)	-	-	3,004,943
Total futures contracts:	15,328,505	(3,570,845)	3,901,152	(3,995,330)	11,663,482

Forward currency contracts	21,425,202	(1,762,174)	8,222,447	(3,884,015)	24,001,460

Total futures and
forward currency contracts	$36,753,707	$(5,333,019)	$12,123,599	$(7,879,345)	$35,664,942

The effect of trading futures and forward currency contracts on the Statements of Operations for the three and nine months ended September 30, 2009 is detailed below:

	Three months ended:	Nine months ended:
Sector	September 30, 2009	September 30, 2009
Futures contracts:
Currencies	$-	$12,863
Energies	(5,808,597)	(17,689,470)
Grains	1,954,679	(285,597)
Interest rates	11,352,510	(9,581,125)
Livestock	704,790	3,022,570
Metals	2,485,753	(22,397,984)
Softs	2,949,517	(1,526,206)
Stock indices	13,990,085	(6,925,744)
Total futures contracts:	27,628,737	(55,370,693)

Forward currency contracts	14,490,558	(8,194,606)

Total futures and
forward currency contracts	$42,119,295	$(63,565,299)

The following table presents notional value by sector of open futures and forward currency contracts at September 30, 2009, in U.S. Dollars:

	Long	Short
Sector	Positions	Positions
Energies	$84,796,580	$100,180,322
Grains	13,250,750	56,463,638
Interest rates	1,329,978,578	43,723,774
Livestock	-	26,469,080
Metals	72,483,963	-
Softs	24,644,693	5,963,595
Stock indices	439,322,620	-
Futures - Total	1,964,477,184	232,800,409
Forward currency contracts	875,082,106	184,598,429
Total notional	$2,839,559,290	$417,398,838

Notional values in the interest rate sector were calculated by converting the notional value in local currency of all open interest rate futures positions to 10-year equivalent fixed income instruments, translated to U.S. Dollars at September 30, 2009. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the Managing Owner believes it is a more meaningful representation of notional values of the Trust’s open interest rate positions.

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

A significant portion of the Trust’s forward currency trading activities are cleared by Deutsche Bank AG (“DB”) and Morgan Stanley & Co. Inc. (“MS”). The Trust’s concentration of credit risk associated with DB or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition, plus the value of margin or collateral held by DB and MS. The amount of such credit risk was $86,384,538 at September 30, 2009.

Recently Issued Accounting Pronouncements

The Subsequent Events topic of the Codification (formerly FAS 165, “Subsequent Events”) which establishes principles and requirements for disclosure about events that occur after the balance sheet date but before financial statements are issued or available to be issued.  The Trust adopted these measures during the second quarter of 2009.  Based on a review of any events occurring after the balance sheet date that may effect estimates made in the financial statements especially with regard to litigation or realization of receivables, the Managing Owner has determined that the guidance did not have an impact on the Trust.  The Trust has updated its subsequent events disclosure through November 13, 2009, the filing date of this Form 10-Q Report.

The Fair Value Measurements and Disclosures topic of the Codification (formerly FASB Staff Position (“FSP”) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. 157-4”)).  This provides additional guidance for determining fair value and requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period.  FASB further requires fair value disclosures of financial instruments on a quarterly basis as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period.  The Trust adopted the guidance in the second quarter of 2009; the adoption had no material impact on the Trust's financial statements.

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

PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and nine months ended September 30, 2009 and 2008. Profit share earned (from Unitholders' redemptions) is credited to the New Profit memo account as defined in the Trust’s Trust Agreement.

	Three months ended:
	9/30/09	9/30/08
Profit share earned	0	196,353
Reversal of profit share(1)	0	(16,368,486)
Profit share accrued (2)	8,467	5,892,397
Total profit share	8,467	(10,279,736)

	Nine months ended:
	9/30/09	9/30/08
Profit share earned	31,726	423,337
Profit share accrued (2)	8,467	5,892,397
Total profit share	40,193	6,315,734

(1)	At July 1
(2)	At September 30

RESULTS OF OPERATIONS

During its operations for the three and nine months ending September 30, 2009, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

Due to the nature of the Trust’s trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Periods ended September 30, 2009

Month Ending:	Total Trust Capital

September 30, 2009	$918,568,514
June 30, 2009	920,495,527
December 31, 2008	1,030,381,361

	Three Months	Nine Months
Change in Trust Capital	$(1,927,013)	$(111,812,847)
Percent Change	(0.21)%	(10.85)%

THREE MONTHS ENDED SEPTEMBER 30, 2009

The decrease in the Trust’s net assets of $1,927,013 for the three months ended September 30, 2009 was attributable to redemptions of $30,984,441 which was partially offset by subscriptions of $1,000,000 and net income (before profit share) of $28,057,428.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.  Brokerage fees for the three months ended September 30, 2009 increased $1,739,543 relative to the corresponding period in 2008 due to an increase in the Trust’s average net assets.

Administrative expenses for the three months ended September 30, 2009 increased $164,033 relative to the corresponding period in 2008. The increase was due mainly to an increase in the Trust's net assets during the three months ended September 30, 2009 relative to the corresponding period.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian.  Interest income for the three months ended September 30, 2009 decreased $3,377,746 relative to the corresponding period in 2008. This decrease was due predominantly to a decrease in short-term Treasury yields which was partially offset by an increase in average net assets.

The Trust experienced net realized and unrealized gain of $42,368,678 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $15,191,420, administrative expenses of $732,355, custody fees of $46,721, management fees of $1,741 and a profit share of $8,467 were incurred. Interest income of $1,660,987 partially offset the Trust's expenses resulting in a net income of $28,048,961. An analysis of the trading gain (loss) by sector is as follows:

% GAIN
SECTOR	(LOSS)
Currencies	1.55%
Energies	-0.65%
Grains	0.21%
Interest Rates	1.25%
Livestock	0.08%
Metals	0.27%
Softs	0.33%
Stock Indices	1.53%
Total	4.57%

NINE MONTHS ENDED SEPTEMBER 30, 2009

The decrease in the Trust’s net assets of $111,812,847 for the nine months ended September 30, 2009 was attributable to net loss (before profit share) of $110,745,536 and redemptions of $77,370,215 which was partially offset by subscriptions of $76,302,904.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.  Brokerage fees for the nine months ended September 30, 2009 increased $10,984,811 relative to the corresponding period in 2008 due to an increase in the Trust’s average net assets.

Administrative expenses for the nine months ended September 30, 2009 increased $521,742 relative to the corresponding period in 2008. The increase was due mainly to an increase in the Trust's net assets during the nine months ended September 30, 2009 relative to the corresponding period in 2009.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian.  Interest income for the nine months ended September 30, 2009 decreased $7,685,150 relative to the corresponding period in 2008. This decrease was due predominantly to a decrease in short-term Treasury yields which was partially offset by an increase in average net assets.

The Trust experienced net realized and unrealized losses of $69,368,632 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $48,556,847, administrative expenses of $2,131,173, custody fees of $151,133 management fees of $1,741 and profit share of $40,193 were incurred. Interest income of $9,463,990 partially offset the Trust's expenses resulting in a net loss of $110,785,729. An analysis of the trading gain (loss) by sector is as follows:

% GAIN
SECTOR	(LOSS)
Currencies	-0.79%
Energies	-1.89%
Grains	0.02%
Interest Rates	-0.99%
Livestock	0.31%
Metals	-2.20%
Softs	-0.11%
Stock Indices	-0.59%
Total	-6.24%

MANAGEMENT DISCUSSION – 2009

Three months ended September 30, 2009

The Trust's Series 1 net asset value increased 3.07% for the three months ended September 30, 2009 while the Trust's Series 3 net asset value increased 3.44% since its inception, September 1, 2009.

The financial markets led the way to profitable results in the third quarter, while commodities had a limited positive impact.  Currencies were the most profitable sector, while long stock index and interest rate futures positions continued to contribute to positive performance.

The U.S. dollar has been on a losing streak since stocks started rallying in March and the global appetite for risk started increasing.  The U.S. dollar has become a low yielder and its weakness is partially attributable to resurgence of the carry trade where U.S. dollars are sold and higher yielding currencies are bought.  The downtrend is also supported by movement toward commodity-based currencies as confidence in the world economy improves.  Short U.S. dollar positions versus the Australian and New Zealand dollars, Brazilian real, Colombian peso, South African rand, Korean won and Singapore dollar were profitable.  In non-U.S. dollar crosses, the same factors generated profits on long Australian dollar positions versus the Canadian dollar, euro and British pound, and long New Zealand dollar positions versus the Canadian dollar, euro and Swiss franc.

The stock market rally of 2009 continued in the third quarter (except in Japan where the strong yen pinched exporters), and profits were generated on long positions in European, Asian and U.S. stock index futures.

Notwithstanding perceptions that the global economy has turned the corner, interest rates on government debt continued steady, and long positions in German, U.S., British and Japanese interest rate futures – particularly on the short end of the duration spectrum – were profitable.

After rising and falling in tandem earlier in the year, stocks and commodities have begun to diverge, with commodity prices beginning to reflect specific factors relevant to each market.  Overall, the commodity sector of the portfolio was fractionally positive.  Energy trading was negative as the long downtrend in natural gas and uptrend in gasoline reversed and moderate losses were sustained on short natural gas and long gasoline positions. Trading of crude oil also was not profitable.  Metals were slightly positive with gains on long positions in gold, silver (related to a weaker U.S. dollar), lead and copper outweighing a loss on aluminum trading.  Agricultural commodities were fractionally positive.  Short positions in various wheat contracts and long positions in sugar, and cocoa were profitable.  Long positions in soybeans and soybean meal, and a short position in coffee were unprofitable.

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

Off-Balance Sheet Arrangements

The Trust does not engage in off-balance sheet arrangements.

Contractual Obligations

The Trust does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company.  The Trust’s sole business is trading futures and forward contracts, both long (contracts to buy) and short (contacts to sell).  All such contracts are settled by offset, not delivery.  Substantially all such contracts are for settlement within one year of the trade date and substantially all such contracts are held by the Trust for less than one year before being offset or rolled over into new contracts with similar maturities.  The Financial Statements present a Condensed Schedule of Investments setting forth the Trust’s open futures, forward and other contracts at September 30, 2009.

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

The Trust's Trading Value at Risk in Different Market Sectors

The following table indicates the average highest and lowest amounts of trading Value at Risk associated with the Trust's open positions by market category for each quarter-end during the period ended September 30, 2009. During the nine months ended September 30, 2009, the Trust's average total capitalization was approximately $969,562,000.

	Average		Highest	Lowest
	Value	% of Average	Value	Value
Market Sector	at Risk	Capitalization	at Risk	at Risk
Currencies	$21.6	2.2%	$34.9	$12.7
Energies	8.0	0.8%	11.7	4.8
Grains	5.1	0.5%	5.9	4.2
Interest rates	27.9	2.9%	40.9	14.9
Livestock	1.2	0.1%	1.3	1.2
Metals	8.5	0.9%	11.8	4.2
Softs	4.6	0.5%	6.4	3.5
Stock indices	34.0	3.5%	62.2	12.6
Total	$110.9	11.4%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the nine months ended September 30, 2009. Average capitalization is the average of the Trust's capitalization at the end of each of the nine months ended September 30, 2009. Dollar amounts represent millions of dollars.

ITEM 4T. CONTROLS AND PROCEDURES

Millburn Ridgefield Corporation, the Managing Owner of the Trust, with the participation of the Managing Owner's Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Trust as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the Managing Owner’s internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Managing Owner’s internal control over financial & reporting with respect to the Trust.

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

The following table summarizes the redemptions by Unitholders during the three months ended September 30, 2009:

Date of	Series 1 Units	Series 1 NAV per	Series 3 Units	Series 3 NAV per
Redemption	Redeemed	Unit	Redeemed	Unit

July 31, 2009	8,195.553	$1,167.15	N/A	N/A
August 31, 2009	12,587.652	1,180.91	N/A	N/A
September 30, 2009	5,342.751	1,226.74	0	1,221.57
Total	26,125.956		0

ITEM 3. Defaults Upon Senior Securities - None

ITEM 4. Submission of Matters to a Vote of Security Holders - None

ITEM 5. Other Information – None

ITEM 6. (a) Exhibits -

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

Date: November 13, 2009
/s/Tod A. Tanis
Tod A. Tanis
Vice-President
(principal accounting officer)