Form 10-K
period 2009-12-31
GLOBAL MACRO TRUST
filed 2010-03-31
CIK 1145765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑  Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Year Ended: December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☒ (Do not check if a Smaller Reporting Company)	Smaller Reporting Company ☐

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

Not applicable.

Documents Incorporated by Reference

Registrant’s Financial Statements for the years ended December 31, 2009, 2008 and 2007 and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2009, is incorporated by reference into Part II Item 8 and Part IV hereof and filed as an exhibit herewith.

PART I

Item 1.   Business

(a)   General development of business

Global Macro Trust (the “Trust”) is a Delaware statutory trust organized on July 23, 2001 pursuant to a Declaration of Trust and Trust Agreement (the “Trust Agreement”), under the Delaware Statutory Trust Act.  The Trust originally filed a registration statement, under the Securities Act of 1933, as amended (the “Securities Act”), with the Securities and Exchange Commission (“SEC”) to register $50 million of units of beneficial interest (the “Units”), which registration statement became effective March 26, 2002.  Between April 1, 2002 and June 30, 2002 (the “Initial Offering”), the Units were publicly offered at an initial price of $1,000 per Unit.  The proceeds of the Initial Offering and interest thereon were held in an account in the name of the Trust at FBR National Bank & Trust, Bethesda, Maryland, until July 1, 2002 at which time an aggregate of $1,290,457 was turned over to the Trust and the Trust commenced operations.  The Trust has subsequently registered additional Units with the SEC to bring the total dollar amount of Units registered for sale to $1,450,000,000 of which $3,880,734 of units expired, and a total of $1,252,286,355 of Units have been sold to the public as of December 31, 2009.  The Net Asset Value of a Series 1 Unit originally sold for $1,000 as of July 1, 2002 was $1,211.97 as of December 31, 2009.  The Net Asset Value of a Series 3 Unit originally sold for $1,180.91 as of September 1, 2009 was $1,221.44 as of December 31, 2009.  As of December 31, 2009, Units were being offered on a monthly basis at Net Asset Value per Unit.  The Units are offered through a number of registered broker-dealer selling agents on a best efforts basis.

The Trust engages in speculative trading in the futures, options and forward markets.  The amount of capital raised for the Trust should not have a significant impact on its operations, as the Trust has no significant capital expenditure or working capital requirements other than to pay trading losses, brokerage fees and charges.

Millburn Ridgefield Corporation (the “Managing Owner”), a Delaware corporation, is the managing owner and the commodity trading advisor for the Trust.  The Managing Owner invested $400 in the Trust as an initial capital contribution to the Trust and $2,000,000 in the Trust at the outset of trading and subsequently has contributed an additional $3,812,100 and has redeemed $35,907,566 as of December 31, 2009.  After reflecting a net gain of $4,152,211 and profit share of $36,880,429 from inception up to and including December 31, 2009, this investment totaled $10,937,574, as of December 31, 2009.

(b)   Financial information about industry segments

The Trust’s business constitutes only one segment, i.e., a speculative commodity pool.  The Trust does not engage in sales of goods and services.  Financial information regarding the Trust’s business is set forth in Item 6 “Selected Financial Data” and in the Trust’s Financial Statements included as Exhibit 13.01 to this report.

(c)   Narrative description of business

The Trust engages in the speculative trading of futures, forward and swap contracts, and options thereon.  The Trust’s sole trading advisor is the Managing Owner.  The Managing Owner trades the Trust’s assets in the agricultural, metals, energy, interest rate and stock indices futures markets and in the currency markets, trading primarily forward contracts in the interbank market. The objective of the Managing Owner’s trading method is to participate in all major sustained price moves in the markets traded. The Managing Owner’s approach is medium-term to long-term in nature. The Managing Owner makes trading decisions pursuant to its trading method, which includes technical trend analysis, certain non-trend-following technical systems, and money management principles, which may be revised from time to time.

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

The goal of the Managing Owner’s research has been to develop and select a mix of systems in each market and to allocate risk across a wide array of markets, so as to contain overall portfolio risk within a targeted range, while allowing exposure to profitable trend opportunities. Over more than 30 years, the Managing Owner has developed hundreds of trading systems. These trading systems generate buy or sell decisions in a particular market based on the direction of price movements in the market, some non-price information or combination thereof.

Of course, systems can be materially different – better in some periods and worse in others. The main distinguishing features are the time-frame over which systems work (intra-day to long-term), the type of data fed into them (granularity [ticks to weeks/months], type [market or economic statistics], source [cash, futures or options markets]), and the objective of the system (profiting from trends, trading-ranges or volatility). No single approach will work all the time. Therefore, the Managing Owner’s objective is to have several approaches operating at all times. Since the early 1980s, the Managing Owner has selected multiple systems for each market.

When arriving at the portfolio allocation, the Managing Owner seeks maximum diversification subject to liquidity constraints. The markets traded and allocations are reviewed monthly, although changes may occur more or less frequently. The following factors are considered in constructing a universe of markets to trade for each portfolio: profitability, correlation of market performance, liquidity of markets, professional judgment, desired diversification and transaction costs. Once the universe of markets is established, the Managing Owner’s simulation and optimization techniques help determine which markets to include in the portfolio. The current allocation to any market in the portfolio does not exceed 2.5%.

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

The Trust is open-ended and may offer Series 1 and Series 3 Units at their respective Net Asset Value as of the first day of each month. Series 2 Units and Series 4 Units are being offered for an initial offering period ending at the end of the first month during which Series 2 Units and Series 4 Units, respectively, are first sold. The only differences between the Units of each Series, referred to collectively herein as “Units,” are the applicable fees and expenses. Otherwise, the Units of each Series are identical to the Units of such other Series and share pro rata in the profits and losses of the Trust. Series 2 and Series 3 Units are available only to (i) investors participating in a registered investment adviser’s asset-based fee or fixed fee advisory program through which an investment adviser recommends a portfolio allocation to the Trust and (ii) the Managing Owner, its affiliates and their respective employees. The only difference between the Series 2 and Series 3 Units is the custodial fee applicable to Series 2 Units. Series 4 Units are available only to employees and former employees of the Managing Owner and its affiliates who purchase their Units through The Millburn Corporation 401(k) and Profit Sharing Plan. Unitholders (“Unitholders”) may redeem any or all of their Units upon 10 business days’ written notice to the Managing Owner at their Net Asset Value as of the last day of any month. Series 1 Units redeemed on or prior to the end of the first six-month period after their sale will pay a redemption charge of 4% of the Net Asset Value at which such Series 1 Units are redeemed. Series 1 Units redeemed on or prior to the end of the first eleven months but after the end of the first six-month period after their sale will pay a redemption charge of 3% of the Net Asset Value at which such Series 1 Units are redeemed. These redemption charges are paid to the Managing Owner. Redemption charges are reduced, in the case of subscriptions for Series 1 Units in amounts of $100,000 or more. Series 2, Series 3 and Series 4 Units are not subject to redemption charges. Requests for redemption will be honored and payment will be made, except in the event of highly unusual market disruptions, within 15 business days of the effective date of redemption.

Pursuant to the Trust Agreement, the Managing Owner receives a flat-rate monthly brokerage fee equal to 0.58 of 1% of the month-end Series 1 Net Assets (a 7.0% annual rate).  The Managing Owner charges less than the annual brokerage rate of 7% to those subscribers who invest in amounts of $100,000 or more in the Series 1 Units or subscribed without incurring the selling commissions paid by the Managing Owner.  These reductions have no effect on other investors.  The Managing Owner also receives a profit share equal to 20% of any new trading profit of Series 1 Units, determined as of the end of each calendar year.  The annual profit share is calculated net of brokerage fees and administrative expenses and excluding interest income.  The Managing Owner pays all the routine costs of executing and clearing the Trust’s trades and all compensation due to the selling agents with respect to the Series 1 Units.

The Trust pays the Managing Owner an annual management fee equal to 2% of the average month-end Net Assets attributable to the Series 2 Units and Series 3 Units after reduction for expenses but before reduction for any accrued but unpaid management fees, custodial fees or Series 2/3 profit shares.  The Trust will pay the Managing Owner a custodial fee equal to 0.25% of the average month-end Net Assets attributable to the Series 2 Units, after reduction for expenses but before reduction for any accrued but unpaid management fees, custodial fees or Series 2/3 profit shares, which the Managing Owner will pay on to brokers acting as custodian of Series 2 Units for the benefit of investors in Series 2 Units.  Series 2 and Series 3 Units are also charged for their pro rata share of the Trust’s actual trade execution and clearing costs, including electronic platform trading costs, estimated at approximately 0.25% of the Trust’s average month-end Net Assets per year attributable to the Series 2 and Series 3 Units.  The Trust pays the Managing Owner a Series 2/3 profit share equal to 20% of any cumulative new trading profit of the Series 2 and Series 3 Units in the aggregate, determined as of the end of each calendar year.  The annual Series 2/3 profit share is calculated net of management fees, execution and clearing costs, custodial fees, and ongoing offering and administrative expenses and excluding interest income.

 Series 4 Units are charged for their pro rata share of the Trust’s actual trade execution and clearing costs, including electronic platform trading costs, estimated at approximately 0.25% of the Trust’s average month-end Net Assets per year attributable to the Series 4 Units.

The Trust’s organizational and initial offering costs were paid by the Managing Owner without reimbursement from the Trust or the Unitholders.  The Trust pays its own offering costs including registration and filing fees and the legal and accounting costs of updating the Trust’s prospectus and printing and postage costs associated with producing and distributing the Trust’s prospectus and related sales literature to the selling agents, as well as payments to administrators for processing subscription agreements.  The Trust pays all routine legal, accounting, administrative (including, if applicable, the services of an administrator unaffiliated with the Managing Owner), printing and similar costs associated with its day-to-day operations, including the fees of Wilmington Trust Company (the “Trustee”).

J.P. Morgan Futures Inc. (“J.P. Morgan”), Deutsche Bank Securities Inc. (“Deutsche Bank”), Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”) and Newedge USA, LLC ( “Newedge”) act as the futures brokers for the Trust.  The Trust executes currency forward trades with several brokers and banks, including Morgan Stanley & Co. Incorporated and Deutsche Bank AG, and primarily clears all such trades with Morgan Stanley & Co. Incorporated and Deutsche Bank AG, serving as prime brokers.  The Trust pays “bid asked” spreads on its forward trades, as such spreads are incorporated into the pricing of forward contracts.  The Managing Owner monitors the Trust’s trades to ensure that the prices it receives are competitive.

The Trust’s cash and short-term U.S. Treasury instruments are used by the Trust to engage in its trading activities and as reserves to support that trading.  The Trust’s assets deposited with the Trust’s futures brokers as margin are maintained in “customer segregated funds accounts” or “foreign futures and foreign options secured amount accounts” and are held in cash, or U.S. Treasury instruments.  Trust assets not deposited as margin are maintained in bank or brokerage accounts and are held primarily in bank money market funds or short-term U.S. Treasury instruments or a U.S. government securities and related instruments money market fund.

The Trust does not engage in lending (other than through permitted securities investments).  The Managing Owner does not anticipate making any distributions of Trust profits, if any.

Regulation

Under the Commodity Exchange Act, as amended (the “CEA”), commodity exchanges and futures trading are subject to regulation by the Commodity Futures Trading Commission (the “CFTC”).  National Futures Association (“NFA”), a “registered futures association” under the CEA, is the only non-exchange self-regulatory organization for futures industry professionals.  The CFTC has delegated to NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons and “floor brokers” and “floor traders.”  The CEA requires commodity pool operators and commodity trading advisors, such as the Managing Owner, and commodity brokers or futures commission merchants (“FCMs”), such as J.P. Morgan, Deutsche Bank, Merrill Lynch and Newedge to be registered and to comply with various reporting and record keeping requirements.  The CFTC may suspend a commodity pool operator’s or commodity trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations.  In the event that the registration of the Managing Owner as a commodity pool operator or a commodity trading advisor were terminated or suspended, the Managing Owner would be unable to continue to manage the business of the Trust.  Should the Managing Owner’s registration be suspended, termination of the Trust might result.

In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long or net short position which any person may hold or control in particular commodities.  Most exchanges also limit the changes in futures contract prices that may occur during a single trading day.   Currency forward contracts are not subject to regulation by any United States (“U.S.”) Government agency.

(i)   through (xii) - not applicable.

(xiii)   the Trust has no employees.

(d)   Financial information about geographic areas

The Trust does not engage in material operations in foreign countries (although it does trade from the U.S. in foreign currency forward contracts and on foreign futures exchanges), nor is a material portion of its revenues derived from foreign customers.

Item 1A.   Risk Factors

You Could Lose Your Entire Investment in the Trust

An investment in the Trust is a speculative investment. You will be relying on the Managing Owner to trade profitably for the Trust and profitability is not assured. You could lose all or substantially all of your investment in the Trust.

The Trust has a Limited Performance History

The Trust began trading July 1, 2002 and has a limited performance history. The past performance of the Trust is not necessarily indicative of the Trust’s future results, and the Trust may sustain losses in the future under market conditions in which it achieved gains in the past.

The Trust is a Highly Leveraged Investment

The Trust generally holds positions with an aggregate face value of as much as eight, and possibly as much as ten or more, times its total equity. Consequently, small adverse movements in the prices of the Trust’s open positions can cause significant losses.

The Performance of the Trust Will be Volatile

The Managing Owner expects that the performance of the Trust will be volatile. The Trust may suffer sudden and substantial losses from time to time and the day-to-day value of the Units will be variable and uncertain. The Net Asset Value per Unit may change materially between the date on which you subscribe for Units and the date the Units are issued or the date you request a redemption and the month-end redemption date.  In the last five years, monthly returns for the Trust have ranged from up 8.52% to down 10.33%.

The Trust’s Expenses Will Cause Losses Unless Offset by Profits and Interest Income

The Trust pays annual expenses of up to approximately 7.35% of its average month-end Net Assets attributable to the Series 1 Units and annual expenses of up to approximately 2.85%, 2.60% and 0.60% of its average month-end Net Assets attributable to the Series 2 Units, Series 3 Units and Series 4 Units, respectively. The Trust must earn trading profits and interest income allocable to each Series at least equal to these expenses to avoid losses.

An Investment in the Trust is not Liquid

There is no secondary market for the Units. You may redeem your Units only as of the close of business on the last day of a calendar month, and you must give the Trust at least 10 days’ prior written notice of your intent to redeem. Early redemption charges apply if you redeem Series 1 Units through the end of the first eleven months you own them.

Series 1 Units Redeemed on or Before the End of the First Eleven Months after Purchase will be Assessed a Redemption Charge

Series 1 Units redeemed on or prior to the end of the first six-month period after their sale will pay a redemption charge of up to 4% of the Net Asset Value at which such Series 1 Units are redeemed. Series 1 Units redeemed on or prior to the end of the first eleven months but after the end of the first six-month period after their sale will pay a redemption charge of up to 3% of the Net Asset Value at which such Series 1 Units are redeemed.

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

Lack of Price Trends Will Cause Losses; There Have Been Sustained Periods With Insufficient Price Trends for the Trust to Trade Profitably. The Managing Owner Expects That There Will be Similar Periods in the Future

The Trust cannot trade profitably unless there are major price trends in at least some of the markets it trades. Moreover, the price trends must be of a type the Managing Owner’s systems are designed to identify. In the past there have been sustained periods with few trending markets where gains from trading those markets were insufficient to offset losses from trades in non-trending markets.  For example, the Trust incurred a loss for the year in 2003, 2004 and 2009.  The Managing Owner expects that there will be similar periods in the future.

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

U.S. commodity exchanges impose limits on the amount the price of some, but not all, futures contracts may change on a single day. Once a futures contract has reached its daily limit, it may be impossible for the Trust to liquidate a position in that contract, if the market has moved adversely to the Trust, until the limit is either raised by the exchange or the contract begins to trade away from the limit price.

The Managing Owner’s Trading Systems Have Been Developed Over Time and are Subject to Change

In executing its trading method, the Managing Owner uses combinations of trading systems to generate buy and sell signals in the various markets traded. The Managing Owner has developed, modified, retained and discarded numerous systems over more than 30 years. Consequently, some of the trading systems and combinations of systems currently being used to trade accounts traded pursuant to the Managing Owner’s diversified portfolio, as the Trust is so traded, are not identical to those used 5, 10, 15 or 20 years ago.

Trading on Foreign Exchanges Presents Greater Risk Than Trading on U.S. Exchanges

The Trust will trade on commodity exchanges outside the U.S. Trading on foreign exchanges is not regulated by any U.S. governmental agency and may involve certain risks that do not arise when trading on U.S. exchanges. For example, some foreign exchanges are “principals’ markets” in which performance is the responsibility only of the individual member with whom the Trust has traded, not of the exchange or a clearing facility.  In such cases, the Trust will be subject to a risk that the member with whom the Trust has traded is unable or unwilling to perform its obligations under the transaction.  Additionally, an adverse change in the exchange rate between the U.S. dollar and the currency in which a non-U.S. futures contract is denominated would reduce the profit or increase the loss on a trade in that contract.

Trading on foreign exchanges also presents risks of loss due to (1) the possible imposition of exchange controls, which could make it difficult or impossible for the Trust to repatriate some or all of its assets held by non-U.S. counterparties; (2) possible government confiscation of assets; (3) taxation; (4) possible government disruptions, which could result in market closures and thus an inability to exit positions and repatriate Trust assets for sustained periods of time, or even permanently; and (5) limited rights in the event of the bankruptcy or insolvency of a foreign broker or exchange resulting in a different and possibly less favorable distribution of the bankrupt’s assets than would occur in the U.S.

The Managing Owner Anticipates the Trust’s Performance to be Non-Correlated to Stocks and Bonds, not Negatively Correlated

The performance of the Trust has been generally non-correlated to the performance of the stock and bond markets, as represented by the S&P 500 Stock Index and the Barclays Long-Term Treasury Index. Non-correlation means that there is no statistically valid relationship between two asset classes and should not be confused with negative correlation, where the performance of two asset classes would be opposite. Because of this non-correlation, you should not expect the Trust to be automatically profitable during unfavorable periods for the stock and/or bond markets, or vice versa.

If the Trust does not perform in a manner non-correlated with the general financial markets or does not perform successfully, you will obtain no diversification benefits by investing in the Units and the Trust may have no gains to offset your losses from other investments.

The Trust May be Subject to Profit Shares Despite Certain Units Having Declined in Value

Investors will purchase Units at different times and will, accordingly, recognize different amounts of profit and loss on their investments. Profit shares are accrued, or the accruals are reversed to reflect losses, on a monthly basis so that Units are not sold with an embedded profit share liability. However, Series 1 profit shares are ultimately calculated on the basis of the net trading profits, if any, recognized by the Series 1 Units as a whole and Series 2/3 profit shares are ultimately calculated on the basis of the cumulative net trading profits, if any, recognized by the Series 2 Units and Series 3 Units as a whole, not on the profits recognized by any particular Unit or Units. Consequently, the Managing Owner may still be allocated a profit share even though certain Units have lost value since the date they were purchased.

Conversely, Units purchased at a Net Asset Value reduced by accrued profit shares will benefit from any reversal of such accruals, and the benefit of such reversals to Units outstanding at the time of such purchase will be diluted.

Similarly, Units may incur losses generating a loss carryforward for purposes of calculating subsequent profit shares. The benefit of any such loss carryforward will, in the case of Series 1 Units be diluted by the sale of additional Series 1 Units and, in the case of Series 2 and Series 3 Units, be diluted by the sale of additional Series 2 Units or Series 3 Units.

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

The Trust is Subject to Conflicts of Interest

The Trust is subject to numerous actual and potential conflicts of interest, including: (1) the compensation that the Trust’s selling agents receive gives them an incentive to promote the sale of Units as well as to discourage redemptions; (2) the brokerage commissions that selling agents receive as clearing brokers for the Trust gives an additional incentive to promote the sale of Units as well as to discourage redemptions; (3) the Managing Owner has significant financial incentives both to promote the sale of the Units and to discourage their redemption; and (4) the Managing Owner of the Trust will not select any other trading advisor even if doing so would be in the best interests of the Trust.

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

Limitations on the Deductibility of “Investment Advisory Fees”

The Managing Owner does not intend to treat the ordinary expenses of the Trust as “investment advisory fees” for federal income tax purposes. The Managing Owner believes that this is the position adopted by virtually all U.S. futures fund sponsors. However, were the ordinary expenses of the Trust characterized as “investment advisory fees,” non-corporate taxpayers would be subject to substantial restrictions on the deductibility of those expenses, would pay increased taxes in respect of an investment in the Trust and could actually recognize taxable income despite having incurred a financial loss.

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

The Trust is Not Regulated as an Investment Company or Mutual Fund

Although the Managing Owner is subject to regulation by the CFTC and the Trust itself is subject to reporting requirements and other regulation applicable to public companies in the U.S., the Trust is not registered under the Investment Company Act of 1940.  Accordingly, investors in the Trust are not accorded the protections of such legislation.

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

Swap Trading is Unregulated and Involves Counterparty Risk

The Trust may engage in trading commodity swaps.  Swaps involve many of the same risks as those described above with respect to forward contracts.  Swap contracts are not traded on exchanges; rather, banks and dealers act as principals in the swap market.  As a result, the Trust will be subject to the risk of the inability or refusal to perform with respect to such contracts on the part of the counterparties with which the Trust trades.  The Managing Owner intends to enter into swaps on behalf of the Trust only with highly creditworthy banks and dealers, but there can be no assurance that even highly creditworthy banks and dealers will have the ability to, or will not refuse to, perform with respect to such contracts.  The swap market is generally not regulated by any U.S. or foreign governmental authority.  Speculative position limits are not applicable to swap transactions, although the counterparties with which the Trust will deal may limit the size or duration of positions available to the Trust as a consequence of credit considerations.  Finally, swaps may be illiquid and participants in the swap market are not required to make continuous markets in the swap contracts they trade.

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

Item 1B.	Unresolved Staff Comments

Not required.

Item 2.	Properties

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

Item 4.	(Removed and reserved)

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)   Market Information

There is no trading market for the Units, and none is likely to develop.  Units may be redeemed upon  10 business days’ written notice to the Managing Owner at their Net Asset Value as of the last day of any month, subject to certain early redemption charges for the Series 1 Units.

(b)   Holders

As of December 31, 2009, there were 25,877 holders of Series 1 Units and 33 holders of Series 3 Units.

(c)   Dividends

No distributions or dividends have been made on the Units, and the Managing Owner has no present intention to make any.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)   Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There have been no sales of unregistered securities of the Trust during 2007, 2008 or 2009.

(f)   Purchases of Equity Securities by the Issuer

Pursuant to the Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit.  The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following table summarizes the redemptions by Series 1 and Series 3 Unitholders during the fourth calendar quarter of 2009:

Month	Units Redeemed	Redemption Date NAV per Unit
October 31, 2009	Series 1 Units – 7,873.793	1,186.30
	Series 3 Units – 0	-
November 30, 2009	Series 1 Units – 10,617.451	1,241.81
	Series 3 Units – 0	-
December 31, 2009	Series 1 Units – 8,589.374	1,211.97
	Series 3 Units – 0	-

Total	Series 1 Units – 27,080.618
	Series 3 Units – 0
Item 6.	Selected Financial Data

The following is a summary of operations for the fiscal years 2009, 2008, 2007, 2006 and 2005 and total assets of the Trust at December 31, 2009, 2008, 2007, 2006 and 2005.

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005
Revenue: Total net realized and unrealized gains (losses)*	$(64,437,079)	$210,229,240	$78,261,449	$40,749,020	$27,495,406
Interest income	9,966,151	21,273,709	26,686,249	20,667,947	11,150,930

Expenses:
Profit share	43,187	30,185,853	6,459,328	114,672	0
Administrative expenses**	2,863,462	2,750,922	1,963,847	1,664,204	1,477,105
Brokerage Commissions	63,566,376	54,511,974	38,279,891	30,857,253	26,641,625
Management Fees	10,864	-	-	-	-

Net Income (loss)	$(120,954,817)	$144,054,200	$58,244,632	$28,780,838	$10,527,606

Total assets	$919,457,865	$1,094,632,891	$659,394,985	$507,126,392	$423,902,367
Total Trust capital	$879,154,612	$1,030,381,361	$624,757,308	$485,823,359	$405,903,522
Net Asset Value per Series 1 Unit	$1,211.97	$1,371.00	$1,157.17	$1,040.10	$978.08
Net Asset Value per Series 3 Unit	$1,221.44	-	-	-	-
Increase (decrease) in Net Asset Value per Series 1 Unit	$(159.03)	$213.83	$117.07	$62.02	$23.23
Increase in Net Asset Value per Series 3 Unit	$40.53	-	-	-	-

*From trading of futures, forward and swap contracts, foreign exchange transactions and U.S. Treasury obligations.

** Includes custody fees.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to “Item 6.  Selected Financial Data” and “Item 8.  Financial Statements and Supplementary Data.”  The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity and Capital Resources

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

The Trust trades futures on interest rates, commodities, currencies, metals, energy and stock indices and forward contracts on currencies.  Risk arises from changes in the value of these contracts (market risk) and the potential inability of counterparties or brokers to perform under the terms of their contracts (credit risk).  Market risk is generally to be measured by the face amount of the futures positions acquired and the volatility of the markets traded.  The credit risk from counterparty non-performance associated with these instruments is the net unrealized gain, if any, on these positions plus the value of the margin or collateral held by the counterparty.  The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange.  In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties.  Margins which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may require margin or collateral in the over-the-counter markets.

The Managing Owner has procedures in place to control market risk, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures primarily focus on: (1) real time monitoring of open positions; (2) diversifying positions among various markets; (3) limiting the assets committed as margin, generally within a range of 5% to 35% of an account’s Net Assets at exchange minimum margins, (including imputed margins on forward and swap positions) although the amount committed to margin at any time may be substantially higher; (4) prohibiting pyramiding (that is, using unrealized profits in a particular market as margin for additional positions in the same market); and (5) changing the equity utilized for trading by an account solely on a controlled periodic basis rather than as an automatic consequence of an increase in equity resulting from trading profits.  The Trust controls credit risk by dealing exclusively with large, well capitalized financial institutions as brokers and counterparties.

The financial instruments traded by the Trust contain varying degrees of off-balance sheet risk whereby changes in the market values of the futures and forward contracts or the Trust’s satisfaction of the obligations may exceed the amount recognized in the statement of financial condition of the Trust.

Due to the nature of the Trust’s business, substantially all its assets are represented by cash and cash equivalents and U.S. government obligations, while the Trust maintains its market exposure through open futures and forward contract positions.

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

The Trust’s assets are generally held as cash or cash equivalents, including short-term U.S. government obligations, which are used to margin the Trust’s futures and forward currency positions and withdrawn, as necessary, to pay redemptions and expenses.  Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Trust’s futures and forward trading, the Trust’s assets are highly liquid and are expected to remain so.  During its operations through December 31, 2009, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

Critical Accounting Estimates

The Trust records its transactions in futures and forward currency contracts, including related income and expenses, on a trade date basis.  Open futures contracts traded on an exchange are valued at fair value, which is based on the closing settlement price on the exchange where the futures contract is traded by the Trust on the day with respect to which Net Assets are being determined.  Open swap contracts are recorded at fair value based on the closing settlement price for equivalent or similar futures positions that are traded on an exchange on the day with respect to which Net Assets are being determined.  Open forward currency contracts are recorded at fair value, based on pricing models that consider the current market prices (“Spot Prices”) plus the time value of money (“Forward Points”) and contractual prices of the underlying financial instruments.  The Spot Prices and Forward Points for open forward currency contracts are generally based on the 3:00 P.M. New York time prices provided by widely used quotation service providers on the day with respect to which Net Assets are being determined.  The Forward Points from the quotation service providers are generally in periods of one month, two months, three months and six months forward while the contractual forward delivery dates for the foreign currency contracts traded by the Trust may be in between these periods.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) requires management to make estimates and assumptions, such as accrual of expenses, that affect the amounts and disclosures reported in the financial statements.  Based on the nature of the business and operations of the Trust, the Managing Owner believes that the estimates utilized in preparing the Trust’s financial statements are appropriate and reasonable, however actual results could differ from these estimates.  The estimates used do not provide a range of possible results that would require the exercise of subjective judgment.  The Managing Owner further believes that, based on the nature of the business and operations of the Trust, no other reasonable assumptions relating to the application of the Trust’s critical accounting estimates other than those currently used would likely result in materially different amounts from those reported.

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

Series 1 Units, which were initially issued simply as “Units” beginning in July 2002, were the only Series of Units available prior to 2009.  As a result, the performance summaries for 2008 and 2007 only relate to the Series 1 Units.  Series 3 Units were first issued on September 1, 2009.  The Trust’s past performance is not necessarily indicative of how it will perform in the future.

2009

Series 1 Units

During 2009, the Series 1 Units achieved net realized and unrealized losses of $63,826,229 from its trading operations (including foreign exchange transactions and translations).  Brokerage fees of $63,541,505, administrative expenses of $2,638,627 and custody fees of $190,741 were paid or accrued.  The Trust allocated $31,726 in profit share to the New Profits Memo Account for the benefit of the Managing Owner.  Interest income of $9,851,269 partially offset the Series 1 expenses resulting in a net loss of $120,377,559 and a 11.60% decrease in the Net Asset Value per Series 1 Unit.

Series 3 Units

During 2009, the Series 3 Units achieved net realized and unrealized gains of $71,427 from its trading operations (including foreign exchange transactions and translations).  Brokerage fees of $1,790, administrative expenses of $1,263, custody fees of $158 and management fees of $10,864 were paid or accrued.  The Trust allocated $11,461 in profit share to the New Profits Memo Account for the benefit of the Managing Owner.  Interest income of $2,548 partially offset the Series 3 expenses resulting in a net gain of $48,439 and a 3.43% increase in the Net Asset Value per Series 3 Unit.

An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)

Currencies	(0.67)%
Energies	(2.28)%
Grains	(0.71)%
Interest Rates	(2.14)%
Livestock	0.20%
Metals	(1.02)%
Softs	0.05%
Stock Indices	1.23%

Total	(5.34)%

The Trust produced a loss during 2009.  Losses from trading energy, interest rate, metal, and grain futures and dollar currency forwards outweighed gains from trading stock index and livestock futures and non-U.S. dollar currency crosses.

From January into early March, in the wake of the subprime crisis and subsequent credit crunch and amidst concern about the leadership of U.S. economic policy following the elections, economic activity was slowing precipitously worldwide.  In this environment, stock indices and commodity prices were falling. Also, as risk aversion remained widespread, a flight to safety and quality produced a rising U.S. dollar, declining high yield currencies, and a flood of funds into government fixed income instruments, and highly liquid investments.  Broadly speaking, these conditions had persisted from October 2008 into early March 2009.  Consequently, the Trusts’ short stock index, short commodity, long U.S. dollar, and long interest rate futures positions were profitable early in 2009.

Around March 10, market participants’ attitudes seemed to change abruptly.  First, equity prices rose.  Then commodity prices moved upward.  Also, the U.S. dollar started to fall and longer term interest rates rose.  The positions which had been profitable for so long began to generate losses.  These positions were reduced gradually as the Managing Owner’s models processed the new data.  However, since trend following strategies accounted for over two-thirds of the program models and since the average trade duration of trend strategies is over 6 months, it was not until the summer when the positions were reduced, completely closed and, in many instances, reversed.

During the third quarter of 2009, the financial markets led the way to profitable results.  Short positions in the U.S. dollar and a number of other currencies versus higher yielding and commodity based currencies were profitable.  Long stock index futures positions and long interest rate futures positions added to the gains.  The weak U.S. dollar also led to gains from long positions in precious metals.  In the agricultural sector, short wheat and long sugar trades were profitable.

During the fourth quarter of 2009, improving economic prospects, especially in the U.S. and Asia led to gains from long stock index futures positions in the U.S., South Africa, Norway and Asia-ex Japan.   This growth improvement produced profits from long precious and industrial metals positions, but also led to higher interest rates which brought losses from long interest rate futures positions. Long positions in sugar and cotton were profitable, but as grain prices rose, reversing earlier downtrends, long grain positions lost money.

2008

During 2008, the Trust achieved net realized and unrealized gains of $210,229,240 from its trading operations (including foreign exchange transactions and translations).  Brokerage fees of $54,511,974, administrative expenses of  $2,590,867 and custody fees of $160,055 were paid or accrued.  The Trust allocated $30,185,853 in profit share to the New Profits Memo Account for the benefit of the Managing Owner.  Interest income of $21,273,709 partially offset the Trust’s expenses resulting in a net gain of $144,054,200 and a 18.48% increase in the Net Asset Value per Unit.  An analysis of the trading gain by sector is as follows:

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

During the first half of 2007, the Trust’s positions, which are all driven by the Managing Owner’s technical models, reflected several themes: solid global growth, high worldwide liquidity, a gradual tightening of monetary policies worldwide, and a diminution of the dollar’s role in worldwide trade and reserve management.  As a result, the Trust, in terms of its broad structure, took short positions in interest rates, U.S. dollar trading, except against low interest rate currencies such as the Japanese yen and Swiss franc, cross currency trading of lower interest rate currencies and natural gas futures; mixed positions in softs and livestock; moderately long positions in crude oil and petroleum products futures; and long positions in high interest rate currencies, equity index futures, grain futures and precious and industrial metal futures.

The positions in financials and metals were highly profitable, while energy, grain and livestock trading were unprofitable during the January-June period.

During the summer, the spreading impact of the sub-prime problem triggered a sharp and widespread drying up of liquidity, a broad based contraction of “risk-oriented” trades, and a flight to quality. In particular, equities were sold, government and short-term interest rate instruments were bought, the dollar was in demand, and carry trades were unwound. As the financial market turmoil spread, concern about slowing growth caused metals and energy futures to be sold. All these actions occurred simultaneously and produced trend reversals in virtually all of the positions held in the portfolio.  Hence, while the Trust’s portfolio is diversified across over 100 positions in 8 sectors, diversification was ineffective and markets became almost universally correlated.  In response to these losses, the Managing Owner’s directional and volatility models substantially lowered the Trust’s position sizes, reducing exposures by almost two-thirds.

During the final four months of 2007, many of the trends which had been disrupted by the market dislocations of August reasserted themselves. In particular, short dollar positions, long energy positions and long precious metal positions were all profitable.  Interest rate trading was profitable largely because a flight to quality and safety produced gains on new long positions, particularly in U.S. Treasury and short-term futures.  In addition, a profitable bull market in grains, which had arisen over the summer, continued and accelerated. On the other hand, the expanding turmoil in financial markets proved impervious to the efforts of Central Banks, leading to a sell-off in equities that generated losses as the Trust’s long stock index positions were being reduced and reversed.  Also, a continued unwinding of carry trades lead to losses in cross currency trading.

Off-Balance Sheet Arrangements

The Trust does not engage in off-balance sheet arrangements with other entities.

Contractual Obligations

The Trust does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Trust’s sole business is trading futures and forward currency contracts, both long (contracts to buy) and short (contracts to sell).  All such contracts are settled by offset, not delivery.  Substantially all such contacts are for settlement within four months of the trade date and substantially all such contracts are held by the Trust for less than four months before being offset or rolled over into new contracts with similar maturities.  The Trust’s Financial Statements, included as Exhibit 13.01 to this report, present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Trust’s open future and forward currency contracts, both long and short, at December 31, 2009.

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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest and lowest amounts of trading Value at Risk associated with the Trust’s open positions by market category for the fiscal years ended December 31, 2009 and 2008.  During fiscal year 2009 and 2008, the Trust’s average total capitalization was approximately $952.2 million and $802.4 million, respectively.

Fiscal Year 2009
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk

Currencies	$22.8	2.4%	$34.9	$12.7

Energies	$9.4	1.0%	$13.5	$4.8

Grains	$4.8	0.5%	$5.9	$3.8

Interest Rates	$29.1	3.0%	$40.9	$14.9

Livestock	$1.2	0.1%	$1.3	$1.0

Metals	$8.8	0.9%	$11.8	$4.2

Softs	$4.6	0.5%	$6.8	$3.5

Stock Indices	$41.5	4.4%	$64.0	$12.6

Total	$122.2	12.8%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts during the fiscal year.  Average Capitalization is the average of the Trust’s capitalization at the end of each month during the fiscal years 2009 and 2008.  Dollar amounts represent millions of dollars.

Fiscal Year 2008
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk

Currencies	$11.0	1.4%	$18.3	$5.3

Energies	$6.7	0.8%	$9.8	$1.2

Grains	$1.5	0.2%	$3.0	$0.8

Interest Rates	$6.4	0.8%	$7.6	$4.8

Livestock	$1.1	0.1%	$1.4	$0.9

Metals	$10.0	1.2%	$11.8	$7.9

Softs	$3.7	0.5%	$6.4	$2.1

Stock Indices	$12.8	1.6%	$25.9	$6.4

Total	$53.2	6.6%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts during the fiscal year.  Average Capitalization is the average of the Trust’s capitalization at the end of each month during the fiscal years 2009 and 2008.  Dollar amounts represent millions of dollars.

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

The Trust also has non-trading cash flow risk as a result of holding a substantial portion (approximately 90%) of its assets in U.S. Treasury notes and other short-term debt instruments (as well as any market risk they represent) for margin and cash management purposes.  Although the Managing Owner does not anticipate that, even in the case of major interest rate movements, the Trust would sustain a material mark-to-market loss on its securities positions, if short-term interest rates decline so will the Trust’s cash management income.  The Trust also maintains a portion (over 5%) of its assets in cash and in a U.S. government securities and related instruments money market fund.  These cash balances are also subject (as well as any market risk they represent) to cash flow risk, which is not material.

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

The following were the primary trading risk exposures of the Trust as of December 31, 2009, by market sector.

Financial Instruments.  Interest rate movements directly affect the price of the sovereign bond futures positions held by the Trust and indirectly the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Trust’s profitability.  The Trust’s primary interest rate exposure is to interest rate fluctuations in the U.S. and other major industrialized, or Group of Seven (Canada, France, Germany, Italy, Japan, United Kingdom and U.S., collectively, “G-7”) countries.  However, the Trust also may take positions in futures contracts on the government debt of other nations.  The Managing Owner anticipates that G-7 interest rates, both long-term and short-term, will remain a primary market exposure of the Trust for the foreseeable future.

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

Metals.  The Trust trades precious and base metals.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Trust as of December 31, 2009.

Foreign Currency Balances.  The Trust’s primary foreign currency balances are in Australian Dollars, British Pounds, Canadian Dollars, Euros, Hong Kong Dollars, Japanese Yen, Korean Won, Mexican Pesos, Swedish Kronas, Swiss Francs, Singapore Dollars, South African Rand, Thai Baht and Taiwan Dollars.  The Trust controls the non-trading risk of these balances by regularly converting these balances back into U.S. dollars (no less frequently than twice a month).

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

Of course, systems can be materially different – better in some periods and worse in others.  The main distinguishing features are time-frame over which systems work (intra-day to long-term), the type of data fed into them (granularity [ticks to weeks/months], type [market or economic statistics], source [cash, futures or options markets]), and the objective of the system (profiting from trends, trading-ranges or volatility).  No single approach will work all the time.  Therefore, the Managing Owner’s objective is to have several approaches operating at all times.  Since the early 1980’s, the Managing Owner has selected multiple systems for each market.

When arriving at the portfolio allocation, the Managing Owner seeks maximum diversification subject to liquidity constraints.  The markets traded and allocations are reviewed monthly, although changes may occur less frequently.  The following factors are considered in constructing a universe of markets to trade for each portfolio:  profitability, correlation of market performance, liquidity of markets, professional judgment, desired diversification and transaction costs.  Once the universe of markets is established, the Managing Owner’s simulation and optimization techniques help determine which markets to include in the portfolio.  The current allocation to any market in the portfolio does not exceed 2.5%.

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

Financial statements required by this item, including the report of Deloitte & Touche LLP for the fiscal years ended December 31, 2009, 2008 and 2007, are included as Exhibit 13.01 to this report.

The following summarized quarterly financial information presents the results of operations for the three month periods ended March 31, June 30, September 30 and December 31, 2009 and 2008.  This information has not been audited.

	Fourth Quarter 2009	Third Quarter 2009	Second Quarter 2009	First Quarter 2009
Interest Income:	$502,161	$1,660,987	$3,670,612	$4,132,391
Net Realized and Unrealized Gains (Losses):	4,931,553	42,368,678	(93,241,729)	(18,495,581)
Expenses*:	15,602,802	15,980,704	16,712,030	18,188,353
Net Income (Loss):	(10,169,088)	28,048,961	(106,283,147)	(32,551,543)
Increase (Decrease) in Net Asset Value per Series 1 Unit	(14.77)	36.56	(137.28)	(43.54)
Increase (Decrease) in Net Asset Value per Series 3 Unit	(0.13)	40.66	-	-

	Fourth Quarter 2008	Third Quarter 2008	Second Quarter 2008	First Quarter 2008
Interest Income:	$4,124,569	$5,038,733	$5,527,002	$6,583,405
Net Realized and Unrealized Gains (Losses):	138,723,118	(37,772,182)	63,890,524	45,387,780
Expenses*:	41,849,399	3,778,427	23,121,441	18,699,482
Net Income (Loss):	100,998,288	(36,511,876)	46,296,085	33,271,703
Increase (Decrease) in Net Asset Value per Series 1 Unit	140.45	(60.25)	74.86	58.77

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

Management’s Annual Report on Internal Control over Financial Reporting

The Managing Owner is responsible for establishing and maintaining adequate internal control over the Trust’s financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. The Managing Owner’s internal control over financial reporting includes those policies and procedures that:

 •   pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets;

 •   provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Trust’s financial statements in accordance with U.S. GAAP, and that the Trust’s receipts and expenditures are being made only in accordance with authorizations of the Managing Owner’s management and directors; and

 •   provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Trust’s assets that could have a material effect on the Trust’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Managing Owner assessed the effectiveness of its internal control over financial reporting with respect to the Trust as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on its assessment, management has concluded that, as of December 31, 2009, the Managing Owner’s internal control over financial reporting with respect to the Trust is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the Managing Owner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in the Trust’s internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

(a, b)  Identification of Directors and Executive Officers

The Trust has no directors or executive officers.  The Trust is controlled and managed by the Managing Owner under a delegation of authority by the Trustee.

Millburn Ridgefield Corporation, the Managing Owner, is a Delaware corporation organized in May 1982 to manage discretionary accounts in futures and forward markets.  It is the corporate successor to a futures trading and advisory organization which has been continuously managing assets in the currency and futures markets using quantitative, systematic techniques since 1971.

The principals and senior officers of the Managing Owner as of December 31, 2009 are as follows:

Harvey Beker, age 56.  Mr. Beker is Co-Chief Executive Officer and Co-Chairman of the Managing Owner and The Millburn Corporation.  He received a Bachelor of Arts degree in economics from New York University (“NYU”) in 1974 and a Master of Business Administration degree in finance from NYU in 1975.  From June 1975 to July 1977, Mr. Beker was employed by the investment bank Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies.  From July 1977 to June 1978, Mr. Beker was a futures trader at the commodities and brokerage firm of Clayton Brokerage Co. of St. Louis.  Mr. Beker has been employed by The Millburn Corporation since June 1978 and initially served as the Director of Operations for its affiliate, Millburn Partners.  During his tenure at the Managing Owner (including its affiliates, Millburn Partners and CommInVest) he has been instrumental in the development of the research, trading and operations areas.  Mr. Beker became a principal of the firm in June 1982, and a partner in the predecessor to ShareInVest in April 1982.  Mr. Beker became registered as an Associated Person of the Managing Owner effective November 25, 1986.  Additionally, he became listed as a principal and registered as an associated person of The Millburn Corporation effective February 8, 1984 and May 23, 1989, respectively.  Mr. Beker was an associated person and listed principal of ShareInVest from February 20, 1986 until February 25, 2007.

Gregg R. Buckbinder, age 51.  Mr. Buckbinder is Senior Vice-President and Chief Operating Officer of the Managing Owner and The Millburn Corporation.  He joined the Managing Owner and The Millburn Corporation in January 1998 from Odyssey Partners, L.P. where he was responsible for the operation, administration and accounting of the firm’s merchant banking and managed account businesses from July 1990 through December 1997.  Mr. Buckbinder was employed by Tucker Anthony, a securities broker and dealer, from June 1985 to July 1990 where he was First Vice President and Controller, and from August 1983 to June 1984 where he designed and implemented various operations and accounting systems.  He was with the public accounting firm of Ernst & Whinney from June 1984 to June 1985 as a manager in the tax department and from September 1980 to August 1983 as a senior auditor, with an emphasis on clients in the financial services business.  Mr. Buckbinder graduated cum laude from Pace University (“Pace”) in 1980 with a B.B.A. in accounting and received an M.S. in taxation from Pace in 1988.  He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.  Mr. Buckbinder became listed as a principal of the Managing Owner effective February 5, 1999.  He became listed as a principal of The Millburn Corporation effective March 23, 1998.  Mr. Buckbinder also became a partner in ShareInVest in January 2000.  Mr. Buckbinder was a listed principal of ShareInVest from February 28, 2001 until February 25, 2007.

George E. Crapple, age 65.  Mr. Crapple is Co-Chief Executive Officer and Co-Chairman of the Managing Owner and The Millburn Corporation.  In 1966 he graduated with honors from the University of Wisconsin where his field of concentration was economics and he was elected to Phi Beta Kappa.  In 1969 he graduated from Harvard Law School, magna cum laude, where he was a member of the Harvard Law Review.  He was a lawyer with the law firm of Sidley & Austin, Chicago, Illinois, from 1969 until April 1, 1983, as a partner since 1975, specializing in commodities, securities, corporate and tax law.  He was first associated with the Managing Owner in 1976 and joined the Managing Owner and The Millburn Corporation (including its affiliates, Millburn Partners and CommInVest) on April 1, 1983 on a full-time basis.  He became a partner in ShareInVest in April 1984.  Mr. Crapple is a Director, Member of the Executive Committee, Chairman of the Appeals Committee and a former Chairman of the Eastern Regional Business Conduct Committee of the NFA, past Chairman of the Managed Funds Association, a member of the Global Markets Advisory Committee of the CFTC and a member of the board of directors of the Futures Industry Association (“FIA”).  Mr. Crapple became listed as a principal and registered as an associated person of the Managing Owner effective September 13, 1984 and April 2, 1988, respectively.  Additionally, he became listed as a principal and registered as an associated person of The Millburn Corporation effective April 9, 1981 and May 23, 1989, respectively.  He was also an associated person and listed principal of ShareInVest from February 20, 1986 until February 25, 2007.

Steven M. Felsenthal, age 40. Mr. Felsenthal is General Counsel and Chief Compliance Officer of the Managing Owner and The Millburn Corporation.  Prior to joining the Managing Owner and its affiliates in January 2004, Mr. Felsenthal was a senior associate in the investment management group at the law firm of Schulte Roth & Zabel LLP (September 1999-January 2004) where he represented and advised hedge funds, registered investment companies, investment advisers, broker-dealers and banks in connection with all facets of their asset management businesses, and a member of the tax department of the law firm of Kramer, Levin, Naftalis & Frankel LLP (October 1996-September 1999).  He graduated cum laude from Yeshiva University in 1991 with a B.A. degree in political science, and order of the coif from Fordham University School of Law in 1996, where he also served as an editor of the Fordham Environmental Law Journal.  Mr. Felsenthal received an LL.M degree in taxation from NYU School of Law in 2001 and has written and been quoted in numerous published articles, and frequently speaks at conferences, on various topics related to investment management.  Mr. Felsenthal is a member of the New York State Bar, Chairman of the Managed Funds Association CPO/CTA Advisory Committee, a member of the Editorial Board of the Journal of Securities Law, Regulation and Compliance and a faculty member of the Regulatory Compliance Association’s Chief Compliance Officer University.  Mr. Felsenthal became listed as a principal of the Managing Owner and The Millburn Corporation effective June 24, 2004.  Mr. Felsenthal also served as General Counsel and Chief Compliance Officer of ShareInVest.

Mark B. Fitzsimmons, age 62.  Mr. Fitzsimmons is a Senior Vice-President of the Managing Owner and The Millburn Corporation.  His responsibilities include both business development and investment strategy.  He joined the Managing Owner and its affiliates in January 1990 from the brokerage firm of Morgan Stanley & Co. Incorporated where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm from October 1987 until January 1990.  From September 1977 to October 1987 he was with the financial institution Chemical Bank New York Corporation (“Chemical”) first as a Senior Economist in Chemical’s Foreign Exchange Advisory Service and later as a Vice-President and Manager of Chemical’s Corporate Trading Group.  While at Chemical he also traded both foreign exchange and fixed income products.  From September 1973 to September 1977 Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department.  He graduated summa cum laude from the University of Bridgeport, Connecticut in 1970 with a B.S. degree in economics.  His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973.  Mr. Fitzsimmons became listed as a principal and registered as an associated person of the Managing Owner effective July 2, 1993, and April 15, 2009, respectively.  He became listed as a principal and registered as an associated person of The Millburn Corporation effective June 20, 1995 and October 12, 1992, respectively.  Mr. Fitzsimmons was a partner in ShareInVest beginning in January 2000.  Mr. Fitzsimmons was a listed principal of ShareInVest from May 19, 1999 until February 25, 2007.

Barry Goodman, age 52.  Mr. Goodman is Executive Vice-President, Director of Trading and a member of the Research Committee of the Managing Owner and The Millburn Corporation.  Mr. Goodman joined the Managing Owner and The Millburn Corporation (including its affiliate, Millburn Partners) in November 1982 as Assistant Director of Trading.  His responsibilities include overseeing the firm’s trading operations and managing its trading relationships, as well as the design and implementation of trading systems.  From September 1980 through October 1982 he was a commodity trader at the brokerage firm of E. F. Hutton & Co., Inc. (“E.F. Hutton”).  At E.F. Hutton, he also designed and maintained various technical indicators and coordinated research projects pertaining to futures markets.  Mr. Goodman graduated magna cum laude from Harpur College of the State University of New York in 1979 with a B.A. in economics.  Mr. Goodman became listed as a principal and registered as an associated person of the Managing Owner effective December 19, 1991 and May 23, 1989, respectively.  He also became listed as a principal and registered as an associated person of The Millburn Corporation effective June 20, 1995 and April 5, 1989, respectively.  He became a partner in ShareInVest in January 1994. Mr. Goodman was a listed principal of ShareInVest from May 19, 1999 until February 25, 2007.

Dennis B. Newton, age 58.  Mr. Newton is a Senior Vice-President of the Managing Owner and The Millburn Corporation.  His primary responsibilities are in administration and business development.  Prior to joining the Managing Owner and The Millburn Corporation in September 1991, Mr. Newton was President of Phoenix Asset Management, Inc., a registered commodity pool operator from April 1990 to August 1991 and President of its affiliated introducing broker, Phoenix Futures Inc. (“Phoenix”), from March 1990 to June 1991.  Mr. Newton was listed as a principal of Phoenix Asset Management, Inc. and Phoenix beginning in June 1990 and April 1990, respectively, and, although he left the firms in August 1991 and June 1991, respectively, his registration as a principal was not withdrawn until January 1992 and November 1992, respectively.  Mr. Newton was registered as an associated person of Phoenix from May 1990 until June 1991 and of Phoenix Asset Management, Inc. from May 1990 until January 1992 (although he left the firm prior to that date, in August 1991).  Prior to his employment with Phoenix, Mr. Newton was a Director of Managed Futures with the brokerage firm of Prudential-Bache Securities Inc. (“Prudential-Bache”) from October 1987 to March 1990, and was associated with its affiliated futures commission merchant (“FCM”) entity, Prudential Securities Futures Management, Inc.  Until March 1990, he was registered as an associated person with Prudential Equity Group LLC (beginning in October 1987), and was listed as a principal of the commodity pool operator Seaport Futures Management, Inc. (“Seaport”) (beginning in January 1989) and Prudential Securities Futures Management, Inc. (beginning in June 1989).  Mr. Newton was a Director of Seaport, and his responsibilities at Seaport, Prudential-Bache, Prudential Securities Futures Management, Inc. and Prudential Equity Group LLC included the organization and marketing of public commodity pools.  Mr. Newton joined Prudential-Bache from Heinold Asset Management, Inc.  (“Heinold”), and its affiliated FCM, Heinold Commodities Inc., where he was a member of the senior management team from October 1974 to October 1987.  Heinold was a pioneer and one of the largest sponsors of funds utilizing futures and currency forward trading.  Mr. Newton was registered as an associated person (March 1981 – October 1987) of Heinold Commodities Inc.  Mr. Newton was registered as an associated person of Heinold beginning in January 1986 and was listed as a principal of Heinold beginning in February 1986.  Although Mr. Newton left Heinold in October 1987, his registration as an associated person and his listing as a principal were not withdrawn until November 1987.  Mr. Newton joined the Managing Owner as an associated person in May 1991, and then joined the Managing Owner and its affiliates on a full-time basis in September 1991.  Mr. Newton became listed as a principal and registered as an associated person and branch office manager of the Managing Owner effective May 14, 1997, May 30, 1991 and December 16, 1991, respectively.  He also became listed as a principal of The Millburn Corporation effective May 5, 2004.

Grant N. Smith, age 58.  Mr. Smith is Executive Vice-President and Co-Director of Research of the Managing Owner and The Millburn Corporation.  He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm.  He received a B.S. degree from the Massachusetts Institute of Technology (“M.I.T.”) in 1974 and an M.S. degree from M.I.T. in 1975.  While at M.I.T., he held several teaching and research positions in the computer science field and participated in various projects relating to database management.  He joined the predecessor entity to The Millburn Corporation in June 1975, and has been continuously associated with the Managing Owner, The Millburn Corporation and their affiliates since that time.  Mr. Smith became listed as a principal and registered as an associated person of the Managing Owner effective December 19, 1991 and April 15, 2009, respectively.  He became listed as a principal and registered as an associated person of The Millburn Corporation effective June 20, 1995 and May 21, 1992, respectively.  Mr. Smith also became a partner in ShareInVest in January 1994.  Mr. Smith was a listed principal of ShareInVest from May 19, 1999 until February 25, 2007.

Tod A. Tanis, age 55.  Mr. Tanis is a Vice President, Principal Accounting Officer and Director of Operations of the Managing Owner and The Millburn Corporation.  He is responsible for overseeing operations and accounting for the firm’s commodity pools.  He graduated from Grove City College in May 1976 with a B.A. in accounting and joined the Managing Owner and The Millburn Corporation in May 1983.  Prior to joining the Managing Owner and its affiliates, he was with the brokerage firm of E.F. Hutton, where he was a Manager from December 1982 to April 1983; a Supervisor from August 1982 to December 1982; an International Accountant from April 1979 to August 1982; and a staff accountant from June 1978 to April 1979.  As a Manager at E.F. Hutton, he was responsible for all internal and external commodity reporting.  Mr. Tanis also served as a Junior Accountant and then International Staff Accountant with the brokerage firm of Merrill Lynch & Company from September 1976 to May 1978.  Mr. Tanis became listed as a principal of the Managing Owner and The Millburn Corporation effective July 14, 2004.

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

The Trust has no directors, officers or employees.  None of the directors, officers or employees of the Managing Owner receive compensation from the Trust.  The Managing Owner makes all trading decisions on behalf of the Trust.  The Managing Owner receives monthly brokerage commissions of 0.583 of 1% of the Trust’s Net Assets attributable to Series 1 Units (which is reduced to 0.541 of 1%, 0.5 of 1% or 0.458 of 1% of Net Assets for Series 1 Unitholders who invest amounts of $100,000, $500,000 or $1,000,000 or more, respectively, in the Trust and to 0.33 of 1% of Unitholders who invested through selling agent fee based accounts) and an annual profit share of 20% of any new trading profits (net of brokerage commissions and administrative expenses and excluding interest income).  The Managing Owner receives a monthly management fee of 0.083 of 2% of the Trust’s Net Assets attributable to Series 2 and Series 3 Units.  The Managing Owner also receives a Series 2/3 profit share equal to 20% of any cumulative new trading profit of the Series 2 and Series 3 Units in the aggregate, determined as of the end of each calendar year.  The annual Series 2/3 profit share is calculated net of management fees, execution and clearing costs, custodial fees, and ongoing offering and administrative expenses and excluding interest income.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)   Security Ownership of Certain Beneficial Owners

The Trust knows of no person who owns beneficially more than 5% of the Units.  All of the Trust’s managing owner interest is held by the Managing Owner.

(b)   Security Ownership of Management

Under the terms of the Trust Agreement, the Trust’s affairs are managed by the Managing Owner, which has discretionary authority over the Trust’s trading.  The Managing Owner’s managing owner interest was valued at $10,937,574 as of December 31, 2009, 1.24% of the Trusts’ total capital.

(c)   Changes in Control

None.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

See “Item 11.  Executive Compensation” and “Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”  The Trust allocated to the Managing Owner $63,564,586 in brokerage fees, $10,864 in management fees and allocated $43,187 in profit share to the New Profits Memo Account for the year ended  December 31, 2009.  The Managing Owner’s interest experienced a loss of $625,697 for the year ended December 31, 2009.  The Managing Owner has paid certain administrative expenses to third-parties on behalf of the Trust, related to legal, accounting, auditing, printing, postage and similar administrative expenses, and has been or will be reimbursed without interest by the Trust.  At December 31, 2009, the Trust owed the Managing Owner redemption penalty payable of $5,492.  The Trust is prohibited from making any loans.

Item 14.   Principal Accountant Fees and Services

(1)           Audit Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Trust’s financial statements and reviews of the financial statements included in the quarterly reports on Form 10-Q and in connection with the statutory and regulatory filings for the years ended December 31, 2009 and 2008 were approximately $145,000 and $140,000, respectively.

(2)           Audit-Related Fees

The aggregate fees rendered by Deloitte & Touche LLP for internal control consulting services for the benefit of the Trust for the years ended December 31, 2009 and 2008 were approximately $39,748 and $0, respectively.

(3)           Tax Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP for tax compliance, tax advice and tax planning services for the benefit of the Trust for the years ended December 31, 2009 and 2008 were approximately $0 and $92,100, respectively.

(4)           All Other Fees

There were no other fees for the years ended December 31, 2009 and 2008.

(5)           Pre-Approval Policies

The board of directors of the Managing Owner pre-approves the engagement of the Trust’s auditor for all services to be provided by the auditor.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)(1)   Financial Statements

The following are included with the 2009 Annual Report to Security Holders, a copy of which is filed herewith as Exhibit 13.01.

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

(a)(3)   Exhibits as required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Designation	Description

13.01	2009 Annual Report to Security Holders

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Executive Officer

32.3	Section 1350 Certification of Principal Financial Officer

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

The following exhibits are incorporated by reference from the exhibits of the same number and description filed with Amendment No.1 to the Trust’s Registration Statement (File No. 333-155651) filed June 4, 2009 on Form S-1 under the Securities Act of 1933.

3.03	Form of Fourth Amended and Restated Declaration of Trust and Trust Agreement of Registrant

10.01	Form of Subscription Agreement and Power of Attorney

10.02	Form of Services Agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2010.

GLOBAL MACRO TRUST

By:	Millburn Ridgefield Corporation,
Managing Owner

By:	/s/ Harvey Beker
Harvey Beker
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Managing Owner of the Registrant in the capacities and on the date indicated.

Title with
Signature	Managing Owner	Date

/s/ Harvey Beker	Co-Chief Executive	March 31, 2010
Harvey Beker	Officer and Director
(Principal Executive Officer)

/s/ George E. Crapple	Co-Chief Executive	March 31, 2010
George E. Crapple	Officer and Director
(Principal Executive Officer)

/s/ Gregg Buckbinder	Chief Financial and Operating Officer	March 31, 2010
Gregg Buckbinder	(Principal Financial Officer)

/s/ Tod A. Tanis	Vice President	March 31, 2010
Tod A. Tanis	(Principal Accounting Officer)

(Being the principal executive officers, the principal financial officer and principal accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

EXHIBIT INDEX

The following exhibits are included herewith.

Designation	Description

13.01	2009 Annual Report to Security Holders

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Executive Officer

32.3	Section 1350 Certification of Principal Financial Officer

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

The following exhibits are incorporated by reference from the exhibits of the same number and description filed with Amendment No.1 to the Trust’s Registration Statement (File No. 333-155651) filed June 4, 2009 on Form S-1 under the Securities Act of 1933.

3.03	Form of Fourth Amended and Restated Declaration of Trust and Trust Agreement of Registrant

10.01	Form of Subscription Agreement and Power of Attorney

10.02	Form of Services Agreement