Form 10-Q
period 2010-03-31
GLOBAL MACRO TRUST
filed 2010-05-17
CIK 1145765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:  March 31, 2010
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
Yes ☐         No ☒

PART I:  FINANCIAL INFORMATION

ITEM I:  FINANCIAL STATEMENTS

Global Macro Trust
Financial statements
For the three months ended March 31, 2010 and 2009 (unaudited)

(a) At March 31, 2010 and December 31, 2009 (unaudited)
(b) For the three months ended March 31, 2010 and 2009 (unaudited)

Global Macro Trust
Statements of Financial Condition (UNAUDITED)

	March 31	December 31
	2010	2009
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes at fair value (amortized cost $189,529,147 and $183,990,192)	$189,676,474	$184,131,564
Net unrealized appreaciation on open futures and forward currency contracts	36,768,348	8,149,438
Due from brokers	5,709,349	8,226,920
Cash denominated in foreign currencies (cost $4,229,126 and $10,850,532)	4,474,942	11,295,744
Total equity in trading accounts	236,629,113	211,803,666

INVESTMENTS IN U.S. TREASURY NOTES at fair value (amortized cost $614,964,129 and $637,400,369)	615,356,097	637,870,733
CASH AND CASH EQUIVALENTS	50,337,884	62,306,227
ACCRUED INTEREST RECEIVABLE	8,596,502	7,477,239
TOTAL	$910,919,596	$919,457,865

LIABILITIES AND TRUST CAPITAL
LIABILITIES:
Subscriptions by Unitholders received in advance	$852,369	$850,000
Net unrealized depreciation on open futures and forward currency contracts	233,137	13,006,623
Due to Managing Owner	200,316	5,492
Accrued brokerage fees	4,876,302	4,831,803
Accrued management fees	6,047	3,753
Redemptions payable to Unitholders	9,419,788	10,404,572
Redemptions payable to Managing Owner	-	40,426
Accrued expenses	123,081	132,135
Cash denominated in foreign currencies (cost $-704,659 and $-69,497)	668,056	69,509
Due to brokers	-	10,958,940
Total liabilities	16,379,096	40,303,253

TRUST CAPITAL:
Managing Owner interest (9,211.117 and 9,024.593 units outstanding)	11,679,314	10,937,574
Series 1 Unitholders (693,461.798 and 714,519.974 units outstanding)	879,281,237	865,980,227
Series 3 Unitholders (2,800.985 and 1,831.292 units outstanding)	3,579,949	2,236,811
Total trust capital	894,540,500	879,154,612

TOTAL:	$910,919,596	$919,457,865

NET ASSET VALUE PER UNIT OUTSTANDING:
Series 1 Unitholders	$1,267.96	$1,211.97
Series 3 Unitholders	$1,278.10	$1,221.44

See notes to financial statements

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
March 31, 2010

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	0.48%	$4,333,394
Grains	(0.12)	(1,095,630)
Interest rates:
2 Year U.S. Treasury Note (2,599 contracts, expiration date 06/30/2010)	(0.03)	(233,137)
5 Year U.S. Treasury Note (1,142 contracts, expiration date 06/30/2010)	(0.04)	(392,633)
10 Year U.S. Treasury Note (834 contracts, expiration date 06/30/2010)	(0.04)	(368,391)
Other interest rates	0.28	2,534,513
Total interest rates	0.17	1,540,352

Livestock	(0.02)	(235,200)
Metals	0.65	5,842,984
Softs	0.00	21,665
Stock indices	0.73	6,477,776
Total long futures contracts	1.89	16,885,341

Short futures contracts:
Energies	0.17	1,545,864
Grains	0.53	4,819,821
Interest rates	0.11	957,580
Metals	(0.09)	(825,732)
Softs	0.13	1,121,561
Total short futures contracts	0.85	7,619,094
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	2.74	24,504,435

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.21	10,842,394
Total short forward currency contracts	0.13	1,188,382
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS-Net	1.34	12,030,776

TOTAL	4.08%	$36,535,211

(Continued)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
March 31, 2010
U.S. Treasury Notes

Face Amount	Description	Fair Value as a % of Trust Capital	Value

$230,000,000	U.S. Treasury notes, 2.625%, 05/31/2010	25.81%	$230,934,375
244,330,000	U.S. Treasury notes, 3.875%, 07/15/2010	27.61	247,002,359
233,650,000	U.S. Treasury notes, 4.250%, 10/15/2010	26.69	238,724,586
88,000,000	U.S. Treasury notes, 0.875%, 03/31/2011	9.88	88,371,251
	Total investments in U.S. Treasury notes
	(amortized cost $804,493,276)	89.99%	$805,032,571

See notes to financial statements	(Concluded)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
December 31, 2009

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital		Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	1.37%		$12,086,666
Grains	0.05		471,763
Interest rates:
2 Year U.S. Treasury Note (1,190 contracts, expiration date 03/31/2010)	(0.15)		(1,356,983)
5 Year U.S. Treasury Note (714 contracts, expiration date 03/31/2010)	(0.19)		(1,625,882)
10 Year U.S. Treasury Note (404 contracts, expiration date 03/31/2010)	(0.07)		(606,828)
30 Year U.S. Treasury Bond (11 contracts, expiration date 03/31/2010)	(0.00)		(36,000)
Other interest rates	(0.85)		(7,412,093)
Total interest rates	(1.26)		(11,037,786)

Metals	0.34		2,993,788
Softs	0.35		3,088,661
Stock indices	1.31		11,402,780
Total long futures contracts	2.16		19,005,872

Short futures contracts:
Energies	(1.17)		(10,330,324)
Grains	(0.05)		(478,937)
Interest rates	0.00		37,750
Livestock	(0.03)		(271,610)
Metals	(0.20)		(1,755,899)
Softs	(0.02)		(142,102)
Stock indices	(0.03)		(266,008)
Total short futures contracts	(1.50)		(13,207,130)
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	0.66		5,798,742

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(1.72)		(15,178,661)
Total short forward currency contracts	0.51		4,522,734
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	(1.21)		(10,655,927)

TOTAL	(0.55	) %	$(4,857,185)

(Continued)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
December 31, 2009
U.S. Treasury Notes

Face Amount	Description	Fair Value as a % of Trust Capital	Value

$99,500,000	U.S. Treasury notes, 1.750%, 03/31/2010	11.37%	$99,904,219
230,000,000	U.S. Treasury notes, 2.625%, 05/31/2010	26.42	232,300,000
244,330,000	U.S. Treasury notes, 3.875%, 07/15/2010	28.33	249,102,070
233,650,000	U.S. Treasury notes, 4.250%, 10/15/2010	27.38	240,696,008
	Total investments in U.S. Treasury notes
	(amortized cost $821,390,561)	93.50%	$822,002,297

See notes to financial statements	(Concluded)

Global Macro Trust
Statements of Operations (UNAUDITED)

	For the three months ended
	March 31	March 31
	2010	2009
INVESTMENT INCOME:
Interest income	$932,473	$4,132,391

EXPENSES:
Brokerage fees	14,566,609	17,392,314
Administrative expenses	570,220	711,822
Custody fees	40,612	52,491
Management fees	16,076	-
Total expenses	15,193,517	18,156,627

NET INVESTMENT LOSS	(14,261,044)	(14,024,236)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	13,092,212	33,920,721
Foreign exchange translation	422,851	(702,979)
Net change in unrealized:
Futures and forward currency contracts	41,392,396	(48,213,853)
Foreign exchange translation	(162,781)	137,302
Net losses from U.S. Treasury notes:
Net change in unrealized	(72,441)	(3,636,772)
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)	54,672,237	(18,495,581)

NET INCOME (LOSS)	40,411,193	(32,519,817)
LESS PROFIT SHARE TO MANAGING OWNER	41,988	31,726
NET INCOME (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER	$40,369,205	$(32,551,543)

NET INCOME (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER
PER AVERAGE UNIT OUTSTANDING
Series 1 Unitholders	$55.99	$(43.54)
Series 3 Unitholders	$56.66	$-

See notes to financial statements

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the three months ended March 31, 2010:

					New Profit
	Series 1 Unitholders		Series 3 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Trust capital at January 1, 2010	$865,980,227	714,519.974	$2,236,811	1,831.292	$-	-	$10,937,574	9,024.593	$879,154,612	725,375.859
Subscriptions	3,651,963	3,075.328	1,178,631	975.423	-	-	-	-	4,830,594	4,050.751
Redemptions	(29,849,057)	(24,590.494)	(6,842)	(5.730)	-	-	-	-	(29,855,899)	(24,596.224)
Addt'l units allocated *	-	456.990	-	-	-	-	-	153.409	-	610.399
Net income	39,498,104	-	171,349	-	-	-	699,752	-	40,369,205	-
Managing Owner's allocation:
New Profit-Accrued	-	-	-	-	41,988	33.115	-	-	41,988	33.115
Trust capital at March 31, 2010	$879,281,237	693,461.798	$3,579,949	2,800.985	$41,988	33.115	$11,637,326	9,178.002	$894,540,500	705,473.900

Net asset value per unit outstanding at at March 31, 2010:	$1,267.96		$1,278.10

* Additional units are issued to Unitholders who are charged less than a 7% brokerage fee	(Continued)

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the three months ended March 31, 2009:

					New Profit
	Series 1 Unitholders		Series 3 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Trust capital at
January 1, 2009	$1,018,820,851	743,122.758	$-	-	$-	-	$11,560,510	8,432.177	$1,030,381,361	751,554.935
Subscriptions	31,329,480	22,695.480	-	-	-	-	-	-	31,329,480	22,695.480
Redemptions	(22,070,110)	(16,211.173)	-	-	-	-	-	-	(22,070,110)	(16,211.173)
Addt'l units allocated *	-	472.961	-	-	-	0.030	-	145.484	-	618.475
Net loss	(32,375,990)	-	-	-	(1,572)	-	(173,981)		(32,551,543)	-
Managing Owner's allocation:
New Profit-Accrued	-	-	-	-	31,726	22.686	-	-	31,726	22.686
Trust capital at
March 31, 2009	$995,704,231	750,080.026	$-	-	$30,154	22.716	$11,386,529	8,577.661	$1,007,120,914	758,680.403

Net asset value per unit outstanding at at March 31, 2009:	$1,327.46

* Additional units are issued to Unitholders who are charged less than a 7% brokerage fee

See notes to financial statements	(Concluded)

Global Macro Trust
Statements of Financial Highlights (UNAUDITED)

For the three months ended March 31	2010		2009
	Series 1	Series 3	Series 1

Net income (loss) from operations:
Net investment loss	$(20.08)	$(6.58)	$(18.66)
Net realized and unrealized gains (losses) on trading of futures and forward currency contracts	76.17	79.66	(20.07)
Net losses from U.S. Treasury obligations	(0.10)	(0.22)	(4.77)
Profit share allocated to Managing Owner	-	(16.20)	(0.04)
Net income (loss) per unit	$55.99	$56.66	$(43.54)

Net asset value per unit, beginning of period	1,211.97	1,221.44	1,371.00

Net asset value per unit, end of period	$1,267.96	$1,278.10	$1,327.46

Total return and ratios for the three months ended March 31:	2010		2009
	Series 1	Series 3	Series 1

RATIOS TO AVERAGE CAPITAL:

Net investment loss (a)	(6.62)%	(2.14)%	(5.47)%

Total expenses (a)	7.04%	2.56%	7.05%
Profit share allocation (b)	-	1.33	-
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	7.04%	3.89%	7.05%

Total return before profit share allocation (b)	4.62%	5.97%	(3.18)%
Profit share allocation (b)	-	(1.33)	-
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	4.62%	4.64%	(3.18)%

(a) annualized
(b) not annualized

See notes to financial statements

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Global Macro Trust’s (the “Trust”) financial condition at March 31, 2010 and December 31, 2009 and the results of its operations for the three months ended March 31, 2010 and 2009. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009. The December 31, 2009 information has been derived from the audited financial statements as of December 31, 2009.

With the effectiveness of the Trust’s Registration Statement on August 12, 2009, the Trust began to offer Series 2, Series 3 and Series 4 units.  The only units offered prior to such date are Series 1 units and were referred to as units.  As of March 31, 2010, no Series 2 or 4 units have been issued.

The Trust pays all routine expenses, such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee's fees, the charges of an outside accounting services agency and the expenses of updating the Prospectus), as well as extraordinary costs. At March 31, 2010, Millburn Ridgefield Corporation (the “Managing Owner”) is owed $192,607 from the Trust in connection with such expenses it has paid on the Trust's behalf (and is included in "Due to Managing Owner" in the statements of financial condition).

Unitholders in the Trust (the “Unitholders”) who redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' Net Asset Value as of the date of redemption. All redemption charges will be paid to the Managing Owner. At March 31, 2010, $7,709 of redemption charges was owed to the Managing Owner (and is included in “Due to Managing Owner” in the statements of financial condition).

Per Unit operating performance for Series 1 and Series 3 Units is calculated based on Unitholders’ trust capital for each Series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of units during the quarter.  Series 1 weighted average units outstanding were 708,969.025 and 753,438.464 for the three months ended March 31, 2010 and 2009, respectively.  Series 3 weighted average units outstanding was 2,591.868 for the three months ended March 31, 2010.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (the “U.S.”) requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements.  Actual results could differ from these estimates.

The Trust enters into contracts that contain a variety of indemnification provisions.  The Trust’s maximum exposure under these arrangements is unknown.  The Trust does not anticipate recognizing any loss related to these arrangements.

The Income Taxes topic of the Codification, clarifies the accounting for uncertainty in tax positions. This requires that the Trust recognize in its financial statements the impact of a tax position, and if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Based on a review of the Trust’s open tax years, 2006 to 2009, for the U.S. Federal jurisdiction, the New York and Delaware State jurisdictions, and the New York City jurisdiction, it did not have an impact on the Trust.  The Trust is treated as a limited partnership for federal and state income tax reporting purposes and therefore the Unitholders are responsible for the payment of taxes.

The Fair Value Measurements and Disclosures topic of the Codification defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The three levels of the fair value hierarchy are described below:

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

Cash Instruments.  The Trust’s cash instruments are generally classified within level 1 of the fair value hierarchy because they are typically valued using quoted market prices. The types of instruments valued based on quoted market prices in active markets include U.S. government obligations and a short-term U.S. government and related securities money market fund. The Managing Owner does not adjust the quoted price for such instruments, even in situations where the Trust holds a large position and a sale could reasonably impact the quoted price.

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

In January 2010, the FASB issued ASU 2010-6, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements, to amend the disclosure requirements related to recurring and nonrecurring fair value measurements.  The guidance requires new disclosures regarding transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers.  Additionally, the guidance requires a rollforward of activities, separately reporting purchases, sales, issuance, and settlements, for assets and liabilities measured using significant unobservable inputs (Level 3).  The guidance is effective for annual reporting periods that begin after December 15, 2009 and for interim periods within those annual reporting periods, except for the changes to the disclosure of rollforward activities for any Level 3 fair value measurements, which are effective for annual reporting periods that begin after December 15, 2010, and for interim periods within those annual reporting periods. During the three months ended March 31, 2010, there were no transfers of assets or liabilities between Level 1 and Level 2.

The following tables set forth by level and major category within the fair value hierarchy:

Financial Assets at Fair Value as of March 31, 2010

	Level 1	Level 2	Total
U.S. Treasury Notes	$805,032,571	$-	$805,032,571
Short-Term Money Market Fund	49,937,884	-	49,937,884
Exchange-Traded
Futures Contracts	24,504,435	-	24,504,435
Over-the-Counter
Forward Currency Contracts	-	12,030,776	12,030,776
Total assets at fair value	$879,474,890	$12,030,776	$891,505,666

Financial Assets at Fair Value as of December 31, 2009

	Level 1	Level 2	Total
U.S. Treasury Notes	$822,002,297	$-	$822,002,297
Short-Term Money Market Fund	61,919,651	-	61,919,651
Exchange-Traded
Futures Contracts	5,798,742	-	5,798,742
Over-the-Counter
Forward Currency Contracts	-	(10,655,927)	(10,655,927)
Total assets at fair value	$889,720,690	$(10,655,927)	$879,064,763

Derivative Instruments

The Derivatives and Hedging topic of the Codification requires qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.

The Trust’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Trust’s open positions and the liquidity of the markets in which it trades.

The Trust engages in the speculative trading of futures and forward contracts on interest rates, commodities, currencies, metals, energies, livestock and stock indices. The following were the primary trading risk exposures of the Trust at March 31, 2010, by market sector:

Agricultural (grains, livestock and softs) — The Trust’s primary exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions as well as supply and demand factors.

Currencies — Exchange rate risk is a principal market exposure of the Trust. The Trust’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. The fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Trust trades in a large number of currencies, including cross-rates—e.g., positions between two currencies other than the U.S. dollar.

Energies — The Trust’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Interest rates — Interest rate movements directly affect the price of the sovereign bond futures positions held by the Trust and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Trust’s profitability. The Trust’s primary interest rate exposure is to interest rate fluctuations in countries or regions including Australia, Canada, Japan, Switzerland, the United Kingdom, the United States, and the Eurozone. However, the Trust also may take positions in futures contracts on the government debt of other nations. The Managing Owner anticipates that interest rates in these industrialized countries or areas, both long-term and short-term, will remain a primary market exposure of the Trust for the foreseeable future.

Metals — The Trust’s metals market exposure is to fluctuations in the price of aluminum, copper, gold, lead, nickel, platinum, silver, tin and zinc.

Stock Indices — The Trust’s equity exposure, through stock index futures, is to equity price risk in the major industrialized countries as well as other countries.

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

See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional derivative-related information.

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at March 31, 2010 and December 31, 2009. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the statements of financial condition.

Fair Value of Futures and Forward Currency Contracts at March 31, 2010

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gains (Losses) on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Energies	$5,501,634	$(1,168,240)	$3,725,080	$(2,179,216)	$5,879,258
Grains	-	(1,095,630)	4,830,784	(10,963)	3,724,191
Interest rates	5,031,915	(3,491,563)	974,643	(17,063)	2,497,932
Livestock	59,470	(294,670)	-	-	(235,200)
Metals	5,890,284	(47,300)	51,638	(877,370)	5,017,252
Softs	611,395	(589,730)	1,139,051	(17,490)	1,143,226
Stock indices	6,710,887	(233,111)	-	-	6,477,776
Total futures contracts:	23,805,585	(6,920,244)	10,721,196	(3,102,102)	24,504,435

Forward currency contracts	13,674,512	(2,832,118)	4,803,799	(3,615,417)	12,030,776

Total futures and
forward currency contracts	$37,480,097	$(9,752,362)	$15,524,995	$(6,717,519)	$36,535,211

Fair Value of Futures and Forward Currency Contracts at December 31, 2009

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gains (Losses) on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Energies	$12,486,086	$(399,420)	$226,800	$(10,557,124)	$1,756,342
Grains	471,763	-	106,963	(585,900)	(7,174)
Interest rates	99,709	(11,137,495)	96,694	(58,944)	(11,000,036)
Livestock	-	-	-	(271,610)	(271,610)
Metals	4,051,013	(1,057,225)	45,513	(1,801,412)	1,237,889
Softs	3,088,661	-	5,100	(147,202)	2,946,559
Stock indices	11,867,210	(464,430)	-	(266,008)	11,136,772
Total futures contracts:	32,064,442	(13,058,570)	481,070	(13,688,200)	5,798,742

Forward currency contracts	4,572,427	(19,751,088)	7,406,520	(2,883,786)	(10,655,927)

Total futures and forward currency contracts	$36,636,869	$(32,809,658)	$7,887,590	$(16,571,986)	$(4,857,185)

The effect of trading futures and forward currency contracts is represented on the statements of operations for the three months ended March 31, 2010 and March 31, 2009 as “Net realized gains (losses) on closed positions, futures and forward currency contracts” and “Net change in unrealized, futures and forward currency contracts.”  These trading gains and losses are detailed below:

Trading Gains (Losses) of Futures and Forward Currency Contracts for the Three Months Ended March 31, 2010 and 2009

	Trading Gains (Losses) for the three months ended
Sector	March 31, 2010	March 31, 2009
Futures contracts:
Currencies	$-	$4,350
Energies	5,922,670	(551,083)
Grains	3,257,891	(396,476)
Interest rates	31,293,061	5,864,640
Livestock	(876,760)	1,866,910
Metals	1,030,914	(10,621,559)
Softs	(2,514,330)	(1,518,352)
Stock indices	(1,056,471)	1,730,154
Total futures contracts:	37,056,975	(3,621,416)

Forward currency contracts	17,427,633	(10,671,716)

Total futures and
forward currency contracts	$54,484,608	$(14,293,132)

The following tables present average notional value by sector of open futures and forward currency contracts for the three months ended March 31, 2010 and March 31, 2009, in U.S. Dollars. The Trust's average net asset value for the quarter ended March 31, 2010 and March 31, 2009 was approximately $887,000,000 and $1,019,000,000, respectively.

Average Notional Value by Sector of Open Futures and Forward Currency Contracts at March, 31, 2010

	Long Positions	Short Positions
Sector
Energies	227,376,872	153,379,511
Grains	18,284,885	44,686,559
Interest Rates	1,391,021,887	86,479,272
Livestock	12,868,800	11,762,315
Metals	131,062,205	18,921,634
Softs	32,440,266	6,188,390
Stock indices	602,939,713	9,872,915
Futures - Total	2,415,994,628	331,290,596
Forward currency contracts	793,261,780	249,675,868
Total notional	3,209,256,408	580,966,464

Average Notional Value by Sector of Open Futures and Forward Currency Contracts at March, 31, 2009

	Long Positions	Short Positions
Sector
Currencies	-	3,320,750
Energies	45,414,701	94,424,771
Grains	19,816,569	66,273,227
Interest Rates	613,253,557	18,768,828
Livestock	-	30,083,670
Metals	12,297,103	80,162,961
Softs	2,763,852	32,764,573
Stock indices	-	124,978,428
Futures - Total	693,545,782	450,777,208
Forward currency contracts	33,880,662	159,887,228
Total notional	727,426,444	610,664,436

Notional values in the interest rate sector were calculated by converting the notional value in local currency of all open interest rate futures positions to 10-year equivalent fixed income instruments, translated to U.S. Dollars at the relevant period end. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the Managing Owner believes it is a more meaningful representation of notional values of the Trust’s open interest rate positions.

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

All of the Trust’s forward currency trading activities are cleared by Deutsche Bank AG (“DB”) and Morgan Stanley & Co. Inc. (“MS”). The Trust’s concentration of credit risk associated with DB or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the statements of financial condition, plus the value of margin or collateral held by DB and MS. The amount of such credit risk was $114,349,166 at March 31, 2010.

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

There have been no material changes with respect to the Trust's critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Trust's Annual Report on Form 10-K for fiscal year 2009.

PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three months ended March 31, 2010 and 2009. Profit share earned (from Unitholders' redemptions) is credited to the New Profit memo account as defined in the Trust’s Trust Agreement.

	Three months ended:
	3/31/10	3/31/09
Profit share earned	0	31,726
Profit share accrued	41,988	0
Total profit share	41,988	31,726

RESULTS OF OPERATIONS

During its operations for the three months ending March 31, 2010, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

Due to the nature of the Trust’s trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Series 1 units, which were initially issued simply as “units” beginning in July 2002, were the only series of units available prior to August 2009. As a result, the performance summaries for the three months ended March 31, 2009 and 2008 only relate to the Series 1 units. Series 3 units were first issued on September 1, 2009. The Trust’s past performance is not necessarily indicative of how well it will perform in the future.

Period ended March 31, 2010

Month Ending:	Total Trust Capital

March 31, 2010	$894,540,500
December 31, 2009	879,154,612

Three Months
Change in Trust Capital	$15,385,888
Percent Change	1.75%

THREE MONTHS ENDED MARCH 31, 2010

The increase in the Trust’s net assets of $15,385,888 for the three months ended March 31, 2010 was attributable to net gain (before profit share) of $40,411,193 and subscriptions of $4,830,594, which was partially offset by redemptions of $29,855,899.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.  Brokerage fees for the three months ended March 31, 2010 decreased $2,825,705 relative to the corresponding period in 2009.  The decrease was due primarily to a decrease in average net assets during the three months ended March 31, 2010 relative to the corresponding period in 2009.

Administrative expenses for the three months ended March 31, 2010 decreased $141,602 relative to the corresponding period in 2009. The decrease was due mainly to a decrease in the Trust’s net assets during the three months ended March 31, 2010, relative to the corresponding period in 2009.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian.  Interest income for the three months ended March 31, 2010 decreased $3,199,918 relative to the corresponding period in 2009. This decrease was due to a decrease in short-term Treasury yields and by a decrease in net assets.

The Trust experienced net realized and unrealized gains of $54,672,237 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $14,566,609, administrative expenses of $570,220, custody fees of $40,612, management fees of $16,076 and accrued profit share to the Managing Owner of $41,988 were incurred. Interest income of $932,473 partially offset the Trust's expenses resulting in a net gain of $40,369,205. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	2.07%
Energies	0.71%
Grains	0.38%
Interest Rates	3.62%
Livestock	(0.10)%
Metals	0.14%
Softs	(0.30)%
Stock Indices	(0.12)%
Trading Gain/(Loss)	6.40%

MANAGEMENT DISCUSSION 2010

The Trust's Series 1 and Series 3 net asset value per unit increased 4.62% and 4.64%, respectively, for the three months ended March 31, 2010.  Profits from trading interest rate, energy, grain and metal futures and forward currency contracts, well outpaced the fractional losses sustained from trading equity, soft commodity and livestock futures.

At the start of the year the sustainability and robustness of incipient global growth was called into question amid signs that monetary policy was becoming less accommodative in China, India and other countries which had led the recovery.  Worries that fiscal stimulus in the developed world was winding down also weighed on growth prospects as did the looming Greek fiscal crisis.  Near quarter-end however, a string of positive economic statistics caused the outlook for economic expansion to brighten somewhat.

Against this background, interest rates eased and long positions in U.S., British and European note, bond and short-term interest rate futures were profitable.  On the other hand, short positions in Australian interest rate futures were profitable as the Reserve Bank of Australia continued to tighten policy to ward off feared inflation.

The burgeoning budget crisis in Greece weighed on the euro throughout the quarter and short euro positions relative to the Australian and New Zealand dollars, Hungarian forint, Polish zloty and Turkish lira were profitable.  More generally, long positions in high yielding and commodity currencies—Australian, New Zealand and Canadian dollars—versus a variety of currencies were profitable.  The U.S. dollar was not as weak as the euro but it did lose ground to the currencies of Australia, Canada, India, Columbia, Korea, Mexico and South Africa, producing profits from long positions in these currencies.

Equity trading was marginally negative although performance during the quarter and across countries was quite disparate.  Losses in January and February reflected the weaker economic outlook and signs of policy tightening.  March gains based on improving economic statistics largely offset those losses.  By country, long positions in U.S., UK, Canada and parts of Europe were profitable, while long positions in Asia, Spain Italy, Australia, Mexico and South Africa were unprofitable.

Natural gas continued to be in a bear market as increasing supplies from shale gas met decreasing demand and short natural gas futures positions were quite profitable.  Elsewhere in the energy complex, prices moved higher and long positions in crude oil products were somewhat profitable.

In the metals sector, gains from long nickel and aluminum positions modestly outweighed losses from long copper and zinc positions and a short lead trade.

Deflation was the story in agricultural markets.  Profits on short positions in corn and wheat outweighed losses on long positions in the soybean complex, cocoa and sugar where forecasts of large sugar harvests accelerated the down-move from record highs.

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

SECTOR	% GAINS/(LOSS)
Energies	(0.04)%
Grains	(0.02)%
Interest Rates	0.60%
Livestock	0.20%
Metals	(1.09)%
Softs	(0.15)%
Stock Indices	0.20%
Currencies	(1.08)%
Total	(1.38)%

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

Contractual Obligations

The Trust does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Trust’s sole business is trading futures and forward currency contracts, both long (contracts to buy) and short (contracts to sell).  All such contracts are settled by offset, not delivery.  Substantially all such contacts are for settlement within four months of the trade date and substantially all such contracts are held by the Trust for less than four months before being offset or rolled over into new contracts with similar maturities.  The Trust’s Financial Statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Trust’s open future and forward currency contracts, both long and short, at March 31, 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Value at Risk is a measure of the maximum amount which the Trust could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Trust's speculative trading and the occurrence in the markets traded by the Trust of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the amounts indicated or the Trust's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Trust's losses in any market sector will be limited to Value at Risk or by the Trust's attempts to manage its market risk.

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

The Trust's Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Trust's open positions by market category for each quarter-end during the period ended March 31, 2010. During the three months ended March 31, 2010, the Trust's average total capitalization  was approximately $875,228,000.

Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Currencies	$37.1	4.2%	$37.1	$37.1
Energies	20.8	2.4%	20.8	20.8
Grains	7.2	0.8%	7.2	7.2
Interest rates	53.2	6.1%	53.2	53.2
Livestock	1.0	0.1%	1.0	1.0
Metals	10.7	1.2%	10.7	10.7
Softs	3.0	0.3%	3.0	3.0
Stock indices	72.3	8.3%	72.3	72.3
Total	$205.3	23.4%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the three months ended March 31, 2010. Average capitalization is the average of the Trust's capitalization at the end of each of the three months ended March 31, 2010. Dollar amounts represent millions of dollars.

There otherwise has been no material change to the market risk discussed in Section 7A of the 2009 10-K.

ITEM 4T. CONTROLS AND PROCEDURES

Millburn Ridgefield Corporation, the Managing Owner of the Trust, with the participation of the Managing Owner's Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Trust as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the Managing Owner’s internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Managing Owner’s internal control over financial & reporting with respect to the Trust.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS.

Potential for Enhanced Regulation of the Over-the-Counter Derivatives Markets

Since June 2009, several legislative proposals to regulate the over-the-counter derivatives market have been proposed by the Obama Administration, the U.S. Treasury, the House of Representatives and the Senate (the “OTC Proposals”).  The OTC Proposals, among other things, would provide for comprehensive regulation of over-the counter derivatives transactions, dealers and certain end-users of over-the-counter derivatives, possibly including the Trust.  There can be no assurance that legislation will be enacted in a form comparable to that of any of the OTC Proposals or at all.  While it is difficult to accurately predict the scope of future over-the-counter legislation, such legislation may result in increased cost of over-the-counter derivatives, new clearing and exchange trading requirements and reduced availability of customized derivatives.

There otherwise are no material changes from risk factors as previously disclosed in Form 10-K, filed March 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	There have been no sales of unregistered securities of the Trust during the three months ended March 31, 2010.

(c)
Pursuant to the Trust's Declaration of Trust and Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit. The redemption of  Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following table summarizes the redemptions by Series 1 and Series 3 Unitholders during the three months ended March 31, 2010:

	Series 1		Series 3
Date of Redemption	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit

January 31, 2010	5,113.215	$1,180.15	5.730	$1,194.15
February 28, 2010	12,042.110	1,194.74	-	1,213.74
March 31, 2010	7,435.169	1,267.96	-	1,278.10
Total	24,590.494		5.730

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. (REMOVED AND RESERVED)

None

ITEM 5. OTHER INFORMATION

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

Date: May 17, 2010
/s/Tod A. Tanis
Tod A. Tanis
Vice-President
(Principal Accounting Officer)