Form 10-Q
period 2010-06-30
GLOBAL MACRO TRUST
filed 2010-08-13
CIK 1145765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:  June 30, 2010
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
Yes ☐          No ☒

Global Macro Trust
Financial statements
For the three and six months ended June 30, 2010 and 2009 (unaudited)

(a) At June 30, 2010 (unaudited) and December 31, 2009
(b) For the three and six months ended June 30, 2010 and 2009 (unaudited)
(c) For the six months ended June 30, 2010 and 2009 (unaudited)                                        +

Global Macro Trust
Statements of Financial Condition (UNAUDITED)

	June 30	December 31
	2010	2009
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes at fair value
(amortized cost $124,341,185 and $183,990,192)	$124,425,806	$184,131,564
Net unrealized appreciation on open futures and
forward currency contracts	2,145,148	8,149,438
Due from brokers	7,224,283	8,226,920
Cash denominated in foreign currencies (cost $2,589,708
and $10,850,532)	2,506,834	11,295,744
Total equity in trading accounts	136,302,071	211,803,666

INVESTMENTS IN U.S. TREASURY NOTES at fair value
(amortized cost $655,654,268 and $637,400,369)	655,993,420	637,870,733
CASH AND CASH EQUIVALENTS	57,382,704	62,306,227
ACCRUED INTEREST RECEIVABLE	6,841,266	7,477,239
TOTAL	$856,519,461	$919,457,865

LIABILITIES AND TRUST CAPITAL
LIABILITIES:
Subscriptions by Unitholders received in advance	$3,636,900	$850,000
Net unrealized depreciation on open futures and forward currency contracts	16,561,967	13,006,623
Due to Managing Owner	206,452	5,492
Accrued brokerage fees	4,483,710	4,831,803
Accrued management fees	8,635	3,753
Redemptions payable to Unitholders	6,316,921	10,404,572
Redemptions payable to Managing Owner	-	40,426
Accrued expenses	160,092	132,135
Cash denominated in foreign currencies (cost $205,002
and $-69,497)	287,233	69,509
Due to brokers	118,767	10,958,940
Total liabilities	31,780,677	40,303,253

TRUST CAPITAL:
Managing Owner interest (9,334.567 and 9,024.593 units outstanding)	11,015,728	10,937,574
Series 1 Unitholders (685,153.719 and 714,519.974 units outstanding)	808,550,636	865,980,227
Series 2 Unitholders (64.614 and 0 units outstanding)	78,350	-
Series 3 Unitholders (4,198.434 and 1,831.292 units outstanding)	5,094,070	2,236,811
Total trust capital	824,738,784	879,154,612

TOTAL:	$856,519,461	$919,457,865

NET ASSET VALUE PER UNIT OUTSTANDING:
Series 1 Unitholders	$1,180.10	$1,211.97
Series 2 Unitholders	$1,212.59	$-
Series 3 Unitholders	$1,213.33	$1,221.44

See notes to financial statements

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
June 30, 2010

FUTURES AND FORWARD CURRENCY CONTRACTS	Net unrealized Appreciation/(Depreciation) as a % of Trust Capital		Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	(0.73	) %	$(6,037,377)
Grains	0.01		54,018
Interest rates:
2 Year U.S. Treasury Note (2,221 contracts, expiration date 09/30/2010)	0.16		1,329,223
5 Year U.S. Treasury Note (1,321 contracts, expiration date 09/30/2010)	0.12		1,022,133
10 Year U.S. Treasury Note (782 contracts, expiration date 09/30/2010)	0.12		1,027,141
30 Year U.S. Treasury Bond (175 contracts, expiration date 09/30/2010)	0.05		382,375
Other interest rates	1.02		8,368,114
Total interest rates	1.47		12,128,986

Livestock	(0.14)		(1,114,290)
Metals	0.09		748,764
Softs	0.00		(16,506)
Stock indices	(1.06)		(8,765,235)
Total long futures contracts	(0.36)		(3,001,640)

Short futures contracts:
Energies	0.53		4,351,680
Grains	(0.00)		(5,263)
Interest rates	(0.02)		(138,902)
Metals	(0.27)		(2,243,248)
Softs	(0.02)		(128,811)
Stock indices	0.02		176,748
Total short futures contracts	0.24		2,012,204
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	(0.12)		(989,436)

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.45)		(3,665,745)
Total short forward currency contracts	(1.18)		(9,761,638)
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	(1.63)		(13,427,383)

TOTAL	(1.75	) %	$(14,416,819)

(Continued)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
June 30, 2010
U.S. Treasury Notes

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$244,330,000	U.S. Treasury notes, 3.875%, 07/15/2010	29.67%	$244,711,765
233,650,000	U.S. Treasury notes, 4.250%, 10/15/2010	28.66	236,388,086
112,200,000	U.S. Treasury notes, 0.875%, 03/31/2011	13.67	112,690,875
185,700,000	U.S. Treasury notes, 0.875%, 05/31/2011	22.63	186,628,500
	Total investments in U.S. Treasury notes
	(amortized cost $779,995,453)	94.63%	$780,419,226

See notes to financial statements	(Concluded)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2009

FUTURES AND FORWARD CURRENCY CONTRACTS	Net unrealized Appreciation/(Depreciation) as a % of Trust Capital		Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	1.37%		$12,086,666
Grains	0.05		471,763
Interest rates:
2 Year U.S. Treasury Note (1,190 contracts, expiration date 03/31/2010)	(0.15)		(1,356,983)
5 Year U.S. Treasury Note (714 contracts, expiration date 03/31/2010)	(0.19)		(1,625,882)
10 Year U.S. Treasury Note (404 contracts, expiration date 03/31/2010)	(0.07)		(606,828)
30 Year U.S. Treasury Bond (11 contracts, expiration date 03/31/2010)	(0.00)		(36,000)
Other interest rates	(0.85)		(7,412,093)
Total interest rates	(1.26)		(11,037,786)

Metals	0.34		2,993,788
Softs	0.35		3,088,661
Stock indices	1.31		11,402,780
Total long futures contracts	2.16		19,005,872

Short futures contracts:
Energies	(1.17)		(10,330,324)
Grains	(0.05)		(478,937)
Interest rates	0.00		37,750
Livestock	(0.03)		(271,610)
Metals	(0.20)		(1,755,899)
Softs	(0.02)		(142,102)
Stock indices	(0.03)		(266,008)
Total short futures contracts	(1.50)		(13,207,130)
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	0.66		5,798,742

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(1.72)		(15,178,661)
Total short forward currency contracts	0.51		4,522,734
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	(1.21)		(10,655,927)

TOTAL	(0.55	) %	$(4,857,185)

(Continued)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2009
U.S. Treasury Notes

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$99,500,000	U.S. Treasury notes, 1.750%, 03/31/2010	11.37%	$99,904,219
230,000,000	U.S. Treasury notes, 2.625%, 05/31/2010	26.42	232,300,000
244,330,000	U.S. Treasury notes, 3.875%, 07/15/2010	28.33	249,102,070
233,650,000	U.S. Treasury notes, 4.250%, 10/15/2010	27.38	240,696,008
	Total investments in U.S. Treasury notes
	(amortized cost $821,390,561)	93.50%	$822,002,297

See notes to financial statements	(Concluded)

Global Macro Trust
Statements of Operations (UNAUDITED)

	For the three months ended
	June 30	June 30
	2010	2009
INVESTMENT INCOME:
Interest income	$859,890	$3,670,612

EXPENSES:
Brokerage fees	14,417,724	15,973,113
Administrative expenses	573,704	686,996
Custody fees	41,774	51,921
Management fees	24,157	-
Total expenses	15,057,359	16,712,030

NET INVESTMENT LOSS	(14,197,469)	(13,041,418)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	4,424,167	(136,935,922)
Foreign exchange translation	352,273	768,611
Net change in unrealized:
Futures and forward currency contracts	(50,952,030)	45,544,460
Foreign exchange translation	(857,518)	19,801
Net losses from U.S. Treasury notes:
Net change in unrealized	(115,522)	(2,638,679)
TOTAL NET REALIZED AND UNREALIZED LOSSES	(47,148,630)	(93,241,729)

NET LOSS	(61,346,099)	(106,283,147)
LESS PROFIT SHARE TO MANAGING OWNER	(41,988)	-
NET LOSS AFTER PROFIT SHARE TO MANAGING OWNER	$(61,304,111)	$(106,283,147)

NET LOSS AFTER PROFIT SHARE TO MANAGING OWNER
PER AVERAGE UNIT OUTSTANDING
Series 1 Unitholders	$(87.86)	$(137.28)
Series 2 Unitholders	$(65.51)	$-
Series 3 Unitholders	$(64.77)	$-

See notes to financial statements

Global Macro Trust
Statements of Operations (UNAUDITED)

	For the six months ended
	June 30	June 30
	2010	2009
INVESTMENT INCOME:
Interest income	$1,792,363	$7,803,003

EXPENSES:
Brokerage fees	28,984,333	33,365,427
Administrative expenses	1,143,924	1,398,818
Custody fees	82,386	104,412
Management fees	40,233	-
Total expenses	30,250,876	34,868,657

NET INVESTMENT LOSS	(28,458,513)	(27,065,654)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	17,516,379	(103,015,201)
Foreign exchange translation	775,124	65,632
Net change in unrealized:
Futures and forward currency contracts	(9,559,634)	(2,669,393)
Foreign exchange translation	(1,020,299)	157,103
Net gains (losses) from U.S. Treasury notes:
Net change in unrealized	(187,963)	(6,275,451)
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)	7,523,607	(111,737,310)

NET LOSS	(20,934,906)	(138,802,964)
LESS PROFIT SHARE TO MANAGING OWNER	-	31,726
NET LOSS AFTER PROFIT SHARE TO MANAGING OWNER	$(20,934,906)	$(138,834,690)

NET LOSS AFTER PROFIT SHARE TO MANAGING OWNER
PER UNIT OUTSTANDING
Series 1 Unitholders	$(31.87)	$(180.82)
Series 2 Unitholders	$(65.51)	$-
Series 3 Unitholders	$(8.11)	$-

See notes to financial statements	(Concluded)

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the six months ended June 30, 2010:

							New Profit
	Series 1 Unitholders		Series 2 Unitholders		Series 3 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Trust capital at January 1, 2010	$865,980,227	714,519.974	$-	-	$2,236,811	1,831.292	$-	-	$10,937,574	9,024.593	$879,154,612	725,375.859
Subscriptions	15,080,333	11,857.466	82,000	64.614	2,958,360	2,372.872	-	-	-	-	18,120,693	14,294.952
Redemptions	(51,594,773)	(42,137.938)	-	-	(6,842)	(5.730)	-	-	-	-	(51,601,615)	(42,143.668)
Addt'l units allocated *	-	914.217	-	-	-	-	-	-	-	309.974	-	1,224.191
Net income (loss)	(20,915,151)	-	(3,650)	-	(94,259)	-	-	-	78,154	-	(20,934,906)	-
Trust capital at June 30, 2010	$808,550,636	685,153.719	$78,350	64.614	$5,094,070	4,198.434	$-	-	$11,015,728	9,334.567	$824,738,784	698,751.334

Net asset value per unit outstanding at June 30, 2010:	$1,180.10		$1,212.59		1,213.33

* Additional units are issued to Series 1 Unitholders and the Managing Owner who are charged less than a 7% brokerage fee	(Continued)

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the six months ended June 30, 2009:
			New Profit
	Series 1 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Trust capital at
January 1, 2009	$1,018,820,851	743,122.758	$-	-	$11,560,510	8,432.177	$1,030,381,361	751,554.935
Subscriptions	75,302,904	56,659.027	-	-	-	-	75,302,904	56,659.027
Redemptions	(46,385,774)	(36,120.480)	-	-	-	-	(46,385,774)	(36,120.480)
Addt'l units allocated *	-	997.784	-	0.421	-	292.962	-	1,291.167
Net loss	(137,654,453)	-	(4,225)	-	(1,176,012)		(138,834,690)	-
Managing Owner's allocation:
New Profit-Accrued	-	-	31,726	22.686	-	-	31,726	22.686
Trust capital at
June 30, 2009	$910,083,528	764,659.089	$27,501	23.107	$10,384,498	8,725.139	$920,495,527	773,407.335

Net asset value per unit outstanding at June 30, 2009:	$1,190.18

* Additional units are issued to Series 1 Unitholders and the Managing Owner who are charged less than a 7% brokerage fee

See notes to financial statements	(Concluded)

Global Macro Trust
Statements of Financial Highlights (UNAUDITED)

For the three months ended June 30	2010			2009
	Series 1	Series 2*	Series 3	Series 1

Net income (loss) from operations:
Net investment loss	$(20.45)	$(7.48)	$(6.69)	$(16.92)
Net realized and unrealized losses on trading of futures and forward currency contracts	(67.25)	(57.97)	(69.05)	(116.98)
Net losses from U.S. Treasury obligations	(0.16)	(0.06)	(0.11)	(3.38)
Profit share allocated to Managing Owner	-	-	11.08	-
Net losses per unit	$(87.86)	$(65.51)	$(64.77)	$(137.28)

Net asset value per unit, beginning of period	1,267.96	1,278.10	1,278.10	1,327.46

Net asset value per unit, end of period	$1,180.10	$1,212.59	$1,213.33	$1,190.18

Total return and ratios for the three months ended June 30:	2010			2009
	Series 1	Series 2*	Series 3	Series 1

RATIOS TO AVERAGE CAPITAL:

Net investment loss (a)	(6.64)%	(2.40)%	(2.14)%	(5.52)%

Total expenses (a)	7.04%	2.80%	2.54%	7.05%
Profit share allocation (b)	0.00	0.00	(0.87)	-
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	7.04%	2.80%	1.67%	7.05%

Total return before profit share allocation (b)	(6.93)%	(5.13)%	(5.94)%	(10.34)%
Profit share allocation (b)	0.00	0.00	0.87	-
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	(6.93)%	(5.13)%	(5.07)%	(10.34)%

(a) annualized
(b) not annualized

(Continued)

Global Macro Trust
Statements of Financial Highlights (UNAUDITED)

For the six months ended June 30:	2010			2009
	Series 1	Series 2*	Series 3	Series 1

Net income (loss) from operations:
Net investment loss	$(40.53)	$(7.48)	$(13.29)	$(35.56)
Net realized and unrealized gains (losses) on trading of futures and forward currency contracts	8.92	(57.97)	5.49	(137.09)
Net losses from U.S. Treasury obligations	(0.26)	(0.06)	(0.31)	(8.13)
Profit share allocated to Managing Owner	-	-	-	(0.04)
Net losses per unit	$(31.87)	$(65.51)	$(8.11)	$(180.82)

Net asset value per unit, beginning of period	1,211.97	1,278.10	1,221.44	1,371.00

Net asset value per unit, end of period	$1,180.10	$1,212.59	$1,213.33	$1,190.18

Total return and ratios for the six months ended June 30:	2010			2009
	Series 1	Series 2*	Series 3	Series 1

RATIOS TO AVERAGE CAPITAL:

Net investment loss (a)	(6.63)	(2.40)	(2.14)%	(5.49)%

Total expenses (a)	7.04	2.80	2.55%	7.05%
Profit share allocation (b)	0.00	0.00	0.00	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	7.04	2.80	2.55%	7.05%

Total return before profit share allocation (b)	(2.63)	(5.13)	(0.66)%	(13.19)%
Profit share allocation (b)	0.00	0.00	0.00	(0.00)
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	(2.63)	(5.13)	(0.66)%	(13.19)%

(a) annualized
(b) not annualized

*Series 2 data is since first issuance, April 1, 2010

See notes to financial statements	(Concluded)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Global Macro Trust’s (the “Trust”) financial condition at June 30, 2010 and December 31, 2009 and the results of its operations for the three and six months ended June 30, 2010 and 2009. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009. The December 31, 2009 information has been derived from the audited financial statements as of December 31, 2009.

With the effectiveness of the Trust’s Registration Statement on August 12, 2009, the Trust began to offer Series 2, Series 3 and Series 4 units.  The only units offered prior to such date are Series 1 units and were referred to as units.  As of June 30, 2010, no Series 4 units have been issued.

The Trust pays all routine expenses, such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee's fees, the  charges of an outside accounting services agency and the expenses of updating the Prospectus), as well as extraordinary costs. At June 30, 2010, Millburn Ridgefield Corporation (the “Managing Owner”) is owed $206,452 from the  Trust in connection with such expenses it has paid on the Trust's behalf (and is included in "Due to Managing Owner" in the statements of financial condition).

Series 1 Unitholders who redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' Net Asset Value as of the date of redemption. All redemption charges will be paid to the Managing Owner. At June 30, 2010, no redemption charges were owed to the Managing Owner.

Per Unit operating performance for Series 1, Series 2 and Series 3 Units is calculated based on Unitholders’ trust capital for each Series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of units during the quarter.  Series 1 weighted average units outstanding were 692,973.344 and 772,305.141 for the three months ended June 30, 2010 and 2009, respectively and 700,926.998 and 762,923.920 for the six months ended June 30, 2010, respectively.   Series 2 weighted average units outstanding were 50.109 in the period between their first issuance, April 1, 2010, and June 30, 2010.  Series 3 weighted average units outstanding were 3,788.861 and 3,193.671, respectively, for the three and six months ended June 30, 2010.

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

The Income Taxes topic of the FASB Accounting Standards Codification (the “Codification”), clarifies the accounting for uncertainty in tax positions. This requires that the Trust recognize in its financial statements the impact of a tax position, and if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Based on a review of the Trust’s open tax years, 2006 to 2009, for the U.S. Federal jurisdiction, the New York and Delaware State jurisdictions, and the New York City jurisdiction, it did not have an impact on the Trust.  The Trust is treated as a limited partnership for federal and state income tax reporting purposes and therefore the Unitholders are responsible for the payment of taxes.

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

In January 2010, the FASB issued ASU 2010-6, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements, to amend the disclosure requirements related to recurring and nonrecurring fair value measurements.  The guidance requires new disclosures regarding transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers.  Additionally, the guidance requires a rollforward of activities, separately reporting purchases, sales, issuance, and settlements, for assets and liabilities measured using significant unobservable inputs (Level 3).  The guidance is effective for annual reporting periods that begin after December 15, 2009 and for interim periods within those annual reporting periods, except for the changes to the disclosure of rollforward activities for any Level 3 fair value measurements, which are effective for annual reporting periods that begin after December 15, 2010, and for interim periods within those annual reporting periods. During the six months ended June 30, 2010, there were no transfers of assets or liabilities between Level 1 and Level 2.

The following table sets forth by level and major category within the fair value hierarchy:

Financial Assets at Fair Value as of June 30, 2010

	Level 1	Level 2	Total
U.S. Treasury Notes	$780,419,226	$-	$780,419,226
Short-Term Money Market Fund	57,007,973	-	57,007,973
Exchange-Traded
Futures Contracts	(989,436)	-	(989,436)
Over-the-Counter
Forward Currency Contracts	-	(13,427,383)	(13,427,383)
Total assets at fair value	$836,437,763	$(13,427,383)	$823,010,380

Financial Assets at Fair Value as of December 31, 2009

	Level 1	Level 2	Total
U.S. Treasury Notes	$822,002,297	$-	$822,002,297
Short-Term Money Market Fund	61,919,651	-	61,919,651
Exchange-Traded
Futures Contracts	5,798,742	-	5,798,742
Over-the-Counter
Forward Currency Contracts	-	(10,655,927)	(10,655,927)
Total assets at fair value	$889,720,690	$(10,655,927)	$879,064,763

Derivative Instruments

The Derivatives and Hedging topic of the Codification requires qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.

The Trust’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the fair value of financial instruments and contracts, the diversification effects among the Trust’s open positions and the liquidity of the markets in which it trades.

The Trust engages in the speculative trading of futures and forward contracts on interest rates, commodities, currencies, metals, energies, livestock and stock indices. The following were the primary trading risk exposures of the Trust at June 30, 2010, by market sector:

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

See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional derivative-related information.

The following table presents the fair value of open futures and forward currency contracts, held long or sold short, at June 30, 2010 and December 31, 2009.  Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition in accordance with FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts.”

Fair Value of Futures and Forward Currency Contracts at June 30, 2010

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Energies	$21,000	$(6,058,377)	$4,392,860	$(41,180)	$(1,685,697)
Grains	67,831	(13,813)	453,700	(458,963)	48,755
Interest rates	12,526,751	(397,765)	-	(138,902)	11,990,084
Livestock	-	(1,114,290)	-	-	(1,114,290)
Metals	1,185,008	(436,244)	18,505	(2,261,753)	(1,494,484)
Softs	438,131	(454,637)	-	(128,811)	(145,317)
Stock indices	1,595	(8,766,830)	206,948	(30,200)	(8,588,487)
Total futures contracts:	14,240,316	(17,241,956)	5,072,013	(3,059,809)	(989,436)

Forward currency contracts	4,363,198	(8,028,943)	1,550,788	(11,312,426)	(13,427,383)

Total futures and
forward currency contracts	$18,603,514	$(25,270,899)	$6,622,801	$(14,372,235)	$(14,416,819)

Fair Value of Futures and Forward Currency Contracts at December 31, 2009

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Energies	$12,486,086	$(399,420)	$226,800	$(10,557,124)	$1,756,342
Grains	471,763	-	106,963	(585,900)	(7,174)
Interest rates	99,709	(11,137,495)	96,694	(58,944)	(11,000,036)
Livestock	-	-	-	(271,610)	(271,610)
Metals	4,051,013	(1,057,225)	45,513	(1,801,412)	1,237,889
Softs	3,088,661	-	5,100	(147,202)	2,946,559
Stock indices	11,867,210	(464,430)	-	(266,008)	11,136,772
Total futures contracts:	32,064,442	(13,058,570)	481,070	(13,688,200)	5,798,742

Forward currency contracts	4,572,427	(19,751,088)	7,406,520	(2,883,786)	(10,655,927)

Total futures and
forward currency contracts	$36,636,869	$(32,809,658)	$7,887,590	$(16,571,986)	$(4,857,185)

The effect of trading futures and forward currency contracts is represented on the statements of operations for the three and six months ended June 30, 2010 and June 30, 2009 as “Net realized gains (losses) on closed positions, futures and forward currency contracts” and “Net change in unrealized, futures and forward currency contracts.”  These trading gains and losses are detailed below:

Trading Gains (Losses) of Futures and Forward Currency Contracts for the Three and Six Months Ended June 30, 2010 and 2009

Sector	Three months ended: June 30, 2010	Three months ended: June 30, 2009	Six months ended: June 30, 2010	Six months ended: June 30, 2009
Futures contracts:
Currencies	$-	$8,513	$-	$12,863
Energies	(17,611,212)	(11,329,790)	(11,688,542)	(11,880,873)
Grains	(1,658,723)	(1,843,800)	1,599,168	(2,240,276)
Interest rates	51,292,650	(26,798,275)	82,585,711	(20,933,635)
Livestock	(731,830)	450,870	(1,608,590)	2,317,780
Metals	(7,888,884)	(14,262,178)	(6,857,970)	(24,883,737)
Softs	(1,805,849)	(2,957,371)	(4,320,179)	(4,475,723)
Stock indices	(44,961,832)	(22,645,983)	(46,018,303)	(20,915,829)
Total futures contracts:	(23,365,680)	(79,378,014)	13,691,295	(82,999,430)

Forward currency contracts	(23,162,183)	(12,013,448)	(5,734,550)	(22,685,164)

Total futures and
forward currency contracts	$(46,527,863)	$(91,391,462)	$7,956,745	$(105,684,594)

The following tables present average notional value by sector of open futures and forward currency contracts for the three and six months ended June 30, 2010 and June 30, 2009, in U.S. Dollars.  The Trust’s average net asset value the six months ended June 30, 2010 and 2009 was approximately $866,000,000 and $997,000,000, respectively.

Average Notional Value by Sector of Open Futures and Forward Currency Contracts for the Six Months Ended June 30, 2010 and 2009

	June 30, 2010		June 30, 2009
	Long Positions	Short Positions	Long Positions	Short Positions
Sector
Currencies	$-	$-	$-	$3,320,750
Energies	194,910,966	134,589,237	51,646,377	86,722,691
Grains	17,607,195	55,279,118	21,897,119	55,272,563
Interest Rates	1,463,908,998	58,510,772	582,760,515	26,555,853
Livestock	24,557,375	23,524,630	-	29,533,753
Metals	110,190,450	34,403,847	15,224,933	57,214,226
Softs	29,733,159	6,907,613	5,347,832	25,785,347
Stock indices	488,215,515	12,023,215	33,444,878	104,093,838
Futures - Total	2,329,123,658	325,238,432	710,321,654	388,499,021
Forward currency contracts	604,948,863	224,247,932	116,647,583	168,077,810
Total notional	$2,934,072,521	$549,486,364	$826,969,237	$556,576,831

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

A significant portion of the Trust’s forward currency trading activities are cleared by Deutsche Bank AG (“DB”) and Morgan Stanley & Co. Inc. (“MS”).  The Trust’s concentration of credit risk associated with DB or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the statements of financial condition, plus the value of margin or collateral held by DB and MS. The amount of such credit risk was $65,525,629 at June 30, 2010.

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

PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and six months ended June 30, 2010 and 2009. Profit share earned (from Unitholders' redemptions) is credited to the New Profit memo account as defined in the Trust’s Trust Agreement.

	Three months ended:
	6/30/10	6/30/09
Profit share earned	-	-
Reversal of profit share(1)	(41,988)	-
Profit share accrued (2)	-	-
Total profit share	(41,988)	-

	Six months ended:
	6/30/10	6/30/09
Profit share earned	-	31,726
Profit share accrued (2)	-	-
Total profit share	-	31,726

(1)	At April 1
(2)	At June 30

RESULTS OF OPERATIONS

During its operations for the three and six months ended June 30, 2010, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

Due to the nature of the Trust’s trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.  The Trust’s past performance is not necessarily indicative of how it will perform in the future.

Series 1 Units, which were initially issued simply as “units” beginning in July 2002, were the only units available prior to August 2009.  As a result, the performance summaries for the three and six months ended June 30, 2009 only relate to Series 1 units.  Series 3 units were first issued on September 1, 2009 and Series 2 units were first issued on April 1, 2010.

Periods ended June 30, 2010

Month Ending:	Total Trust Capital

June 30, 2010	$824,738,784
March 31, 2010	894,540,500
December 31, 2009	879,154,612

	Three Months	Six Months
Change in Trust Capital	$(69,801,716)	$(54,415,828)
Percent Change	(7.80)%	(6.19)%

THREE MONTHS ENDED JUNE 30, 2010

The decrease in the Trust’s net assets of $69,801,716 for the three months ended June 30, 2010 was attributable to net loss before profit share of $61,346,099 and redemptions of $21,745,716 which was partially offset by subscriptions of $13,290,099.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.  Brokerage fees for the three months ended June 30, 2010 decreased $1,555,389 relative to the corresponding period in 2009 due to a decrease in the Trust’s net assets.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian.  Interest income for the three months ended June 30, 2010 decreased $2,810,722 relative to the corresponding period in 2009. This decrease was due predominantly to a decrease in net assets as well as short-term Treasury yields.

The Trust experienced net realized and unrealized losses of $47,148,630 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $14,417,724, administrative expenses of $573,704, custody fees of $41,774 and management fees of $24,157 were incurred.  Interest income of $859,890 and a reduction of the incentive fee of $41,988 partially offset the Trust's expenses resulting in a net loss of $61,304,111. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	-2.77%
Energies	-2.06%
Grains	-0.21%
Interest Rates	6.33%
Livestock	-0.08%
Metals	-0.94%
Softs	-0.23%
Stock Indices	-5.29%
Trading Gain/(Loss)	-5.25%

SIX MONTHS ENDED JUNE 30, 2010

The decrease in the Trust’s net assets of $54,415,828 for the six months ended June 30, 2010 was attributable to net loss of $20,934,906 and redemptions of $51,601,615 which was partially offset by subscriptions of $18,120,693.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.  Brokerage fees for the six months ended June 30, 2010 decreased $4,381,094 relative to the corresponding period in 2009 due to a decrease in the Trust’s net assets.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian.  Interest income for the six months ended June 30, 2010 decreased $6,010,640 relative to the corresponding period in 2009. This decrease was due predominantly to a decrease net assets as well as short-term Treasury yields.

The Trust experienced net realized and unrealized gains of $7,523,607 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $28,984,333, administrative expenses of $1,143,924, custody fees of $82,386 and management fees of $40,233 were incurred. Interest income of $1,792,363 partially offset the Trust's expenses resulting in a net loss of $20,934,906. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	-0.76%
Energies	-1.37%
Grains	0.18%
Interest Rates	10.18%
Livestock	-0.18%
Metals	-0.80%
Softs	-0.53%
Stock Indices	-5.90%
Trading Gain/(Loss)	0.82%

MANAGEMENT DISCUSSION – 2010

Three months ended June 30, 2010

Series 1, Series 2 and Series 3 had negative returns of 6.93%, 5.13% and 5.07%, respectively for the three months ended June 30, 2010.  Losses from trading stock index futures, currency forwards, energy futures, and to a lesser extent metal and agricultural commodity futures well outpaced the significant gains from trading interest rate futures.

While the quarter started on a positive note, several significant events in May, including the European debt crisis, the May 6 “flash crash”, weaker economic data from China, the sinking of a South Korea naval vessel and the BP oil leak, triggered abrupt price moves and trend reversals that resulted in a sizable loss for the Trust and ushered in a plethora of uncertainties that produced further erosion in the NAV during June.  Market participants wondered: Is inflation or deflation to be feared?  Is growth slowing temporarily or are we facing the second leg of a double-dip recession?  Will government fiscal policies focus on supporting aggregate demand or on reducing deficits and borrowing?  How will changes in financial regulations worldwide impact business growth potential?  How will the developed nations’ sovereign debt crisis play out?  In this environment, risk aversion, that had been absent in April, resurfaced unexpectedly in May and June.  Consequently, equity prices declined, commodity prices weakened, which put pressure on commodity and growth oriented currencies, and safe haven funds flowed into precious metals and into U.S., German, British and Japanese government securities.

The Trust entered the quarter with long positions in most stock index futures and, therefore, suffered losses from the global equity market sell-off as measured by the abrupt 15% drop in the MSCI World Equity Index that occurred between late April and late May.  Losses were broad-based and sustained from trading of US, European, Asian and South African indices.

Short dollar positions versus the growth oriented and commodity currencies  of Australia, New Zealand, Brazil, Canada, Chile, Russia, India, Mexico, Singapore, Turkey, South Africa and Korea produced losses as traders reduced risky trades and sought safe haven US dollars.  A long dollar position versus the euro was profitable.  Non-dollar cross rate trading was almost flat for the quarter as profits from short euro and Scandinavian currency trades countered losses from other short Swiss, Australian and New Zealand dollar trades.

Long positions in commodities were dealt a blow by weakened worldwide growth prospects.  For example, in May alone, the S&P GSCI Total Return Index, an unleveraged long only commodity index, was down 13.2%.

The energy sector was particularly hard hit and long positions in Brent and WTI crude, heating oil, gas oil and reformulated gasoline blendstock (RBOB) were unprofitable.  Crude inventories were already high particularly in the U.S. and currency and economic growth problems were enough to trigger a significant price drop.

Except for gold, which benefited from the flight to safety, long positions in metals were unprofitable.  Long positions in zinc, copper, nickel, aluminum and platinum (which traded like an industrial metal in May and June) generated losses.

Trading of agricultural and soft commodities was fractionally unprofitable as prices of sugar, corn and various categories of wheat found support due to weather developments leading to losses from short positions.

Three months ended March 31, 2010

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

Contractual Obligations

The Trust does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Trust’s sole business is trading futures and forward currency contracts, both long (contracts to buy) and short (contracts to sell).  All such contracts are settled by offset, not delivery.  Substantially all such contacts are for settlement within four months of the trade date and substantially all such contracts are held by the Trust for less than four months before being offset or rolled over into new contracts with similar maturities.  The Trust’s financial statements present a condensed schedule of investments setting forth net unrealized appreciation (depreciation) of the Trust’s open future and forward currency contracts, both long and short, at June 30, 2010.

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

The Trust's Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Trust's open positions by market category for each quarter-end during the period ended June 30, 2010. During the six months ended June 30, 2010, the Trust's average total capitalization  was approximately $872,203,000.

Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Currencies	$26.3	3.0%	$37.1	$15.5
Energies	15.7	1.8%	20.8	10.5
Grains	9.0	1.0%	10.7	7.2
Interest rates	48.1	5.5%	53.2	42.9
Livestock	1.0	0.1%	1.0	0.9
Metals	10.2	1.2%	10.7	9.6
Softs	3.0	0.3%	3.0	3.0
Stock indices	51.8	6.0%	72.3	31.3
Total	$165.1	18.9%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the six months ended June 30, 2010. Average capitalization is the average of the Trust's capitalization at the end of each of the six months ended June 30, 2010. Dollar amounts represent millions of dollars.

ITEM 4T. CONTROLS AND PROCEDURES

Millburn Ridgefield Corporation, the Managing Owner of the Trust, with the participation of the Managing Owner's Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Trust as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the Managing Owner’s internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Managing Owner’s internal control over financial reporting with respect to the Trust.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was enacted in July 2010. The Reform Act includes provisions that comprehensively regulate the over-the-counter derivatives markets for the first time. While there is a considerable degree of uncertainty surrounding the scope of the Reform Act, the passage of the Reform Act may result in increased cost of over-the-counter derivatives, new clearing and exchange trading requirements and reduced availability of customized derivatives.

There otherwise are no material changes from risk factors as previously disclosed in Form 10-K, filed March 31, 2010.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	There have been no sales of unregistered securities of the Trust during the three months ended June 30, 2010.

(c)
Pursuant to the Trust's Declaration of Trust and Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit. The redemption of  Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following table summarizes the redemptions by Series 1 Unitholders during the three months ended June 30, 2010:

	Series 1
Date of Redemption	Units Redeemed	NAV per Unit

April 30, 2010	7,136.504	$1,311.13
May 31, 2010	5,058.071	1,200.44
June 30, 2010	5,352.869	1,180.10
Total	17,547.444

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None.
ITEM 6. (a) EXHIBITS

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

Date: August 13, 2010
/s/Tod A. Tanis
Tod A. Tanis
Vice-President
(principal accounting officer)