Form 10-Q
period 2010-09-30
GLOBAL MACRO TRUST
filed 2010-11-15
CIK 1145765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:  September 30, 2010
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

Yes ☐          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No ☒

PART 1. FINANANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Global Macro Trust
Financial statements
For the three and nine months ended September 30, 2010 and 2009 (unaudited)

(a) At September 30, 2010 and December 31, 2009
(b) For the three and nine months ended September 30, 2010 and 2009
(c) For the nine months ended September 30, 2010 and 2009

Global Macro Trust
Statements of Financial Condition (UNAUDITED)

	September 30	December 31
	2010	2009
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes at fair value
(amortized cost $145,088,869 and $183,990,192)	$145,205,081	$184,131,564
Net unrealized appreciation on open futures and
forward currency contracts	43,060,537	8,149,438
Due from brokers	5,957,796	8,226,920
Cash denominated in foreign currencies (cost $10,047,016
and $10,850,532)	10,350,858	11,295,744
Total equity in trading accounts	204,574,272	211,803,666

INVESTMENTS IN U.S. TREASURY NOTES at fair value
(amortized cost $633,308,565 and $637,400,369)	633,862,183	637,870,733
CASH AND CASH EQUIVALENTS	32,957,982	62,306,227
ACCRUED INTEREST RECEIVABLE	5,343,216	7,477,239
TOTAL	$876,737,653	$919,457,865

LIABILITIES AND TRUST CAPITAL
LIABILITIES:
Subscriptions by Unitholders received in advance	$4,656,280	$850,000
Net unrealized depreciation on open futures and forward currency contracts	-	13,006,623
Due to Managing Owner	124,814	5,492
Accrued brokerage fees	4,700,510	4,831,803
Accrued management fees	15,043	3,753
Redemptions payable to Unitholders	6,745,570	10,404,572
Redemptions payable to Managing Owner	-	40,426
Accrued expenses	93,311	132,135
Cash denominated in foreign currencies (cost $0 and $-69,497)	-	69,509
Due to brokers	3,633,624	10,958,940
Total liabilities	19,969,152	40,303,253

TRUST CAPITAL:
Managing Owner interest (9,567.303 and 9,024.593 units outstanding)	11,931,369	10,937,574
Series 1 Unitholders (670,289.872 and 714,519.974 units outstanding)	835,917,706	865,980,227
Series 2 Unitholders (71.686 and 0 units outstanding)	91,932	-
Series 3 Unitholders (6,875.530 and 1,831.292 units outstanding)	8,827,494	2,236,811
Total trust capital	856,768,501	879,154,612

TOTAL:	$876,737,653	$919,457,865

NET ASSET VALUE PER AVERAGE UNIT OUTSTANDING:
Series 1 Unitholders	$1,247.10	$1,211.97
Series 2 Unitholders	$1,282.42	$-
Series 3 Unitholders	$1,283.90	$1,221.44

See notes to financial statements

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
September 30, 2010

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/(Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	0.53%	$4,544,230
Grains	0.24	2,016,792
Interest rates:
2 Year U.S. Treasury Note (2,134 contracts, expiration date 12/31/2010)	0.08	662,063
5 Year U.S. Treasury Note (834 contracts, expiration date 12/31/2010)	0.04	325,946
10 Year U.S. Treasury Note (411 contracts, expiration date 12/31/2010)	0.01	94,297
30 Year U.S. Treasury Bond (145 contracts, expiration date 12/31/2010)	(0.00)	(8,438)
Other interest rates	0.17	1,466,237
Total interest rates	0.30	2,540,105

Livestock	(0.04)	(335,200)
Metals	1.07	9,186,565
Softs	0.34	2,920,002
Stock indices	0.46	3,902,434
Total long futures contracts	2.90	24,774,928
Short futures contracts:
Energies	(0.19)	(1,641,749)
Grains	0.09	758,650
Metals	(0.37)	(3,156,699)
Softs	(0.04)	(337,696)
Stock indices	0.00	27,190
Total short futures contracts	(0.51)	(4,350,304)
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	2.39	20,424,624
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	3.32	28,479,911
Total short forward currency contracts	(0.68)	(5,843,998)
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	2.64	22,635,913

TOTAL	5.03%	$43,060,537

(Continued)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
September 30, 2010
U.S. Treasury Notes

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$233,650,000	U.S. Treasury notes, 4.250%, 10/15/2010	27.31%	$234,015,078
112,200,000	U.S. Treasury notes, 0.875%, 03/31/2011	13.14	112,568,156
185,700,000	U.S. Treasury notes, 0.875%, 05/31/2011	21.77	186,512,438
244,330,000	U.S. Treasury notes, 1.000%, 08/31/2011	28.71	245,971,592
	Total investments in U.S. Treasury notes
	(amortized cost $778,397,434)	90.93%	$779,067,264

See notes to financial statements	(Concluded)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
December 31, 2009

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/(Depreciation) as a % of Trust Capital		Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	1.37%		$12,086,666
Grains	0.05		471,763
Interest rates:
2 Year U.S. Treasury Note (1,190 contracts, expiration date 03/31/2010)	(0.15)		(1,356,983)
5 Year U.S. Treasury Note (714 contracts, expiration date 03/31/2010)	(0.19)		(1,625,882)
10 Year U.S. Treasury Note (404 contracts, expiration date 03/31/2010)	(0.07)		(606,828)
30 Year U.S. Treasury Bond (11 contracts, expiration date 03/31/2010)	(0.00)		(36,000)
Other interest rates	(0.85)		(7,412,093)
Total interest rates	(1.26)		(11,037,786)

Metals	0.34		2,993,788
Softs	0.35		3,088,661
Stock indices	1.31		11,402,780
Total long futures contracts	2.16		19,005,872
Short futures contracts:
Energies	(1.17)		(10,330,324)
Grains	(0.05)		(478,937)
Interest rates	0.00		37,750
Livestock	(0.03)		(271,610)
Metals	(0.20)		(1,755,899)
Softs	(0.02)		(142,102)
Stock indices	(0.03)		(266,008)
Total short futures contracts	(1.50)		(13,207,130)
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	0.66		5,798,742
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(1.72)		(15,178,661)
Total short forward currency contracts	0.51		4,522,734
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	(1.21)		(10,655,927)

TOTAL	(0.55	) %	$(4,857,185)

(Continued)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
December 31, 2009

U.S. Treasury Notes

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$99,500,000	U.S. Treasury notes, 1.750%, 03/31/2010	11.37%	$99,904,219
230,000,000	U.S. Treasury notes, 2.625%, 05/31/2010	26.42	232,300,000
244,330,000	U.S. Treasury notes, 3.875%, 07/15/2010	28.33	249,102,070
233,650,000	U.S. Treasury notes, 4.250%, 10/15/2010	27.38	240,696,008
	Total investments in U.S. Treasury notes
	(amortized cost $821,390,561)	93.50%	$822,002,297

See notes to financial statements	(Concluded)

Global Macro Trust
Statements of Operations (UNAUDITED)

	For the three months ended
	September 30	September 30
	2010	2009
INVESTMENT INCOME:
Interest income	$769,816	$1,660,987

EXPENSES:
Brokerage fees	13,912,538	15,191,420
Administrative expenses	565,863	732,355
Custody fees	40,022	46,721
Management fees	40,253	1,741
Total expenses	14,558,676	15,972,237

NET INVESTMENT LOSS	(13,788,860)	(14,311,250)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	3,056,182	8,385,614
Foreign exchange translation	(493,124)	-
Net change in unrealized:
Futures and forward currency contracts	57,477,356	33,733,681
Foreign exchange translation	878,951	411,398
Net gains (losses) from U.S. Treasury notes:
Net change in unrealized	246,057	(162,015)
TOTAL NET REALIZED AND UNREALIZED GAINS	61,165,422	42,368,678

NET INCOME	47,376,562	28,057,428
LESS PROFIT SHARE TO MANAGING OWNER	92,688	8,467
NET INCOME AFTER PROFIT SHARE TO MANAGING OWNER	$47,283,874	$28,048,961

NET INCOME AFTER PROFIT SHARE TO MANAGING OWNER
PER AVERAGE UNIT OUTSTANDING
Series 1 Unitholders	$67.00	$36.56
Series 2 Unitholders	$69.83	$-
Series 3 Unitholders	$70.57	$40.66

See notes to financial statements

Global Macro Trust
Statements of Operations (UNAUDITED)

	For the nine months ended
	September 30	September 30
	2010	2009
INVESTMENT INCOME:
Interest income	$2,562,179	$9,463,990

EXPENSES:
Brokerage fees	42,896,871	48,556,847
Administrative expenses	1,709,787	2,131,173
Custody fees	122,408	151,133
Management fees	80,486	1,741
Total expenses	44,809,552	50,840,894

NET INVESTMENT LOSS	(42,247,373)	(41,376,904)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	20,572,561	(94,629,587)
Foreign exchange translation	282,010	65,632
Net change in unrealized:
Futures and forward currency contracts	47,917,722	31,064,288
Foreign exchange translation	(141,358)	568,501
Net gains (losses) from U.S. Treasury notes:
Net change in unrealized	58,094	(6,437,466)
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)	68,689,029	(69,368,632)

NET INCOME (LOSS)	26,441,656	(110,745,536)
LESS PROFIT SHARE TO MANAGING OWNER	92,688	40,193
NET INCOME (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER	$26,348,968	$(110,785,729)

NET INCOME (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER
PER AVERAGE UNIT OUTSTANDING
Series 1 Unitholders	$35.13	$(144.26)
Series 2 Unitholders	$4.32	$-
Series 3 Unitholders	$62.46	$40.66

See notes to financial statements	(Concluded)

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the nine months ended September 30, 2010:

							New Profit
	Series 1 Unitholders		Series 2 Unitholders		Series 3 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Trust capital at
January 1, 2010	$865,980,227	714,519.974	$-	-	$2,236,811	1,831.292	$-	-	$10,937,574	9,024.593	$879,154,612	725,375.859
Subscriptions	20,797,312	16,700.428	90,530	71.686	6,593,522	5,355.968	-	-	-	-	27,481,364	22,128.082
Redemptions	(75,921,484)	(62,300.819)	-	-	(387,647)	(311.730)	-	-	-	-	(76,309,131)	(62,612.549)
Addt'l units allocated *	-	1,370.289	-	-	-	-	-	0.006	-	468.349	-	1,838.644
Net income	25,061,651	-	1,402	-	384,808	-	47	-	901,060	-	26,348,968	-
Managing Owner's allocation:
New Profit-Accrued	-	-	-	-	-	-	92,688	74.355	-	-	92,688	74.355
Trust capital at
September 30, 2010	$835,917,706	670,289.872	$91,932	71.686	$8,827,494	6,875.530	$92,735	74.361	$11,838,634	9,492.942	$856,768,501	686,804.391

Net asset value per unit outstanding at September 30, 2010:	$1,247.10		$1,282.42		1,283.90

* Additional units are issued to Series 1 Unitholders and the Managing Owner who are charged less than a 7% brokerage fee

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the nine months ended September 30, 2009:

							New Profit
	Series 1 Unitholders		Series 2 Unitholders		Series 3 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Trust capital at
January 1, 2009	$1,018,820,851	743,122.758	$-	-	$-	-	$-	-	$11,560,510	8,432.177	$1,030,381,361	751,554.935
Subscriptions	75,302,904	56,659.027	-	-	1,000,000	846.805	-	-	-	-	76,302,904	57,505.832
Redemptions	(77,370,215)	(62,246.436)	-	-	-	-	-	-	-	-	(77,370,215)	(62,246.436)
Addt'l units allocated *	-	1,504.533	-	-	-	-	-	0.818	-	443.157	-	1,948.508
Net income (loss)	(110,144,474)	-	-	-	34,435	-	(2,892)	-	(672,798)		(110,785,729)	-
Managing Owner's allocation:
New Profit-Accrued	-	-	-	-	-	-	40,193	29.588	-	-	40,193	29.588
Trust capital at
September 30, 2009	$906,609,066	739,039.882	$-	-	$1,034,435	846.805	$37,301	30.406	$10,887,712	8,875.334	$918,568,514	748,792.427

Net asset value per unit outstanding at September 30, 2009:	$1,226.74				$1,221.57

* Additional units are issued to Series 1 Unitholders and the Managing Owner who are charged less than a 7% brokerage fee

See notes to financial statements

Global Macro Trust
Statements of Financial Highlights (UNAUDITED)

For the three months ended September 30	2010			2009
	Series 1	Series 2	Series 3	Series 1	Series 3*

Net income (loss) from operations:
Net investment loss	$(20.14)	$(7.67)	$(6.91)	$(18.95)	$(2.01)
Net realized and unrealized gains on
trading of futures and forward currency contracts	86.79	90.70	91.61	55.73	52.72
Net gains (losses) from U.S. Treasury
obligations	0.35	0.36	0.35	(0.21)	(0.05)
Profit share allocated to Managing Owner	0.00	(13.56)	(14.48)	(0.01)	(10.00)
Net income per unit	$67.00	$69.83	$70.57	$36.56	$40.66

Net asset value per unit,
beginning of period	1,180.10	1,212.59	1,213.33	1,190.18	1,180.91

Net asset value per unit,
end of period	$1,247.10	$1,282.42	$1,283.90	$1,226.74	$1,221.57

Total return and ratios for the three months ended September 30:	2010			2009
	Series 1	Series 2	Series 3	Series 1	Series 3*

RATIOS TO AVERAGE CAPITAL:

Net investment loss (a)	(6.68)%	(2.46)%	(2.21)%	(6.36)%	(1.98)%

Total expenses (a)	7.04%	2.83%	2.58%	7.09%	2.64%
Profit share allocation (b)	0.00	1.09	1.16	0.00	0.82
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	7.04%	3.92%	3.74%	7.09%	3.46%

Total return before profit share allocation (b)	5.68%	6.88%	7.01%	3.07%	4.29%
Profit share allocation (b)	0.00	(1.12)	(1.19)	(0.00)	(0.85)
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	5.68%	5.76%	5.82%	3.07%	3.44%

(a) annualized
(b) not annualized

*Series 3 2009 data is since first issuance, September 1, 2009	(Continued)

Global Macro Trust
Statements of Financial Highlights (UNAUDITED)

For the nine months ended September 30:	2010			2009
	Series 1	Series 2*	Series 3	Series 1	Series 3*

Net income (loss) from operations:
Net investment loss	$(60.68)	$(15.17)	$(20.27)	$(54.50)	$(2.01)
Net realized and unrealized gains (losses) on
trading of futures and forward currency contracts	95.73	34.86	104.02	(81.34)	52.72
Net gains (losses) from U.S. Treasury
obligations	0.08	0.36	0.28	(8.37)	(0.05)
Profit share allocated to Managing Owner	0.00	(15.73)	(21.57)	(0.05)	(10.00)
Net income (loss) per unit	$35.13	$4.32	$62.46	$(144.26)	$40.66

Net asset value per unit,
beginning of period	1,211.97	1,278.10	1,221.44	1,371.00	1,180.91

Net asset value per unit,
end of period	$1,247.10	$1,282.42	$1,283.90	$1,226.74	$1,221.57

Total return and ratios for the nine months ended September 30:	2010			2009
	Series 1	Series 2*	Series 3	Series 1	Series 3*

RATIOS TO AVERAGE CAPITAL:

Net investment loss (a)	(6.64)%	(2.44)%	(2.18)%	(5.76)%	(1.98)%

Total expenses (a)	7.04%	2.82%	2.56%	7.07%	2.64%
Profit share allocation (b)	0.00	1.26	1.74	0.00	0.82
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	7.04%	4.08%	4.30%	7.07%	3.46%

Total return before profit share allocation (b)	2.90%	1.40%	6.66%	(10.52)%	4.29%
Profit share allocation (b)	0.00	(1.06)	(1.55)	(0.00)	(0.85)
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	2.90%	0.34%	5.11%	(10.52)%	3.44%

(a) annualized
(b) not annualized

*Series 2 and Series 3 2009 data is since first issuance, April 1, 2010 and September 1, 2009, respectively

See notes to financial statements	(Concluded)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Global Macro Trust’s (the “Trust”) financial condition at September 30, 2010 and December 31, 2009 and the results of its operations for the three and nine months ended September 30, 2010 and 2009. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009. The December 31, 2009 information has been derived from the audited financial statements as of December 31, 2009.

With the effectiveness of the Trust’s Registration Statement on August 12, 2009, the Trust began to offer Series 2, Series 3 and Series 4 units.  The only units offered prior to such date were the Series 1 units.  Series 4 units were first issued on November 1, 2010.

The Trust pays all routine expenses, such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee's fees, the charges of an outside accounting services agency and the expenses of updating the Trust's Prospectus), as well as extraordinary costs. At September 30, 2010, Millburn Ridgefield Corporation (the “Managing Owner”) is owed $124,814 from the Trust in connection with such expenses it has paid on the Trust's behalf (and is included in "Due to Managing Owner" in the Statements of Financial Condition).

Series 1 Unitholders in the Trust (the “Unitholders”) who redeem units at or prior to the end of the first eleven months after such units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the Managing Owner. At September 30, 2010, no redemption charges were owed to the Managing Owner.

Per unit operating performance for Series 1, Series 2 and Series 3 units is calculated based on Unitholders’ Trust capital for each Series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of units during the quarter.  Series 1 weighted average units outstanding were 682,108.731 and 755,290.736 for the three months ended September 30, 2010 and 2009, respectively and 694,585.311 and 760,351.565 for the nine months ended September 30, 2010 and 2009, respectively.  Series 2 weighted average units outstanding were 69.292 for the three months ended September 30, 2010 and 59.753 in the period between their first issuance, April 1, 2010 and September 30, 2010.  Series 3 weighted average units outstanding were 6,335.727 for the three months ending September 30, 2010 and 4,252.533 for the nine months ended September 30, 2010.  Series 3 weighted average units outstanding were 846.805 in the period between their first issuance, September 1, 2009 and September 30, 2009.

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

The Income Taxes topic of the FASB Accounting Standards Codification (the “Codification”) clarifies the accounting for uncertainty in tax positions. This requires that the Trust recognize in its financial statements the impact of a tax position, and if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Based on a review of the Trust’s open tax years, 2007 to 2009, for the U.S. Federal jurisdiction, the New York and Delaware State jurisdictions, and the New York City jurisdiction, it did not have an impact on the Trust.  The Trust is treated as a limited partnership for federal and state income tax reporting purposes and therefore the unitholders are responsible for the payment of taxes.

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

Derivative Contracts.  Derivative contracts can be exchange-traded or over-the-counter (“OTC”). Exchange-traded futures contracts are valued based on quoted closing settlement prices and typically fall within Level 1 of the fair value hierarchy.

OTC derivatives, or forward currency contracts, are valued based on pricing models that consider the current market prices plus the time value of money (“Forward Points”) and contractual prices of the underlying financial instruments. The Forward Points from the quotation service providers are generally in periods of one month, two months, three months and six months forward while the contractual forward delivery dates for the foreign forward currency contracts traded by the Trust may be in between these periods. The Managing Owner’s policy is to calculate the Forward Points for each contract being valued by determining the number of days from the date the forward currency contract is being valued to its maturity date and then using straight-line interpolation to calculate the valuation of Forward Points for the applicable forward currency contract. Model inputs can generally be verified and model selection does not involve significant management judgment. Such instruments are typically classified within Level 2 of the fair value hierarchy.

In January 2010 the FASB issued ASU 2010-6, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements, to amend the disclosure requirements related to recurring and nonrecurring fair value measurements.  The guidance requires new disclosures regarding transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy including the reasons and the timing of the transfers.  Additionally the guidance requires a rollforward of activities separately reporting purchases, sales, issuances and settlements for assets and liabilities measured using significant unobservable inputs (Level 3).  The guidance is effective for annual reporting periods that begin after December 15, 2009 and for interim periods within those annual reporting periods expect for the changes to the disclosure of rollforward activities for any Level 3 fair value measurements which are effective for annual periods that begin after December 15, 2010 and for interim periods within those annual reporting periods.  During the nine months that ended September 30, 2010 there were no transfers of assets or liabilities between Level 1 and Level 2.

The following tables set forth by level and major category within the fair value hierarchy:

Financial Assets at Fair Value as of September 30, 2010

	Level 1	Level 2	Total
U.S. Treasury Notes	$779,067,264	$0	$779,067,264
Short-Term Money Market Fund	32,662,639	0	32,662,639
Exchange-Traded
Futures Contracts	20,424,624	0	20,424,624
Over-the-Counter
Forward Currency Contracts	0	22,635,913	22,635,913
Total assets at fair value	$832,154,527	$22,635,913	$854,790,440

Financial Assets at Fair Value as of December 31, 2009

	Level 1	Level 2	Total
U.S. Treasury Notes	$822,002,297	$-	$822,002,297
Short-Term Money Market Fund	61,919,651	-	61,919,651
Exchange-Traded
Futures Contracts	5,798,742	-	5,798,742
Over-the-Counter
Forward Currency Contracts	-	(10,655,927)	(10,655,927)
Total assets at fair value	$889,720,690	$(10,655,927)	$879,064,763

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

The Trust engages in the speculative trading of futures and forward contracts on interest rates, grains, softs, currencies, metals, energies, livestock and stock indices. The following were the primary trading risk exposures of the Trust at September 30, 2010, by market sector:

Agricultural (grains, livestock and softs) – The Trust’s primary exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions.

Currencies – Exchange rate risk is a principal market exposure of the Trust.  The Trust’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs.  The fluctuations are influenced by interest rate changes as well as political and general economic conditions.  The Trust trades in a large number of currencies, including cross-rates—e.g., positions between two currencies other than the U.S. dollar.

Energies – The Trust’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide.  Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Interest Rates – Interest rate movements directly affect the price of the sovereign bond futures positions held by the Trust and indirectly the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Trust’s profitability.  The Trust’s primary interest rate exposure is to interest rate fluctuations in countries or regions including Australia, Canada, Japan, Switzerland, the United Kingdom, the U.S., and the Eurozone. However, the Trust also may take positions in futures contracts on the government debt of other nations.  The Managing Owner anticipates that interest rates in these industrialized countries or areas, both long-term and short-term, will remain the primary market exposure of the Trust for the foreseeable future.

Metals – The Trust’s metals market exposure is to fluctuations in the price of aluminum, copper, gold, lead, nickel, platinum, silver, tin and zinc.

Stock Indices – The Trust’s equity exposure, through stock index futures, is to equity price risk in the major industrialized countries as well as other countries.

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

See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional derivative-related information.

The following tables presents the fair value of open futures and forward currency contracts, held long or sold short, at September 30, 2010 and December 31, 2009. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial condition.

Fair Value of Futures and Forward Currency Contracts at September 30, 2010

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Energies	$5,451,620	$(907,390)	$2,374,380	$(4,016,129)	$2,902,481
Grains	3,340,255	(1,323,463)	758,650	-	2,775,442
Interest rates	4,619,552	(2,079,447)	-	-	2,540,105
Livestock	-	(335,200)	-	-	(335,200)
Metals	9,186,565	-	-	(3,156,699)	6,029,866
Softs	2,920,002	-	-	(337,696)	2,582,306
Stock indices	5,010,620	(1,108,186)	152,898	(125,708)	3,929,624
Total futures contracts:	30,528,614	(5,753,686)	3,285,928	(7,636,232)	20,424,624

Forward currency contracts	29,919,155	(1,439,244)	4,126,378	(9,970,376)	22,635,913

Total futures and
forward currency contracts	$60,447,769	$(7,192,930)	$7,412,306	$(17,606,608)	$43,060,537

Fair Value of Futures and Forward Currency Contracts at December 31, 2009

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Energies	$12,486,086	$(399,420)	$226,800	$(10,557,124)	$1,756,342
Grains	471,763	-	106,963	(585,900)	(7,174)
Interest rates	99,709	(11,137,495)	96,694	(58,944)	(11,000,036)
Livestock	-	-	-	(271,610)	(271,610)
Metals	4,051,013	(1,057,225)	45,513	(1,801,412)	1,237,889
Softs	3,088,661	-	5,100	(147,202)	2,946,559
Stock indices	11,867,210	(464,430)	-	(266,008)	11,136,772
Total futures contracts:	32,064,442	(13,058,570)	481,070	(13,688,200)	5,798,742

Forward currency contracts	4,572,427	(19,751,088)	7,406,520	(2,883,786)	(10,655,927)

Total futures and
forward currency contracts	$36,636,869	$(32,809,658)	$7,887,590	$(16,571,986)	$(4,857,185)

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three and nine months ended September 30, 2010 and September 30, 2009 as “Net realized gains (losses) on closed positions, futures and forward currency contracts” and “Net change in unrealized, futures and forward currency contracts.”  These trading gains and losses are detailed below:

Trading Gains (Losses) of Futures and Forward Currency Contracts for the Three and Nine Months Ended September 30, 2010 and 2009

Sector	Three months ended: September 30, 2010	Three months ended: September 30, 2009	Nine months ended: September 30, 2010	Nine months ended: September 30, 2009
Futures contracts:
Currencies	$-	$-	$-	$12,863
Energies	(2,011,136)	(5,808,597)	(13,699,678)	(17,689,470)
Grains	(4,704,981)	1,954,679	(3,105,813)	(285,597)
Interest rates	21,005,154	11,352,510	103,590,865	(9,581,125)
Livestock	1,138,570	704,790	(470,020)	3,022,570
Metals	4,680,802	2,485,753	(2,177,168)	(22,397,984)
Softs	3,468,077	2,949,517	(852,102)	(1,526,206)
Stock indices	18,327,634	13,990,085	(27,690,669)	(6,925,744)
Total futures contracts:	41,904,120	27,628,737	55,595,415	(55,370,693)

Forward currency contracts	18,629,418	14,490,558	12,894,868	(8,194,606)

Total futures and forward currency contracts	$60,533,538	$42,119,295	$68,490,283	$(63,565,299)

The following tables present average notional value by sector in U.S. dollars of open futures and forward currency contracts for the nine months ended September 30, 2010 and September 30, 2009.  The Trust’s average net asset value for the nine months ended September 30, 2010 and 2009 was approximately $862,000,000 and $970,000,000, respectively.

Average Notional Value by Sector of Open Futures and Forward Currency Contracts for the Nine Months Ended September 30, 2010 and 2009

	September 30, 2010		September 30, 2009

Sector	Long Positions	Short Positions	Long Positions	Short Positions
Futures contracts:
Currencies	$-	$-	$-	$3,320,750
Energies	180,011,855	131,399,930	59,933,928	90,087,099
Grains	44,493,902	45,309,907	19,735,526	55,570,332
Interest rates	1,356,791,931	58,510,772	769,565,031	32,278,493
Livestock	22,477,710	23,524,630	-	28,767,585
Metals	164,665,200	93,509,683	29,539,691	57,214,226
Softs	28,802,079	7,610,214	10,172,047	20,829,909
Stock indices	465,220,534	15,761,819	236,383,749	104,093,838
Total futures contracts:	2,262,463,211	375,626,955	1,125,329,972	392,162,232

Forward currency contracts	697,130,385	224,221,010	306,256,214	172,207,965

Total futures and forward currency contracts	$2,959,593,596	$599,847,965	$1,431,586,186	$564,370,197

Notional values in the interest rate sector were calculated by converting the notional value in local currency of all open interest rate futures positions to 10-year equivalent fixed income instruments, translated to U.S. dollars at September 30, 2010 and 2009. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the Managing Owner believes it is a more meaningful representation of notional values of the Trust’s open interest rate positions.

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

The Managing Owner seeks to minimize credit risk primarily by depositing and maintaining the Trust’s assets at financial institutions and trading counterparties which the Managing Owner believes to be creditworthy. In addition, for OTC forward currency contracts, the Trust enters into master netting agreements with its counterparties. Collateral posted at the various counterparties for trading of futures and forward currency contracts includes cash and U.S. Treasury notes.

A significant portion of the Trust’s forward currency trading activities are cleared by Deutsche Bank AG (“DB”) and Morgan Stanley & Co. Inc. (“MS”). The Trust’s concentration of credit risk associated with DB or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition, plus the value of margin or collateral held by DB and MS. The amount of such credit risk was $104,497,860 and $86,384,538 at September 30, 2010 and September 30, 2009, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

The Trust raises additional capital only through the sale of units. Trust capital may also be increased by interest income and trading profits, if any. The Trust does not engage in borrowing. Units may be offered for sale as of the beginning of each month during any period for which the Trust has an effective registration statement.

The Trust trades futures and forward contracts on interest rates, grains, softs, currencies, metals, energies, livestock and stock indices. Due to the nature of the Trust's business, substantially all its assets are represented by cash and U.S. government obligations, while the Trust maintains its market exposure through open futures and forward contract positions.

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

PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and nine months ended September 30, 2010 and 2009. Profit share earned (from Unitholders' redemptions) is credited to the New Profit memo account as defined in the Trust’s Trust Agreement.

	Three months ended:
	September 30, 2010	September 30, 2009
Profit share earned	1,157	0
Profit share accrued (1)	91,531	8,467
Total profit share	92,688	8,467

	Nine months ended:
	September 30, 2010	September 30, 2009
Profit share earned	1,157	31,726
Profit share accrued (1)	91,531	8,467
Total profit share	92,688	40,193

(1)	At September 30

RESULTS OF OPERATIONS

During its operations for the three and nine months ending September 30, 2010, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

Due to the nature of the Trust’s trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Series 1 Units, which were initially issued simply as “Units” beginning in July 2002 were the only units available prior to August 2009.  As a result, the performance summaries for the three and nine months ended September 30, 2009 only relate to Series 1 Units.  Series 3 Units were first issued on September 1, 2009 and Series 2 Units were first issued on April 1, 2010.  Series 4 units are not reflected below as they were first issued on November 1, 2010

Periods ended September 30, 2010

Month Ending:	Total Trust Capital

September 30, 2010	$856,768,501
June 30, 2010	824,738,784
December 31, 2009	879,154,612

	Three Months	Nine Months
Change in Trust Capital	$32,029,717	$(22,386,111)
Percent Change	3.88%	(2.55)%

THREE MONTHS ENDED SEPTEMBER 30, 2010

The increase in the Trust’s net assets of $32,029,717 for the three months ended September 30, 2010 was attributable to net income (before profit share) of $47,376,562 and subscriptions of $9,360,671 and was partially offset by redemptions of $24,707,516.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.  Brokerage fees for the three months ended September 30, 2010 decreased $1,278,882 relative to the corresponding period in 2009 due to a decrease in the Trust’s average net assets.

Administrative expenses for the three months ended September 30, 2010 decreased $166,492 relative to the corresponding period in 2009. The decrease was due mainly to a decrease in the Trust's net assets during the three months ended September 30, 2010 relative to the corresponding period.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian.  Interest income for the three months ended September 30, 2010 decreased $891,171 relative to the corresponding period in 2009. This decrease was due predominantly to a decrease in short-term Treasury yields in addition to a decrease in average net assets.

The Trust experienced net realized and unrealized gains of $61,165,422 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $13,912,538, administrative expenses of $565,863, custody fees of $40,022, management fees of $40,253 and a profit share of $92,688 were incurred. Interest income of $769,816 partially offset the Trust's expenses resulting in a net income of $47,283,874. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	2.29%
Energies	-0.26%
Grains	-0.59%
Interest Rates	2.60%
Livestock	0.14%
Metals	0.59%
Softs	0.42%
Stock Indices	2.27%
Trading Gain	7.46%

NINE MONTHS ENDED SEPTEMBER 30, 2010

The decrease in the Trust’s net assets of $22,386,111 for the nine months ended September 30, 2010 was attributable to redemptions of $76,309,131 which was partially offset by subscriptions of $27,481,364 and net income (before profit share) of $26,441,656.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.  Brokerage fees for the nine months ended September 30, 2010 decreased $5,659,976 relative to the corresponding period in 2009 due to a decrease in the Trust’s average net assets.

Administrative expenses for the nine months ended September 30, 2010 decreased $421,386 relative to the corresponding period in 2009. The decrease was due mainly to a decrease in the Trust's net assets during the nine months ended September 30, 2010 relative to the corresponding period in 2009.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian.  Interest income for the nine months ended September 30, 2010 decreased $6,901,811 relative to the corresponding period in 2009. This decrease was due predominantly to a decrease in short-term Treasury yields and by a decrease in average net assets.

The Trust experienced net realized and unrealized gains of $68,689,029 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $42,896,871, administrative expenses of $1,709,787, custody fees of $122,408, management fees of $80,486 and profit share of $92,688 were incurred. Interest income of $2,562,179 partially offset the Trust's expenses resulting in a net gain of $26,348,968. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	1.51%
Energies	-1.62%
Grains	-0.41%
Interest Rates	13.04%
Livestock	-0.03%
Metals	-0.22%
Softs	-0.11%
Stock Indices	-3.82%
Trading Gain	8.34%

MANAGEMENT DISCUSSION – 2010

Three months ended September 30, 2010

The Trust's Series 1, Series 2 and Series 3 net asset value per unit increased 5.68%, 5.76% and 5.82%, respectively, for the three months ended September 30, 2010.  Gains from trading interest rate futures, stock index futures, currency forwards and, to a lesser extent, metal futures well outpaced a small loss from trading energy futures.  Agricultural commodity futures trading had no appreciable impact on performance.

Fed Chairman Bernanke’s July statement that “the economic outlook is unusually uncertain” was reflected in the markets’ schizophrenic attitude toward risk during the quarter swinging from risk seeking in July to risk aversion in August and back to risk seeking in September.

Long positions in U.S. and European notes and bonds and in dollar short-term interest rate futures were very profitable in the third quarter, especially in July and August when investors were seeking safety and the Fed was emphasizing its intention to maintain low interest rates for an extended period.  Meanwhile, long Australian interest rate futures positions produced losses as the Reserve Bank of Australia raised official rates in response to a buoyant domestic economy.  Late in the quarter, concerns about tighter monetary policies and the need to finance large deficits led to higher yields, somewhat reducing earlier gains.

Favorable earnings reports, easy monetary policy and, by September, some improvement in the worldwide growth outlook supported equity markets.  Profits were generated from long stock index futures positions in the U.S., Europe, Canada, Mexico, Korea and Singapore while short positions in Japanese and Australian index futures produced small losses.

During the quarter, the threat of competitive devaluations, capital controls, currency interventions and trade wars became an almost daily part of official discussions and pronouncements.  The U.S., euro-zone and Japan all seemed to be vying for the dubious honor of having the poorest outlook.  The dollar slid significantly versus commodity oriented, higher growth and high interest rate currencies.  Long positions were profitable in the currencies of Brazil, India, Columbia, Chile, Australia, Singapore, South Africa and Turkey.  Turning to non-dollar cross rates, short euro positions versus the Czech, Polish and Swedish units and a long Aussie dollar/short Canadian dollar trade were profitable.

Gold and silver prices benefitted from the flight out of paper currencies and an improving optimism about economic growth, especially in Asia, which also boosted industrial metals.  Long positions in gold, silver, tin, copper and nickel produced profits, while short aluminum, lead and zinc positions sustained losses.

In the energy sector, trading of crude and products generated a small loss that was partially offset by profits from natural gas trading.

Agricultural commodities were buffeted by supply and weather problems.  A long cotton position was profitable but losses on short corn, wheat and sugar positions in July and August more than offset that gain.

Three months ended June 30, 2010

Series 1, Series 2 and Series 3 had negative returns of 6.93%, 5.13% and 5.07%, respectively, for the three months ended June 30, 2010.  Losses from trading stock index futures, currency forwards, energy futures, and to a lesser extent metal and agricultural commodity futures well outpaced the significant gains from trading interest rate futures.

While the quarter started on a positive note, several significant events in May, including the European debt crisis, the May 6 “Flash Crash,” weaker economic data from China, the sinking of a South Korea naval vessel and the BP oil leak, triggered abrupt price moves and trend reversals that resulted in a sizable loss for the Trust and ushered in a plethora of uncertainties that produced further erosion of the net asset value during June.  Market participants wondered: Is inflation or deflation to be feared?  Is growth slowing temporarily or are we facing the second leg of a double-dip recession?  Will government fiscal policies focus on supporting aggregate demand or on reducing deficits and borrowing?  How will changes in financial regulations worldwide impact business growth potential?  How will the developed nations’ sovereign debt crisis play out?  In this environment, risk aversion, that had been absent in April, resurfaced unexpectedly in May and June.  Consequently, equity prices declined, commodity prices weakened, which put pressure on commodity and growth oriented currencies, and safe haven funds flowed into precious metals and into U.S., German, British and Japanese government securities.

The Trust entered the quarter with long positions in most stock index futures and, therefore, suffered losses from the global equity market sell-off as measured by the abrupt 15% drop in the MSCI World Equity Index that occurred between late April and late May.  Losses were broad-based and sustained from trading of U.S., European, Asian and South African indices.

Short dollar positions versus the growth oriented and commodity currencies  of Australia, New Zealand, Brazil, Canada, Chile, Russia, India, Mexico, Singapore, Turkey, South Africa and Korea produced losses as traders reduced risky trades and sought safe haven U.S. dollars.  A long dollar position versus the euro was profitable.  Non-dollar cross rate trading was almost flat for the quarter as profits from short euro and Scandinavian currency trades countered losses from other short Swiss, Australian and New Zealand dollar trades.

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

Equity trading was marginally negative although performance during the quarter and across countries was quite disparate.  Losses in January and February reflected the weaker economic outlook and signs of policy tightening.  March gains based on improving economic statistics largely offset those losses.  By country, long positions in U.S., UK, Canada and parts of Europe were profitable, while long positions in Asia, Spain, Italy, Australia, Mexico and South Africa were unprofitable.

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

Three months ended June 30, 2009

The Trust's Series 1 net asset value decreased 10.34% for the three months ended June 30, 2009. The trend reversals which had commenced abruptly in mid-March continued in April and May, and were followed in June by volatile non-directional range trading. Consequently losses were sustained in each of the major sectors of the portfolio: interest rates, stock indices, currencies, energy, metals and agricultural commodities.

During April and May, market participants took heart from evidence that the worldwide recession was easing, banking systems were stabilizing, and credit markets were thawing.  As stock markets rallied, losses were generated on existing short positions which were gradually reduced and reversed to long positions by early June.  This stock market action, improving sentiment about the global economy and a willingness of investors to take on more risk weakened the dollar which had been playing a safe haven role during the financial crisis.  Thus, long dollar positions produced losses and were reversed to short dollar positions by the end of May.  The weaker dollar supported commodity prices, as did fears of inflation, improved capital goods orders and signs of improving Chinese demand.  Consequently, losses were registered as short energy, metals, and agricultural positions were being reduced and, in many cases, reversed. The weaker dollar and higher commodity prices combined with the Treasury’s increased borrowing needs and the Fed’s quantitative easing to send interest rates on intermediate and long term government debt markedly higher, even as short rates remained near zero.  Losses were incurred from long note and bond futures, positions which were reduced significantly.

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

Three months ended March 31, 2009

The Trust's Series 1 net asset value decreased 3.18% for the three months ended March 31, 2009. As the year began, the trends which had been dominant since the middle of 2008—declining equities, declining commodities, declining interest rates, and a rising U.S. dollar—persisted, and the Trust posted a moderate gain.  However, in early March, many of these trends reversed abruptly and the Trust suffered a loss during the final three weeks of the quarter that more than outweighed the earlier gain.  For the quarter, trading of metals, currencies, energy and soft commodities futures was unprofitable, while trading of interest rate futures, and to a lesser extent equity and livestock futures was profitable.

For much of the quarter, a profusion of international government interventions failed to allay concerns about the ongoing financial and economic crisis which continued to roil markets. In this environment, the Trust continued to hold short positions in equity indices worldwide; short positions in most energy, metals, and agricultural commodity markets; long positions in interest rate futures; and long U.S. dollar positions.  Consequently, into early March, as equity and commodity prices fell, and as the dollar rose, the Trust registered a gain.

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

Contractual Obligations

The Trust does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company.  The Trust’s sole business is trading futures and forward contracts, both long (contracts to buy) and short (contacts to sell).  All such contracts are settled by offset, not delivery.  Substantially all such contracts are for settlement within one year of the trade date and substantially all such contracts are held by the Trust for less than one year before being offset or rolled over into new contracts with similar maturities.  The Trust’s financial statements present a condensed schedule of investments setting forth the Trust’s open futures and forward currency contracts, both long and short, at September 30, 2010.

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

Quantifying the Trust's Trading Value at Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Trust's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The Trust's Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Trust's open positions by market category for each quarter-end during the period ended September 30, 2010. During the nine months ended September 30, 2010, the Trust's average total capitalization  was approximately $862,357,000.

Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Currencies	$29.2	3.4%	$37.1	$15.5
Energies	17.4	2.0%	21.0	10.5
Grains	9.2	1.1%	10.7	7.2
Interest rates	46.1	5.3%	53.2	42.2
Livestock	0.9	0.1%	1.0	0.7
Metals	10.4	1.2%	11.0	9.6
Softs	3.0	0.3%	3.1	3.0
Stock indices	51.4	6.0%	72.3	31.3
Total	$167.6	19.4%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the nine months ended September 30, 2010. Average capitalization is the average of the Trust's capitalization at the end of each of the nine months ended September 30, 2010. Dollar amounts represent millions of dollars.

Qualitative Disclosures

There have been no material changes in the qualitative disclosures about market risk since the end of the preceeding fiscal year.

ITEM 4. CONTROLS AND PROCEDURES

Millburn Ridgefield Corporation, the Managing Owner of the Trust, with the participation of the Managing Owner's Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Trust as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the Managing Owner’s internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Managing Owner’s internal control over financial reporting with respect to the Trust.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was enacted in July 2010.  The Reform Act includes provisions that comprehensively regulate the over-the-counter derivatives markets for the first time.

The Reform Act will mandate that a substantial portion of OTC derivatives must be executed in regulated markets and submitted for clearing to regulated clearinghouses.  OTC trades submitted for clearing will be subject to minimum initial and variation margin requirements set by the relevant clearinghouse, as well as possible CFTC-mandated margin requirements.  The Commodity Futures Trading Commission (the “CFTC”) also has broad discretion to impose margin requirements on non-cleared OTC derivatives and new requirements will apply to the holding of customer collateral by OTC derivatives dealers.  These requirements may increase the amount of collateral the Trust is required to provide and the costs associated with providing it.  Although the Reform Act includes limited exemptions from the clearing and margin requirements for so-called “end-users,” the Trust is not expected to be able to rely on such exemptions.  In addition, the OTC derivative dealers with which the Trust may execute its OTC derivatives trades will not be able to rely on the end-user exemptions under the Reform Act and therefore such dealers will be subject to clearing and margin requirements irrespective of whether the Trust is subject to such requirements.  OTC derivative dealers also will be required to post margin to the clearinghouses through which they clear their customers’ trades instead of using such margin in their operations, as is currently permitted.  This will increase the OTC derivative dealers’ costs, and these increased costs are expected to be passed through to other market participants in the form of higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.

The CFTC may also require a substantial portion of derivative transactions that are currently executed on a bi-lateral basis in the OTC markets to be executed through a regulated securities, futures, or swap exchange or execution facility.  Such requirements may make it more difficult and costly for investment funds, including the Trust, to enter into highly tailored or customized transactions.  They may also render certain strategies in which the Trust might otherwise engage impossible or so costly that they will no longer be economical to implement.

OTC derivative dealers and major OTC derivatives market participants will be required to register with the CFTC.  The Trust or the Managing Owner may be required to register as major participants in the OTC derivatives markets.  Dealers and major participants will be subject to minimum capital and margin requirements.  These requirements may apply irrespective of whether the OTC derivatives in question are exchange-traded or cleared.  OTC derivatives dealers will also be subject to new business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest, and other regulatory burdens.  These requirements may further increase the overall costs for OTC derivative dealers, which costs are also likely to be passed along to market participants.  The overall impact of the Reform Act on the Trust is highly uncertain and it is unclear how the OTC derivatives markets will adapt to this new regulatory regime.

There are otherwise no material changes from risk factors as previously disclosed in Form 10-K, filed March 31, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS

(a)	There have been no sales of unregistered securities of the Trust during the three and nine months ended September 30, 2010.

(c)
Pursuant to the Trust’s Declaration of Trust and Trust Agreement, Unitholders may redeem their units at the end of each calendar month at the then current month-end net asset value per Unit.  The redemption of units has no impact on the value of Units that remain outstanding and units are not reissued once redeemed.

The following table summarizes the redemptions by Unitholders during the three months ended September 30, 2010:

	Series 1		Series 2		Series 3
Date of Redemption	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit

July 31, 2010	5,418.498	$1,169.47	-	$1,206.23	-	$1,207.22
August 31, 2010	9,335.378	1,204.49	-	1,243.23	306.000	1,244.46
September 30, 2010	5,409.005	1,247.10	-	1,282.42	-	1,283.90
Total	20,162.881		-		306.000

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

Date: November 15, 2010
/s/Tod A. Tanis
Tod A. Tanis
Vice-President
(Principal Accounting Officer)