Form 10-K
period 2010-12-31
GLOBAL MACRO TRUST
filed 2011-03-30
CIK 1145765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑  Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Year Ended: December 31, 2010
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

Registrant’s telephone number, including area code: (203) 625-8211

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

Not applicable.

Documents Incorporated by Reference

Registrant’s Financial Statements for the years ended December 31, 2010, 2009 and 2008 and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2010, is incorporated by reference into Part II Item 8 and Part IV hereof and filed as an exhibit herewith.

PART I

Item 1.   Business

(a)   General development of business

Global Macro Trust (the “Trust”) is a Delaware statutory trust organized on July 23, 2001 pursuant to a Declaration of Trust and Trust Agreement (the “Trust Agreement”), under the Delaware Statutory Trust Act.  The Trust originally filed a registration statement, under the Securities Act of 1933, as amended (the “Securities Act”), with the Securities and Exchange Commission (“SEC”) to register $50 million of units of beneficial interest (the “Units”), which registration statement became effective March 26, 2002.  Between April 1, 2002 and June 30, 2002 (the “Initial Offering”), the Units were publicly offered at an initial price of $1,000 per Unit.  The proceeds of the Initial Offering and interest thereon were held in an account in the name of the Trust at FBR National Bank & Trust, Bethesda, Maryland, until July 1, 2002 at which time an aggregate of $1,290,457 was turned over to the Trust and the Trust commenced operations.  The Trust has subsequently registered additional Units with the SEC to bring the total dollar amount of Units registered for sale to $1,450,000,000 of which $3,880,734 expired, and a total of $1,297,383,380 of Units have been sold to the public as of December 31, 2010.  The Net Asset Value of a Series 1 Unit originally sold for $1,000 as of July 1, 2002 was $1,314.17 as of December 31, 2010.  The Net Asset Value of a Series 2 Unit originally sold for $1,278.10 as of April 1, 2010 was $1,350.56 as of December 31, 2010.  The Net Asset Value of a Series 3 Unit originally sold for $1,180.91 as of September 1, 2009 was $1,352.80 as of December 31, 2010.  The Net Asset Value of a Series 4 Unit originally sold for $1,315.33 as of November 1, 2010 was $1,366.01 as of December 31, 2010.  As of December 31, 2010, Units were being offered on a monthly basis at Net Asset Value per Unit.  The Units are offered through a number of registered broker-dealer selling agents on a best efforts basis.

The Trust engages in speculative trading in the futures and forward currency markets and may trade options thereon as well as swap contracts.  The amount of capital raised for the Trust should not have a significant impact on its operations, as the Trust has no significant capital expenditure or working capital requirements other than to pay trading losses, brokerage fees and charges.

Millburn Ridgefield Corporation (the “Managing Owner”), a Delaware corporation organized in May 1982, is the managing owner and the commodity trading advisor for the Trust.  It is the corporate successor to a futures trading and advisory organization which has been continuously managing assets in the currency and futures markets using quantitative, systematic techniques since 1971.  The Managing Owner has been registered with the Commodity Futures Trading Commission (“CFTC”) as a “commodity pool operator” since July 1, 1982 and as a “commodity trading advisor” since September 13, 1984 and has been a member of the National Futures Association (“NFA”) since July 1, 1982.  The Millburn Corporation, an affiliate of the Managing Owner, performs research, trading, technology, operations, fund accounting, tax, legal, compliance, human resources, and other administrative functions for the Trust and other commodity pools and investment partnerships managed by the Managing Owner.

The Managing Owner invested $400 in the Trust as an initial capital contribution to the Trust and $2,000,000 in the Trust at the outset of trading and subsequently has contributed an additional $3,812,100 and has redeemed $37,870,395 as of December 31, 2010.  After reflecting a net gain of $5,837,500 and profit share of $37,143,124 from inception up to and including December 31, 2010, this investment totaled $10,922,729, as of December 31, 2010.

(b)   Financial information about industry segments

The Trust’s business constitutes only one segment, i.e., a speculative commodity pool.  The Trust does not engage in sales of goods and services.  Financial information regarding the Trust’s business is set forth in Item 6 “Selected Financial Data” and in the Trust’s Financial Statements included as Exhibit 13.01 to this report.

(c)   Narrative description of business

The Trust engages in the speculative trading of futures and forward currency contracts and may trade options thereon as well as swap contracts.  The Trust’s sole trading advisor is the Managing Owner.  The Managing Owner trades the Trust’s assets in the agricultural, metals, energy, interest rate and stock indices futures markets and in the currency markets, trading primarily forward contracts in the interbank market.  The Managing Owner makes investment and trading decisions pursuant to its investment and trading method, which includes technical trend analysis, certain non-trend-following technical systems, and money management principles, which may be revised from time to time.  The objective of the Managing Owner’s investment and trading method is to (i) use trend-following models to participate in all major sustained price moves in the markets traded and (ii) simultaneously deploy shorter-term opportunistic models that may or may not take positions in the same direction as trend-following positions. The Managing Owner’s approach is medium-term to long-term in nature.  The Managing Owner’s approach employs models that analyze data over a time spectrum from a few hours to multiple years.  A majority of trades generated by quantitative models may be unprofitable.  Their objective is to make a few large profits, more than offsetting their numerous but smaller losses.  Consequently, during periods in which no major price trends develop in a market, trend-following models are likely to incur substantial losses.  Similarly, during periods when market behavior is unsuitable for non-trend following models, such models are likely to incur substantial losses.

The Managing Owner is engaged in an ongoing research effort to improve its investment and trading methods and to apply its quantitative analytic expertise to new financial products.

Successful systematic futures trading depends on two factors: 1) development and selection of the trading systems used in each market and 2) allocation of portfolio risk among the markets available for trading.

Market environments change over time, and particular systems may perform well in one environment but poorly in another.  Likewise, market sectors and individual markets go through periods where systematic trading is very profitable and other periods where no system makes any money.

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

Of course, systems can be materially different – better in some periods and worse in others.  The main distinguishing features are the time-frame over which systems work (intra-day to long-term), the type of data fed into them (granularity [ticks to weeks/months], type [market or economic statistics], source [cash, futures or options markets generated data or government and industry generated statistical information]), and the objective of the system (profiting from trends, trading-ranges or volatility).  No single approach will work all the time.  Therefore, the Managing Owner’s objective is to have several approaches operating at all times.  Since the early 1980s, the Managing Owner has selected multiple systems for each market.

When arriving at the portfolio allocation, the Managing Owner seeks maximum diversification subject to liquidity constraints.  The markets traded and allocations are reviewed monthly, although changes may occur [more or] less frequently.  The following factors are considered in constructing a universe of markets to trade for each portfolio:  profitability, correlation of market performance, liquidity of markets, professional judgment, desired diversification and transaction costs.  Once the universe of markets is established, the Managing Owner’s simulation and optimization techniques help determine which markets to include in the Trust’s portfolio.  The current allocation to any market in the portfolio does not exceed 2.5% of total market exposure.

Risk is a function of both price level and price volatility.  For example, a 100,000 barrel crude oil position is worth more and is, therefore, probably more risky with oil at $90 per barrel than with oil at $50 per barrel.  Similarly, oil would be more risky if prices are moving in a 5% daily range than if prices are moving in a 1% daily range.  The Managing Owner sizes the position in each market taking into account its measurement of risk based on price level and volatility in that market.  Market exposure is then managed by the position-sizing models which measure the risk in the portfolio’s position in each market.  In the event the model determines that the risk has changed beyond an acceptable threshold, it will signal a change in the position — a decrease in position size when risk increases and an increase in position size when risk decreases.  The Managing Owner’s position-sizing models maintain overall portfolio risk and distribution of risk across markets within designated ranges.  The position-sizing model manages the position traded by each of the (directional) trading systems discussed above.  A secondary benefit of the position-sizing model can be timely profit taking.  Because markets tend to become more volatile after a profitable trend has been long underway, the position-sizing model often signals position reductions before trend reversals.

In addition, the Managing Owner’s risk management focuses on money management principles applicable to the portfolio as a whole rather than to individual markets.  The first principle is portfolio diversification, which attempts to improve the quality of profits by reducing volatility.

Additional money management principles applicable to the portfolio as a whole include: (1) limiting the assets committed as margin or collateral, generally within a range of 5% to 35% of an account’s net assets, though the amount may at any time be higher or lower; (2) prohibiting pyramiding — that is, using unrealized profits in a particular market as margin for additional positions solely in the same market; and (3) changing the equity used for trading by an account solely on a controlled periodic basis, not automatically due to an increase in equity from trading profits.

Another important risk management function is the careful control of leverage or total portfolio exposure.  Leverage levels are determined by simulating the entire portfolio — all markets, all systems, all risk control models, the exact weightings of the markets in the portfolio and the proposed level of leverage — over the past five or ten years to determine the portfolio’s simulated risk and return characteristics as well as the worst case experienced by the portfolio in the simulation period.  The worst case, or peak-to-trough drawdown, is measured from a daily high in portfolio assets to the subsequent daily low whether that occurs days, weeks or months after the daily high.  If the Managing Owner considers the drawdown too severe or the portfolio’s simulated volatility too high, it reduces the leverage or total portfolio exposure.  There are, however, no restrictions on the amount of leverage the Trust may use at any given time.

Decisions whether to trade a particular market require the exercise of judgment.  The decision not to trade certain markets for certain periods, or to reduce the size of a position in a particular market, may result at times in missing significant profit opportunities.

The Managing Owner employs discretion in the execution of trades where trader expertise plays a role in timing of orders and, from time to time, may adjust the size of a position, long or short, in any given market indicated by its systematic trading strategies.  This exercise of discretion (other than in trade execution) generally occurs only in response to unusual market conditions that may not have been factored into the design of the trading systems and is generally intended to reduce risk exposure.  Decisions to make such adjustments also require the exercise of judgment and may include consideration of the volatility of the particular market; the pattern of price movements, both inter-day and intra-day; open interest; volume of trading; changes in spread relationships between various forward contracts; and overall portfolio balance and risk exposure.

The Trust is open-ended and may offer Series 1, Series 2, Series 3 and Series 4 Units at their respective Net Asset Value as of the first day of each month.  The only differences between the Units of each Series, referred to collectively herein as “Units,” are the applicable fees and expenses.  Otherwise, the Units of each Series are identical to the Units of such other Series and share pro rata in the profits and losses of the Trust.  Series 2 and Series 3 Units are available only to (i) investors participating in a registered investment adviser’s asset-based fee or fixed fee advisory program through which an investment adviser recommends a portfolio allocation to the Trust and (ii) the Managing Owner, its affiliates and their respective employees.  The only difference between the Series 2 and Series 3 Units is the custodial fee applicable to Series 2 Units.  Series 4 Units are available only to employees and former employees of the Managing Owner and its affiliates who purchase their Units through The Millburn Corporation 401(k) and Profit Sharing Plan.  Unitholders (“Unitholders”) may redeem any or all of their Units upon 10 business days’ written notice to the Managing Owner at their Net Asset Value as of the last day of any month.  Series 1 Units redeemed on or prior to the end of the first six-month period after their sale will pay a redemption charge of 4% of the Net Asset Value at which such Series 1 Units are redeemed.  Series 1 Units redeemed on or prior to the end of the first eleven months but after the end of the first six-month period after their sale will pay a redemption charge of 3% of the Net Asset Value at which such Series 1 Units are redeemed.  These redemption charges are paid to the Managing Owner.  Redemption charges are reduced, in the case of subscriptions for Series 1 Units in amounts of $100,000 or more.  Series 2, Series 3 and Series 4 Units are not subject to redemption charges.  Requests for redemption will be honored and payment will be made, except in the event of highly unusual market disruptions, within 15 business days of the effective date of redemption.

Pursuant to the Trust Agreement, the Managing Owner receives a flat-rate monthly brokerage fee equal to 0.58 of 1% of the month-end Series 1 Net Assets (a 7.0% annual rate).  The Managing Owner charges less than the annual brokerage rate of 7% to those subscribers who invest in amounts of $100,000 or more in the Series 1 Units or subscribed without incurring the selling commissions paid by the Managing Owner.  These reductions have no effect on other investors.  From this amount, the Managing Owner pays approximately 0.25% to the Trust’s executing and clearing brokers, and up to 4% to the Selling Agents. For Series 1 Units sold after June 4, 2009, the amount paid to Selling Agents shall not, however, exceed 9.5% of the gross offering proceeds.  Once the 9.5% threshold is reached with respect to a Series 1 Unit, the Selling Agent will receive no future compensation and the up to 4% amount that would otherwise be paid to the Selling Agent for that Series 1 Unit will instead be rebated to the Trust for the benefit of all holders of Series 1 Units.  The Managing Owner also receives a profit share equal to 20% of any new trading profit of Series 1 Units, determined as of the end of each calendar year.  The annual profit share is calculated net of brokerage fees and administrative expenses and excluding interest income.  The Managing Owner pays all the routine costs of executing and clearing the Trust’s trades and all compensation due to the selling agents with respect to the Series 1 Units.

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

 Series 4 Units are charged for their pro rata share of the Trust’s actual trade execution and clearing costs, including electronic platform trading costs, estimated at approximately 0.25% of the Trust’s average month-end Net Assets per year attributable to the Series 4 Units. Series 4 Units are not charged a management fee or profit share.

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

In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long or net short position which any person may hold or control in particular commodities.  Most exchanges also limit the changes in futures contract prices that may occur during a single trading day.  In January 2011, the CFTC proposed a separate position limits regime for 28 so-called “exempt” (i.e. metals and energy) and agricultural futures and options contracts and their economically equivalent swap contracts.  Position limits in spot months are proposed to be 25% of the official estimated deliverable supply of the underlying commodity and in a non-spot month a percentage of the average aggregate 12-month rolling open interest in all months (swaps and futures) for each contract.  The Managing Owner believes that the proposed limits are sufficiently large that if adopted, they should not restrict the Trust’s trading strategy.

Currency forward contracts are not currently subject to regulation by any United States (“U.S.”) Government agency.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was enacted in July 2010.  The Reform Act includes provisions that comprehensively regulate the over-the-counter derivatives markets for the first time.  The Reform Act will mandate that a substantial portion of over-the-counter derivatives must be executed in regulated markets and submitted for clearing to regulated clearinghouses.  The mandates imposed by the Reform Act may result in the Trust bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.

The Reform Act also amended the definition of “eligible contract participant,” and the CFTC is interpreting that definition in a such manner that the Trust may no longer be permitted to engage in forward currency transactions by directly accessing the interbank market.  Rather, when the Reform Act goes into effect in July 2011, the Trust may be limited to engaging in “retail forex transactions” which could limit the Trust’s potential forward currency counterparties to futures commission merchants and retail foreign exchange dealers.  Thus, limiting the Trust’s potential forward currency counterparties could lead to the Trust bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.  The “retail forex” markets could also be significantly less liquid than the interbank market.  Moreover, the creditworthiness of the futures commission merchants and retail foreign exchange dealers with whom the Trust may be required to trade could be significantly weaker than the creditworthiness of the financial institutions with whom the Trust currently engages for its forward currency transactions.  Although the impact of requiring the Trust to conduct forward currency transactions in the “retail” market could be substantial, the full scope is currently unknown and the ultimate effect could also be negligible.

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

Past Performance is not Necessarily Indicative of Future Results

The Trust began trading July 1, 2002 and has traded in both rising and falling markets.  Nevertheless, the past performance of the Trust is not necessarily indicative of the Trust’s future results, and the Trust may sustain losses in the future under market conditions in which it achieved gains in the past.

The Trust is a Highly Leveraged Investment

The Trust generally holds positions with an aggregate face value of as much as eight, and possibly as much as ten or more, times its total equity. Consequently, small adverse movements in the prices of the Trust’s open positions can cause significant losses.

The Performance of the Trust Will be Volatile

The Managing Owner expects that the performance of the Trust will be volatile. The Trust may suffer sudden and substantial losses from time to time and the day-to-day value of the Units will be variable and uncertain. The Net Asset Value per Unit may change materially between the date on which you subscribe for Units and the date the Units are issued or the date you request a redemption and the month-end redemption date. In the last five years, monthly returns for the Series 1 Units, which are the highest fee paying Units, have ranged from up 8.52% to down 10.33%.

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

The Managing Owner’s Trading Systems Have Been Developed Over Time and are Subject to Change

In executing its trading method, the Managing Owner uses combinations of trading systems to generate buy and sell signals in the various markets traded. The Managing Owner has developed, modified, retained and discarded numerous systems over more than 30 years. Consequently, some of the trading systems and combinations of systems currently being used to trade accounts pursuant to the Managing Owner’s diversified portfolio as the Trust is so traded, are not identical to those used 5, 10, 15, 20 or more years ago.

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

If the Trust does not perform in a manner non-correlated with the general financial markets or does not perform successfully, an investor will obtain no diversification benefits by investing in the Units and the Trust may have no gains to offset an investor’s losses from other investments.

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

The Trust is Subject to Conflicts of Interest

The Trust is subject to numerous actual and potential conflicts of interest, including: (1) the compensation that the Trust’s selling agents receive gives them an incentive to promote the sale of Units as well as to discourage redemptions; (2) the brokerage commissions that selling agents receive if they also serve as clearing brokers for the Trust gives an additional incentive to promote the sale of Units as well as to discourage redemptions; (3) the Managing Owner has significant financial incentives both to promote the sale of the Units and to discourage their redemption; and (4) the Managing Owner of the Trust will not select any other trading advisor even if doing so would be in the best interests of the Trust.

The Managing Owner has not Established Formal Procedures to Resolve Conflicts of Interest

Because the Managing Owner has not established any formal procedures for resolving conflicts of interest, investors will be dependent on the good faith of the parties with conflicts to resolve the conflicts equitably. The Managing Owner cannot assure that conflicts of interest will not result in losses for the Trust.

Investors Will be Taxed Each Year on Your Share of Trust Profits

An investor that is an individual or entity subject to U.S. taxes (e.g., not a tax-exempt entity such as an IRA or pension plan) will be taxed on its share of Trust income or gain each year, whether or not it redeems Units or receives distributions from the Trust.

Because a substantial portion of the Trust’s open positions are “marked-to-market” at the end of each year, some of an investor’s tax liability will be based on unrealized gains which the Trust may, in fact, never realize.

40% of any trading profits on certain U.S. exchange-traded futures contracts and certain foreign currency forward contracts are taxed as short-term capital gains at ordinary income rates (unless offset by capital losses), while 60% of any such trading profits are taxed as long-term capital gains at a lower maximum rate for individuals (15% for most gains recognized in taxable years beginning on or before December 31, 2012). 100% of any trading profits from non-U.S. exchange traded interest rate futures contracts and certain forward currency contracts that do not have an equivalent U.S. exchange traded futures contract are “marked-to-market” at the end of each year and taxed as short-term capital gains at ordinary income tax rates (unless offset by capital losses). These rates apply regardless of how long the Trust holds a contract, or an investor his or her Units.

Due to the different tax rates for long-term and short-term capital gains and losses, and depending on the tax character of income and loss an investor receives on other investments in your portfolio, it is possible for an investor to have a pre-tax economic gain on its investment in the Trust but an after-tax loss.

Over time, the compounding effects of the annual taxation of the Trust’s income are material to the economic consequences of investing in the Trust. For example, a 10% compound annual rate of return over five years would result in an initial $10,000 investment compounding to $16,105. However, if one factors in a 30% tax rate each year, the result would be $14,025.

Investors Will be Taxed on the Trust’s Interest Income Even if the Trust Suffers Trading Losses

Losses on the Trust’s trading are almost exclusively capital losses. Non-corporate investors may use net capital losses to offset up to $3,000 of ordinary income each year. So, for example, if an investor’s share of the Trust’s trading (i.e., capital) loss was $10,000 in a given fiscal year and the investor’s share of interest income was $5,000, the investor would incur a net loss in the Net Asset Value of the investor’s Units equal to $5,000, but would nevertheless recognize taxable income of $2,000.

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

The IRS Could Audit Both the Trust and Individual Unitholders

The Internal Revenue Services (“IRS”) could audit the Trust’s tax returns and require the Trust to adjust such returns. If an audit results in an adjustment, you could be audited and required to pay additional taxes, plus interest and possibly penalties.

The Bankruptcy of a Clearing Broker or Currency Dealer Could Cause Losses

The Managing Owner must assess the credit-worthiness of the clearing brokers and foreign currency counterparties it selects for the Trust. If one of the Trust’s clearing brokers or foreign currency counterparties becomes bankrupt, the Trust will be limited to recovering none or only its pro rata share of all available customer funds segregated by the clearing broker or counterparty. The Managing Owner attempts to mitigate this risk by selecting only well capitalized, major financial institutions as clearing brokers and foreign currency counterparties, but there can be no assurance that even a well capitalized, major institution will not become bankrupt, and recent events have demonstrated that even major financial institutions of the type with which the Trust may deal in the financial markets can and do fail.

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

The Trust Trades in Unregulated Markets

The Trust will conduct all or substantially all of its currency forward and related options trading in markets that are currently unregulated. There is no way to determine fair pricing or prevent trading abuses in such markets. The absence of regulation in such markets could expose the Trust to significant losses.

Various national governments have expressed concern regarding the disruptive effects of speculative trading in the currency markets and the need to regulate the “derivatives” markets in general. Future regulatory changes may limit the Trust’s ability to trade in certain markets.

Forward Trading is Currently Unregulated and Involves Counterparty Risk

None of the CFTC, NFA, futures exchanges or banking authorities currently regulates the inter-bank currency markets or trading in these markets.  Because a principal portion of the Trust’s currency forward trading takes place in these markets, investors must recognize that much of the Trust’s activity takes place in unregulated markets rather than on futures exchanges or through “retail” foreign exchange markets subject to the jurisdiction of the CFTC or other regulatory bodies, and the responsibility for performing under a particular transaction rests solely with the counterparties to such transaction, not with any exchange or clearinghouse.  This results in the risk that a counterparty may not settle a transaction with the Trust in accordance with its terms because the counterparty is either unwilling or unable to do so (for example, because of a credit or liquidity problem affecting the counterparty), potentially resulting in significant loss.  In addition, counterparties generally have the right to terminate trades under a number of circumstances including, for example, declines in the Trust’s Net Assets and certain “key person” events.  Any premature termination of the Trust’s currency forward trades could result in material losses for the Trust, as the Trust may be unable to quickly re-establish those trades and may only be able to do so at disadvantageous prices.  Trust funds on deposit with the currency forward counterparties with which the Trust trades are not protected by the same segregation requirements imposed on CFTC-regulated commodity brokers in respect of customer funds deposited with them.  Although the Trust deals only with major financial institutions as currency forward counterparties, the insolvency or bankruptcy of a currency forward counterparty could subject the Trust to the loss of its entire deposit with such counterparty.  The forward markets are well established.  However, it is impossible to predict how, given certain unusual market scenarios, the unregulated nature of these markets might affect the Trust, and the events underlying the bankruptcy of Refco, Inc. and its related entities have underscored the risks of maintaining capital at unregulated entities.

The Reform Act amended the definition of “eligible contract participant,” and the CFTC is interpreting that definition in a such manner that the Trust may no longer be permitted to engage in currency forward transactions by directly accessing the inter-bank market.  Rather, when the Reform Act goes into effect in July 2011, the Trust may be limited to engaging in “retail forex transactions” which could limit the Trust’s potential currency forward counterparties to futures commission merchants and retail foreign exchange dealers.  Thus, limiting the Trust’s potential currency forward counterparties could lead to the Trust bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.  The “retail forex” markets could also be significantly less liquid than the interbank market.  Moreover, the creditworthiness of the futures commission merchants and retail foreign exchange dealers with whom the Trust may be required to trade could be significantly weaker than the creditworthiness of the financial institutions with whom the Trust currently engages for its currency forward transactions.  The imposition of credit controls by governmental authorities or the implementation of regulations pursuant to the Reform Act might limit such forward trading to less than that which the Managing Owner would otherwise recommend, to the possible detriment of the Trust.

Swap Trading is Currently Unregulated and Involves Counterparty Risk

The Trust may engage in trading commodity swaps.  Swaps involve many of the same risks as those described above with respect to forward contracts.  Swap contracts are not traded on exchanges; rather, banks and dealers act as principals in the swap market.  As a result, the Trust will be subject to the risk of the inability or refusal to perform with respect to such contracts on the part of the counterparties with which the Trust trades.  The Managing Owner intends to enter into swaps on behalf of the Trust only with highly creditworthy banks and dealers, but there can be no assurance that even highly creditworthy banks and dealers will have the ability to, or will not refuse to, perform with respect to such contracts.  The swap market is not currently regulated by any U.S. or foreign governmental authority.  In addition to the speculative limits described below, the counterparties with which the Trust will deal may limit the size or duration of positions available to the Trust as a consequence of credit considerations.  Finally, swaps may be illiquid and participants in the swap market are not required to make continuous markets in the swap contracts they trade.

Speculative Position Limits May Alter Trading Decisions for the Trust

The CFTC has established limits on the maximum net long or net short positions which any person may hold or control in certain futures contracts.  Exchanges also have established such limits.  In January 2011, the CFTC proposed a separate position limits regime for 28 so-called “exempt” (i.e., metal and energy) and agricultural futures and option contacts and their economically equivalent swap transactions.  All accounts controlled by the Managing Owner, including the account of the Trust, are combined for speculative position limit purposes.  If positions in those accounts were to approach the level of the particular speculative position limit, such limits could cause a modification of the Trust’s trading decisions for the Trust or force liquidation of certain futures positions.

Forwards, Swaps and Other Derivatives are Subject to Varying CFTC Regulation, Which Could Result in Increased Costs to the Trust

Enacted in July 2010, the Reform Act includes provisions that comprehensively regulate the over-the-counter derivatives markets for the first time.  The Reform Act will require that a substantial portion of over-the-counter derivatives must be executed in regulated markets and submitted for clearing to regulated clearinghouses.  Over-the-counter trades submitted for clearing will be subject to minimum initial and variation margin requirements set by the relevant clearinghouse, as well as possible CFTC-mandated margin requirements.  The regulators also have broad discretion to impose margin requirements on non-cleared over-the-counter derivatives.  Although the Reform Act includes limited exemptions from the clearing and margin requirements for so-called “end-users”, the Trust does not expect to be able to rely on such exemptions.  In addition, the over-the-counter derivative dealers with which the Trust may execute the majority of its over-the-counter derivatives transactions will not be able to rely on the end-user exemptions under the Reform Act and therefore such dealers will be subject to clearing and margin requirements notwithstanding whether the Trust is subject to such requirements.  Over-the-counter derivative dealers also will be required to post margin to the clearinghouses through which they clear their customers’ trades instead of using such margin in their operations, as they currently are allowed to do.  This will further increase the dealers’ costs, which costs are expected to be passed through to other market participants in the form of higher fees and less favorable dealer marks.

The CFTC may also require a substantial portion of derivative transactions that are currently executed on a bi-lateral basis in the over-the-counter markets to be executed through a regulated securities, futures, or swap exchange or execution facility.  Such requirements may make it more difficult and costly for investment funds, including the Trust, to enter into highly tailored or customized transactions.  They may also render certain strategies in which the Trust might otherwise engage impossible or so costly that they will no longer be economical to implement.

Trading in Options Requires an Assessment of Market Volatility as Well as Direction

The Managing Owner may trade futures and forward options on behalf of the Trust.  Although successful options trading requires many of the same skills as successful futures and forward trading, the risks involved are somewhat different.  For example, the assessment of near-term market volatility – which is directly reflected in the price of outstanding options – can be of much greater significance in trading options than it is in many long-term futures strategies.  The use of options can be extremely expensive if market volatility is incorrectly predicted.

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

(b)   Holders

As of December 31, 2010, there were 23,903 holders of Series 1 Units, 5 holders of Series 2 Units, 357 holders of Series 3 Units and 1 holder of Series 4 Units.

(c)   Dividends

No distributions or dividends have been made on the Units, and the Managing Owner has no present intention to make any.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)   Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There have been no sales of unregistered securities of the Trust during 2008, 2009 or 2010.

(f)   Purchases of Equity Securities by the Issuer

Pursuant to the Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit.  The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following table summarizes the redemptions by Series 1 Unitholders during the fourth calendar quarter of 2010.  There were no redemptions during the fourth quarter by Series 2, Series 3 or Series 4 Unitholders.

Month	Units Redeemed	Redemption Date NAV per Unit

October 31, 2010	7,692.982	1,279.77
November 30, 2010	6,820.253	1,235.70
December 31, 2010	4,531.199	1,314.17

Total	19,044.434

Item 6.   Selected Financial Data

The following is a summary of operations for the fiscal years 2010, 2009, 2008, 2007 and 2006 and total assets of the Trust at December 31, 2010, 2009, 2008, 2007 and 2006.

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006
Revenue:
Total net realized and unrealized gains (losses)*	$130,027,426	$(64,437,079)	$210,229,240	$78,261,449	$40,749,020
Interest income	3,235,502	9,966,151	21,273,709	26,686,249	20,667,947

Expenses:
Profit share	262,695	43,187	30,185,853	6,459,328	114,672
Administrative expenses**	2,393,365	2,863,462	2,750,922	1,963,847	1,664,204
Brokerage fees	57,320,175	63,566,376	54,511,974	38,279,891	30,857,253
Management fees	143,533	10,864	-	-	-

Net income (loss) after profit share to Managing Owner	$73,143,160	$(120,954,817)	$144,054,200	$58,244,632	$28,780,838

Total assets	$911,161,872	$919,457,865	$1,094,632,891	$659,394,985	$507,126,392
Total Trust capital	$892,925,611	$879,154,612	$1,030,381,361	$624,757,308	$485,823,359
Net Asset Value per Series 1 Unit	$1,314.17	$1,211.97	$1,371.00	$1,157.17	$1,040.10
Net Asset Value per Series 2 Unit	$1350.56	-	-	-	-
Net Asset Value per Series 3 Unit	$1,352.80	$1,221.44	-	-	-
Net Asset Value per Series 4 Units	$1,366.01	-	-	-	-
Increase (decrease) in Net Asset Value per Series 1 Unit	$102.20	$(159.03)	$213.83	$117.07	$62.02
Increase in Net Asset Value per Series 2 Unit	$72.46	-	-	-	-
Increase in Net Asset Value per Series 3 Unit	$131.36	$40.53	-	-	-
Increase in Net Asset Value per Series 4 Units	$50.68

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

The Trust trades futures contracts, and may trade swap and options contracts, on interest rates, agricultural commodities, currencies, metals, energy and stock indices and forward contracts on currencies.  Risk arises from changes in the value of these contracts (market risk) and the potential inability of counterparties or brokers to perform under the terms of their contracts (credit risk).  Market risk is generally to be measured by the face amount of the futures positions acquired and the volatility of the markets traded.  The credit risk from counterparty non-performance associated with these instruments is the net unrealized gain, if any, on these positions plus the value of the margin or collateral held by the counterparty.  The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange.  In over-the-counter transactions, on the other hand, traders must typically (but not universally) rely solely on the credit of their respective individual counterparties.  Margins which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may require margin or collateral in the over-the-counter markets.

The Managing Owner has procedures in place to control market risk, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures primarily focus on: (1) real time monitoring of open positions; (2) diversifying positions among various markets; (3) limiting the assets committed as margin, generally within a range of 5% to 35% of an account’s net assets at exchange minimum margins (including imputed margins on forward and swap positions), although the amount committed to margin at any time may be higher; (4) prohibiting pyramiding (that is, using unrealized profits in a particular market as margin for additional positions in the same market); and (5) changing the equity utilized for trading by an account solely on a controlled periodic basis rather than as an automatic consequence of an increase in equity resulting from trading profits.  The Trust controls credit risk by dealing exclusively with large, well capitalized financial institutions as brokers and counterparties.

The financial instruments traded by the Trust contain varying degrees of off-balance sheet risk whereby changes in the market values of the futures and forward contracts or the Trust’s satisfaction of the obligations may exceed the amount recognized in the Statement of Financial Condition of the Trust.

Due to the nature of the Trust’s business, substantially all its assets are represented by cash, cash equivalents and United States government obligations, while the Trust maintains its market exposure through open futures and forward contract positions.

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

The Trust’s assets are generally held as cash or cash equivalents, including short-term U.S. government obligations, which are used to margin the Trust’s futures and forward currency positions and withdrawn, as necessary, to pay redemptions and expenses.  Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Trust’s futures and forward trading, the Trust’s assets are highly liquid and are expected to remain so.  During its operations through December 31, 2010, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

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

Series 1 Units, which were initially issued simply as “Units” beginning in July 2002, were the only Series of Units available prior to 2009.  As a result, the performance summaries for 2008 only relate to the Series 1 Units.  Series 2 Units were first issued on April 1, 2010, Series 3 Units were first issued on September 1, 2009 and Series 4 Units were first issued on November 1, 2010.  The Trust’s past performance is not necessarily indicative of how it will perform in the future.

2010

During 2010, the Trust achieved net realized and unrealized gains of $130,027,426 from its trading operations (including foreign exchange transactions and translations).  Brokerage fees of $57,320,175, management fees of $143,533, administrative expenses of $2,233,354 and custody fees of $160,011 were paid or accrued.  The Trust allocated $262,695 in profit share to the New Profits Memo Account for the benefit of the Managing Owner.  Interest income of $3,235,502 partially offset the Trust expenses resulting in a net gain after profit share to the Managing Owner of $73,143,160.

An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)

Currencies	3.19%
Energies	(0.60)%
Grains	1.74%
Interest rates	9.35%
Livestock	(0.04)%
Metals	1.65%
Softs	0.90%
Stock indices	0.04%

Total	16.23%

The Trust produced a gain for 2010 as profits in the early spring and from late summer to year end outweighed losses suffered when the EU debt crisis was at its height in the May-July period.  Gains from trading interest rate futures led the way, although trading of currencies, metals, grains, and soft commodity futures also generated attractive profits.  Meanwhile, energy trading resulted in a modest loss while equity futures trading was essentially flat as gains during the last 6 months offset losses from the first half.

One persistent influence on market activity throughout the year was the Federal Reserve’s easy monetary policy as evidenced by near zero official short term interest rates and continuous liquidity injections via the first round of quantitative easing and the second round of quantitative easing.  Against this background, long positions in U.S., British and European bond, note and short-term interest rate futures were highly profitable during the first three quarters of the year.  In the October-December period, however, concerns about massive government borrowing requirements in developed economies—underscored by the agonizing spread of the Euro periphery’s debt crisis— and future inflation triggered a substantial uptick in rates that led to widespread losses on long interest rate futures positions.  The fact that a number of countries, including China, India and Australia tightened their monetary policies to combat incipient inflation added to upward interest rate pressures.

Foreign exchange trading was profitable with both dollar and non-dollar cross rate components generating gains.  In particular, short U.S. dollar positions versus growth- oriented and commodity currencies of countries such as Brazil, Columbia, India, Indonesia, Mexico, South Africa, and Singapore were profitable.  In the cross rate component, short Euro positions relative to a variety of currencies registered gains as did a short Euro/long U.S. dollar trade.

Long positions in precious metals were profitable as they benefitted from the flight out of paper currencies, from flight to safety demand whenever the Euro crisis flared, and from improving optimism about growth toward year-end.  Trading of aluminum, lead, and zinc, on the other hand, produced losses as industrial metal prices vacillated on the ebb and flow of growth prospects throughout the year.

The weak dollar, improving growth prospects, particularly in the fourth quarter, and supply concerns caused by a variety of weather conditions—too much or too little rain, too hot or not hot enough—boosted agricultural markets, producing gains from long positions in corn, wheat and the soybean complex.  Long coffee and cotton trades were also profitable, while trading of cocoa and sugar produced small losses.

Energy trading was unprofitable as prices for crude oil and products oscillated without direction at least until late in the year when they began an advance.  Short natural gas positions did produce a modest gain that offset some of these losses.

Equity trading was essentially flat, although performance across time and across countries was quite disparate.  During the first half of 2010 a number significant events including the growing recognition of the European debt crisis, worries about tighter policy from China, the May 6 “flash crash”, the North/South Korea confrontations, and the sustainability of incipient global growth produced losses from equity futures trading.  During the last 6 months as growth prospects became more solid and as the liquidity from the Fed underpinned confidence, gains from equity trading largely offset the earlier losses.  By country, long positions in Indian, Thai, Singaporean, Taiwanese, Korean, U.S., German, U.K., Swedish, and Canadian equity futures were profitable.  On the other hand, trading the equities of China, Hong Kong, Spain, Italy, Japan, and Australia produced losses.

2009

During 2009, the Trust achieved net realized and unrealized losses of $64,437,079 from its trading operations (including foreign exchange transactions and translations).  Brokerage fees of $63,566,376, management fees of $10,864, administrative expenses of $2,670,335 and custody fees of $193,127 were paid or accrued.  The Trust allocated $43,187 in profit share to the New Profits Memo Account for the benefit of the Managing Owner.  Interest income of $9,966,151 partially offset the Trust’s expenses resulting in a net loss after profit share to the Managing Owner of $120,954,817.

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

Contractual Obligations

The Trust does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Trust’s sole business is trading futures and forward currency contracts, both long (contracts to buy) and short (contracts to sell).  All such contracts are settled by offset, not delivery.  Substantially all such contacts are for settlement within four months of the trade date and substantially all such contracts are held by the Trust for less than four months before being offset or rolled over into new contracts with similar maturities.  The Trust’s Financial Statements, included as Exhibit 13.01 to this report, present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Trust’s open future and forward currency contracts, both long and short, at December 31, 2010.

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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest and lowest amounts of trading Value at Risk associated with the Trust’s open positions by market category for the fiscal years ended December 31, 2010 and 2009.  During fiscal year 2010 and 2009, the Trust’s average total capitalization was approximately $865.9 million and $952.2 million, respectively.

Fiscal Year 2010
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk

Currencies	$45.5	5.2%	$59.6	$19.6

Energies	$8.2	0.9%	$9.8	$5.2

Grains	$5.7	0.7%	$6.3	$4.4

Interest rates	$24.7	2.9%	$33.0	$13.0

Livestock	$0.7	0.1%	$0.8	$0.5

Metals	$8.8	1.0%	$9.4	$8.1

Softs	$2.6	0.3%	$3.1	$2.1

Stock indices	$39.3	4.5%	$52.4	$22.8

Total	$135.5	15.6%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts during the fiscal year.  Average Capitalization is the average of the Trust’s capitalization at the end of each month during the fiscal years 2010 and 2009.  Dollar amounts represent millions of dollars.

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

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts during the fiscal year.  Average Capitalization is the average of the Trust’s capitalization at the end of each month during the fiscal years 2010 and 2009.  Dollar amounts represent millions of dollars.

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

The following were the primary trading risk exposures of the Trust as of December 31, 2010, by market sector.

Financial Instruments.  Interest rate movements directly affect the price of the sovereign bond futures positions held by the Trust and indirectly the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Trust’s profitability.  The Trust’s primary interest rate exposure is to interest rate fluctuations in the U.S. and other major industrialized, or Group of Seven (Canada, France, Germany, Italy, Japan, the United Kingdom and U.S., collectively, “G-7”) countries.  However, the Trust also may take positions in futures contracts on the government debt of other nations.  The Managing Owner anticipates that G-7 interest rates, both long-term and short-term, will remain a primary market exposure of the Trust for the foreseeable future.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Trust as of December 31, 2010.

Foreign Currency Balances.  The Trust’s primary foreign currency balances are in Australian Dollars, British Pounds, Canadian Dollars, Euros, Hong Kong Dollars, Japanese Yen, Korean Won, Mexican Pesos, Swedish Kronas, Swiss Francs, Singapore Dollars, South African Rand, Thai Baht, Taiwan Dollars and Turkish Lira.  The Trust controls the non-trading risk of these balances by regularly converting these balances back into U.S. dollars (no less frequently than twice a month).

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

Of course, systems can be materially different – better in some periods and worse in others.  The main distinguishing features are time-frame over which systems work (intra-day to long-term), the type of data fed into them (granularity ticks to weeks/months, type market or economic statistics, source cash, futures or options markets generated data or government and industry generated statistical information), and the objective of the system (profiting from trends, trading-ranges or volatility).  No single approach will work all the time.  Therefore, the Managing Owner’s objective is to have several approaches operating at all times.  Since the early 1980s, the Managing Owner has selected multiple systems for each market.

When arriving at the portfolio allocation, the Managing Owner seeks maximum diversification subject to liquidity constraints.  The markets traded and allocations are reviewed monthly, although changes may occur more or less frequently.  The following factors are considered in constructing a universe of markets to trade for each portfolio:  profitability, correlation of market performance, liquidity of markets, professional judgment, desired diversification and transaction costs.  Once the universe of markets is established, the Managing Owner’s simulation and optimization techniques help determine which markets to include in the portfolio.  The current allocation to any market in the portfolio does not exceed 2.5% of total market exposure.

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

Another important risk management function is the careful control of leverage or total portfolio exposure.  Leverage levels are determined by simulating the entire portfolio — all markets, all systems, all risk control models, the exact weightings of the markets in the portfolio and the proposed level of leverage — over the past five or ten years to determine the portfolio’s simulated risk and return characteristics as well as the worst case experienced by the portfolio in the simulation period.  The worst case, or peak-to-trough drawdown, is measured from a daily high in portfolio assets to the subsequent daily low whether that occurs days, weeks or months after the daily high.  If the Managing Owner considers the drawdown too severe or the portfolio’s simulated volatility too high, it reduces the leverage.  There are, however, no restrictions on the amount of leverage the Trust may use at any given time.

Item 8.   Financial Statements and Supplementary Data

Financial statements required by this item, including the report of Deloitte & Touche LLP for the fiscal years ended December 31, 2010, 2009 and 2008, are included as Exhibit 13.01 to this report.

The following summarized quarterly financial information presents the results of operations for the three month periods ended March 31, June 30, September 30 and December 31, 2010 and 2009.  This information has not been audited.

	Fourth Quarter 2010	Third Quarter 2010	Second Quarter 2010	First Quarter 2010
Interest Income:	$673,323	$769,816	$859,890	$932,473
Net Realized and Unrealized Gains (Losses):	61,338,397	61,165,422	(47,148,630)	54,672,237
Expenses*:	15,217,528	14,651,364	15,015,371	15,235,505
Net Income (Loss):	46,794,192	47,283,874	(61,304,111)	40,369,205
Increase (Decrease) in Net Asset Value per Series 1 Unit	67.07	67.00	(87.86)	55.99
Increase (Decrease) in Net Asset Value per Series 2 Unit	68.14	69.83	(65.51)	-
Increase (Decrease) in Net Asset Value per Series 3 Unit	68.90	70.57	(64.77)	56.66
Increase in Net Asset Value per Series 4 Unit	50.68	-	-	-

	Fourth Quarter 2009	Third Quarter 2009	Second Quarter 2009	First Quarter 2009
Interest Income:	$502,161	$1,660,987	$3,670,612	$4,132,391
Net Realized and Unrealized Gains (Losses):	4,931,553	42,368,678	(93,241,729)	(18,495,581)
Expenses*:	15,602,802	15,980,704	16,712,030	18,188,353
Net Income (Loss):	(10,169,088)	28,048,961	(106,283,147)	(32,551,543)
Increase (Decrease) in Net Asset Value per Series 1 Unit	(14.77)	36.56	(137.28)	(43.54)
Increase (Decrease) in Net Asset Value per Series 3 Unit	(0.13)	40.66	-	-

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

The Managing Owner assessed the effectiveness of its internal control over financial reporting with respect to the Trust as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on its assessment, management has concluded that, as of December 31, 2010, the Managing Owner’s internal control over financial reporting with respect to the Trust is effective based on those criteria.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the Managing Owner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in the Trust’s internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The principals and senior officers of the Managing Owner as of December 31, 2010 are as follows:

Harvey Beker, age 57.  Mr. Beker is Co-Chief Executive Officer and Co-Chairman of the Managing Owner and The Millburn Corporation.  He received a Bachelor of Arts degree in economics from New York University (“NYU”) in 1974 and a Master of Business Administration degree in finance from NYU in 1975.  From June 1975 to July 1977, Mr. Beker was employed by the investment bank Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies.  From July 1977 to June 1978, Mr. Beker was a futures trader at the commodities, brokerage and securities firm of Clayton Brokerage Co. of St. Louis.  Mr. Beker has been employed by The Millburn Corporation since June 1978 and initially served as the Director of Operations for its affiliate, Millburn Partners.  During his tenure at the Managing Owner (including its affiliates, Millburn Partners and CommInVest) he has been instrumental in the development of the research, trading and operations areas.  Mr. Beker became a principal of the firm in June 1982, and a partner in the predecessor to ShareInVest in April 1982.  Mr. Beker became registered with NFA as an Associated Person of the Managing Owner effective November 25, 1986.  Additionally, he became listed with NFA as a principal and registered with NFA as an Associated Person of The Millburn Corporation effective February 8, 1984 and May 23, 1989, respectively.  Mr. Beker was listed with NFA as a Principal and registered with NFA as an Associated Person of ShareInVest effective February 20, 1986 until February 25, 2007.

Gregg R. Buckbinder, age 52.  Mr. Buckbinder is Senior Vice-President and Chief Operating Officer of the Managing Owner and The Millburn Corporation.  He joined the Managing Owner and The Millburn Corporation in January 1998 from Odyssey Partners, L.P., an investment management firm, where he was responsible for the operation, administration and accounting of the firm’s merchant banking and managed account businesses from July 1990 through December 1997.  Mr. Buckbinder was employed by Tucker Anthony, a securities broker and dealer, from June 1985 to July 1990 where he was First Vice President and Controller, and from August 1983 to June 1984 where he designed and implemented various operations and accounting systems.  He was with the public accounting firm of Ernst & Whinney from June 1984 to June 1985 as a manager in the tax department and from September 1980 to August 1983 as a senior auditor, with an emphasis on clients in the financial services business.  Mr. Buckbinder graduated cum laude from Pace University (“Pace”) in 1980 with a B.B.A. in accounting and received an M.S. in taxation from Pace in 1988.  He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.  Mr. Buckbinder became listed with NFA as a Principal of the Managing Owner effective February 5, 1999.  He became listed with NFA as a Principal of The Millburn Corporation effective March 23, 1998.  Mr. Buckbinder became a partner in ShareInVest in January 2000.  Mr. Buckbinder was also listed with NFA as a Principal of ShareInVest effective February 28, 2001 until February 25, 2007.

George E. Crapple, age 66.  Mr. Crapple is Co-Chief Executive Officer and Co-Chairman of the Managing Owner and The Millburn Corporation.  In 1966, he graduated with honors from the University of Wisconsin where his field of concentration was economics and he was elected to Phi Beta Kappa.  In 1969 he graduated from Harvard Law School, magna cum laude, where he was a member of the Harvard Law Review.  He was a lawyer with the law firm of Sidley & Austin, Chicago, Illinois, from June 1969 until April 1, 1983, as a partner since July 1975, specializing in commodities, securities, corporate and tax law.  He was first associated with the Managing Owner in June 1976 and joined the Managing Owner and The Millburn Corporation (including its affiliates, Millburn Partners and CommInVest) on April 1, 1983 on a full-time basis.  He became a partner in ShareInVest in April 1984.  Mr. Crapple is a Director, Member of the Executive Committee, Chairman of the Appeals Committee and a former Chairman of the Eastern Regional Business Conduct Committee of the NFA, past Chairman of the Managed Funds Association, a member of the Global Markets Advisory Committee of the CFTC and a member of the board of directors of the Futures Industry Association (“FIA”).  Mr. Crapple became listed with NFA as a Principal and registered with NFA as an Associated Person of the Managing Owner effective September 13, 1984 and April 2, 1988, respectively.  Additionally, he became listed with NFA as a Principal and registered with NFA as an Associated Person of The Millburn Corporation effective April 9, 1981 and May 23, 1989, respectively.  He was also listed with NFA as a Principal and registered with NFA as an Associated Person of ShareInVest effective February 20, 1986 until February 25, 2007.

Steven M. Felsenthal, age 41. Mr. Felsenthal is General Counsel and Chief Compliance Officer of the Managing Owner and The Millburn Corporation.  Prior to joining the Managing Owner and its affiliates in January 2004, Mr. Felsenthal was a senior associate in the investment management group at the law firm of Schulte Roth & Zabel LLP (September 1999-January 2004) where he represented and advised hedge funds, registered investment companies, investment advisers, broker-dealers and banks in connection with all facets of their asset management businesses, and a member of the tax department of the law firm of Kramer, Levin, Naftalis & Frankel LLP (October 1996-September 1999).  He graduated cum laude from Yeshiva University in 1991 with a B.A. in political science, and order of the coif from Fordham University School of Law in 1996, where he also served as an editor of the Fordham Environmental Law Journal.  Mr. Felsenthal received an LL.M degree in taxation from NYU School of Law in 2001 and has written and been quoted in numerous published articles, and frequently speaks at conferences, on various topics related to investment management.  Mr. Felsenthal is a member of the New York State Bar (since August 1997), former Chairman of the hedge fund industry group Managed Funds Association CPO/CTA Advisory Committee (November 2006 to June 2010) and is currently a member of the Steering Committee of the Management Funds Association CPO/CTA Forum (since June 2010), a member of the Editorial Board of the Journal of Securities Law, Regulation and Compliance (since February 2007) and a faculty member of the Regulatory Compliance Association’s Chief Compliance Officer University (since May 2009).  Mr. Felsenthal became listed with NFA as a Principal of the Managing Owner and The Millburn Corporation effective June 24, 2004.  Mr. Felsenthal also served as General Counsel and Chief Compliance Officer of ShareInVest.

Mark B. Fitzsimmons, age 63.  Mr. Fitzsimmons is a Senior Vice-President of the Managing Owner and The Millburn Corporation.  His responsibilities include both business development and investment strategy.  He joined the Managing Owner and its affiliates in January 1990 from the brokerage firm of Morgan Stanley & Co. Incorporated, a global financial services firm, where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm from October 1987 until January 1990.  From September 1977 to October 1987 he was with the financial institution Chemical Bank New York Corporation (“Chemical”) first as a Senior Economist in Chemical’s Foreign Exchange Advisory Service and later as a Vice-President and Manager of Chemical’s Corporate Trading Group.  While at Chemical he also traded both foreign exchange and fixed income products.  From September 1973 to September 1977 Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department.  He graduated summa cum laude from the University of Bridgeport, Connecticut in 1970 with a B.S. degree in economics.  His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973.  Mr. Fitzsimmons became listed with NFA as a Principal and registered with NFA as an Associated Person of the Managing Owner effective July 2, 1993, and April 15, 2009, respectively.  He became listed with NFA as a Principal and registered with NFA as an Associated Person of The Millburn Corporation effective June 20, 1995 and October 12, 1992, respectively.  Mr. Fitzsimmons was a partner in ShareInVest beginning in January 2000.  Mr. Fitzsimmons was listed with NFA as a Principal of ShareInVest effective May 19, 1999 until February 25, 2007.

Barry Goodman, age 53.  Mr. Goodman is Executive Vice-President, Director of Trading and a member of the Research Committee of the Managing Owner and The Millburn Corporation.  Mr. Goodman joined the Managing Owner and The Millburn Corporation (including its affiliate, Millburn Partners) in November 1982 as Assistant Director of Trading.  His responsibilities include overseeing the firm’s trading operations and managing its trading relationships, as well as the design and implementation of trading systems.  From September 1980 through October 1982, he was a commodity trader at the brokerage firm of E. F. Hutton & Co., Inc. (“E.F. Hutton”).  At E.F. Hutton, he also designed and maintained various technical indicators and coordinated research projects pertaining to futures markets.  Mr. Goodman graduated magna cum laude from Harpur College of the State University of New York in 1979 with a B.A. in economics.  Mr. Goodman became listed with NFA as a Principal and registered with NFA as an Associated Person of the Managing Owner effective December 19, 1991 and May 23, 1989, respectively.  He also became listed with NFA as a Principal and registered with NFA as an Associated Person of The Millburn Corporation effective June 20, 1995 and April 5, 1989, respectively.  He became a partner in ShareInVest in January 1994.  Mr. Goodman was listed with NFA as a Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Dennis B. Newton, age 59. Mr. Newton is a Senior Vice-President of the Managing Owner and The Millburn Corporation.  His primary responsibilities are in administration and business development.  Prior to joining the Managing Owner and The Millburn Corporation in September 1991, Mr. Newton was President of Phoenix Asset Management, Inc., a registered commodity pool operator from April 1990 to August 1991 and President of its affiliated introducing broker, Phoenix Futures Inc. (“Phoenix”), from March 1990 to June 1991.  Mr. Newton was listed with NFA as a Principal of Phoenix Asset Management, Inc. and Phoenix beginning in June 1990 and April 1990, respectively, and, although he left the firms in August 1991 and June 1991, respectively, his registration as a Principal was not withdrawn until January 1992 and November 1992, respectively.  Mr. Newton was registered with NFA as an Associated Person of Phoenix from May 1990 until June 1991 and of Phoenix Asset Management, Inc. from May 1990 until January 1992 (although he left the firm prior to that date, in August 1991).  Prior to his employment with Phoenix, Mr. Newton was a Director of Managed Futures with the brokerage firm of Prudential-Bache Securities Inc. (“Prudential-Bache”) from October 1987 to March 1990 and was associated with its affiliated futures commission merchant entity, Prudential Securities Futures Management, Inc.  Until March 1990, he was registered with NFA as an Associated Person with Prudential Equity Group LLC (beginning in October 1987), and was listed with NFA as a Principal of the commodity pool operator Seaport Futures Management, Inc. (“Seaport”) (beginning in January 1989) and Prudential Securities Futures Management, Inc. (beginning in June 1989).  Mr. Newton was a Director of Seaport, and his responsibilities at Seaport, Prudential-Bache, Prudential Securities Futures Management, Inc. and Prudential Equity Group LLC included the organization and marketing of public commodity pools.  Mr. Newton joined Prudential-Bache from Heinold Asset Management, Inc. (“Heinold”), and its affiliated futures commission merchant, Heinold Commodities Inc., where he was a member of the senior management team from October 1974 to October 1987.  Heinold was a pioneer and one of the largest sponsors of funds utilizing futures and currency forward trading.  Mr. Newton was registered with NFA as an Associated Person (March 1981 — October 1987) of Heinold Commodities Inc.  Mr. Newton was registered with NFA as an Associated Person of Heinold beginning in January 1986 and was listed with NFA as a Principal of Heinold beginning in February 1986.  Although Mr. Newton left Heinold in October 1987, his registration as an Associated Person and his listing as a Principal were not withdrawn until November 1987).  Mr. Newton joined the Managing Owner as an Associated Person in May 1991, and then joined the Managing Owner and its affiliates on a full-time basis in September 1991.  Mr. Newton became listed with NFA as a Principal and registered with NFA as an Associated Person and branch office manager of the Managing Owners effective May 14, 1997, May 30, 1991 and December 16, 1991, respectively.  He also became listed with NFA as Principal of The Millburn Corporation effective May 5, 2004.

Grant N. Smith, age 59.  Mr. Smith is Executive Vice-President and Director of Research of the Managing Owner and The Millburn Corporation.  He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm.  He received a B.S. degree from the Massachusetts Institute of Technology (“MIT”) in 1974 and an M.S. degree from MIT in 1975.  While at MIT, he held several teaching and research positions in the computer science field and participated in various projects relating to database management.  He joined the predecessor entity to The Millburn Corporation in June 1975, and has been continuously associated with the Managing Owner, The Millburn Corporation and their affiliates since that time.  Mr. Smith became listed with NFA as a Principal and registered with NFA as an Associated Person of the Managing Owner, effective December 19, 1991 and April 15, 2009, respectively.  He became listed with NFA as a Principal and registered with NFA as an Associated Person of The Millburn Corporation effective June 20, 1995 and May 21, 1992, respectively.  Mr. Smith became a partner in ShareInVest in January 1994.  He also was listed with NFA as a Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Tod A. Tanis, age 56. Mr. Tanis is a Vice President and Principal Accounting Officer of the Managing Owner and The Millburn Corporation.  He is responsible for overseeing operations and accounting for the firm’s commodity pools.  He graduated from Grove City College in May 1976 with a B.A. in accounting and joined the Managing Owner and The Millburn Corporation in May 1983.  Prior to joining the Managing Owner and its affiliates, he was with the brokerage firm of E.F. Hutton, where he was a Manager from December 1982 to April 1983; a Supervisor from August 1982 to December 1982; an International Accountant from April 1979 to August 1982; and a staff accountant from June 1978 to April 1979.  As a Manager at E.F. Hutton, he was responsible for all internal and external commodity reporting.  Mr. Tanis also served as a Junior Accountant and then International Staff Accountant with the brokerage firm of Merrill Lynch & Company from September 1976 to May 1978.  Mr. Tanis became listed with NFA as a Principal of the Managing Owner and The Millburn Corporation effective July 14, 2004.

(c)   Identification of Certain Significant Employees

None.

(d)   Family Relationships

None.

(e)   Business Experience

See Item 10 (a, b) above.

(f)   Involvement in Certain Legal Proceedings

None.

(g)   Code of Ethics

The Trust has no employees, officers or directors and is managed by the Managing Owner.  The Managing Owner has adopted an Executive Code of Ethics that applies to its principal executive officers, principal financial officer and principal accounting officer.  A copy of this Executive Code of Ethics may be obtained at no charge by written request to Millburn Ridgefield Corporation, 411 West Putnam Avenue, Greenwich, Connecticut 06830 or by calling 203-625-8211 (ask for Client Services).

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

(b)   Security Ownership of Management

Under the terms of the Trust Agreement, the Trust’s affairs are managed by the Managing Owner, which has discretionary authority over the Trust’s trading.  The Managing Owner’s managing owner interest was valued at $10,922,729 as of December 31, 2010, 1.22% of the Trust’s total capital.

(c)   Changes in Control

None.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

See “Item 11.  Executive Compensation” and “Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”  The Trust allocated to the Managing Owner $57,320,175 in brokerage fees, $143,533 in management fees and $262,695 in profit share for the year ended  December 31, 2010.  The Managing Owner’s capital interest was allocated net income of $1,685,289 for the year ended December 31, 2010.  The Managing Owner has paid certain administrative expenses to third-parties on behalf of the Trust, related to legal, accounting, auditing, printing, postage and similar administrative expenses, and has been or will be reimbursed without interest by the Trust.  At December 31, 2010, the Trust owed the Managing Owner redemption penalty payable of $1,276.  The Trust is prohibited from making any loans.

Item 14.   Principal Accountant Fees and Services

(1)          Audit Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Trust’s financial statements and reviews of the financial statements included in the quarterly reports on Form 10-Q and in connection with the statutory and regulatory filings for the years ended December 31, 2010 and 2009 were approximately $147,000 and $145,000, respectively.

(2)          Audit-Related Fees

The aggregate fees rendered by Deloitte & Touche LLP for internal control consulting services for the benefit of the Trust for the years ended December 31, 2010 and 2009 were approximately $0 and $39,748, respectively.

(3)          Tax Fees

The Trust did not engage Deloitte & Touche LLP for professional services for tax compliance, advice or planning services.

(4)          All Other Fees

There were no other fees for the years ended December 31, 2010 and 2009.

(5)          Pre-Approval Policies

The board of directors of the Managing Owner pre-approves the engagement of the Trust’s auditor for all services to be provided by the auditor.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)(1)   Financial Statements

The following are included with the 2010 Annual Report to Security Holders, a copy of which is filed herewith as Exhibit 13.01.

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

(a)(3)   Exhibits as required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Designation	Description

13.01	2010 Annual Report to Security Holders

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Executive Officer

32.3	Section 1350 Certification of Principal Financial Officer

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2011.

GLOBAL MACRO TRUST

By:	Millburn Ridgefield Corporation,
Managing Owner

By:	/s/ Harvey Beker
Harvey Beker
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Managing Owner of the Registrant in the capacities and on the date indicated.

Title with
Signature		Managing Owner	Date

/s/	Harvey Beker	Co-Chief Executive	March 30, 2011
	Harvey Beker	Officer and Director
(Principal Executive Officer)

/s/	George E. Crapple	Co-Chief Executive	March 30, 2011
	George E. Crapple	Officer and Director
(Principal Executive Officer)

/s/	Gregg Buckbinder	Chief Financial and Operating Officer	March 30, 2011
	Gregg Buckbinder	(Principal Financial Officer)

/s/	Tod A. Tanis	Vice President	March 30, 2011
	Tod A. Tanis	(Principal Accounting Officer)

(Being the principal executive officers, the principal financial officer and principal accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

EXHIBIT INDEX

The following exhibits are included herewith.

Designation	Description

13.01	2010 Annual Report to Security Holders

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Executive Officer

32.3	Section 1350 Certification of Principal Financial Officer

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