Form 10-Q
period 2011-03-31
GLOBAL MACRO TRUST
filed 2011-05-16
CIK 1145765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:  March 31, 2011
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
Yes ☐          No ☒

PART 1. FINANANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Global Macro Trust
Financial statements
For the three months ended March 31, 2011 and 2010 (unaudited)

(a) At March 31, 2011 (unaudited) and December 31, 2010
(b) For the three months ended March 31, 2011 and 2010 (unaudited)

Global Macro Trust
Statements of Financial Condition (UNAUDITED)

	March 31	December 31
	2011	2010
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes—at fair value (amortized cost $195,086,289 and $146,977,164)	$195,209,880	$147,055,005
Net unrealized appreciation on open futures and forward currency contracts	14,317,722	37,402,229
Due from brokers	19,950,199	14,425,007
Cash denominated in foreign currencies (cost $5,901,618 and $8,260,299)	5,983,370	8,404,398
Total equity in trading accounts	235,461,171	207,286,639

INVESTMENTS IN U.S. TREASURY NOTES—at fair value (amortized cost $598,941,566 and $654,167,743)	599,117,219	654,498,603
CASH AND CASH EQUIVALENTS	55,409,594	47,954,734
ACCRUED INTEREST RECEIVABLE	1,402,447	1,421,896
TOTAL	$891,390,431	$911,161,872

LIABILITIES AND TRUST CAPITAL
LIABILITIES:
Subscriptions by Unitholders received in advance	$6,730,983	$6,440,530
Net unrealized depreciation on open futures and forward currency contracts	1,368,515	-
Due to Managing Owner	224,580	1,276
Other liabilities	95,000	-
Accrued brokerage fees	4,635,076	4,843,008
Accrued management fees	37,924	24,278
Redemptions payable to Unitholders	6,350,021	5,953,490
Redemption payable to Managing Owner	-	262,829
Accrued expenses	136,208	239,340
Cash denominated in foreign currencies (cost $-659,650 and $-469,938)	687,746	471,510
Total liabilities	20,266,053	18,236,261

TRUST CAPITAL:
Managing Owner interest (8,453.389 and 8,311.477 units outstanding)	10,835,858	10,922,729
Series 1 Unitholders (652,896.956 and 660,222.516 units outstanding)	836,906,613	867,646,692
Series 2 Unitholders (97.705 and 75.492 units outstanding)	130,120	101,957
Series 3 Unitholders (16,894.695 and 10,481.102 units outstanding)	22,550,255	14,178,784
Series 4 Unitholders (517.696 and 55.233 units outstanding)	701,532	75,449
Total trust capital	871,124,378	892,925,611

TOTAL:	$891,390,431	$911,161,872

NET ASSET VALUE PER UNIT OUTSTANDING:
Series 1 Unitholders	$1,281.84	$1,314.17
Series 2 Unitholders	$1,331.76	$1,350.56
Series 3 Unitholders	$1,334.75	$1,352.80
Series 4 Unitholders	$1,355.10	$1,366.01

See notes to financial statements

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
March 31, 2011

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	0.68%	$5,931,920
Grains	0.26	2,263,509
Interest rates:
2 Year U.S. Treasury Note (629 contracts, expiration date 06/30/2011)	(0.05)	(448,141)
5 Year U.S. Treasury Note (150 contracts, expiration date 06/30/2011)	(0.02)	(138,719)
10 Year U.S. Treasury Note (126 contracts, expiration date 06/30/2011)	(0.00)	(1,094)
Other interest rates	(0.07)	(573,845)
Total interest rates	(0.14)	(1,161,799)

Livestock	0.09	736,490
Metals	0.12	1,055,436
Softs	(0.04)	(421,616)
Stock indices	0.95	8,276,657
Total long futures contracts	1.92	16,680,597
Short futures contracts:
Energies	(0.26)	(2,274,120)
Grains	(0.08)	(738,075)
Interest rates	0.09	781,876
Metals	(0.12)	(1,071,028)
Softs	0.00	24,035
Stock indices	(0.06)	(477,457)
Total short futures contracts	(0.43)	(3,754,769)
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	1.49	12,925,828
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.74	15,132,765
Total short forward currency contracts	(1.74)	(15,109,386)
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS-Net	0.00	23,379

TOTAL	1.49%	$12,949,207

		(Continued)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
March 31, 2011

U.S. Treasury Notes

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$204,770,000	U.S. Treasury notes, 0.875%, 05/31/2011	23.53%	$205,025,963
191,210,000	U.S. Treasury notes, 1.000%, 08/31/2011	22.03	191,867,284
190,890,000	U.S. Treasury notes, 0.750%, 11/30/2011	21.99	191,576,011
204,770,000	U.S. Treasury notes, 0.875%, 02/29/2012	23.63	205,857,841
	Total investments in U.S. Treasury notes
	(amortized cost $794,027,855)	91.18%	$794,327,099

See notes to financial statements			(Concluded)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
December 31, 2010

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	0.33%	$2,974,672
Grains	0.72	6,435,870
Interest rates:
2 Year U.S. Treasury Note (1,725 contracts, expiration date 03/31/2011)	(0.04)	(332,016)
Other interest rates	0.20	1,791,919
Total interest rates	0.16	1,459,903

Livestock	0.07	578,540
Metals	1.18	10,487,557
Softs	0.32	2,892,994
Stock indices	0.57	5,040,779
Total long futures contracts	3.35	29,870,315
Short futures contracts:
Energies	(0.15)	(1,326,800)
Grains	(0.08)	(707,463)
Interest rates	(0.01)	(132,113)
Livestock	(0.03)	(295,000)
Metals	(0.13)	(1,179,968)
Softs	(0.03)	(262,312)
Stock indices	0.05	498,176
Total short futures contracts	(0.38)	(3,405,480)
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	2.97	26,464,835
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.60	14,278,410
Total short forward currency contracts	(0.38)	(3,341,016)
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS-Net	1.22	10,937,394

TOTAL	4.19%	$37,402,229

		(Continued)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
December 31, 2010
U.S. Treasury Notes

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$174,000,000	U.S. Treasury notes, 0.875%, 03/31/2011	19.52%	$174,299,063
185,700,000	U.S. Treasury notes, 0.875%, 05/31/2011	20.86	186,251,297
219,330,000	U.S. Treasury notes, 1.000%, 08/31/2011	24.69	220,460,920
219,650,000	U.S. Treasury notes, 0.750%, 11/30/2011	24.70	220,542,328
	Total investments in U.S. Treasury notes
	(amortized cost $801,144,907)	89.77%	$801,553,608

See notes to financial statements			(Concluded)

Global Macro Trust
Statements of Operations (UNAUDITED)

	For the three months ended
	March 31	March 31
	2011	2010
INVESTMENT INCOME:
Interest income	$692,240	$932,473

EXPENSES:
Brokerage fees	14,517,228	14,566,609
Administrative expenses	562,115	570,220
Custody fees and other expenses	41,296	40,612
Management fees	100,769	16,076
Total expenses	15,221,408	15,193,517

NET INVESTMENT LOSS	(14,529,168)	(14,261,044)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains on closed positions:
Futures and forward currency contracts	18,004,570	13,092,212
Foreign exchange translation	5,982	422,851
Net change in unrealized:
Futures and forward currency contracts	(24,453,022)	41,392,396
Foreign exchange translation	(88,871)	(162,781)
Net gains (losses) from U.S. Treasury notes:
Realized	38,951	-
Net change in unrealized	(109,457)	(72,441)
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)	(6,601,847)	54,672,237

NET INCOME (LOSS)	(21,131,015)	40,411,193
LESS PROFIT SHARE TO MANAGING OWNER	353	41,988
NET INCOME (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER	$(21,131,368)	$40,369,205

NET INCOME (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER
PER AVERAGE UNIT OUTSTANDING
Series 1 Unitholders	$(32.33)	$55.99
Series 2 Unitholders	$(18.80)	$-
Series 3 Unitholders	$(18.05)	$56.66
Series 4 Unitholders	$(10.91)	$-

See notes to financial statements		(Concluded)

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the three months ended March 31, 2011:

									New Profit
	Series 1 Unitholders		Series 2 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Trust capital at January 1, 2011	$867,646,692	660,222.516	$101,957	75.492	$14,178,784	10,481.102	$75,449	55.233	$-	-	$10,922,729	8,311.477	$892,925,611	679,145.820
Subscriptions	9,969,224	7,613.533	30,000	22.213	8,818,235	6,522.761	629,822	462.463	-	-	-	-	19,447,281	14,620.970
Redemptions	(19,969,148)	(15,375.657)	-	-	(148,351)	(109.168)	-	-	-	-	-	-	(20,117,499)	(15,484.825)
Addt'l units allocated *	-	436.564	-	-	-	-	-	-	-	0.001	-	141.644	-	578.209
Net loss	(20,740,155)	-	(1,837)	-	(298,413)	-	(3,739)	-	(9)	-	(87,215)	-	(21,131,368)	-
Managing Owner's allocation:
New Profit-Accrued	-	-	-	-	-	-	-	-	353	0.267	-	-	353	0.267
Trust capital at
March 31, 2011	$836,906,613	652,896.956	$130,120	97.705	$22,550,255	16,894.695	$701,532	517.696	$344	0.268	$10,835,514	8,453.121	$871,124,378	678,860.441

Net asset value per unit outstanding at
at March 31, 2011:	$1,281.84		$1,331.76		1,334.75		1,355.10

* Additional units are issued to Series 1 Unitholders and the Managing Owner who are charged less than a 7% brokerage fee	(Continued)

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the three months ended March 31, 2010:

					New Profit
	Series 1 Unitholders		Series 3 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Trust capital at
January 1, 2010	$865,980,227	714,519.974	$2,236,811	1,831.292	$-	-	$10,937,574	9,024.593	$879,154,612	725,375.859
Subscriptions	3,651,963	3,075.328	1,178,631	975.423	-	-	-	-	4,830,594	4,050.751
Redemptions	(29,849,057)	(24,590.494)	(6,842)	(5.730)	-	-	-	-	(29,855,899)	(24,596.224)
Addt'l units allocated *	-	456.990	-	-	-	-	-	153.409	-	610.399
Net income	39,498,104	-	171,349	-	-	-	699,752		40,369,205	-
Managing Owner's allocation:
New Profit-Accrued	-	-	-	-	41,988	33.115	-	-	41,988	33.115
Trust capital at
March 31, 2010	$879,281,237	693,461.798	$3,579,949	2,800.985	$41,988	33.115	$11,637,326	9,178.002	$894,540,500	705,473.900

Net asset value per unit outstanding at
at March 31, 2010:	$1,267.96		$1,278.10

* Additional units are issued to Series 1 Unitholders and the Managing Owner who are charged less than a 7% brokerage fee	(Continued)

See notes to financial statements

Global Macro Trust
Statements of Financial Highlights — Series 1 (UNAUDITED)

Per unit operating performance:	For the three months ended March 31, 2011:	For the three months ended March 31, 2010:

Net income (loss) from operations:
Net investment loss	$(21.83)	$(20.08)
Net realized and unrealized gains (losses) on trading of futures and forward currency contracts	(10.40)	76.17
Net losses from U.S. Treasury obligations	(0.10)	(0.10)
Profit share allocated to Managing Owner	0.00	0.00
Net income (loss) per unit	$(32.33)	$55.99

Net asset value per unit, beginning of period	1,314.17	1,211.97

Net asset value per unit, end of period	$1,281.84	$1,267.96

Total return and ratios:	For the three months ended March 31, 2011:	For the three months ended March 31, 2010:

RATIOS TO AVERAGE CAPITAL:

Net investment loss (a)	(6.72)%	(6.62)%

Total expenses (a)	7.03%	7.04%
Profit share allocation (b)	0.00	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	7.03%	7.04%

Total return before profit share allocation (b)	(2.46)%	4.62%
Profit share allocation (b)	0.00	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	(2.46)%	4.62%

(a) annualized
(b) not annualized		(Continued)

Global Macro Trust
Statements of Financial Highlights — Series 2 (UNAUDITED)

Per unit operating performance:	For the three months ended March 31, 2011:

Net income (loss) from operations:
Net investment loss	$(8.27)
Net realized and unrealized losses on trading of futures and forward currency contracts	(10.42)
Net losses from U.S. Treasury obligations	(0.11)
Profit share allocated to Managing Owner	0.00
Net loss per unit	$(18.80)

Net asset value per unit, beginning of period	1,350.56

Net asset value per unit, end of period	$1,331.76

Total return and ratios:	For the three months ended March 31, 2011:

RATIOS TO AVERAGE CAPITAL:

Net investment loss (a)	(2.46)%

Total expenses (a)	2.77%
Profit share allocation (b)	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	2.77%

Total return before profit share allocation (b)	(1.39)%
Profit share allocation (b)	(0.00)
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	(1.39)%

(a) annualized
(b) not annualized	(Continued)

Global Macro Trust
Statements of Financial Highlights — Series 3 (UNAUDITED)

Per unit operating performance:	For the three months ended March 31, 2011:	For the three months ended March 31, 2010:

Net income (loss) from operations:
Net investment loss	$(7.46)	$(6.58)
Net realized and unrealized gains (losses) on trading of futures and forward currency contracts	(10.43)	79.66
Net losses from U.S. Treasury obligations	(0.14)	(0.22)
Profit share allocated to Managing Owner	(0.02)	(16.20)
Net income (loss) per unit	$(18.05)	$56.66

Net asset value per unit, beginning of period	1,352.80	1,221.44

Net asset value per unit, end of period	$1,334.75	$1,278.10

Total return and ratios:	For the three months ended March 31, 2011:	For the three months ended March 31, 2010:

RATIOS TO AVERAGE CAPITAL:

Net investment loss (a)	(2.22)%	(2.14)%

Total expenses (a)	2.52%	2.56%
Profit share allocation (b)	0.00	1.33
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	2.52%	3.89%

Total return before profit share allocation (b)	(1.29)%	5.97%
Profit share allocation (b)	(0.04)	(1.33)
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	(1.33)%	(4.64)%

(a) annualized
(b) not annualized		(Continued)

Global Macro Trust
Statements of Financial Highlights — Series 4 (UNAUDITED)

Per unit operating performance:	For the three months ended March 31, 2011:

Net income (loss) from operations:
Net investment loss	$(0.72)
Net realized and unrealized losses on trading of futures and forward currency contracts	(10.04)
Net losses from U.S. Treasury obligations	(0.15)
Net loss per unit	$(10.91)

Net asset value per unit, beginning of period	1,366.01

Net asset value per unit, end of period	$1,355.10

Total return and ratios:	For the three months ended March 31, 2011:

RATIOS TO AVERAGE CAPITAL:

Net investment loss (a)	(0.21)%

Total expenses (a)	0.52%

TOTAL RETURN	(0.80)%

(a) annualized

See notes to financial statements	(Concluded)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Global Macro Trust’s (the “Trust”) financial condition at March 31, 2011 and December 31, 2010 and the results of its operations for the three months ended March 31, 2011 and 2010. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010. The December 31, 2010 information has been derived from the audited financial statements as of December 31, 2010.

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

The Income Taxes topic of the FASB Accounting Standards Codification (the “Codification”) clarifies the accounting for uncertainty in tax positions. This requires that the Trust recognize in its financial statements the impact of a tax position and if that position is more likely than not of being sustained on audit based on the technical merits of the position. Based on a review of the Trust’s open tax years, 2007 to 2010, for the U.S. Federal jurisdiction, the New York and Delaware state jurisdictions and the New York City jurisdiction it did not have an impact on the Trust.  The Trust is treated as a limited partnership for federal and state income tax reporting purposes and therefore the unitholders in the trust ("Unitholders") are responsible for the payment of taxes.

There have been no material changes with respect to the Trust's critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Trust's Annual Report on Form 10-K for fiscal year 2010.

2. FAIR VALUE

The Fair Value Measurements and Disclosures topic of the Codification defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The three levels of the fair value hierarchy are described below:

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

Cash Instruments.  The Trust’s cash instruments are generally classified within Level 1 of the fair value hierarchy because they are typically valued using quoted market prices. The types of instruments valued based on quoted market prices in active markets include U.S. government obligations and a short-term U.S. government money market fund. Millburn Ridgefield Corporation (the "The Managing Owner") does not adjust the quoted price for such instruments, even in situations where the Trust holds a large position and a sale could reasonably impact the quoted price.

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

During the three months ended March 31, 2011 and 2010, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables set forth by level and major category within the fair value hierarchy. At March 31, 2011 and December 31, 2010, the Trust held no assets or liabilities classified in Level 3.

Financial assets and liabilities at fair value as of March 31, 2011

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$794,327,099	$-	$794,327,099

Cash and cash equivalents
Cash	302,337	-	302,337
Short-term money market fund	55,107,257	-	55,107,257
Total cash and cash equivalents	55,409,594	-	55,409,594

Exchange-traded futures contracts
Energies	3,657,800	-	3,657,800
Grains	1,525,434	-	1,525,434
Interest rates	(379,923)	-	(379,923)
Livestock	736,490	-	736,490
Metals	(15,592)	-	(15,592)
Softs	(397,581)	-	(397,581)
Stock indices	7,799,200	-	7,799,200
Total exchange-traded futures contracts	12,925,828	-	12,925,828

Over-the-counter forward currency contracts	-	23,379	23,379

Total futures and forward currency contracts (2)	12,925,828	23,379	12,949,207

Total financial assets and liabilities at fair value	$862,662,521	$23,379	$862,685,900

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in brokers’ trading accounts as collateral			$195,209,880
Investments in U.S. Treasury notes held in custody			599,117,219
Total investments in U.S. Treasury notes			$794,327,099
(2)
Net unrealized appreciation on futures and forward currency contracts			$14,317,722
Net unrealized depreciation on futures and forward currency contracts			(1,368,515)
Net unrealized appreciation on futures and forward currency contracts			$12,949,207

Financial assets and liabilities at fair value as of December 31, 2010

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$801,553,608	$-	$801,553,608

Cash and cash equivalents
Cash	303,583	-	303,583
Short-term money market fund	47,651,151	-	47,651,151
Total cash and cash equivalents	47,954,734	-	47,954,734

Exchange-traded futures contracts
Energies	1,647,872	-	1,647,872
Grains	5,728,407	-	5,728,407
Interest rates	1,327,790	-	1,327,790
Livestock	283,540	-	283,540
Metals	9,307,589	-	9,307,589
Softs	2,630,682	-	2,630,682
Stock indices	5,538,955	-	5,538,955
Total exchange-traded futures contracts	26,464,835	-	26,464,835

Over-the-counter forward currency contracts	-	10,937,394	10,937,394

Total futures and forward currency contracts (2)	26,464,835	10,937,394	37,402,229

Total financial assets and liabilities at fair value	$875,973,177	$10,937,394	$886,910,571

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in brokers’ trading accounts as collateral			$147,055,005
Investments in U.S. Treasury notes held in custody			654,498,603
Total investments in U.S. Treasury notes			$801,553,608
(2)
Net unrealized appreciation on futures and forward currency contracts			$37,402,229
Net unrealized depreciation on futures and forward currency contracts			-
Net unrealized appreciation and depreciation on futures and forward currency contracts			$37,402,229

3. DERIVATIVE INSTRUMENTS

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

The Trust engages in the speculative trading of futures and forward contracts on interest rates, grains, softs, currencies, metals, energies, livestock and stock indices. The following were the primary trading risk exposures of the Trust at March 31, 2011, by market sector:

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

Interest Rates – Interest rate movements directly affect the price of the sovereign bond futures positions held by the Trust and indirectly the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Trust’s profitability.  The Trust’s primary interest rate exposure is to interest rate fluctuations in countries or regions including Australia, Canada, Japan, Switzerland, the United Kingdom, the U.S., and the Eurozone. However, the Trust also may take positions in futures contracts on the government debt of other nations.  The Managing Owner anticipates that interest rates in these industrialized countries or areas, both long-term and short-term, will remain the interest rate market exposure of the Trust for the foreseeable future.

Metals – The Trust’s metals market exposure is to fluctuations in the price of aluminum, copper, gold, lead, nickel, platinum, silver, tin and zinc.

Stock Indices – The Trust’s equity exposure, through stock index futures, is to equity price risk in the major industrialized countries as well as other countries.

The Derivatives and Hedging topic of the Codification requires entities to recognize in the Statements of Financial Condition all derivative contracts as assets or liabilities. Fair value of futures and forward currency contracts in an asset position by counterparty, respectively are recorded in the Statements of Financial Condition as “Net unrealized appreciation on open futures and forward currency contracts.” Fair values of futures and forward currency contracts in a liability position by counterparty, respectively are recorded in the Statements of Financial Condition as “Net unrealized depreciation on open futures and forward currency contracts.” The Trust’s policy regarding fair value measurement is discussed in the Fair Value and Disclosures note, contained herein.

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

See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional derivative-related information.

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at March 31, 2011 and December 31, 2010. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair value of futures and forward currency contracts at March 31, 2011

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Energies	$6,005,786	$(73,866)	$-	$(2,274,120)	$3,657,800
Grains	2,678,934	(415,425)	495,450	(1,233,525)	1,525,434
Interest rates	537,226	(1,699,025)	788,345	(6,469)	(379,923)
Livestock	736,490	-	-	-	736,490
Metals	4,169,683	(3,114,247)	199,631	(1,270,659)	(15,592)
Softs	1,232,414	(1,654,030)	24,035	-	(397,581)
Stock indices	8,318,706	(42,049)	90,900	(568,357)	7,799,200
Total futures contracts:	23,679,239	(6,998,642)	1,598,361	(5,353,130)	12,925,828

Forward currency contracts	21,994,919	(6,862,154)	4,763,219	(19,872,605)	23,379

Total futures and forward currency contracts	$45,674,158	$(13,860,796)	$6,361,580	$(25,225,735)	$12,949,207

Fair value of futures and forward currency contracts at December 31, 2010

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Energies	$3,578,697	$(604,025)	$-	$(1,326,800)	$1,647,872
Grains	6,435,870	-	-	(707,463)	5,728,407
Interest rates	1,906,539	(446,636)	93,822	(225,935)	1,327,790
Livestock	578,540	-	-	(295,000)	283,540
Metals	10,487,557	-	-	(1,179,968)	9,307,589
Softs	2,899,490	(6,496)	17,158	(279,470)	2,630,682
Stock indices	6,102,368	(1,061,589)	504,746	(6,570)	5,538,955
Total futures contracts:	31,989,061	(2,118,746)	615,726	(4,021,206)	26,464,835

Forward currency contracts	17,229,470	(2,951,060)	4,884,986	(8,226,002)	10,937,394

Total futures and forward currency contracts	$49,218,531	$(5,069,806)	$5,500,712	$(12,247,208)	$37,402,229

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three months ended March 31, 2011 and March 31, 2010 as “Net realized gains (losses) on closed positions, futures and forward currency contracts” and “Net change in unrealized, futures and forward currency contracts.”  These trading gains and losses are detailed below:

Trading gains (losses) of futures and forward currency contracts for the three months ended March 31, 2011 and 2010

Sector	2011	2010
Futures contracts:
Energies	$24,513,749	$5,922,670
Grains	(3,282,910)	3,257,891
Interest rates	(10,735,414)	31,293,061
Livestock	957,680	(876,760)
Metals	3,162,126	1,030,914
Softs	2,003,567	(2,514,330)
Stock indices	(19,679,883)	(1,056,471)
Total futures contracts:	(3,061,085)	37,056,975

Forward currency contracts	(3,387,367)	17,427,633

Total futures and forward currency contracts	$(6,448,452)	$54,484,608

The following table presents average notional value by sector in U.S. dollars of open futures and forward currency contracts for the three months ended March 31, 2011 and March 31, 2010.  The Trust’s average net asset value for the three months ended March 31, 2011 and 2010 was approximately $890,000,000 and $887,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the three months ended March 31, 2011 and 2010

	2011		2010
Sector	Long positions	Short positions	Long positions	Short positions
Futures contracts:
Energies	$196,497,504	$52,630,815	$227,376,872	$153,379,511
Grains	96,528,751	27,872,313	18,284,885	44,686,559
Interest rates	559,104,430	107,053,103	1,391,021,887	86,479,272
Livestock	14,819,860	1,547,150	12,868,800	11,762,315
Metals	153,567,972	13,030,188	131,062,205	18,921,634
Softs	32,902,037	3,742,029	32,440,266	6,188,390
Stock indices	479,240,805	18,928,946	602,939,713	9,872,915
Total futures contracts:	1,532,661,359	224,804,544	2,415,994,628	331,290,596

Forward currency contracts	1,061,180,437	189,693,768	793,261,780	249,675,868

Total futures and forward currency contracts	$2,593,841,796	$414,498,312	$3,209,256,408	$580,966,464

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments, translated to U.S. dollars at March 31, 2011 and 2010. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the Managing Owner believes it is a more meaningful representation of notional values of the Trust’s open interest rate positions.

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

A significant portion of the Trust’s forward currency trading activities are cleared by Deutsche Bank AG (“DB”) and Morgan Stanley & Co. Inc. (“MS”). The Trust’s concentration of credit risk associated with DB or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition, plus the value of margin or collateral held by DB and MS. The amount of such credit risk was $137,251,088 and $90,603,180 at March 31, 2011 and December 31, 2010, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three months ended March 31, 2011 and 2010. Profit share earned (from Unitholders' redemptions) is credited to the New Profit memo account as defined in the Trust’s Trust Agreement.

	Three months ended:
	March 31, 2011	March 31, 2010
Profit share earned	$353	$0
Profit share accrued	0	41,988
Total profit share	$353	$41,988

5. RELATED PARTY TRANSACTIONS

The Trust pays all routine expenses, such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee's fees, the charges of an outside accounting services agency and the expenses of updating the Trust's Prospectus), as well as extraordinary costs. At March 31, 2011, the Managing Owner is owed $223,465 from the Trust in connection with such expenses it has paid on the Trust's behalf (and is included in "Due to Managing Owner" in the Statements of Financial Condition).

Series 1 Unitholders who redeem units at or prior to the end of the first eleven months after such units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the Managing Owner. At March 31, 2011 and December 31, 2010, $1,115 and $1,276, respectively, was owed to the Managing Owner.

6. FINANCIAL HIGHLIGHTS

Per unit operating performance for Series 1, Series 2, Series 3 and Series 4 units is calculated based on Unitholders’ Trust capital for each Series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of units during the period. Weighted average number of units for each Series is detailed below:

	Three months ending March 31,		Date of
	2011	2010	original issuance
Series 1	660,245.605	708,969.025	July 23, 2001
Series 2	97.682	n/a	April 1, 2010
Series 3	14,821.200	2,591.868	September 1, 2009
Series 4	462.617	n/a	November 1, 2010

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to Item 1, "Financial Statements." The information contained therein is essential to, and should be read in connection with, the following analysis.

OPERATIONAL OVERVIEW

Due to the nature of the Trust's business, its results of operations depend on the Managing Owner’s ability to recognize and capitalize on trends and other profit opportunities in different sectors of the global capital and commodity markets. The Managing Owner's trading methods are confidential so that substantially the only information that can be furnished regarding the Trust's results of operations is contained in the performance record of its trading. Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Trust and its past performance is not necessarily indicative of future results. The Managing Owner believes, however, that there are certain market conditions, for example, markets with strong price trends, in which the Trust has a better likelihood of being profitable than in others.

LIQUIDITY AND CAPITAL RESOURCES

Units (“Units”) may be offered for sale as of the beginning, and may be redeemed as of the end, of each month.

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

During its operations for the three months ending March 31, 2011, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

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

RESULTS OF OPERATIONS

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

Period ended March 31, 2011

Month Ending:	Total Trust Capital

March 31, 2011	$871,124,378
December 31, 2010	892,925,611

Three Months
Change in Trust Capital	$(21,801,233)
Percent Change	(2.44)%

THREE MONTHS ENDED MARCH 31, 2011

The decrease in the Trust’s net assets of $21,801,233 for the three months ended March 31, 2011 was attributable to net loss (before profit share) of $21,131,015 and redemptions of $20,117,499 and was partially offset by subscriptions of $19,447,281.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.  Brokerage fees for the three months ended March 31, 2011 decreased $49,381 relative to the corresponding period in 2010 due to a decrease in the Trust’s average net assets.

Administrative expenses for the three months ended March 31, 2011 decreased $8,105 relative to the corresponding period in 2010. The decrease was due mainly to a decrease in the Trust's net assets during the three months ended March 31, 2011 relative to the corresponding period.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian.  Interest income for the three months ended March 31, 2011 decreased $240,233 relative to the corresponding period in 2010. This decrease was due predominantly to a decrease in short-term Treasury yields in addition to a decrease in average net assets.

The Trust experienced net realized and unrealized losses of $6,601,847 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $14,517,228, administrative expenses of $562,115, custody fees and other expenses of $41,296, management fees of $100,769 and a profit share of $353 were incurred. Interest income of $692,240 partially offset the Trust's expenses resulting in a net loss of $21,131,368. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	(0.37)%
Energies	2.75%
Grains	(0.39)%
Interest rates	(1.21)%
Livestock	0.09%
Metals	0.35%
Softs	0.22%
Stock indices	(2.19)%
Trading loss	(0.75)%

MANAGEMENT DISCUSSION – 2011

Trading during the quarter was volatile largely as a result of the Japan disaster.  There was a loss for the period as profits from energy, U.S. dollar currency, metal and soft commodity trading were outweighed by losses from equity, interest rate and currency cross rate trading.

Through the first two and one-third months of the quarter, generous liquidity creation by developed country central banks, especially the Federal Reserve, led to a weakening dollar, and rising equity and commodity prices.  Meanwhile, inflation concerns, monetary policy tightening in emerging economies, and persistent worry about government debt problems encouraged interest rates on government securities to rise.

Given the diverse monetary policy stances of the U.S. and emerging economies, capital flowed toward high yield and emerging market exporting countries.  Hence, short U.S. dollar positions were profitable as the dollar fell versus the currencies of Australia, Brazil, Canada, Korea, Mexico, Russia and Scandinavia.

Persistent ease in U.S. monetary policy also led to increasing optimism regarding global economic growth.  This environment was favorable to global equities and long positions in index futures in the U.S., Canada, Europe and South Africa were profitable.  Asian equities did less well as policy tightening progressed.

The weak dollar and strong growth outlook supported commodity prices and agricultural commodity, metal and energy trading were all profitable.  The agricultural markets were also boosted by supply concerns caused by a variety of weather conditions – too much or too little rain, too hot or not hot enough.  Long positions in corn, wheat, cotton, coffee and rubber were profitable.

Energy prices were up on the roiling violence in the Middle East and North Africa, a better economic growth outlook and supply drawdowns.  Long positions in crude, heating oil, London gasoil, and gasoline (RBOB) were profitable.

Contrary to some expectations, the Federal Reserve’s second foray into quantitative easing failed to keep interest rates low.  With market participants worried about massive government borrowing requirements and future inflation, there was a substantial uptick in rates and moderate losses were sustained on long interest rate futures positions.

In mid-March, the Japanese earthquake/tsunami/nuclear disaster had a sizable negative impact on these profitable results as market participants altered their prior views, producing significant price reversals.

A flight to safety triggered a strong move into the U.S. dollar which had been falling because of concern regarding fiscal and monetary problems in America, as well as into the Swiss franc and yen which had been weak due to low interest rates.  This flight also led to rising prices for “suddenly safe” government securities which had previously been under pressure due to debt problems and recent signs of tighter monetary policies, particularly in Asia.  Given the threat to worldwide growth due the crippling of the Japanese economy, global equity markets, which had weakened noticeably on March 9 in the wake of a Bank of Korea rate hike and further signs of a persistent inflation problem in China, fell sharply as the scale of the disaster expanded.  Finally, with Japan’s industrial sector somewhat crippled and global growth now more uncertain, the demands for and prices of metals, energy, and other commodities, which have been experiencing a secular boom,  fell, negatively impacting performance.

The increase in volatility led our risk management systems to reduce positions in order to keep risk in line with intended exposures.  Also, price changes produced new signals from directional models that led to position adjustments.  Equity exposures were reduced about 50% from earlier levels, although the portfolio remained partially long Asian, U.S., and European indices.  In Japan, equity positions were reduced close to flat, as were positions in Japanese government bonds, while the portfolio stayed slightly short the dollar against the yen.  Metal and energy positions stayed long though 10-20% under earlier levels.  The portfolio also went somewhat long interest rate futures, particularly Canadian, U.S., and British instruments.

Over the final days of the month, earlier trends resurfaced and much of the Japan related loss was recaptured, but with positions lowered, especially in equities, the quarter finished slightly negative.

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

The burgeoning budget crisis in Greece weighed on the euro throughout the quarter and short euro positions relative to the Australian and New Zealand dollars, Hungarian forint, Polish zloty and Turkish lira were profitable.  More generally, long positions in high yielding and commodity currencies—Australian, New Zealand and Canadian dollars—versus a variety of currencies were profitable.  The U.S. dollar was not as weak as the euro but it did lose ground to the currencies of Australia, Canada, India, Colombia, Korea, Mexico and South Africa, producing profits from long positions in these currencies.

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

Contractual Obligations

The Trust does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Trust’s sole business is trading futures and forward contracts, both long (contracts to buy) and short (contacts to sell).  All such contracts are settled by offset, not delivery.  Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Trust for less than four months before being offset or rolled over into new contracts with similar maturities.  The Trust’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Trust’s open futures and forward currency contracts, both long and short, at March 31, 2011.

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

The Trust's Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Trust's open positions by market category for the quarter ended March 31, 2011. During the three months ended March 31, 2011, the Trust's average total capitalization was approximately $889,860,000.

Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Currencies	$61.6	6.9%	$61.6	$61.6
Energies	9.7	1.1%	9.7	9.7
Grains	3.4	0.4%	3.4	3.4
Interest rates	15.0	1.7%	15.0	15.0
Livestock	0.5	0.1%	0.5	0.5
Metals	9.4	1.0%	9.4	9.4
Softs	3.4	0.4%	3.4	3.4
Stock indices	33.7	3.8%	33.7	33.7
Total	$136.7	15.4%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the three months ended March 31, 2011. Average capitalization is the Trust's capitalization at the end of the three months ended March 31, 2011. Dollar amounts represent millions of dollars.

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

Qualitative Disclosures

There have been no material changes in the qualitative disclosures about market risk since the end of the preceding fiscal year.

ITEM 4. CONTROLS AND PROCEDURES

Millburn Ridgefield Corporation, the Managing Owner of the Trust, with the participation of the Managing Owner's Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Trust as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the Managing Owner’s internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Managing Owner’s internal control over financial reporting with respect to the Trust.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Accounting for Uncertain Tax Positions

Financial Accounting Standards Board Accounting Standards Codification Topic No. 740, “Income Taxes” (“ASC 740,” in part formerly known as “FIN 48”), provides guidance on the recognition of uncertain tax positions.  ASC 740 prescribes the minimum recognition threshold that a tax position is required to meet before being recognized in an entity’s financial statements.  It also provides guidance on recognition, measurement, classification, interest and penalties with respect to tax positions.  A prospective investor should be aware that, among other things, ASC 740 could have a material adverse effect on the periodic calculations of the net asset value of the Trust, including reducing the net asset value of the Trust to reflect reserves for income taxes, such as foreign withholding taxes, that may be payable by the Trust.  This could cause benefits or detriments to certain Unitholders, depending upon the timing of their subscriptions and withdrawals from the Trust.

There are otherwise no material changes from risk factors as previously disclosed in Form 10-K, filed March 30, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS

(a)	There have been no sales of unregistered securities of the Trust during the three months ended March 31, 2011.

(c)
Pursuant to the Trust’s Declaration of Trust and Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit.  The redemption of Units has no impact on the value of Units that remain outstanding and Units are not reissued once redeemed.

The following table summarizes the redemptions by Unitholders during the three months ended March 31, 2011. There were no redemptions during the three months ended March 31, 2011 by Series 2 or 4 Unitholders.

	Series 1		Series 3
Date of Redemption	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit

January 31, 2011	5,780.192	$1,292.63	6.100	$1,335.94
February 28, 2011	4,669.218	1,324.17	76.050	1,369.36
March 31, 2011	4,926.247	1,281.84	27.018	1,334.75
Total	15,375.657		109.168

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

Date: May 13, 2011
/s/Tod A. Tanis
Tod A. Tanis
Vice-President
(Principal Accounting Officer)