Form 10-Q
period 2011-06-30
GLOBAL MACRO TRUST
filed 2011-08-12
CIK 1145765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:  June 30, 2011
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
Yes ☐          No ☒

PART 1. FINANANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Global Macro Trust
Financial statements
For the three and six months ended June 30, 2011 and 2010

(a) At June 30, 2011 and December 31, 2010
(b) For the three and six months ended June 30, 2011 and 2010
(c) For the six months ended June 30, 2011 and 2010

Global Macro Trust
Statements of Financial Condition (UNAUDITED)

	June 30	December 31
	2011	2010
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes – at fair value (amortized cost $200,441,097 and $146,977,164)	$200,579,391	$147,055,005
Net unrealized appreciation on open futures and forward currency contracts	10,023,977	37,402,229
Due from brokers	7,581,819	14,425,007
Cash denominated in foreign currencies (cost $2,696,225 and $8,260,299)	2,771,344	8,404,398
Total equity in trading accounts	220,956,531	207,286,639

INVESTMENTS IN U.S. TREASURY NOTES – at fair value (amortized cost $591,457,046 and $654,167,743)	591,780,863	654,498,603
CASH AND CASH EQUIVALENTS	49,464,510	47,954,734
ACCRUED INTEREST RECEIVABLE	1,531,008	1,421,896
TOTAL	$863,732,912	$911,161,872

LIABILITIES AND TRUST CAPITAL
LIABILITIES:
Subscriptions by Unitholders received in advance	$5,244,471	$6,440,530
Net unrealized depreciation on open futures and forward currency contracts	11,851,502	-
Due to Managing Owner	218,422	1,276
Accrued brokerage fees	4,399,610	4,843,008
Accrued management fees	46,114	24,278
Redemptions payable to Unitholders	6,829,165	5,953,490
Redemptions payable to Managing Owner	-	262,829
Accrued expenses	193,537	239,340
Cash denominated in foreign currencies (cost $-3,050,416 and $-469,938)	3,112,577	471,510
Due to brokers	2,572,969	-
Total liabilities	34,468,367	18,236,261

TRUST CAPITAL:
Managing Owner interest (8,598.671 and 8,311.477 units outstanding)	10,582,335	10,922,729
Series 1 Unitholders (642,250.525 and 660,222.516 units outstanding)	790,386,465	867,646,692
Series 2 Unitholders (197.558 and 75.492 units outstanding)	255,252	101,957
Series 3 Unitholders (21,091.941 and 10,481.102 units outstanding)	27,328,816	14,178,784
Series 4 Unitholders (537.812 and 55.233 units outstanding)	711,677	75,449
Total trust capital	829,264,545	892,925,611

TOTAL:	$863,732,912	$911,161,872

NET ASSET VALUE PER UNIT OUTSTANDING:
Series 1 Unitholders	$1,230.65	$1,314.17
Series 2 Unitholders	$1,292.04	$1,350.56
Series 3 Unitholders	$1,295.70	$1,352.80
Series 4 Unitholders	$1,323.28	$1,366.01

See notes to financial statements

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
June 30, 2011

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	(0.05)%	$(423,011)
Grains	(0.36)	(2,977,824)
Interest rates:
2 Year U.S. Treasury Note (2,478 contracts, settlement date 09/30/2011)	0.13	1,075,889
5 Year U.S. Treasury Note (1,423 contracts, settlement date 09/30/2011)	(0.05)	(432,820)
10 Year U.S. Treasury Note (802 contracts, settlement date 09/30/2011)	(0.10)	(809,641)
30 Year U.S. Treasury Bond (417 contracts, settlement date 09/30/2011)	(0.12)	(993,469)
Other interest rates	0.06	453,589
Total interest rates	(0.08)	(706,452)

Metals	0.00	27,389
Softs	0.02	166,916
Stock indices	0.66	5,497,815
Total long futures contracts	0.19	1,584,833

Short futures contracts:
Energies	0.09	770,930
Grains	0.19	1,565,013
Interest rates	0.05	439,738
Livestock	(0.06)	(515,330)
Metals	(0.29)	(2,401,086)
Stock indices	(0.11)	(941,903)
Total short futures contracts	(0.13)	(1,082,638)
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	0.06	502,195

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	0.38	3,149,341
Total short forward currency contracts	(0.66)	(5,479,061)
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS-Net	(0.28)	(2,329,720)

TOTAL	(0.22)%	$(1,827,525)

(Continued)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
June 30, 2011

U.S. Treasury Notes

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$197,560,000	U.S. Treasury notes, 1.000%, 08/31/2011	23.86%	$197,880,263
376,420,000	U.S. Treasury notes, 0.750%, 11/30/2011	45.52	377,471,329
215,950,000	U.S. Treasury notes, 0.875%, 02/29/2012	26.17	217,008,662

	Total investments in U.S. Treasury notes (amortized cost $791,898,143)	95.55%	$792,360,254

See notes to financial statements	(Concluded)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
December 31, 2010

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	0.33%	$2,974,672
Grains	0.72	6,435,870
Interest rates:
2 Year U.S. Treasury Note (1,725 contracts, settlement date 03/31/2011)	(0.04)	(332,016)
Other interest rates	0.20	1,791,919
Total interest rates	0.16	1,459,903

Livestock	0.07	578,540
Metals	1.18	10,487,557
Softs	0.32	2,892,994
Stock indices	0.57	5,040,779
Total long futures contracts	3.35	29,870,315

Short futures contracts:
Energies	(0.15)	(1,326,800)
Grains	(0.08)	(707,463)
Interest rates	(0.01)	(132,113)
Livestock	(0.03)	(295,000)
Metals	(0.13)	(1,179,968)
Softs	(0.03)	(262,312)
Stock indices	0.05	498,176
Total short futures contracts	(0.38)	(3,405,480)
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	2.97	26,464,835

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.60	14,278,410
Total short forward currency contracts	(0.38)	(3,341,016)
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS-Net	1.22	10,937,394

TOTAL	4.19%	$37,402,229

(Continued)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
December 31, 2010
U.S. Treasury Notes

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$174,000,000	U.S. Treasury notes, 0.875%, 03/31/2011	19.52%	$174,299,063
185,700,000	U.S. Treasury notes, 0.875%, 05/31/2011	20.86	186,251,297
219,330,000	U.S. Treasury notes, 1.000%, 08/31/2011	24.69	220,460,920
219,650,000	U.S. Treasury notes, 0.750%, 11/30/2011	24.70	220,542,328

	Total investments in U.S. Treasury notes (amortized cost $801,144,907)	89.77%	$801,553,608

See notes to financial statements	(Concluded)

Global Macro Trust
Statements of Operations (UNAUDITED)

	For the three months ended
	June 30	June 30
	2011	2010
INVESTMENT INCOME:
Interest income	$575,608	$859,890

EXPENSES:
Brokerage fees	14,327,087	14,417,724
Administrative expenses	562,181	573,704
Custody fees and other expenses	39,281	41,774
Management fees	137,305	24,157
Total expenses	15,065,854	15,057,359

NET INVESTMENT LOSS	(14,490,246)	(14,197,469)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(4,596,224)	4,424,167
Foreign exchange translation	110,221	352,273
Net change in unrealized:
Futures and forward currency contracts	(14,776,732)	(50,952,030)
Foreign exchange translation	(40,698)	(857,518)
Net gains (losses) from U.S. Treasury notes:
Net change in unrealized	162,867	(115,522)
TOTAL NET REALIZED AND UNREALIZED LOSSES	(19,140,566)	(47,148,630)

NET LOSS	(33,630,812)	(61,346,099)
LESS PROFIT SHARE TO MANAGING OWNER	1,032	(41,988)
NET LOSS AFTER PROFIT SHARE TO MANAGING OWNER	$(33,631,844)	$(61,304,111)

NET LOSS AFTER PROFIT SHARE TO MANAGING OWNER PER AVERAGE UNIT OUTSTANDING
Series 1 Unitholders	$(51.19)	$(87.86)
Series 2 Unitholders	$(39.72)	$(65.51)
Series 3 Unitholders	$(39.05)	$(64.77)
Series 4 Unitholders	$(31.82)	$-

(Continued)

Global Macro Trust
Statements of Operations (UNAUDITED)

	For the six months ended
	June 30	June 30
	2011	2010
INVESTMENT INCOME:
Interest income	$1,267,848	$1,792,363

EXPENSES:
Brokerage fees	28,844,315	28,984,333
Administrative expenses	1,124,296	1,143,924
Custody fees and other expenses	80,577	82,386
Management fees	238,074	40,233
Total expenses	30,287,262	30,250,876

NET INVESTMENT LOSS	(29,019,414)	(28,458,513)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains on closed positions:
Futures and forward currency contracts	13,408,346	17,516,379
Foreign exchange translation	116,203	775,124
Net change in unrealized:
Futures and forward currency contracts	(39,229,754)	(9,559,634)
Foreign exchange translation	(129,569)	(1,020,299)
Net gains (losses) from U.S. Treasury notes:
Realized	38,951	-
Net change in unrealized	53,410	(187,963)
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)	(25,742,413)	7,523,607

NET LOSS	(54,761,827)	(20,934,906)
LESS PROFIT SHARE TO MANAGING OWNER	1,385	-
NET LOSS AFTER PROFIT SHARE TO MANAGING OWNER	$(54,763,212)	$(20,934,906)

NET LOSS AFTER PROFIT SHARE TO MANAGING OWNER PER AVERAGE UNIT OUTSTANDING
Series 1 Unitholders	$(83.52)	$(31.87)
Series 2 Unitholders	$(58.52)	$(65.51)
Series 3 Unitholders	$(57.10)	$(8.11)
Series 4 Unitholders	$(42.73)	$-

See notes to financial statements	(Concluded)

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the six months ended June 30, 2011:

									New Profit
	Series 1 Unitholders		Series 2 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Trust capital at January 1, 2011	$867,646,692	660,222.516	$101,957	75.492	$14,178,784	10,481.102	$75,449	55.233	$-	-	$10,922,729	8,311.477	$892,925,611	679,145.820
Subscriptions	22,923,456	17,406.908	174,000	129.138	14,819,080	10,903.738	657,876	482.579	-	-	-	-	38,574,412	28,922.363
Redemptions	(47,064,834)	(36,249.573)	(9,137)	(7.072)	(399,680)	(292.899)	-	-	-	-	-	-	(47,473,651)	(36,549.544)
Addt'l units allocated *	-	870.674	-	-	-	-	-	-	-	0.014	-	286.159	-	1,156.847
Net loss	(53,118,849)	-	(11,568)	-	(1,269,368)	-	(21,648)	-	(111)	-	(341,668)	-	(54,763,212)	-
Managing Owner's allocation:
New Profit-Accrued	-	-	-	-	-	-	-	-	1,385	1.021	-	-	1,385	1.021
Trust capital at June 30, 2011	$790,386,465	642,250.525	$255,252	197.558	$27,328,816	21,091.941	$711,677	537.812	$1,274	1.035	$10,581,061	8,597.636	$829,264,545	672,676.507

Net asset value per unit outstanding at at June 30, 2011:	$1,230.65		$1,292.04		1,295.70		1,323.28

* Additional units are issued to Series 1 Unitholders and the Managing Owner who are charged less than a 7% brokerage fee	(Continued)

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the six months ended June 30, 2010:

							New Profit
	Series 1 Unitholders		Series 2 Unitholders		Series 3 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Trust capital at January 1, 2010	$865,980,227	714,519.974	$-	-	$2,236,811	1,831.292	$-	-	$10,937,574	9,024.593	$879,154,612	725,375.859
Subscriptions	15,080,333	11,857.466	82,000	64.614	2,958,360	2,372.872	-	-	-	-	18,120,693	14,294.952
Redemptions	(51,594,773)	(42,137.938)	-	-	(6,842)	(5.730)	-	-	-	-	(51,601,615)	(42,143.668)
Addt'l units allocated *	-	914.217	-	-	-	-	-	-	-	309.974	-	1,224.191
Net income (loss)	(20,915,151)	-	(3,650)	-	(94,259)	-	-	-	78,154		(20,934,906)	-
Trust capital at June 30, 2010	$808,550,636	685,153.719	$78,350	64.614	$5,094,070	4,198.434	$-	-	$11,015,728	9,334.567	$824,738,784	698,751.334

Net asset value per unit outstanding at at June 30, 2010:	$1,180.10		$1,212.59		$1,213.33

* Additional units are issued to Series 1 Unitholders and the Managing Owner who are charged less than a 7% brokerage fee

See notes to financial statements	(Concluded)

Global Macro Trust
Statements of Financial Highlights — Series 1 (UNAUDITED)

Per unit operating performance:	For the three months ended June 30, 2011:	For the three months ended June 30, 2010:	For the six months ended June 30, 2011:	For the six months ended June 30, 2010:

Net income (loss) from operations:
Net investment loss	$(21.95)	$(20.45)	$(43.78)	$(40.53)
Net realized and unrealized gains (losses) on trading of futures and forward currency contracts	(29.48)	(67.25)	(39.88)	8.92
Net gains (losses) from U.S. Treasury obligations	0.24	(0.16)	0.14	(0.26)
Profit share allocated to Managing Owner	0.00	0.00	0.00	0.00
Net loss per unit	$(51.19)	$(87.86)	$(83.52)	$(31.87)

Net asset value per unit,beginning of period	1,281.84	1,267.96	1,314.17	1,211.97

Net asset value per unit,end of period	$1,230.65	$1,180.10	$1,230.65	$1,180.10

Total return and ratios:	For the three months ended June 30, 2011:	For the three months ended June 30, 2010:	For the six months ended June 30, 2011:	For the six months ended June 30, 2010:

RATIOS TO AVERAGE CAPITAL:

Net investment loss (a)	(6.77)%	(6.64)%	(6.74)%	(6.63)%

Total expenses (a)	7.03%	7.04%	7.03%	7.04%
Profit share allocation (b)	0.00	0.00	0.00	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	7.03%	7.04%	7.03%	7.04%

Total return before profit share allocation (b)	(3.99)%	(6.93)%	(6.36)%	(2.63)%
Less: profit share allocation (b)	0.00	0.00	0.00	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	(3.99)%	(6.93)%	(6.36)%	(2.63)%

(a) annualized
(b) not annualized				(Continued)

Global Macro Trust
Statements of Financial Highlights — Series 2 (UNAUDITED)

Per unit operating performance:	For the three months ended June 30, 2011:	For the three months ended June 30, 2010:	For the six months ended June 30, 2011:

Net income (loss) from operations:
Net investment loss	$(8.40)	$(7.48)	$(16.67)
Net realized and unrealized losses on trading of futures and forward currency contracts	(31.51)	(57.97)	(41.98)
Net gains (losses) from U.S. Treasury obligations	0.19	(0.06)	0.13
Profit share allocated to Managing Owner	0.00	0.00	0.00
Net loss per unit	$(39.72)	$(65.51)	$(58.52)

Net asset value per unit,beginning of period	1,331.76	1,278.10	1,350.56

Net asset value per unit,end of period	$1,292.04	$1,212.59	$1,292.04

Total return and ratios:	For the three months ended June 30, 2011:	For the three months ended June 30, 2010:	For the six months ended June 30, 2011:

RATIOS TO AVERAGE CAPITAL:

Net investment loss (a)	(2.50)%	(2.40)%	(2.49)%

Total expenses (a)	2.76%	2.80%	2.76%
Profit share allocation (b)	0.00	0.00	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	2.76%	2.80	2.76%

Total return before profit share allocation (b)	(2.98)%	(5.13)%	(4.33)%
Less: profit share allocation (b)	0.00	0.00	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	(2.98)%	(5.13)%	(4.33)%

(a) annualized
(b) not annualized			(Continued)

Global Macro Trust
Statements of Financial Highlights — Series 3 (UNAUDITED)

Per unit operating performance:	For the three months ended June 30, 2011:	For the three months ended June 30, 2010:	For the six months ended June 30, 2011:	For the six months ended June 30, 2010:

Net income (loss) from operations:
Net investment loss	$(7.55)	$(6.69)	$(15.01)	$(13.29)
Net realized and unrealized gains (losses) on trading of futures and forward currency contracts	(31.72)	(69.05)	(42.15)	5.49
Net gains (losses) from U.S. Treasury obligations	0.28	(0.11)	0.14	(0.31)
Profit share allocated to Managing Owner	(0.06)	11.08	(0.08)	0.00
Net loss per unit	$(39.05)	$(64.77)	$(57.10)	$(8.11)

Net asset value per unit,beginning of period	1,334.75	1,278.10	1,352.80	1,221.44

Net asset value per unit,end of period	$1,295.70	$1,213.33	$1,295.70	$1,213.33

Total return and ratios:	For the three months ended June 30, 2011:	For the three months ended June 30, 2010:	For the six months ended June 30, 2011:	For the six months ended June 30, 2010:

RATIOS TO AVERAGE CAPITAL:

Net investment loss (a)	(2.23)%	(2.14)%	(2.23)%	(2.14)%

Total expenses (a)	2.49%	2.54%	2.51%	2.55%
Profit share allocation (b)	0.01	(0.87)	0.01	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	2.50%	1.67%	2.52%	2.55%

Total return before profit share allocation (b)	(2.92)%	(5.94)%	(4.21)%	(0.66)%
Less: profit share allocation (b)	0.01	(0.87)	0.01	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	(2.93)%	(5.07)%	(4.22)%	(0.66)%

(a) annualized
(b) not annualized				(Continued)

Global Macro Trust
Statements of Financial Highlights — Series 4 (UNAUDITED)

Per unit operating performance:	For the three months ended June 30, 2011:	For the six months ended June 30, 2011:

Net income (loss) from operations:
Net investment loss	$(0.76)	$(1.48)
Net realized and unrealized losses on trading of futures and forward currency contracts	(31.33)	(41.37)
Net gains from U.S. Treasury obligations	0.27	0.12
Net loss per unit	$(31.82)	$(42.73)

Net asset value per unit,beginning of period	1,355.10	1,366.01

Net asset value per unit,end of period	$1,323.28	$1,323.28

Total return and ratios:	For the three months ended June 30, 2011:	For the six months ended June 30, 2011:

RATIOS TO AVERAGE CAPITAL:

Net investment loss (a)	(0.22)%	(0.21)%

Total expenses (a)	0.48%	0.50%

TOTAL RETURN (b)	(2.35)%	(3.13)%

(a) annualized
(b) not annualized

See notes to financial statements		(Concluded)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Global Macro Trust’s (the “Trust”) financial condition at June 30, 2011 and December 31, 2010 and the results of its operations for the three and six months ended June 30, 2011 and 2010. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010. The December 31, 2010 information has been derived from the audited financial statements as of December 31, 2010.

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

The Income Taxes topic of the Financial Accounting Standards Board Accounting Standards Codification (the “Codification”) clarifies the accounting for uncertainty in tax positions. This requires that the Trust recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Trust’s open tax years, 2007 to 2010, for the U.S. Federal jurisdiction, the New York, Connecticut and Delaware state jurisdictions and the New York City jurisdiction, there are no uncertain tax positions. The Trust is treated as a limited partnership for federal and state income tax reporting purposes and therefore the unitholders in the trust ("Unitholders") are responsible for the payment of taxes.

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

Cash Instruments – The Trust’s cash instruments are generally classified within Level 1 of the fair value hierarchy because they are typically valued using quoted market prices. The types of instruments valued based on quoted market prices in active markets include U.S. government obligations and a short-term U.S. government money market fund. Millburn Ridgefield Corporation (the "Managing Owner") does not adjust the quoted price for such instruments even in situations where the Trust holds a large position and a sale could reasonably impact the quoted price.

Derivative Contracts – Derivative contracts can be exchange-traded or over-the-counter (“OTC”). Exchange-traded futures contracts are valued based on quoted closing settlement prices and typically fall within Level 1 of the fair value hierarchy.

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

During the six months ended June 30, 2011 and 2010, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables set forth by level and major category within the fair value hierarchy. At June 30, 2011 and December 31, 2010, the Trust held no assets or liabilities classified in Level 3.

Financial assets and liabilities at fair value as of June 30, 2011

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$792,360,254	$-	$792,360,254

Cash and cash equivalents
Cash	202,390	-	202,390
Short-term money market fund	49,262,120	-	49,262,120
Total cash and cash equivalents	49,464,510	-	49,464,510

Exchange-traded futures contracts
Energies	347,919	-	347,919
Grains	(1,412,811)	-	(1,412,811)
Interest rates	(266,714)	-	(266,714)
Livestock	(515,330)	-	(515,330)
Metals	(2,373,697)	-	(2,373,697)
Softs	166,916	-	166,916
Stock indices	4,555,912	-	4,555,912
Total exchange-traded futures contracts	502,195	-	502,195

Over-the-counter forward currency contracts	-	(2,329,720)	(2,329,720)

Total futures and forward currency contracts (2)	502,195	(2,329,720)	(1,827,525)

Total financial assets at fair value	$842,326,959	$(2,329,720)	$839,997,239

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in brokers’ trading accounts as collateral			$200,579,391
Investments in U.S. Treasury notes held in custody			591,780,863
Total investments in U.S. Treasury notes			$792,360,254

(2)
Net unrealized appreciation on futures and forward currency contracts			$10,023,977
Net unrealized depreciation on futures and forward currency contracts			(11,851,502)
Total unrealized appreciation and depreciation on futures and forward currency contracts			$(1,827,525)

Financial assets and liabilities at fair value as of December 31, 2010

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$801,553,608	$-	$801,553,608

Cash and cash equivalents
Cash	303,583	-	303,583
Short-term money market fund	47,651,151	-	47,651,151
Total cash and cash equivalents	47,954,734	-	47,954,734

Exchange-traded futures contracts
Energies	1,647,872	-	1,647,872
Grains	5,728,407	-	5,728,407
Interest rates	1,327,790	-	1,327,790
Livestock	283,540	-	283,540
Metals	9,307,589	-	9,307,589
Softs	2,630,682	-	2,630,682
Stock indices	5,538,955	-	5,538,955
Total exchange-traded futures contracts	26,464,835	-	26,464,835

Over-the-counter forward currency contracts	-	10,937,394	10,937,394

Total futures and forward currency contracts (2)	26,464,835	10,937,394	37,402,229

Total financial assets and liabilities at fair value	$875,973,177	$10,937,394	$886,910,571

Per line item in Statements of Financial Condition

(1)
Investments in U.S. Treasury notes held in brokers’ trading accounts as collateral			$147,055,005
Investments in U.S. Treasury notes held in custody			654,498,603
Total investments in U.S. Treasury notes			$801,553,608

(2)
Net unrealized appreciation on futures and forward currency contracts			$37,402,229
Net unrealized depreciation on futures and forward currency contracts			-
Net unrealized appreciation and depreciation on futures and forward currency contracts			$37,402,229

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

The Trust engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Trust at June 30, 2011, by market sector:

Agricultural (grains, livestock and softs) – The Trust’s primary exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions as well as supply and demand factors.

Currencies – Exchange rate risk is a principal market exposure of the Trust. The Trust’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. The fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Trust trades in a large number of currencies including cross-rates—e.g., positions between two currencies other than the U.S. dollar.

Energies – The Trust’s primary energy market exposure is to gas and oil price movements often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Interest Rates – Interest rate movements directly affect the price of the sovereign bond futures positions held by the Trust and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Trust’s profitability. The Trust’s primary interest rate exposure is to interest rate fluctuations in countries or regions including Australia, Canada, Japan, Switzerland, the United Kingdom, the U.S. and the Eurozone. However, the Trust also may take positions in futures contracts on the government debt of other nations. The Managing Owner anticipates that interest rates in these industrialized countries or areas, both long-term and short-term, will remain the primary interest rate market exposure of the Trust for the foreseeable future.

Metals – The Trust’s metals market exposure is to fluctuations in the price of aluminum, copper, gold, lead, nickel, platinum, silver, tin and zinc.

Stock Indices – The Trust’s equity exposure through stock index futures is to equity price risk in the major industrialized countries as well as other countries.

The Derivatives and Hedging topic of the Codification requires entities to recognize in the Statements of Financial Condition all derivative contracts as assets or liabilities. Fair value of futures and forward currency contracts in an asset position by counterparty are recorded in the Statements of Financial Condition as “Net unrealized appreciation on open futures and forward currency contracts.” Fair values of futures and forward currency contracts in a liability position by counterparty are recorded in the Statements of Financial Condition as “Net unrealized depreciation on open futures and forward currency contracts.” The Trust’s policy regarding fair value measurement is discussed in the Fair Value and Disclosures note, contained herein.

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

See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional derivative-related information.

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at June 30, 2011 and December 31, 2010. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair value of futures and forward currency contracts at June 30, 2011

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Energies	$409,058	$(832,069)	$797,580	$(26,650)	$347,919
Grains	-	(2,977,824)	1,565,013	-	(1,412,811)
Interest rates	3,619,825	(4,326,277)	485,948	(46,210)	(266,714)
Livestock	-	-	-	(515,330)	(515,330)
Metals	1,672,432	(1,645,043)	8,894	(2,409,980)	(2,373,697)
Softs	441,247	(274,331)	-	-	166,916
Stock indices	5,670,833	(173,018)	61,160	(1,003,063)	4,555,912
Total futures contracts:	11,813,395	(10,228,562)	2,918,595	(4,001,233)	502,195

Forward currency contracts	8,178,963	(5,029,622)	3,025,967	(8,505,028)	(2,329,720)

Total futures and forward currency contracts	$19,992,358	$(15,258,184)	$5,944,562	$(12,506,261)	$(1,827,525)

Fair value of futures and forward currency contracts at December 31, 2010

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Energies	$3,578,697	$(604,025)	$-	$(1,326,800)	$1,647,872
Grains	6,435,870	-	-	(707,463)	5,728,407
Interest rates	1,906,539	(446,636)	93,822	(225,935)	1,327,790
Livestock	578,540	-	-	(295,000)	283,540
Metals	10,487,557	-	-	(1,179,968)	9,307,589
Softs	2,899,490	(6,496)	17,158	(279,470)	2,630,682
Stock indices	6,102,368	(1,061,589)	504,746	(6,570)	5,538,955
Total futures contracts:	31,989,061	(2,118,746)	615,726	(4,021,206)	26,464,835

Forward currency contracts	17,229,470	(2,951,060)	4,884,986	(8,226,002)	10,937,394

Total futures and forward currency contracts	$49,218,531	$(5,069,806)	$5,500,712	$(12,247,208)	$37,402,229

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three and six months ended June 30, 2011 and 2010 as “Net realized gains (losses) on closed positions, futures and forward currency contracts” and “Net change in unrealized, futures and forward currency contracts.” These trading gains and losses are detailed below:

Trading gains (losses) of futures and forward currency contracts for the three and six months ended June 30, 2011 and 2010

Sector	Three months ended: June 30, 2011	Three months ended: June 30, 2010	Six months ended: June 30, 2011	Six months ended: June 30, 2010
Futures contracts:
Energies	$(14,098,596)	$(17,611,212)	$10,415,153	$(11,688,542)
Grains	(3,932,090)	(1,658,723)	(7,215,000)	1,599,168
Interest rates	15,561,189	51,292,650	4,825,775	82,585,711
Livestock	(2,395,220)	(731,830)	(1,437,540)	(1,608,590)
Metals	(6,233,919)	(7,888,884)	(3,071,793)	(6,857,970)
Softs	(2,718,878)	(1,805,849)	(715,311)	(4,320,179)
Stock indices	(21,584,966)	(44,961,832)	(41,264,849)	(46,018,303)
Total futures contracts:	(35,402,480)	(23,365,680)	(38,463,565)	13,691,295

Forward currency contracts	16,029,524	(23,162,183)	12,642,157	(5,734,550)

Total futures and forward currency contracts	$(19,372,956)	$(46,527,863)	$(25,821,408)	$7,956,745

The following table presents average notional value by sector in U.S. dollars of open futures and forward currency contracts for the six months ended June 30, 2011 and 2010. The Trust’s average net asset value for the six months ended June 30, 2011 and 2010 was approximately $888,000,000 and $866,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the six months ended June 30, 2011 and 2010

	2011		2010
Sector	Long positions	Short positions	Long positions	Short positions
Futures contracts:
Energies	$165,724,389	$52,192,880	$194,910,966	$134,589,237
Grains	80,422,281	24,689,483	17,607,195	55,279,118
Interest rates	857,679,682	89,243,471	1,463,908,998	58,510,772
Livestock	9,879,907	4,804,433	24,557,375	23,524,630
Metals	128,621,906	12,793,673	110,190,450	34,403,847
Softs	26,408,172	2,494,686	29,733,159	6,907,613
Stock indices	403,107,887	25,568,086	488,215,515	12,023,215
Total futures contracts:	1,671,844,224	211,786,712	2,329,123,658	325,238,432

Forward currency contracts	1,071,091,256	208,869,341	604,948,863	224,247,932

Total futures and forward currency contracts	$2,742,935,480	$420,656,053	$2,934,072,521	$549,486,364

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at June 30, 2011 and 2010. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the Managing Owner believes it is a more meaningful representation of notional values of the Trust’s open interest rate positions.

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

A significant portion of the Trust’s forward currency trading activities are cleared by Barclays Bank PLC (“BC”), Deutsche Bank AG (“DB”) and Morgan Stanley & Co. Inc. (“MS”). The Trust began trading at BC on June 2, 2011. The Trust’s concentration of credit risk associated with BC, DB or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition, plus the value of margin or collateral held by BC, DB and MS. The amount of such credit risk was $114,009,238 and $90,603,180 at June 30, 2011 and December 31, 2010, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and six months ended June 30, 2011 and 2010. Profit share earned (from Unitholders' redemptions) is credited to the New Profit memo account as defined in the Trust’s Trust Agreement.

	Three months ended:
	June 30, 2011	June 30, 2010
Profit share earned	$1,032	$-
Reversal of profit share(1)	-	(41,988)
Profit share accrued (2)	-	-
Total profit share	$1,032	$(41,988)

	Six months ended:
	June 30, 2011	June 30, 2010
Profit share earned	$1,385	$-
Profit share accrued (2)	-	-
Total profit share	$1,385	$-

(1)	At April 1
(2)	At June 30

5. RELATED PARTY TRANSACTIONS

The Trust pays all routine expenses, such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee's fees, the charges of an outside accounting services agency and the expenses of updating the Trust's Prospectus), as well as extraordinary costs. At June 30, 2011, the Managing Owner is owed $217,526 from the Trust in connection with such expenses it has paid on the Trust's behalf (and is included in "Due to Managing Owner" in the Statements of Financial Condition).

Series 1 Unitholders who redeem units at or prior to the end of the first eleven months after such units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the Managing Owner. At June 30, 2011 and December 31, 2010, $896 and $1,276, respectively, was owed to the Managing Owner.

6. FINANCIAL HIGHLIGHTS

Per unit operating performance for Series 1, Series 2, Series 3 and Series 4 units is calculated based on Unitholders’ Trust capital for each Series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of units during the period. Weighted average number of units for each Series is detailed below:

	Three months ending June 30,		Six months ending June 30,
	2011	2010	2011	2010	Date of initial issuance
Series 1	652,995.800	692,973.344	656,600.675	700,926.998	July 23, 2001
Series 2	142.484	50.109	120.207	50.109	April 1, 2010
Series 3	20,059.898	3,788.861	17,455.020	3,193.671	September 1, 2009
Series 4	531.045	n/a	497.020	n/a	November 1, 2010

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

The Trust trades futures contracts, and may trade swap and options contracts, on interest rates, agricultural commodities, currencies, metals, energy and stock indices and forward contracts on currencies. Risk arises from changes in the value of these contracts (market risk) and the potential inability of counterparties or brokers to perform under the terms of their contracts (credit risk). Market risk is generally to be measured by the face amount of the futures positions acquired and the volatility of the markets traded. The credit risk from counterparty non-performance associated with these instruments is the net unrealized gain, if any, on these positions plus the value of the margin or collateral held by the counterparty. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC transactions because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In OTC transactions, on the other hand, traders must typically (but not universally) rely solely on the credit of their respective individual counterparties. Margins which may be subject to loss in the event of a default are generally required in exchange trading and counterparties may require margin or collateral in the OTC markets.

The Managing Owner has procedures in place to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. These procedures primarily focus on: (1) real time monitoring of open positions; (2) diversifying positions among various markets; (3) limiting the assets committed as margin, generally within a range of 5% to 35% of an account’s net assets at exchange minimum margins (including imputed margins on forward and swap positions) although the amount committed to margin at any time may be higher; (4) prohibiting pyramiding (that is, using unrealized profits in a particular market as margin for additional positions in the same market); and (5) changing the equity utilized for trading by an account solely on a controlled periodic basis rather than as an automatic consequence of an increase in equity resulting from trading profits. The Trust controls credit risk by dealing exclusively with large, well-capitalized financial institutions as brokers and counterparties.

The financial instruments traded by the Trust contain varying degrees of off-balance sheet risk whereby changes in the market values of the futures and forward contracts or the Trust’s satisfaction of the obligations may exceed the amount recognized in the Statements of Financial Condition of the Trust.

Due to the nature of the Trust’s business, substantially all its assets are represented by cash, cash equivalents and United States government obligations while the Trust maintains its market exposure through open futures and forward contract positions.

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

The value of the Trust’s cash and financial instruments is not materially affected by inflation. Changes in interest rates, which are often associated with inflation, could cause the value of certain of the Trust’s debt securities to decline but only to a limited extent. More important, changes in interest rates could cause periods of strong up or down market price trends during which the Trust’s profit potential generally increases. However, inflation can also give rise to markets which have numerous short price trends followed by rapid reversals, markets in which the Trust is likely to suffer losses.

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

During its operations for the three and six months ending June 30, 2011, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

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

Series 1 Units, which were initially issued simply as “Units” beginning in July 2001, were the only Series of Units available prior to 2009. Series 2 Units were first issued on April 1, 2010, Series 3 Units were first issued on September 1, 2009 and Series 4 Units were first issued on November 1, 2010. The Trust’s past performance is not necessarily indicative of how it will perform in the future.

 Periods ended June 30, 2011

Month Ending:	Total Trust Capital

June 30, 2011	$829,264,545
March 31, 2011	871,124,378
December 31, 2010	892,925,611

	Three Months	Six Months
Change in Trust Capital	$(41,859,833)	$(63,661,066)
Percent Change	(4.81)%	(7.13)%

THREE MONTHS ENDED JUNE 30, 2011

The decrease in the Trust’s net assets of $41,859,833 for the three months ended June 30, 2011 was attributable to net loss (before profit share) of $33,630,812 and redemptions of $27,356,152 and was partially offset by subscriptions of $19,127,131.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three months ended June 30, 2011 decreased $90,637 relative to the corresponding period in 2010 due to a decrease in the Trust’s net assets.

Administrative expenses for the three months ended June 30, 2011 decreased $11,523 relative to the corresponding period in 2010. The decrease was due mainly to a decrease in the Trust's net assets during the three months ended June 30, 2011 relative to the corresponding period.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the three months ended June 30, 2011 decreased $284,282 relative to the corresponding period in 2010. This decrease was due predominantly to a decrease in short-term Treasury yields and partially to a decrease in the Trust's net assets.

The Trust experienced net realized and unrealized losses of $19,140,566 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $14,327,087, administrative expenses of $562,181, custody fees and other expenses of $39,281, management fees of $137,305 and a profit share of $1,032 were incurred. Interest income of $575,608 partially offset the Trust's expenses resulting in a net loss after profit share of $33,631,844. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	1.86%
Energies	(1.56)%
Grains	(0.48)%
Interest rates	1.64%
Livestock	(0.31)%
Metals	(0.68)%
Softs	(0.34)%
Stock indices	(2.43)%
Trading loss	(2.30)%

 SIX MONTHS ENDED JUNE 30, 2011

The decrease in the Trust’s net assets of $63,661,066 for the six months ended June 30, 2011 was attributable to net loss (before profit share) of $54,761,827 and redemptions of $47,473,651 and was partially offset by subscriptions of $38,574,412.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the six months ended June 30, 2011 decreased $140,018 relative to the corresponding period in 2010 due to a decrease in the Trust’s net assets.

Administrative expenses for the six months ended June 30, 2011 decreased $19,628 relative to the corresponding period in 2010. The decrease was due mainly to a decrease in the Trust's net assets during the three months ended June 30, 2011 relative to the corresponding period.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the six months ended June 30, 2011 decreased $524,515 relative to the corresponding period in 2010. This decrease was due predominantly to a decrease in short-term Treasury yields and partially to a decrease in the Trust's net assets.

The Trust experienced net realized and unrealized losses of $25,742,413 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $28,844,315, administrative expenses of $1,124,296, custody fees and other expenses of $80,577, management fees of $238,074 and a profit share of $1,385 were incurred. Interest income of $1,267,848 partially offset the Trust's expenses resulting in a net loss after profit share of $54,763,212. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	1.48%
Energies	1.14%
Grains	(0.87)%
Interest rates	0.41%
Livestock	(0.22)%
Metals	(0.34)%
Softs	(0.12)%
Stock indices	(4.57)%
Trading loss	(3.09)%

MANAGEMENT DISCUSSION – 2011

Three months ended June 30, 2011

While growth oriented trades produced gains early in the quarter, market sentiment toward these “risk on” positions deteriorated during May and June and the Trust registered a decline for the three months. Losses from trading of equity, energy, metal and agricultural commodity futures outdistanced gains from currency and interest rate futures trading.

Manufacturing activity, as evidenced by weakening purchasing manager surveys and employment statistics, slowed worldwide during the quarter. In the developed economies, the continued depression in the housing markets and the knock-on effects of the Japan crisis added to the negative sentiment as did the coming end of the second round of quantitative easing (“QE2”) in the U.S. and the increase in bank regulations worldwide. Meanwhile, in the developing economies, more moves toward tighter monetary policy to contain inflation, led by China, reined in “animal spirits.” Combining this worsening growth outlook with the Greek debt drama and the U.S. debt ceiling imbroglio served to undermine the long equity and commodity trades in the Trust.

Against this background, long equity futures positions produced losses and were reduced significantly and in some instances closed or reversed to short trades. Losses were registered on long equity positions in U.S., Chinese, Hong Kong, Korean, Taiwanese, Canadian, Australian, South African and European—especially Italian, Spanish and Dutch—equity futures. There was a bounce in equity markets near quarter-end as the Greek austerity approval triggered some short covering and perhaps due to quarter-end window dressing purchases.

A steadying U.S. dollar, slowing growth and news that the International Energy Agency would release 60 million barrels of oil from strategic reserves to compensate for the Libyan shortfall pushed energy prices lower and led to losses on long positions in crude and related products. Trading of natural gas also resulted in a loss.

Diminishing industrial activity and global economic growth produced losses from long positions in industrial metals, especially aluminum, lead, zinc and nickel. A long gold position was profitable, although the gains were pared back as the dollar stabilized after April. Silver trading was highly volatile with gains in April offset by losses in May and June.

Turning to agricultural commodities, long positions in the soybean complex, corn, cotton, coffee and cattle were unprofitable, while a short wheat trade was profitable in June.

Interest rate trading was profitable during April and May but in June sovereign debt concerns and inflation worries undermined some long note and bond trades. For the quarter, long positions in the U.S., Australian, Canadian, and Japanese long-term futures, and a long position in short-term sterling were profitable. Meanwhile, short trades in European interest rate futures produced losses.

The Federal Reserve’s policy of miniscule interest rates and quantitative easing caused the U.S. dollar to take a significant dip in April. During May and June, the U.S. dollar partially recovered as the end of QE2 approached and as growth and debt concerns outside the U.S. caused market participants to trim back short U.S. dollar positions. Still, on balance, short U.S. dollar positions versus emerging market, high yield and safe haven currencies like the Swiss franc were profitable. Meanwhile, non-U.S. dollar trading lost money from long positions in the Australian dollar, Norwegian kroner and Swedish krona. On the other hand, a short British pound/long Australian dollar trade was profitable.

Three months ended March 31, 2011

Trading during the quarter was volatile largely as a result of the Japan disaster. There was a loss for the period as profits from energy, U.S. dollar currency, metal and soft commodity trading were outweighed by losses from equity, interest rate and currency cross rate trading.

Through the first two and one-third months of the quarter, generous liquidity creation by developed country central banks, especially the Federal Reserve, led to a weakening U.S. dollar, and rising equity and commodity prices. Meanwhile, inflation concerns, monetary policy tightening in emerging economies, and persistent worry about government debt problems encouraged interest rates on government securities to rise.

Given the diverse monetary policy stances of the U.S. and emerging economies, capital flowed toward high yield and emerging market exporting countries. Hence, short U.S. dollar positions were profitable as the U.S. dollar fell versus the currencies of Australia, Brazil, Canada, Korea, Mexico, Russia and Scandinavia.

Persistent ease in U.S. monetary policy also led to increasing optimism regarding global economic growth. This environment was favorable to global equities and long positions in index futures in the U.S., Canada, Europe and South Africa were profitable. Asian equities did less well as policy tightening progressed.

The weak U.S. dollar and strong growth outlook supported commodity prices and agricultural commodity, metal and energy trading were all profitable. The agricultural markets were also boosted by supply concerns caused by a variety of weather conditions – too much or too little rain, too hot or not hot enough. Long positions in corn, wheat, cotton, coffee and rubber were profitable.

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

A flight to safety triggered a strong move into the U.S. dollar which had been falling because of concern regarding fiscal and monetary problems in the U.S., as well as into the Swiss franc and yen which had been weak due to low interest rates. This flight also led to rising prices for “suddenly safe” government securities which had previously been under pressure due to debt problems and recent signs of tighter monetary policies, particularly in Asia. Given the threat to worldwide growth due to the crippling of the Japanese economy, global equity markets, which had weakened noticeably on March 9 in the wake of a Bank of Korea rate hike and further signs of a persistent inflation problem in China, fell sharply as the scale of the disaster expanded. Finally, with Japan’s industrial sector somewhat crippled and global growth now more uncertain, the demands for and prices of metals, energy, and other commodities, which have been experiencing a secular boom, fell, negatively impacting performance.

The increase in volatility led our risk management systems to reduce positions in order to keep risk in line with intended exposures. Also, price changes produced new signals from directional models that led to position adjustments. Equity exposures were reduced about 50% from earlier levels, although the portfolio remained partially long Asian, U.S., and European indices. In Japan, equity positions were reduced close to flat, as were positions in Japanese government bonds, while the portfolio stayed slightly short the U.S. dollar against the yen. Metal and energy positions stayed long though 10-20% under earlier levels. The portfolio also went somewhat long interest rate futures, particularly Canadian, U.S. and British instruments.

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

Sector	% Gain (Loss)
Currencies	(2.77)%
Energies	(2.06)%
Grains	(0.21)%
Interest Rates	6.33%
Livestock	(0.08)%
Metals	(0.94)%
Softs	(0.23)%
Stock Indices	(5.29)%
Trading Gain/(Loss)	(5.25)%

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

Sector	% Gain (Loss)
Currencies	(0.76)%
Energies	(1.37)%
Grains	0.18%
Interest Rates	10.18%
Livestock	(0.18)%
Metals	(0.80)%
Softs	(0.53)%
Stock Indices	(5.90)%
Trading Gain/(Loss)	0.82%

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

While the quarter started on a positive note, several significant events in May, including the European debt crisis, the May 6 “flash crash”, weaker economic data from China, the sinking of a South Korea naval vessel and the BP oil leak, triggered abrupt price moves and trend reversals that resulted in a sizable loss for the Trust and ushered in a plethora of uncertainties that produced further erosion in the net asset value during June. Market participants wondered: Is inflation or deflation to be feared? Is growth slowing temporarily or are we facing the second leg of a double-dip recession? Will government fiscal policies focus on supporting aggregate demand or on reducing deficits and borrowing? How will changes in financial regulations worldwide impact business growth potential? How will the developed nations’ sovereign debt crisis play out? In this environment, risk aversion, that had been absent in April, resurfaced unexpectedly in May and June. Consequently, equity prices declined, commodity prices weakened, which put pressure on commodity and growth oriented currencies, and safe haven funds flowed into precious metals and into U.S., German, British and Japanese government securities.

The Trust entered the quarter with long positions in most stock index futures and, therefore, suffered losses from the global equity market sell-off as measured by the abrupt 15% drop in the MSCI World Equity Index that occurred between late April and late May. Losses were broad-based and sustained from trading of U.S., European, Asian and South African indices.

Short dollar positions versus the growth oriented and commodity currencies of Australia, New Zealand, Brazil, Canada, Chile, Russia, India, Mexico, Singapore, Turkey, South Africa and Korea produced losses as traders reduced risky trades and sought safe haven U.S. dollars. A long U.S. dollar position versus the euro was profitable. Non-U.S. dollar cross rate trading was almost flat for the quarter as profits from short euro and Scandinavian currency trades countered losses from other short Swiss, Australian and New Zealand dollar trades.

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

Equity trading was marginally negative although performance during the quarter and across countries was quite disparate. Losses in January and February reflected the weaker economic outlook and signs of policy tightening. March gains based on improving economic statistics largely offset those losses. By country, long positions in the U.S., the United Kingdom, Canada and parts of Europe were profitable, while long positions in Asia, Spain Italy, Australia, Mexico and South Africa were unprofitable.

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

CONTRACTUAL OBLIGATIONS

The Trust does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Trust’s sole business is trading futures and forward contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Trust for less than four months before being offset or rolled over into new contracts with similar maturities. The Trust’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Trust’s open futures and forward currency contracts, both long and short, at June 30, 2011.

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

The Trust's Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Trust's open positions by market category for the quarter ended June 30, 2011. During the three months ended June 30, 2011, the Trust's average total capitalization was approximately $886,230,000.

Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Currencies	$59.7	6.7%	$61.6	$57.8
Energies	8.2	0.9%	9.7	6.7
Grains	4.3	0.5%	5.2	3.4
Interest rates	19.7	2.2%	24.5	15.0
Livestock	0.5	0.1%	0.5	0.5
Metals	8.2	0.9%	9.4	7.0
Softs	2.3	0.3%	3.4	1.1
Stock indices	28.2	3.2%	33.7	22.6
Total	$131.1	14.8%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the three months ended June 30, 2011. Average capitalization is the Trust's capitalization at the end of the three months ended June 30, 2011. Dollar amounts represent millions of dollars.

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

ITEM 4. CONTROLS AND PROCEDURES

Millburn Ridgefield Corporation, the Managing Owner of the Trust, with the participation of the Managing Owner's Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Trust as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the Managing Owner’s internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Managing Owner’s internal control over financial reporting with respect to the Trust.

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

Concerns regarding downgrade of the U.S. credit rating could have a material adverse effect on the Trust’s business, financial condition and liquidity.

On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+. While U.S. lawmakers reached agreement to raise the federal debt ceiling on August 2, 2011, the downgrade reflected Standard & Poor’s view that the fiscal consolidation plan within that agreement fell short of what would be necessary to stabilize the U.S. government’s medium term debt dynamics. This downgrade could have material adverse impacts on financial markets and economic conditions in the United States and throughout the world and, in turn, the market’s anticipation of these impacts could have a material adverse effect on the Trust's financial condition and liquidity. In particular, it could disrupt payment systems, money markets, long-term or short-term fixed income markets, foreign exchange markets, commodities markets and equity markets and adversely affect the cost and availability of funding and certain impacts, such as increased spreads in money market and other short term rates, have been experienced already as the market anticipated the downgrade. In addition, it could require the Trust to post additional collateral on margin requirements collateralized by U.S. Treasury securities. Because of the unprecedented nature of negative credit rating actions with respect to U.S. government obligations, the ultimate impacts on global markets and our business, financial condition and liquidity are unpredictable and may not be immediately apparent.

There are otherwise no material changes from risk factors as previously disclosed in Form 10-K, filed March 30, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS

(a)	There have been no sales of unregistered securities of the Trust during the three months ended June 30, 2011.

(c)
Pursuant to the Trust’s Declaration of Trust and Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding and Units are not reissued once redeemed.

 The following table summarizes the redemptions by Unitholders during the three months ended June 30, 2011. There were no redemptions during the three months ended June 30, 2011 by Series 4 Unitholders.

	Series 1		Series 2		Series 3
Date of Redemption	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit

April 30, 2011	6,251.713	$1,369.67	-	$1,412.54	64.474	$1,415.96
May 31, 2011	9,103.158	1,289.76	-	1,349.05	96.944	1,352.59
June 30, 2011	5,519.045	1,230.65	7.072	1,292.04	22.313	1,295.70
Total	20,873.916		7.072		183.731

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

Date: August 12, 2011
/s/Tod A. Tanis
Tod A. Tanis
Vice-President
(Principal Accounting Officer)