Form 10-Q
period 2011-09-30
GLOBAL MACRO TRUST
filed 2011-11-14
CIK 1145765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:  September 30, 2011
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
Yes ☐          No ☒

PART 1. FINANANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Global Macro Trust
Financial statements
For the three and nine months ended September 30, 2011 and 2010 (unaudited)

(a) At September 30, 2011 and December 31, 2010
(b) For the three and nine months ended September 30, 2011 and 2010 (unaudited)
(c) For the nine months ended September 30, 2011 and 2010 (unaudited)

Global Macro Trust
Statements of Financial Condition (UNAUDITED)

	September 30	December 31
	2011	2010
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes – at fair value (amortized cost $141,876,738 and $146,977,164)	$141,935,449	$147,055,005
Net unrealized appreciation on open futures and forward currency contracts	6,012,716	37,402,229
Due from brokers	9,820,061	14,425,007
Cash denominated in foreign currencies (cost $5,376,252 and $8,260,299)	5,133,425	8,404,398
Total equity in trading accounts	162,901,651	207,286,639

INVESTMENTS IN U.S. TREASURY NOTES – at fair value (amortized cost $678,397,735 and $654,167,743)	678,470,007	654,498,603
CASH AND CASH EQUIVALENTS	19,203,401	47,954,734
ACCRUED INTEREST RECEIVABLE	1,200,690	1,421,896
TOTAL	$861,775,749	$911,161,872

LIABILITIES AND TRUST CAPITAL
LIABILITIES:
Subscriptions by Unitholders received in advance	$3,798,100	$6,440,530
Net unrealized depreciation on open futures and forward currency contracts	26,633,379	-
Due to Managing Owner	188,927	1,276
Accrued brokerage fees	4,296,886	4,843,008
Accrued management fees	56,328	24,278
Redemptions payable to Unitholders	9,355,659	5,953,490
Redemptions payable to Managing Owner	-	262,829
Accrued expenses	117,341	239,340
Cash denominated in foreign currencies (cost $0 and $-469,938)	-	471,510
Due to broker	559,950	-
Total liabilities	45,006,570	18,236,261

TRUST CAPITAL:
Managing Owner interest (8,745.538 and 8,311.477 units outstanding)	10,673,941	10,922,729
Series 1 Unitholders (632,285.104 and 660,222.516 units outstanding)	771,678,377	867,646,692
Series 2 Unitholders (190.737 and 75.492 units outstanding)	247,176	101,957
Series 3 Unitholders (25,702.064 and 10,481.102 units outstanding)	33,422,742	14,178,784
Series 4 Unitholders (559.619 and 55.233 units outstanding)	746,943	75,449
Total trust capital	816,769,179	892,925,611

TOTAL:	$861,775,749	$911,161,872

NET ASSET VALUE PER UNIT OUTSTANDING:
Series 1 Unitholders	$1,220.46	$1,314.17
Series 2 Unitholders	$1,295.90	$1,350.56
Series 3 Unitholders	$1,300.39	$1,352.80
Series 4 Unitholders	$1,334.73	$1,366.01

See notes to financial statements

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
September 30, 2011

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	(0.74)%	$(6,076,798)
Grains	(0.25)	(2,005,088)
Interest rates:
2 Year U.S. Treasury Note (2,520 contracts, settlement date 12/31/2011)	(0.09)	(689,671)
5 Year U.S. Treasury Note (1,160 contracts, settlement date 12/31/2011)	(0.05)	(404,539)
10 Year U.S. Treasury Note (320 contracts, settlement date 12/31/2011)	0.01	64,984
30 Year U.S. Treasury Bond (168 contracts, settlement date 12/31/2011)	0.04	341,563
Other interest rates	(0.14)	(1,168,162)
Total interest rates	(0.23)	(1,855,825)

Metals	(0.94)	(7,682,374)
Softs	(0.08)	(686,448)
Stock indices	(0.00)	(29,395)
Total long futures contracts	(2.24)	(18,335,928)

Short futures contracts:
Energies	0.54	4,415,471
Grains	0.70	5,744,113
Interest rates	0.01	64,001
Livestock	(0.11)	(868,730)
Metals	1.65	13,441,097
Softs	0.07	590,143
Stock indices	(0.01)	(85,507)
Total short futures contracts	2.85	23,300,588
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	0.61	4,964,660

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(6.03)	(49,261,161)
Total short forward currency contracts	2.90	23,675,838
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS-Net	(3.13)	(25,585,323)

TOTAL	(2.52)%	$(20,620,663)

(Continued)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
September 30, 2011
U.S. Treasury Notes

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$384,500,000	U.S. Treasury notes, 0.750%, 11/30/2011	47.13%	$384,943,076
215,950,000	U.S. Treasury notes, 0.875%, 02/29/2012	26.53	216,654,368
218,390,000	U.S. Treasury notes, 0.375%, 08/31/2012	26.79	218,808,012
	Total investments in U.S. Treasury notes (amortized cost $820,274,473)	100.45%	$820,405,456

See notes to financial statements	(Concluded)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
December 31, 2010

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	0.33%	$2,974,672
Grains	0.72	6,435,870
Interest rates:
2 Year U.S. Treasury Note (1,725 contracts, settlement date 03/31/2011)	(0.04)	(332,016)
Other interest rates	0.20	1,791,919
Total interest rates	0.16	1,459,903

Livestock	0.07	578,540
Metals	1.18	10,487,557
Softs	0.32	2,892,994
Stock indices	0.57	5,040,779
Total long futures contracts	3.35	29,870,315

Short futures contracts:
Energies	(0.15)	(1,326,800)
Grains	(0.08)	(707,463)
Interest rates	(0.01)	(132,113)
Livestock	(0.03)	(295,000)
Metals	(0.13)	(1,179,968)
Softs	(0.03)	(262,312)
Stock indices	0.05	498,176
Total short futures contracts	(0.38)	(3,405,480)
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	2.97	26,464,835

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.60	14,278,410
Total short forward currency contracts	(0.38)	(3,341,016)
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS-Net	1.22	10,937,394

TOTAL	4.19%	$37,402,229

(Continued)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
December 31, 2010
U.S. Treasury Notes

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$174,000,000	U.S. Treasury notes, 0.875%, 03/31/2011	19.52%	$174,299,063
185,700,000	U.S. Treasury notes, 0.875%, 05/31/2011	20.86	186,251,297
219,330,000	U.S. Treasury notes, 1.000%, 08/31/2011	24.69	220,460,920
219,650,000	U.S. Treasury notes, 0.750%, 11/30/2011	24.70	220,542,328

	Total investments in U.S. Treasury notes (amortized cost $801,144,907)	89.77%	$801,553,608

See notes to financial statements	(Concluded)

Global Macro Trust
Statements of Operations (UNAUDITED)

	For the three months ended
	September 30	September 30
	2011	2010
INVESTMENT INCOME:
Interest income	$448,040	$769,816

EXPENSES:
Brokerage fees	13,573,067	13,912,538
Administrative expenses	556,114	565,863
Custody fees and other expenses	41,159	40,022
Management fees	164,840	40,253
Total expenses	14,335,180	14,558,676

NET INVESTMENT LOSS	(13,887,140)	(13,788,860)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	27,373,746	3,056,182
Foreign exchange translation	162,169	(493,124)
Net change in unrealized:
Futures and forward currency contracts	(18,793,138)	57,477,356
Foreign exchange translation	(255,785)	878,951
Net gains (losses) from U.S. Treasury notes:
Net change in unrealized	(331,128)	246,057
TOTAL NET REALIZED AND UNREALIZED GAINS	8,155,864	61,165,422

NET INCOME (LOSS)	(5,731,276)	47,376,562
LESS PROFIT SHARE TO MANAGING OWNER	-	92,688
NET INCOME (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER	$(5,731,276)	$47,283,874

NET INCOME (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER PER AVERAGE UNIT OUTSTANDING
Series 1 Unitholders	$(10.19)	$67.00
Series 2 Unitholders	$3.86	$69.83
Series 3 Unitholders	$4.69	$70.57
Series 4 Unitholders	$11.45	$-

(Continued)

Global Macro Trust
Statements of Operations (UNAUDITED)

	For the nine months ended
	September 30	September 30
	2011	2010
INVESTMENT INCOME:
Interest income	$1,715,888	$2,562,179

EXPENSES:
Brokerage fees	42,417,382	42,896,871
Administrative expenses	1,680,410	1,709,787
Custody fees and other expenses	121,736	122,408
Management fees	402,914	80,486
Total expenses	44,622,442	44,809,552

NET INVESTMENT LOSS	(42,906,554)	(42,247,373)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains on closed positions:
Futures and forward currency contracts	40,782,092	20,572,561
Foreign exchange translation	278,372	282,010
Net change in unrealized:
Futures and forward currency contracts	(58,022,892)	47,917,722
Foreign exchange translation	(385,354)	(141,358)
Net gains (losses) from U.S. Treasury notes:
Realized	38,951	-
Net change in unrealized	(277,718)	58,094
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)	(17,586,549)	68,689,029

NET INCOME (LOSS)	(60,493,103)	26,441,656
LESS PROFIT SHARE TO MANAGING OWNER	1,385	92,688
NET INCOME (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER	$(60,494,488)	$26,348,968

NET INCOME (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER PER AVERAGE UNIT OUTSTANDING
Series 1 Unitholders	$(93.71)	$35.13
Series 2 Unitholders	$(54.66)	$4.32
Series 3 Unitholders	$(52.41)	$62.46
Series 4 Unitholders	$(31.28)	$-

See notes to financial statements	(Concluded)

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the nine months ended September 30, 2011:

									New Profit
	Series 1 Unitholders		Series 2 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Trust capital at
January 1, 2011	$867,646,692	660,222.516	$101,957	75.492	$14,178,784	10,481.102	$75,449	55.233	$-	-	$10,922,729	8,311.477	$892,925,611	679,145.820
Subscriptions	33,778,541	26,038.953	184,000	136.584	21,069,917	15,656.061	687,401	504.386	-	-	-	-	55,719,859	42,335.984
Redemptions	(70,766,342)	(55,276.497)	(28,299)	(21.339)	(588,547)	(435.099)	-	-	-	-	-	-	(71,383,188)	(55,732.935)
Addt'l units allocated*	-	1,300.132	-	-	-	-	-	-	-	0.032	-	433.008	-	1,733.172
Net loss	(58,980,514)	-	(10,482)	-	(1,237,412)	-	(15,907)	-	(100)	-	(250,073)	-	(60,494,488)	-
Managing Owner's allocation:
New Profit-Accrued	-	-	-	-	-	-	-	-	1,385	1.021	-	-	1,385	1.021
Trust capital at September 30, 2011	$771,678,377	632,285.104	$247,176	190.737	$33,422,742	25,702.064	$746,943	559.619	$1,285	1.053	$10,672,656	8,744.485	$816,769,179	667,483.062

Net asset value per unit outstanding at at September 30, 2011:	$1,220.46		$1,295.90		1,300.39		1,334.73

* Additional units are issued to Series 1 Unitholders and the Managing Owner who are charged less than a 7% brokerage fee	(Continued)

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the nine months ended September 30, 2010:

							New Profit
	Series 1 Unitholders		Series 2 Unitholders		Series 3 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Trust capital at
January 1, 2010	$865,980,227	714,519.974	$-	-	$2,236,811	1,831.292	$-	-	$10,937,574	9,024.593	$879,154,612	725,375.859
Subscriptions	20,797,312	16,700.428	90,530	71.686	6,593,522	5,355.968	-	-	-	-	27,481,364	22,128.082
Redemptions	(75,921,484)	(62,300.819)	-	-	(387,647)	(311.730)	-	-	-	-	(76,309,131)	(62,612.549)
Addt'l units allocated *	-	1,370.289	-	-	-	-	-	0.006	-	468.349	-	1,838.644
Net income	25,061,651	-	1,402	-	384,808	-	47	-	901,060	-	26,348,968	-
Managing Owner's allocation:
New Profit-Accrued	-	-	-	-	-	-	92,688	74.355	-	-	92,688	74.355
Trust capital at September 30, 2010	$835,917,706	670,289.872	$91,932	71.686	$8,827,494	6,875.530	$92,735	74.361	$11,838,634	9,492.942	$856,768,501	686,804.391

Net asset value per unit outstanding at at September 30, 2010:	$1,247.10		$1,282.42		$1,283.90

* Additional units are issued to Series 1 Unitholders and the Managing Owner who are charged less than a 7% brokerage fee

See notes to financial statements	(Concluded)

Global Macro Trust
Statements of Financial Highlights — Series 1 (UNAUDITED)

Per unit operating performance:	For the three months ended September 30, 2011:	For the three months ended September 30, 2010:		For the nine months ended September 30, 2011:	For the nine months ended September 30, 2010:

Net income (loss) from operations:
Net investment loss	$(21.32)	$(20.14)		$(65.10)	$(60.68)
Net realized and unrealized gains (losses) on trading of futures and forward currency contracts	11.62	86.79		(28.26)	95.73
Net gains (losses) from U.S. Treasury obligations	(0.49)	0.35		(0.35)	0.08
Profit share allocated to Managing Owner	0.00	0.00		0.00	0.00
Net income (loss) per unit	$(10.19)	$67.00		$(93.71)	$35.13

Net asset value per unit, beginning of period	1,230.65	1,180.10		1,314.17	1,211.97

Net asset value per unit, end of period	$1,220.46	$1,247.10		$1,220.46	$1,247.10

Total return and ratios:	For the three months ended September 30, 2011:	For the three months ended September 30, 2010:		For the nine months ended September 30, 2011:	For the nine months ended September 30, 2010:

RATIOS TO AVERAGE CAPITAL:

Net investment loss (a)	(6.82)%	(6.68	) %	(6.77)%	(6.64)%

Total expenses (a)	7.03%	7.04%		7.03%	7.04%
Profit share allocation (b)	0.00	0.00		0.00	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	7.03%	7.04%		7.03%	7.04%

Total return before profit share allocation (b)	(0.83)%	5.68%		(7.13)%	2.90%
Less: profit share allocation (b)	0.00	0.00		0.00	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	(0.83)%	5.68%		(7.13)%	2.90%

(a) annualized
(b) not annualized	(Continued)

Global Macro Trust
Statements of Financial Highlights — Series 2 (UNAUDITED)

Per unit operating performance:	For the three months ended September 30, 2011:	For the three months ended September 30, 2010:	For the nine months ended September 30, 2011:	For the six months ended September 30, 2010*:

Net income (loss) from operations:
Net investment loss	$(8.41)	$(7.67)	$(25.08)	(15.17)
Net realized and unrealized gains (losses) on trading of futures and forward currency contracts	12.99	90.70	(28.99)	34.86
Net gains (losses) from U.S. Treasury obligations	(0.72)	0.36	(0.59)	0.36
Profit share allocated to Managing Owner	0.00	(13.56)	0.00	(15.73)
Net income (loss) per unit	$3.86	$69.83	$(54.66)	4.32

Net asset value per unit, beginning of period	1,292.04	1,212.59	1,350.56	1,278.10

Net asset value per unit, end of period	$1,295.90	$1,282.42	$1,295.90	1,282.42

Total return and ratios:	For the three months ended September 30, 2011:	For the three months ended September 30, 2010:	For the nine months ended September 30, 2011:	For the six months ended September 30, 2010*:

RATIOS TO AVERAGE CAPITAL:

Net investment loss (a)	(2.55)%	(2.46)%	(2.51)%	(2.44)%

Total expenses (a)	2.76%	2.83%	2.76%	2.82%
Profit share allocation (b)	0.00	1.09	0.00	1.26
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	2.76%	3.92%	2.76%	4.08%

Total return before profit share allocation (b)	0.30%	6.88%	(4.05)%	1.40%
Less: profit share allocation (b)	0.00	1.12	0.00	1.06
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	0.30%	5.76%	(4.05)%	0.34%

(a) annualized
(b) not annualized	(Continued)

* Series 2 units were first issued on April 1, 2010

Global Macro Trust
Statements of Financial Highlights — Series 3 (UNAUDITED)

Per unit operating performance:	For the three months ended September 30, 2011:	For the three months ended September 30, 2010:		For the nine months ended September 30, 2011:	For the nine months ended September 30, 2010:

Net income (loss) from operations:
Net investment loss	$(7.63)	$(6.91)		$(22.64)	$(20.27)
Net realized and unrealized gains (losses) on trading of futures and forward currency contracts	12.96	91.61		(29.19)	104.02
Net gains (losses) from U.S. Treasury obligations	(0.64)	0.35		(0.50)	0.28
Profit share allocated to Managing Owner	0.00	(14.48)		(0.08)	(21.57)
Net income (loss) per unit	$4.69	$70.57		$(52.41)	$62.46

Net asset value per unit, beginning of period	1,295.70	1,213.33		1,352.80	1,221.44

Net asset value per unit, end of period	$1,300.39	$1,283.90		$1,300.39	$1,283.90

Total return and ratios:	For the three months ended September 30, 2011:	For the three months ended September 30, 2010:		For the nine months ended September 30, 2011:	For the nine months ended September 30, 2010:

RATIOS TO AVERAGE CAPITAL:

Net investment loss (a)	(2.30)%	(2.21	) %	(2.26)%	(2.18	) %

Total expenses (a)	2.51%	2.58%		2.51%	2.56%
Profit share allocation (b)	0.00	1.16		0.01	1.74
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	2.51%	3.74%		2.52%	4.30%

Total return before profit share allocation (b)	0.36%	7.01%		(3.86)%	6.66%
Less: profit share allocation (b)	0.00	1.19		0.01%	1.55
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	0.36%	5.82%		(3.87)%	5.11%

(a) annualized
(b) not annualized	(Continued)

Global Macro Trust
Statements of Financial Highlights — Series 4 (UNAUDITED)

Per unit operating performance:	For the three months ended September 30, 2011:		For the nine months ended September 30, 2011:

Net income (loss) from operations:
Net investment loss	$(1.03)		$(2.51)
Net realized and unrealized gains (losses) on trading of futures and forward currency contracts	13.04		(28.33)
Net (losses) from U.S. Treasury obligations	(0.56)		(0.44)
Net income (loss) per unit	$11.45		$(31.28)

Net asset value per unit, beginning of period	1,323.28		1,366.01

Net asset value per unit, end of period	$1,334.73		$1,334.73

Total return and ratios:	For the three months ended September 30, 2011:		For the nine months ended September 30, 2011:

RATIOS TO AVERAGE CAPITAL:

Net investment loss (a)	(0.30	) %	(0.24)%

Total expenses (a)	0.51%		0.50%

TOTAL RETURN	0.87%		(2.29)%

(a) annualized

See notes to financial statements	(Concluded)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Global Macro Trust’s (the “Trust”) financial condition at September 30, 2011 and December 31, 2010 and the results of its operations for the three and nine months ended September 30, 2011 and 2010 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010. The December 31, 2010 information has been derived from the audited financial statements as of December 31, 2010.

With the effectiveness of the Trust’s Registration Statement on August 12, 2009, the Trust began to offer Series 2, Series 3 and Series 4 units. The only units offered prior to such date were the Series 1 units.

The preparation of financial statements in conformity with accounting principles generally accepted (“U.S. GAAP”) in the United States of America (the “U.S.”) requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements. Actual results could differ from these estimates.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”) (“ASU 2011-04”). This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (collectively the “Boards”) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value” and enhanced disclosure requirements for investments that do not have readily determinable fair values. The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the Codification in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Trust is currently assessing the impact of ASU 2011-04 on its future financial statements.

3. FAIR VALUE

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

During the nine months ended September 30, 2011 and 2010, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables set forth by level and major category within the fair value hierarchy. At September 30, 2011 and December 31, 2010, the Trust held no assets or liabilities classified in Level 3.

Financial assets and liabilities at fair value as of September 30, 2011

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$820,405,456	$-	$820,405,456

Short-term money market fund*	19,011,995	-	19,011,995

Exchange-traded futures contracts
Energies	(1,661,327)	-	(1,661,327)
Grains	3,739,025	-	3,739,025
Interest rates	(1,791,824)	-	(1,791,824)
Livestock	(868,730)	-	(868,730)
Metals	5,758,723	-	5,758,723
Softs	(96,305)	-	(96,305)
Stock indices	(114,902)	-	(114,902)
Total exchange-traded futures contracts	4,964,660	-	4,964,660

Over-the-counter forward currency contracts	-	(25,585,323)	(25,585,323)

Total futures and forward currency contracts (2)	4,964,660	(25,585,323)	(20,620,663)

Total financial assets at fair value	$844,382,111	$(25,585,323)	$818,796,788

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in brokers' trading accounts as collateral			$141,935,449
Investments in U.S. Treasury notes held in custody			678,470,007
Total investments in U.S. Treasury notes			$820,405,456

(2)
Net unrealized appreciation on futures and forward currency contracts			$6,012,716
Net unrealized depreciation on futures and forward currency contracts			(26,633,379)
Total unrealized appreciation and depreciation on futures and forward currency contracts			$(20,620,663)

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2010

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$801,553,608	$-	$801,553,608

Short-term money market fund*	47,651,151	-	47,651,151

Exchange-traded futures contracts
Energies	1,647,872	-	1,647,872
Grains	5,728,407	-	5,728,407
Interest rates	1,327,790	-	1,327,790
Livestock	283,540	-	283,540
Metals	9,307,589	-	9,307,589
Softs	2,630,682	-	2,630,682
Stock indices	5,538,955	-	5,538,955
Total exchange-traded futures contracts	26,464,835	-	26,464,835

Over-the-counter forward currency contracts	-	10,937,394	10,937,394

Total futures and forward currency contracts (2)	26,464,835	10,937,394	37,402,229

Total financial assets and liabilities at fair value	$875,669,594	$10,937,394	$886,606,988

Per line item in Statements of Financial Condition

(1)
Investments in U.S. Treasury notes held in brokers’ trading accounts as collateral			$147,055,005
Investments in U.S. Treasury notes held in custody			654,498,603
Total investments in U.S. Treasury notes			$801,553,608

(2)
Net unrealized appreciation on futures and forward currency contracts			$37,402,229
Net unrealized depreciation on futures and forward currency contracts			-
Net unrealized appreciation and depreciation on futures and forward currency contracts			$37,402,229

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

4. DERIVATIVE INSTRUMENTS

The Derivatives and Hedging topic of the Codification requires qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.

The Trust’s market risk is influenced by a wide variety of factors including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Trust’s open positions and the liquidity of the markets in which it trades.

The Trust engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Trust at September 30, 2011, by market sector:

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

See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional derivative-related information.

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at September 30, 2011 and December 31, 2010. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair value of futures and forward currency contracts at September 30, 2011

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Energies	$-	$(6,076,798)	$4,416,690	$(1,219)	$(1,661,327)
Grains	-	(2,005,088)	5,744,113	-	3,739,025
Interest rates	1,766,279	(3,622,104)	64,001	-	(1,791,824)
Livestock	-	-	-	(868,730)	(868,730)
Metals	-	(7,682,374)	13,441,097	-	5,758,723
Softs	-	(686,448)	600,613	(10,470)	(96,305)
Stock indices	137,550	(166,945)	380,287	(465,794)	(114,902)
Total futures contracts:	1,903,829	(20,239,757)	24,646,801	(1,346,213)	4,964,660

Forward currency contracts	4,404,873	(53,666,035)	31,546,551	(7,870,712)	(25,585,323)

Total futures and forward currency contracts	$6,308,702	$(73,905,792)	$56,193,352	$(9,216,925)	$(20,620,663)

Fair value of futures and forward currency contracts at December 31, 2010

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Energies	$3,578,697	$(604,025)	$-	$(1,326,800)	$1,647,872
Grains	6,435,870	-	-	(707,463)	5,728,407
Interest rates	1,906,539	(446,636)	93,822	(225,935)	1,327,790
Livestock	578,540	-	-	(295,000)	283,540
Metals	10,487,557	-	-	(1,179,968)	9,307,589
Softs	2,899,490	(6,496)	17,158	(279,470)	2,630,682
Stock indices	6,102,368	(1,061,589)	504,746	(6,570)	5,538,955
Total futures contracts:	31,989,061	(2,118,746)	615,726	(4,021,206)	26,464,835

Forward currency contracts	17,229,470	(2,951,060)	4,884,986	(8,226,002)	10,937,394

Total futures and forward currency contracts	$49,218,531	$(5,069,806)	$5,500,712	$(12,247,208)	$37,402,229

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three and nine months ended September 30, 2011 and 2010 as “Net realized gains (losses) on closed positions, futures and forward currency contracts” and “Net change in unrealized, futures and forward currency contracts.” These trading gains and losses are detailed below:

Trading gains (losses) of futures and forward currency contracts for the three and nine months ended September 30, 2011 and 2010

Sector	Three months ended: September, 2011	Three months ended: September, 2010	Nine months ended: September, 2011	Nine months ended: September, 2010
Futures contracts:
Energies	$(2,398,972)	$(2,011,136)	$8,016,181	$(13,699,678)
Grains	(912,104)	(4,704,981)	(8,127,104)	(3,105,813)
Interest rates	57,885,768	21,005,154	62,711,543	103,590,865
Livestock	(1,119,910)	1,138,570	(2,557,450)	(470,020)
Metals	3,792,688	4,680,802	720,895	(2,177,168)
Softs	(2,367,534)	3,468,077	(3,082,845)	(852,102)
Stock indices	(9,412,134)	18,327,634	(50,676,983)	(27,690,669)
Total futures contracts:	45,467,802	41,904,120	7,004,237	55,595,415

Forward currency contracts	(36,887,194)	18,629,418	(24,245,037)	12,894,868

Total futures and forward currency contracts	$8,580,608	$60,533,538	$(17,240,800)	$68,490,283

The following table presents average notional value by sector in U.S. dollars of open futures and forward currency contracts for the nine months ended September 30, 2011 and 2010. The Trust’s average net asset value for the nine months ended September 30, 2011 and 2010 was approximately $874,000,000 and $862,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the nine months ended September 30, 2011 and 2010

	2011		2010
Sector	Long positions	Short positions	Long positions	Short positions
Futures contracts:
Energies	$145,382,791	$52,201,872	$180,011,855	$131,399,930
Grains	63,147,607	37,027,000	44,493,902	45,309,907
Interest rates	967,410,272	68,682,130	1,356,791,931	58,510,772
Livestock	7,409,930	7,885,240	22,477,710	23,524,630
Metals	99,205,943	32,563,685	164,665,200	93,509,683
Softs	21,279,018	5,340,067	28,802,079	7,610,214
Stock indices	303,769,006	38,133,265	465,220,534	15,761,819
Total futures contracts:	1,607,604,567	241,833,259	2,262,463,211	375,626,955

Forward currency contracts	838,863,083	236,374,113	697,130,385	224,221,010

Total futures and forward currency contracts	$2,446,467,650	$478,207,372	$2,959,593,596	$599,847,965

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at September 30, 2011 and 2010. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the Managing Owner believes it is a more meaningful representation of notional values of the Trust’s open interest rate positions.

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

A significant portion of the Trust’s forward currency trading activities are cleared by Barclays Bank PLC (“BB”), Deutsche Bank AG (“DB”) and Morgan Stanley & Co. Inc. (“MS”). The Trust began trading at BB on June 2, 2011. The Trust’s concentration of credit risk associated with BB, DB or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition, plus the value of margin or collateral held by BB, DB and MS. The amount of such credit risk was $107,578,547 and $90,603,180 at September 30, 2011 and December 31, 2010, respectively.

5. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and nine months ended September 30, 2011 and 2010. Profit share earned (from Unitholders' redemptions) is credited to the New Profit memo account as defined in the Trust’s Trust Agreement.

	Three months ended:
	September 30, 2011	September 30, 2010
Profit share earned	$-	$1,157
Reversal of profit share(1)	-	-
Profit share accrued (2)	-	91,531
Total profit share	$-	$92,688

	Nine months ended:
	September 30, 2011	September 30, 2010
Profit share earned	$1,385	$1,157
Profit share accrued (2)	-	91,531
Total profit share	$1,385	$92,688

(1)	At July 1
(2)	At September 30

6. RELATED PARTY TRANSACTIONS

The Trust pays all routine expenses, such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee's fees, the charges of an outside accounting services agency and the expenses of updating the Trust's Prospectus), as well as extraordinary costs. At September 30, 2011, the Managing Owner is owed $185,354 from the Trust in connection with such expenses it has paid on the Trust's behalf (and is included in "Due to Managing Owner" in the Statements of Financial Condition).

Series 1 Unitholders who redeem units at or prior to the end of the first eleven months after such units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the Managing Owner. At September 30, 2011 and December 31, 2010, $3,573 and $1,276, respectively, was owed to the Managing Owner.

7. FINANCIAL HIGHLIGHTS

Per unit operating performance for Series 1, Series 2, Series 3 and Series 4 units is calculated based on Unitholders’ Trust capital for each Series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of units during the period. Weighted average number of units for each Series is detailed below:

	Three months ending September 30,		Nine months ending September 30,
	2011	2010	2011	2010	Date of initial issuance
Series 1	642,435.033	682,108.731	651,826.906	694,585.311	July 23, 2001
Series 2	192.989	69.292	144,734	59.753	April 1, 2010
Series 3	24,642.656	6,335.727	19,877.227	4,252.533	September 1, 2009
Series 4	552.264	n/a	515.637	n/a	November 1, 2010

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

The Managing Owner has procedures in place to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. These procedures primarily focus on: (1) real time monitoring of open positions; (2) diversifying positions among various markets; (3) limiting the assets committed as margin, generally within a range of 5% to 35% of an account’s net assets at exchange minimum margins (including imputed margins on forward and swap positions) although the amount committed to margin at any time may be higher; (4) prohibiting pyramiding (that is, using unrealized profits in a particular market as margin for additional positions in the same market); and (5) changing the equity utilized for trading by an account solely on a controlled periodic basis rather than as an automatic consequence of an increase in equity resulting from trading profits. The Managing Owner attempts to control credit risk by causing the Trust to deal exclusively with large, well-capitalized financial institutions as brokers and counterparties.

The financial instruments traded by the Trust contain varying degrees of off-balance sheet risk whereby changes in the market values of the futures and forward contracts or the Trust’s satisfaction of the obligations may exceed the amount recognized in the Statements of Financial Condition of the Trust.

Due to the nature of the Trust’s business, substantially all its assets are represented by cash, cash equivalents and U.S. government obligations while the Trust maintains its market exposure through open futures and forward contract positions.

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

During its operations for the three and nine months ended September 30, 2011, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

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

Periods ended September 30, 2011

Month Ending:	Total Trust Capital

September 30, 2011	$816,769,179
June 30, 2011	829,264,545
December 31, 2010	892,925,611

	Three Months	Nine Months
Change in Trust Capital	$(12,495,366)	$(76,156,432)
Percent Change	(1.51)%	(8.53)%

THREE MONTHS ENDED SEPTEMBER 30, 2011

The decrease in the Trust’s net assets of $12,495,366 for the three months ended September 30, 2011 was attributable to net loss before profit share of $5,731,276 and redemptions of $23,909,537 and was partially offset by subscriptions of $17,145,447.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three months ended September 30, 2011 decreased $339,471 relative to the corresponding period in 2010 due to a decrease in the Trust’s net assets.

Administrative expenses for the three months ended September 30, 2011 decreased $9,749 relative to the corresponding period in 2010. The decrease was due mainly to a decrease in the Trust's net assets during the three months ended September 30, 2011 relative to the corresponding period.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the three months ended September 30, 2011 decreased $321,776 relative to the corresponding period in 2010. This decrease was due predominantly to a decrease in short-term Treasury yields and partially to a decrease in the Trust's net assets.

The Trust experienced net realized and unrealized gains of $8,155,864 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $13,573,067, administrative expenses of $556,114, custody fees and other expenses of $41,159, and management fees of $164,840 were incurred. Interest income of $448,040 partially offset the Trust's expenses resulting in a net loss of $5,731,276. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	(4.33)%
Energies	(0.30)%
Grains	(0.15)%
Interest rates	6.91%
Livestock	(0.16)%
Metals	0.44%
Softs	(0.30)%
Stock indices	(1.15)%
Trading gain	0.96%

NINE MONTHS ENDED SEPTEMBER 30, 2011

The decrease in the Trust’s net assets of $76,156,432 for the nine months ended September 30, 2011 was attributable to net loss before profit share of $60,493,103 and redemptions of $71,383,188 and was partially offset by subscriptions of $55,719,859.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the nine months ended September 30, 2011 decreased $479,489 relative to the corresponding period in 2010 due to a decrease in the Trust’s net assets.

Administrative expenses for the nine months ended September 30, 2011 decreased $29,377 relative to the corresponding period in 2010. The decrease was due mainly to a decrease in the Trust's net assets during the nine months ended September 30, 2011 relative to the corresponding period.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the nine months ended September 30, 2011 decreased $846,291 relative to the corresponding period in 2010. This decrease was due predominantly to a decrease in short-term Treasury yields and partially to a decrease in the Trust's net assets.

The Trust experienced net realized and unrealized losses of $17,586,549 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $42,417,382, administrative expenses of $1,680,410, custody fees and other expenses of $121,736, management fees of $402,914 and a profit share of $1,385 were incurred. Interest income of $1,715,888 partially offset the Trust's expenses resulting in a net loss after profit share of $60,494,488. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	(2.91)%
Energies	0.84%
Grains	(1.02)%
Interest rates	7.35%
Livestock	(0.38)%
Metals	0.11%
Softs	(0.42)%
Stock indices	(5.66)%
Trading loss	(2.09)%

MANAGEMENT DISCUSSION – 2011

Three months ended September 30, 2011

The Trust showed a slight trading gain during the third quarter as gains from trading interest rates and gold outweighed losses from trading currencies, stock indices, agricultural commodities, energy and industrial metals.

Third quarter trading was volatile as pervasive uncertainty pushed cautionary, safety-first trades to the forefront of market action. The continuing failure of courage in Washington to come to a bipartisan solution on the U.S. deficit and debt ceiling imbroglio and the lack of a complete solution to Europe’s debt quagmire with its knock-on impact on banks held market participants hostage to uncertainty which had a negative influence on growth prospects worldwide.  In addition, inflation worries in emerging markets kept monetary policy on a tightening trajectory, especially in China and India, even as growth slowed.

The flight to safety produced gains from long positions in note and bond futures for the U.S., United Kingdom, Australia, Canada, Germany and Japan. The “Quantitative Easing” that was implemented in the U.S., United Kingdom, and Japan added to the demand for longer term instruments.

Coming into the quarter, the U.S. dollar had been in a lengthy decline and was not viewed as a safe haven.  However, with Switzerland and Japan enacting policy initiatives to limit the attractiveness of their currencies, with slower growth undermining the attraction of commodity and emerging market currencies and with the Euro’s existence in question, the U.S. dollar reemerged as a safe haven investment despite the rating downgrade of U.S. government securities by S&P.  As a result, short U.S. dollar trades, which had been profitable in July, were unprofitable during August and September.  Non-U.S. dollar cross rate trading was negative due to losses on long Australian and New Zealand dollar trades and on short British Pound and Euro trades.

Given the deteriorating growth outlook, the fiscal problems in the developed world and policy tightening in emerging economies, equity futures trading was unprofitable for the quarter.  Long equity positions generated losses in July and August but after being reversed to short positions produced a somewhat offsetting gain in September.

Metal trading was volatile during the quarter and was fractionally profitable overall due to profits from a long gold position.  As growth prospects receded, long positions in industrial metals produced losses in August, were reversed to short positions and generated a small gain in September.

With the economic outlook weakening, losses on long positions in Brent crude, RBOB gasoline and London gas oil led to a fractional loss from energy trading although a short natural gas position was marginally profitable.

Trading of agricultural commodities was fractionally negative as long coffee, sugar, corn, soybean and soybean meal positions and a short livestock trade registered losses toward quarter end.

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

Diminishing industrial activity and global economic growth produced losses from long positions in industrial metals, especially aluminum, lead, zinc and nickel. A long gold position was profitable, although the gains were pared back as the U.S. dollar stabilized after April. Silver trading was highly volatile with gains in April offset by losses in May and June.

Turning to agricultural commodities, long positions in the soybean complex, corn, cotton, coffee and cattle were unprofitable, while a short wheat trade was profitable in June.

Interest rate trading was profitable during April and May but in June sovereign debt concerns and inflation worries undermined some long note and bond trades. For the quarter, long positions in U.S., Australian, Canadian and Japanese long-term futures, and a long position in short-term sterling were profitable. Meanwhile, short trades in European interest rate futures produced losses.

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

Energy prices were up on the roiling violence in the Middle East and North Africa, a better economic growth outlook and supply drawdowns. Long positions in crude, heating oil, London gas oil and RBOB gasoline were profitable.

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

Sector	% Gain (Loss)
Currencies	2.29%
Energies	(0.26)%
Grains	(0.59)%
Interest rates	2.60%
Livestock	0.14%
Metals	0.59%
Softs	0.42%
Stock indices	2.27%
Trading gain	7.46%

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

Sector	% Gain (Loss)
Currencies	1.51%
Energies	(1.62)%
Grains	(0.41)%
Interest rates	13.04%
Livestock	(0.03)%
Metals	(0.22)%
Softs	(0.11)%
Stock indices	(3.82)%
Trading gain	8.34%

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

Federal Reserve Chairman Bernanke’s July statement that “the economic outlook is unusually uncertain” was reflected in the markets’ schizophrenic attitude toward risk during the quarter swinging from risk seeking in July to risk aversion in August and back to risk seeking in September.

Long positions in U.S. and European notes and bonds and in U.S. dollar short-term interest rate futures were very profitable in the third quarter, especially in July and August when investors were seeking safety and the Federal Reserve was emphasizing its intention to maintain low interest rates for an extended period.  Meanwhile, long Australian interest rate futures positions produced losses as the Reserve Bank of Australia raised official rates in response to a buoyant domestic economy.  Late in the quarter, concerns about tighter monetary policies and the need to finance large deficits led to higher yields, somewhat reducing earlier gains.

Favorable earnings reports, easy monetary policy and, by September, some improvement in the worldwide growth outlook supported equity markets.  Profits were generated from long stock index futures positions in the U.S., Europe, Canada, Mexico, Korea and Singapore while short positions in Japanese and Australian index futures produced small losses.

During the quarter, the threat of competitive devaluations, capital controls, currency interventions and trade wars became an almost daily part of official discussions and pronouncements.  The U.S., euro-zone and Japan all seemed to be vying for the dubious honor of having the poorest outlook.  The U.S. dollar slid significantly versus commodity oriented, higher growth and high interest rate currencies.  Long positions were profitable in the currencies of Brazil, India, Colombia, Chile, Australia, Singapore, South Africa and Turkey.  Turning to non-U.S. dollar cross rates, short euro positions versus the Czech, Polish and Swedish units and a long Australian dollar/short Canadian dollar trade were profitable.

Gold and silver prices benefitted from the flight out of paper currencies and an improving optimism about economic growth, especially in Asia, which also boosted industrial metals.  Long positions in gold, silver, tin, copper and nickel produced profits, while short aluminum, lead and zinc positions sustained losses.

In the energy sector, trading of crude and oil products generated a small loss that was partially offset by profits from natural gas trading.

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

While the quarter started on a positive note, several significant events in May, including the European debt crisis, the May 6 “flash crash”, weaker economic data from China, the sinking of a South Korea naval vessel and the BP oil leak, triggered abrupt price moves and trend reversals that resulted in a sizable loss for the Trust and ushered in a plethora of uncertainties that produced further erosion in the net asset value during June. Market participants wondered: Is inflation or deflation to be feared? Is growth slowing temporarily or are we facing the second leg of a double-dip recession? Will government fiscal policies focus on supporting aggregate demand or on reducing deficits and borrowing? How will changes in financial regulations worldwide impact business growth potential? How will the developed nations’ sovereign debt crisis play out? In this environment, risk aversion, that had been absent in April, resurfaced unexpectedly in May and June. Consequently, equity prices declined and commodity prices weakened, which put pressure on commodity and growth oriented currencies, and safe haven funds flowed into precious metals and into U.S., German, British and Japanese government securities.

The Trust entered the quarter with long positions in most stock index futures and, therefore, suffered losses from the global equity market sell-off as measured by the abrupt 15% drop in the MSCI World Equity Index that occurred between late April and late May. Losses were broad-based and sustained from trading of U.S., European, Asian and South African indices.

Short U.S. dollar positions versus the growth oriented and commodity currencies of Australia, New Zealand, Brazil, Canada, Chile, Russia, India, Mexico, Singapore, Turkey, South Africa and Korea produced losses as traders reduced risky trades and sought safe haven U.S. dollars. A long U.S. dollar position versus the euro was profitable. Non-U.S. dollar cross rate trading was almost flat for the quarter as profits from short euro and Scandinavian currency trades countered losses from other short Swiss, Australian and New Zealand dollar trades.

Long positions in commodities were dealt a blow by weakened worldwide growth prospects. For example, in May alone, the S&P GSCI Total Return Index, an unleveraged long only commodity index, was down 13.2%.

The energy sector was particularly hard hit and long positions in Brent and WTI crude, heating oil, gas oil and RBOB gasoline were unprofitable. Crude inventories were already high particularly in the U.S. and currency and economic growth problems were enough to trigger a significant price drop.

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

CONTRACTUAL OBLIGATIONS

The Trust does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Trust’s sole business is trading futures and forward contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Trust for less than four months before being offset or rolled over into new contracts with similar maturities. The Trust’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Trust’s open futures and forward currency contracts, both long and short, at September 30, 2011.

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

The Trust's Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Trust's open positions by market category for the quarter ended September 30, 2011. During the three months ended September 30, 2011, the Trust's average total capitalization was approximately $874,360,000.

Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Currencies	$46.4	5.3%	$61.6	$19.9
Energies	8.0	0.9%	9.7	6.7
Grains	4.6	0.5%	5.2	3.4
Interest rates	21.2	2.4%	24.5	15.0
Livestock	0.5	0.1%	0.7	0.5
Metals	9.0	1.0%	10.5	7.0
Softs	2.1	0.2%	3.4	1.1
Stock indices	21.6	2.5%	33.7	8.5
Total	$113.4	12.9%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the three months ended September 30, 2011. Average capitalization is the Trust's capitalization at the end of the three months ended September 30, 2011. Dollar amounts represent millions of dollars.

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

ITEM 4. CONTROLS AND PROCEDURES

The Managing Owner, with the participation of its Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Trust as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the Managing Owner’s internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Managing Owner’s internal control over financial reporting with respect to the Trust.

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

On August 5, 2011, S&P’s lowered its long term sovereign credit rating on the U.S. from AAA to AA+. While U.S. lawmakers reached agreement to raise the federal debt ceiling on August 2, 2011, the downgrade reflected S&P’s view that the fiscal consolidation plan within that agreement fell short of what would be necessary to stabilize the U.S. government’s medium term debt dynamics. This downgrade could have material adverse impacts on financial markets and economic conditions in the U.S. and throughout the world and, in turn, the market’s anticipation of these impacts could have a material adverse effect on the Trust's financial condition and liquidity. In particular, it could disrupt payment systems, money markets, long-term or short-term fixed income markets, foreign exchange markets, commodities markets and equity markets and adversely affect the cost and availability of funding and certain impacts, such as increased spreads in money market and other short term rates, have been experienced already as the market anticipated the downgrade. In addition, it could require the Trust to post additional collateral on margin requirements collateralized by U.S. Treasury securities. Because of the unprecedented nature of negative credit rating actions with respect to U.S. government obligations, the ultimate impacts on global markets and our business, financial condition and liquidity are unpredictable and may not be immediately apparent.

There are otherwise no material changes from risk factors as previously disclosed in Form 10-K, filed March 30, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS

(a)	There have been no sales of unregistered securities of the Trust during the three months ended September 30, 2011.

(c)
Pursuant to the Trust’s Declaration of Trust and Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding and Units are not reissued once redeemed.

The following table summarizes the redemptions by Unitholders during the three months ended September 30, 2011. There were no redemptions during the three months ended September 30, 2011 by Series 4 Unitholders.

	Series 1		Series 2		Series 3
Date of Redemption	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit

July 31, 2011	5,450.807	$1,274.39	14.267	$1,343.08	79.356	$1,347.16
August 31, 2011	5,965.556	1,251.63	-	1,324.05	8.595	1,328.36
September 30, 2011	7,610.561	1,220.46	-	1,295.90	54.249	1,300.39
Total	19,026.924		14.267		142.200

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

Date: November 14, 2011
/s/Tod A. Tanis
Tod A. Tanis
Vice-President
(Principal Accounting Officer)