Form 10-K
period 2011-12-31
GLOBAL MACRO TRUST
filed 2012-03-30
CIK 1145765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended: December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Not applicable.

Documents Incorporated by Reference

Registrant’s Financial Statements for the years ended December 31, 2011, 2010 and 2009 and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2011, is incorporated by reference into Part II Item 8 and Part IV hereof and filed as an exhibit herewith.

PART I

Item 1.   Business

(a)   General development of business

Global Macro Trust (the “Trust”) is a Delaware statutory trust organized on July 23, 2001 pursuant to a Declaration of Trust and Trust Agreement (the “Trust Agreement”), under the Delaware Statutory Trust Act.  The Trust originally filed a registration statement, under the Securities Act of 1933, as amended (the “Securities Act”), with the Securities and Exchange Commission (“SEC”) to register $50 million of units of beneficial interest (the “Units”), which registration statement became effective March 26, 2002.  Between April 1, 2002 and June 30, 2002 (the “Initial Offering”), the Units were publicly offered at an initial price of $1,000 per Unit.  The proceeds of the Initial Offering and interest thereon were held in an account in the name of the Trust at FBR National Bank & Trust, Bethesda, Maryland, until July 1, 2002 at which time an aggregate of $1,290,457 was turned over to the Trust and the Trust commenced operations.  The Trust has subsequently registered additional Units with the SEC to bring the total dollar amount of Units registered for sale to $1,450,000,000 of which $3,880,734 expired, and a total of $1,369,353,934 of Units have been sold to the public as of December 31, 2011.  The Net Asset Value of a Series 1 Unit originally sold for $1,000 as of July 1, 2002 was $1,175.07 as of December 31, 2011.  The Net Asset Value of a Series 2 Unit originally sold for $1,278.10 as of April 1, 2010 was $1,261.94 as of December 31, 2011.  The Net Asset Value of a Series 3 Unit originally sold for $1,180.91 as of September 1, 2009 was $1,267.10 as of December 31, 2011.  The Net Asset Value of a Series 4 Unit originally sold for $1,315.33 as of November 1, 2010 was $1,307.09 as of December 31, 2011.  As of December 31, 2011, Units were being offered on a monthly basis at Net Asset Value per Unit.  The Units are offered through a number of registered broker-dealer selling agents on a best efforts basis.

The Trust engages in speculative trading in the futures and forward currency markets and may trade options thereon as well as swap contracts. The amount of capital raised for the Trust should not have a significant impact on its operations, as the Trust has no significant capital expenditure or working capital requirements other than to pay trading losses, brokerage fees and charges.

Millburn Ridgefield Corporation (the “Managing Owner”), a Delaware corporation operating in Greenwich, Connecticut, organized in May 1982, is the managing owner and the commodity trading advisor for the Trust. It is the corporate successor to a futures trading and advisory organization which has been continuously managing assets in the currency and futures markets using quantitative, systematic techniques since 1971. The Managing Owner has been registered with the Commodity Futures Trading Commission (“CFTC”) as a “commodity pool operator” since July 1, 1982 and as a “commodity trading advisor” since September 13, 1984 and has been a member of the National Futures Association (“NFA”) since July 1, 1982. The Millburn Corporation is an affiliate of the Managing Owner and performs research, trading, technology, operations, marketing, accounting, tax, legal, compliance, human resources, and other administrative functions for the Trust and other commodity pools and investment partnerships managed by the Managing Owner.

The Managing Owner invested $400 in the Trust as an initial capital contribution to the Trust and $2,000,000 in the Trust at the outset of trading and subsequently has contributed an additional $3,812,100 and has redeemed $38,671,655 as of December 31, 2011. After reflecting a net gain of $5,359,589 and profit share of $37,144,509 from inception up to and including December 31, 2011, this investment totaled $9,644,943, as of December 31, 2011.

(b)   Financial information about industry segments

The Trust’s business constitutes only one segment, i.e., a speculative commodity pool. The Trust does not engage in sales of goods and services. Financial information regarding the Trust’s business is set forth in Item 6 “Selected Financial Data” and in the Trust’s Financial Statements included as Exhibit 13.01 to this report.

(c)   Narrative description of business

The Trust engages in the speculative trading of futures and forward currency contracts and may trade options thereon as well as swap contracts. The Trust’s sole trading advisor is the Managing Owner. The Managing Owner trades the Trust’s assets in the agricultural, metals, energy, interest rate and stock indices futures markets and in the currency markets, trading primarily forward contracts in the interbank market. The Managing Owner makes investment and trading decisions pursuant to its investment and trading method, which includes technical trend analysis, certain non-trend-following technical systems, and money management principles, which may be revised from time to time. The objective of the Managing Owner’s investment and trading method is to (i) use trend-following models to participate in all major sustained price moves in the markets traded and (ii) simultaneously deploy shorter-term opportunistic models that may or may not take positions in the same direction as trend-following positions. The Managing Owner’s approach is medium-term to long-term in nature. The Managing Owner’s approach employs models that analyze data over a time spectrum from several minutes to multiple years. A majority of trades generated by quantitative models may be unprofitable. Their objective is to make a few large profits, more than offsetting their numerous but smaller losses. Consequently, during periods in which no major price trends develop in a market, trend-following models are likely to incur substantial losses. Similarly, during periods when market behavior is unsuitable for non-trend following models, such models are likely to incur substantial losses.

The Managing Owner is engaged in an ongoing research effort to improve its investment and trading methods and to apply its quantitative analytic expertise to new financial products.

Successful systematic futures trading depends on several factors. Two of the main factors are development and selection of the trading systems used in each market and allocation of portfolio risk among the markets available for trading.

Market environments change over time, and particular systems may perform well in one environment but poorly in another. Likewise, market sectors and individual markets go through periods where systematic trading is very profitable and other periods where no system is able to generate any profits.

The goal of the Managing Owner’s research has been to develop and select a mix of systems in each market and to allocate risk across a wide array of markets, so as to contain overall portfolio risk within a targeted range, while allowing exposure to profitable opportunities. Over more than 40 years, the Managing Owner has developed hundreds of trading systems. These trading systems generate buy or sell decisions in a particular market based on the direction of price movements in the market, some non-price information or combination of both.

Of course, systems can be materially different — better in some periods and worse in others. The main distinguishing features are: the time-frame over which systems work (intra-day to long-term); the granularity of data fed into them (tick data to daily, weekly or monthly frequencies); type (market or economic statistics); source (cash-, futures- or option markets-generated data or government and industry generated statistical information), and the objective of the system (profiting from trends, mean reversion, trading-ranges or volatility). No single approach will work all the time. Therefore, the Managing Owner’s objective is to have several approaches operating simultaneously. Since the early 1980s, the Managing Owner has selected multiple systems for each market.

When arriving at the portfolio allocation, the Managing Owner seeks maximum diversification subject to liquidity constraints and each market is traded using a diversified (but generally not optimized for each particular market) set of trading systems. The markets traded and allocations are reviewed at least monthly, although changes may occur more or less frequently. The following factors, among others, are considered in constructing a universe of markets to trade for the Trust: profitability, liquidity of markets, professional judgment, desired diversification and transaction costs, exchange regulations and depth of market. Once the universe of markets is established, the Managing Owner’s simulation and optimization techniques help determine which markets to include in the Trust’s portfolio. The current allocation to any market in the portfolio does not exceed 2.5% of total market exposure, measured by risk allocation.

Risk is a function of both price level and price volatility. For example, a 100,000 barrel crude oil position is worth more and is, therefore, probably more risky with oil at $90 per barrel than with oil at $50 per barrel. Similarly, oil would be more risky if prices are moving in a 5% daily range than if prices are moving in a 1% daily range. The Managing Owner sizes the position in each market taking into account its measurement of risk based on price level and volatility in that market. Market exposure is then managed by the position-sizing models which measure the risk in the portfolio’s position in each market. In the event the model determines that the risk has changed beyond an acceptable threshold, it will signal a change in the position — a decrease in position size when risk increases and an increase in position size when risk decreases. The Managing Owner’s position-sizing models maintain overall portfolio risk and distribution of risk across markets within designated ranges. The position-sizing model manages the position traded by each of the directional trading systems discussed above. A secondary benefit of the position-sizing model can be timely profit taking. Because markets tend to become more volatile after a profitable trend has been long underway, the position-sizing model often signals position reductions before trend reversals.

In addition, the Managing Owner’s risk management focuses on money management principles applicable to the portfolio as a whole rather than to individual markets. The first principle is portfolio diversification, which attempts to improve the quality of profits by reducing volatility.

Additional money management principles applicable to the portfolio as a whole include: (1) limiting the assets committed as margin or collateral, generally within a range of 5% to 35% of an account’s net assets though the amount may at any time be higher or lower; (2) prohibiting pyramiding — that is, using unrealized profits in a particular market as margin for additional positions solely in the same market; and (3) changing the equity used for trading by an account solely on a controlled periodic basis, not automatically due to an increase in equity from trading profits.

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

The Managing Owner employs discretion in the execution of trades where The Millburn Corporation’s trader expertise plays a role in timing of orders and, from time to time, the Managing Owner may adjust the size of a position, long or short, in any given market indicated by its systematic trading strategies. This exercise of discretion (other than in trade execution) generally occurs only in response to unusual market conditions that may not have been factored into the design of the trading systems and is generally intended to reduce risk exposure. Decisions to make such adjustments also require the exercise of judgment and may include consideration of the volatility of the particular market; the pattern of price movements, both inter-day and intra-day; open interest; volume of trading; changes in spread relationships between various forward contracts; and overall portfolio balance and risk exposure.

The Trust is open-ended and may offer Series 1, Series 2, Series 3 and Series 4 Units at their respective Net Asset Value as of the first day of each month. The only differences between the Units of each Series are the applicable fees and expenses. Otherwise, the Units of each Series are identical to the Units of such other Series and share pro rata in the profits and losses of the Trust. Series 2 and Series 3 Units are available only to investors participating in a registered investment adviser’s asset-based fee or fixed fee advisory program through which an investment adviser recommends a portfolio allocation to the Trust. The only difference between the Series 2 and Series 3 Units is the custodial fee applicable to Series 2 Units. Series 4 Units are available only to employees and former employees of the Managing Owner and its affiliates who purchase their Units through The Millburn Corporation 401(k) and Profit Sharing Plan. Unitholders (“Unitholders”) may redeem any or all of their Units upon 10-business days’ written notice to the Managing Owner at their Net Asset Value as of the last day of any month. Series 1 Units redeemed on or prior to the end of the first six-month period after their sale will pay a redemption charge of 4% of the Net Asset Value at which such Series 1 Units are redeemed. Series 1 Units redeemed on or prior to the end of the first eleven months but after the end of the first six-month period after their sale will pay a redemption charge of 3% of the Net Asset Value at which such Series 1 Units are redeemed. These redemption charges are paid to the Managing Owner. Redemption charges are reduced, in the case of subscriptions for Series 1 Units in amounts of $100,000 or more. Series 2, Series 3 and Series 4 Units are not subject to redemption charges. Requests for redemption will be honored and payment will be made, except in the event of highly unusual market disruptions, within 15 business days of the effective date of redemption.

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

J.P. Morgan Securities LLC (“J.P. Morgan”), Deutsche Bank Securities Inc. (“Deutsche Bank”), Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”), Newedge USA, LLC (“Newedge”) and Barclays Capital Inc. (“Barclays”) act as the futures brokers for the Trust. The Trust executes currency forward trades with several brokers and banks, including Morgan Stanley & Co., LLC, Deutsche Bank AG and Barclays Bank PLC, and primarily clears all such trades with Morgan Stanley & Co., LLC, Deutsche Bank AG, and Barclays Bank PLC serving as prime brokers. The Trust pays “bid asked” spreads on its forward trades, as such spreads are incorporated into the pricing of forward contracts. The Managing Owner monitors the Trust’s trades to ensure that the prices it receives are competitive.

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

Regulation

Under the Commodity Exchange Act, as amended (the “CEA”), commodity exchanges and futures trading are subject to regulation by the CFTC. NFA, a “registered futures association” under the CEA, is the only non-exchange self-regulatory organization for futures industry professionals. The CFTC has delegated to NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons and “floor brokers” and “floor traders.” The CEA requires commodity pool operators and commodity trading advisors, such as the Managing Owner, and commodity brokers or futures commission merchants (“FCMs”), such as J.P. Morgan, Deutsche Bank, Merrill Lynch, Newedge and Barclays to be registered and to comply with various reporting and record keeping requirements. The CFTC may suspend a commodity pool operator’s or commodity trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations. In the event that the registration of the Managing Owner as a commodity pool operator or a commodity trading advisor were terminated or suspended, the Managing Owner would be unable to continue to manage the business of the Trust. Should the Managing Owner’s registration be suspended, termination of the Trust might result.

In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long or net short positions which any person may hold or control in certain futures contracts. Most exchanges also limit the changes in futures contract prices that may occur during a single trading day. In November 2011, the CFTC adopted a new position limits regime for 28 so-called “exempt” (i.e., metals and energy) and agricultural futures and options contracts and their economically equivalent swap contracts. These position limits are not yet effective and there is considerable uncertainty surrounding their application. All accounts controlled by the Managing Owner are combined for speculative position limit purposes. The Managing Owner believes that the limits are sufficiently large that they should not restrict the Trust’s trading strategy.

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

The Reform Act also amended the definition of “eligible contract participant,” and the CFTC is interpreting that definition in such a manner that the Trust may no longer be permitted to engage in currency forward transactions by directly accessing the interbank market. Rather, the Trust may be limited to engaging in “retail forex transactions” which could limit the Trust’s potential currency forward counterparties. Limiting the Trust’s potential currency forward counterparties could lead to the Trust bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees. The “retail forex” markets could also be significantly less liquid than the interbank market. Moreover, the creditworthiness of the currency forward counterparties with whom the Trust may be required to trade could be significantly weaker than the creditworthiness of the financial institutions with whom the Trust currently engages for its currency forward transactions. The imposition of credit controls by governmental authorities or the implementation of regulations pursuant to the Reform Act might limit such forward trading to less than that which the Managing Owner would otherwise recommend, to the possible detriment of the Trust.

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

Item 1A.   Risk Factors

You Could Lose Your Entire Investment in the Trust

An investment in the Trust is a speculative investment. You will be relying on the Managing Owner to trade profitably for the Trust and profitability is not assured. You could lose all or a substantial portion of your investment in the Trust.

Past Performance is not Necessarily Indicative of Future Results

The Trust began trading July 1, 2002 and has traded in both rising and falling markets. Nevertheless, prospective investors and Unitholders should note that the past performance of the Trust is not necessarily indicative of the Trust’s future results.

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

Lack of Price Trends Will Cause Losses; There Have Been Sustained Periods With Insufficient Price Trends for the Trust to Trade Profitably. The Managing Owner Expects That There Will be Similar Periods in the Future

The Trust cannot trade profitably unless there are major price trends in at least some of the markets it trades. Moreover, the price trends must be of a type the Managing Owner’s systems are designed to identify. In the past there have been sustained periods with few trending markets where gains from trading those markets were insufficient to offset losses from trades in non-trending markets. For example, the Trust incurred a loss for the year in 2003, 2004, 2009 and 2011. The Managing Owner expects that there will be similar periods in the future.

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

The Managing Owner’s Trading Systems Have Been Developed Over Time and are Subject to Change

In executing its trading method, the Managing Owner uses combinations of trading systems to generate buy and sell signals in the various markets traded. The Managing Owner has developed, modified, retained and discarded numerous systems over more than 40 years. Consequently, some of the trading systems and combinations of systems currently being used to trade accounts pursuant to the Managing Owner’s diversified portfolio as the Trust is so traded, are not identical to those used 5, 10, 15, 20 or more years ago.

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

Due to the different tax rates for long-term and short-term capital gains and limitations on the deductibility of capital losses, and depending on the tax character of income and loss an investor receives on other investments in your portfolio, it is possible for an investor to have a pre-tax economic gain on its investment in the Trust but an after-tax loss.

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

Failure of Brokerage Firms and Forward Market Participants

The CEA requires a clearing broker to segregate all funds received from such broker’s customers in respect of futures (but not forward) transactions from such broker’s proprietary funds. If any of the Trust’s futures brokers were not to do so to the full extent required by law, or in the event of a substantial default by one or more of such broker’s other customers, the assets of the Trust might not be fully protected in the event of the bankruptcy of such broker. Furthermore, in the event of such a bankruptcy, the Trust would be limited to recovering only a pro rata share of all available funds segregated on behalf of the affected futures broker’s combined customer accounts, even though certain property specifically traceable to the Trust (for example, U.S. Treasury bills or cash deposited by the Trust with such broker) was held by such broker. Futures broker bankruptcies have occurred in which customers were not able to recover from the broker’s estate the full amount of their funds on deposit with such broker and owing to them, and it is possible in a futures broker bankruptcy that customers recover nothing. Further, as demonstrated by the recent insolvency and liquidation of MF Global Inc., customer funds held by a broker in bankruptcy may not be distributed promptly and may be subject to a lengthy claims process. Futures broker bankruptcies are not insured by any governmental agency, and investors would not have the benefit of any protection such as that afforded customers of bankrupt securities broker-dealers by the Securities Investors Protection Corporation.

In respect of its forward trading, the Trust is subject to the risk of the inability or refusal to perform with respect to such contracts on the part of the principals or agents with or through which the Trust trades. Any failure or refusal to discharge their contractual obligations by the counterparties with which the Trust may deal on the forward markets, whether due to insolvency, bankruptcy or other causes, could subject the Trust to substantial losses. The Trust may not be excused from performance under any forward contracts into which it has entered due to defaults under other forward contracts which in the Managing Owner’s strategy were to have substantially “covered” the former. The Trust deals in the forward markets only with major financial institution counterparties which the Managing Owner considers to be creditworthy. However, defaults have occurred in the forward markets, and the risk of such defaults cannot be eliminated from the Trust’s trading. Moreover, events such as the failure of Bear Stearns and Lehman Brothers have demonstrated that even major financial institutions with which the Trust may deal in the forward markets may fail, potentially resulting in losses to the Trust.

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

The Reform Act amended the definition of “eligible contract participant,” and the CFTC is interpreting that definition in a such manner that the Trust may no longer be permitted to engage in currency forward transactions by directly accessing the inter-bank market. Rather, the Trust may be limited to engaging in “retail forex transactions” which could limit the Trust’s potential currency forward counterparties. Thus, limiting the Trust’s potential currency forward counterparties could lead to the Trust bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees. The “retail forex” markets could also be significantly less liquid than the interbank market. Moreover, the creditworthiness of the currency forward counterparties with whom the Trust may be required to trade could be significantly weaker than the creditworthiness of the financial institutions with whom the Trust currently engages for its currency forward transactions. The imposition of credit controls by governmental authorities or the implementation of regulations pursuant to the Reform Act might limit such forward trading to less than that which the Managing Owner would otherwise recommend, to the possible detriment of the Trust.

Swap Trading is Currently Unregulated and Involves Counterparty Risk

The Trust may engage in trading commodity swaps.  Swaps involve many of the same risks as those described above with respect to forward contracts.  Swap contracts are not currently traded on exchanges; rather, banks and dealers act as principals in the swap market.  As a result, the Trust will be subject to the risk of the inability or refusal to perform with respect to such contracts on the part of the counterparties with which the Trust trades.  The Managing Owner intends to enter into swaps on behalf of the Trust only with highly creditworthy banks and dealers, but there can be no assurance that even highly creditworthy banks and dealers will have the ability to, or will not refuse to, perform with respect to such contracts. The swap market is not currently regulated by any U.S. or foreign governmental authority.  In addition to the speculative limits described below, the counterparties with which the Trust will deal may limit the size or duration of positions available to the Trust as a consequence of credit considerations.  Finally, swaps may be illiquid and participants in the swap market are not required to make continuous markets in the swap contracts they trade.

Speculative Position Limits May Alter Investment Decisions for the Trust

The CFTC has established limits on the maximum net long or net short positions which any person may hold or control in certain futures contracts. Exchanges also have established such limits. In October 2011, the CFTC adopted position limits for 28 so-called “exempt” (e.g., metal and energy contracts) and agricultural commodity derivatives, futures and option contracts and their economically equivalent swaps. All accounts controlled by the Managing Owner, including the account of the Trust, are combined for speculative position limit purposes. These position limits are not yet effective and there is considerable uncertainty surrounding their application. If position limits are exceeded by the Managing Owner in the opinion of the CFTC or any other regulatory body, exchange or board, the Managing Owner will liquidate positions to the extent necessary to comply with applicable position limits.

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

Item 4.   Mine Safety Disclosures

Not required.

PART II

Item 5.  Market for  Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)   Market Information

There is no trading market for the Units, and none is likely to develop. Units may be redeemed upon 10 days’ written notice to the Managing Owner at their Net Asset Value as of the last day of any month, subject to certain early redemption charges for the Series 1 Units.

(b)   Holders

As of December 31, 2011, there were 21,850 holders of Series 1 Units, 9 holders of Series 2 Units, 959 holders of Series 3 Units and 1 holder of Series 4 Units.

(c)   Dividends

No distributions or dividends have been made on the Units, and the Managing Owner has no present intention to make any.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)   Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There have been no sales of unregistered securities of the Trust during 2009, 2010 or 2011.

(f)   Purchases of Equity Securities by the Issuer

Pursuant to the Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following tables summarize the redemptions by Series 1 Unitholders and Series 3 Unitholders during the fourth calendar quarter of 2011. There were no redemptions during the fourth quarter by Series 2 or Series 4 Unitholders.

Month	Series 1 Units Redeemed	Redemption Date Series 1 NAV per Unit
October 31, 2011	15,828.155	1,178.56
November 30, 2011	9,313.569	1,172.53
December 31, 2011	13,890.933	1,175.07

Total	39,032.657

Month	Series 3 Units Redeemed	Redemption Date Series 3 NAV per Unit
October 31, 2011	204.632	1,260.82
November 30, 2011	2.383	1,259.36
December 31, 2011	1,022.971	1,267.10

Total	1,229.986

Item 6.   Selected Financial Data

The following is a summary of operations for the fiscal years 2011, 2010, 2009, 2008 and 2007 and total assets of the Trust at December 31, 2011, 2010, 2009, 2008 and 2007.

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
Revenue:
Total net realized and unrealized gains (losses)*	$(34,240,083)	$130,027,426	$(64,437,079)	$210,229,240	$78,261,449
Interest income	2,072,015	3,235,502	9,966,151	21,273,709	26,686,249

Expenses:
Profit share	1,385	262,695	43,187	30,185,853	6,459,328
Administrative expenses**	2,323,783	2,393,365	2,863,462	2,750,922	1,963,847
Brokerage fees	54,834,929	57,320,175	63,566,376	54,511,974	38,279,891
Management fees	571,739	143,533	10,864	-	-

Net income (loss) after profit share to Managing Owner	$(89,899,904)	$73,143,160	$(120,954,817)	$144,054,200	$58,244,632

Total assets	$782,343,935	$911,161,872	$919,457,865	$1,094,632,891	$659,394,985
Total Trust capital	$753,187,394	$892,925,611	$879,154,612	$1,030,381,361	$624,757,308
Net Asset Value per Series 1 Unit	$1,175.07	$1,314.17	$1,211.97	$1,371.00	$1,157.17
Net Asset Value per Series 2 Unit	$1,261.94	$1,350.56	-	-	-
Net Asset Value per Series 3 Unit	$1,267.10	$1,352.80	$1,221.44	-	-
Net Asset Value per Series 4 Units	$1,307.09	$1,366.01	-	-	-
Increase (decrease) in Net Asset Value per Series 1 Unit	$(139.10)	$102.20	$(159.03)	$213.83	$117.07
Increase (decrease) in Net Asset Value per Series 2 Unit	$(88.62)	$72.46	-	-	-
Increase (decrease) in Net Asset Value per Series 3 Unit	$(85.70)	$131.36	$40.53	-	-
Increase (decrease) in Net Asset Value per Series 4 Units	$(58.92)	$50.68

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

The Trust trades futures contracts, and may trade swap and options contracts, on interest rates, agricultural commodities, currencies, metals, energy and stock indices and forward contracts on currencies. Risk arises from changes in the value of these contracts (market risk) and the potential inability of counterparties or brokers to perform under the terms of their contracts (credit risk). Market risk is generally to be measured by the face amount of the futures positions acquired and the volatility of the markets traded. The credit risk from counterparty non-performance associated with these instruments is the net unrealized gain, if any, on these positions plus the value of the margin or collateral held by the counterparty. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In over-the-counter transactions, on the other hand, traders must rely (typically but not universally) solely on the credit of their respective individual counterparties. Margins which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may require margin or collateral in the over-the-counter markets.

The Managing Owner has procedures in place to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. These procedures primarily focus on: (1) real time monitoring of open positions; (2) diversifying positions among various markets; (3) limiting the assets committed as margin or collateral, generally within a range of 5% to 35% of an account’s net assets, though the amount may at any time be higher; (4) prohibiting pyramiding – that is, using unrealized profits in a particular market as margin for additional positions in the same market; and (5) changing the equity utilized for trading by an account solely on a controlled periodic basis, not automatically due to an increase in equity from trading profits. The Trust controls credit risk by dealing exclusively with large, well capitalized financial institutions as brokers and counterparties.

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

The Trust’s assets are generally held as cash or cash equivalents, including short-term U.S. government obligations, which are used to margin the Trust’s futures and forward currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Trust’s futures and forward trading, the Trust’s assets are highly liquid and are expected to remain so. During its operations through December 31, 2011, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

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

Results of Operations

The Trust’s success depends on the Managing Owner’s ability to recognize and capitalize on trends and other profit opportunities in different sectors of the global capital and commodity markets. The Managing Owner’s investment and trading methods do not predict price movements, nor do they rely on fundamental economic supply or demand analysis or on macroeconomic assessments of the relative strengths of different national economies or economic sectors. Instead, the systems apply proprietary computer models to analyzing past market data, and from this data alone attempt to determine whether market prices are trending. Technical traders such as the Managing Owner base their strategies on the theory that market prices reflect the collective judgment of numerous different traders and are, accordingly, the best and most efficient indication of market movements. However, there are frequent periods during which fundamental factors external to the market dominate prices.

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

2011

During 2011, the Trust achieved net realized and unrealized losses of $34,240,083 from its trading operations (including foreign exchange transactions and translations). Brokerage fees of $54,834,929, management fees of $571,739, administrative expenses of $2,158,133 and custody fees of $165,650 were paid or accrued. The Trust allocated $1,385 in profit share to the New Profits Memo Account for the benefit of the Managing Owner. Interest income of $2,072,015 partially offset the Trust expenses resulting in a net loss after profit share to the Managing Owner of $89,899,904.

An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	(4.01)%
Energies	0.76%
Grains	(1.38)%
Interest rates	8.99%
Livestock	(0.46)%
Metals	(0.11)%
Softs	(0.28)%
Stock indices	(7.54)%
Total	(4.03)%

2011 was a volatile year of “Risk On/Risk Off” trading as market sentiment swung from hope to despair and back again on numerous occasions. The Trust was unprofitable as gains from interest rates, precious metals and energy were outweighed by losses from equities, currencies, industrial metals and soft and agricultural commodities.

Market participants were buffeted by a dizzying array of economic growth, economic policy, political and natural disaster-related factors. There were floods in Australia, an earthquake, tsunami and nuclear disaster in Japan, earthquakes in New Zealand and floods in Thailand. Then there were the usual extreme wet and dry weather events that occurred throughout the world as well. On the fiscal front, policy paralysis and a lack of courage kept the U.S. and Europe from dealing in a definitive way with debt and deficit crises that led to ratings downgrades for many countries, endangered the worldwide banking system and led to volatile changes of governments in Greece, Italy and Spain. Throughout 2011, there were periodic developed countries’ monetary policy moves to prop up sagging confidence and prod weakening growth. Persistently low official interest rates and quantitative easing by the Federal Reserve, Bank of England, and the European Central Bank — especially with its late in the year injection of long term lending to banks — aimed to counter despair with some hope. Also, in late November, six central banks, orchestrated by the Federal Reserve, reduced the cost of dollar funding for commercial banks worldwide after the rating’s agencies announced downgrades for many of the largest global banks. By August, even emerging market central banks, including China, Brazil, India and Indonesia, that had been maintaining relatively tight monetary policies in order to contain inflation, began to ease as slowing growth become a bigger worry. Indeed, during the final four months of the year, downward growth revisions peppered the market regularly as the International Monetary Fund, World Bank, Organization for Economic Co-operation and Development, European Central Bank, European Commission, Bank of England, Federal Reserve, Bank of Japan and numerous private financial institutions lowered their GDP forecasts. Exchange rate policy was also far from steady in 2011. Many countries from Switzerland and Japan to Brazil and Chile enacted policies designed to counter and reverse the upward pressure on their currencies that threatened their export industries. Finally from the Middle East, the Arab Spring, Iranian intransigence on seeking nuclear power and the U.S. exit from Iraq added to uncertainty, particularly in the energy sector, prompting the International Energy Agency to release 60 million barrels of oil from strategic reserves in July.

In this environment it is hardly surprising that safe haven or risk aversion trades were profitable, even as price activity in most markets was erratic and lacking persistent direction. Long positions in U.S., U.K., German, Australian, Canadian and Japanese note and bond futures were profitable.

Safe haven long positions in gold and to a lesser extent in silver were profitable. Meanwhile, trading of industrial metals was unprofitable as prices vacillated with the growth outlook, more than offsetting precious metal gains.

Trading of stock indices was very unprofitable and the losses were widespread as prices swung erratically in response to the myriad of issues listed above. Losses were sustained in many cases on both long and short positions. Trading of U.S., European — especially U.K., Asian — especially Japanese, Korean and Australian, and of both emerging and developed countries equity futures produced losses in 2011.

Early in the year short dollar positions against high growth and high yield currencies of emerging market and commodity countries were profitable. However, as the growth outlook deteriorated, as the debt and deficit crises became more pronounced and as a number of countries implemented policies to halt and reverse their currency appreciation, the dollar rebounded, partly due to safe haven purchases, and these short positions produced losses and were reversed. On balance profits from trades versus the Euro and the currencies of Brazil, Canada, India, Korea, Poland, Russia and Switzerland were slightly outweighed by losses from trading the currencies of Australia, Britain, Chile, Columbia, Israel, Japan, New Zealand, South Africa and Sweden.

Cross rate currency trading was unprofitable. Trading the Euro/New Zealand dollar cross and the New Zealand dollar/Japanese yen cross resulted on losses from both long and short positions as the interactions of the ebb and flow of the European debt crisis and New Zealand earthquakes and the Japanese tsunami disaster caused erratic price moves. Volatility also brought losses from both long and short trades in the Australian dollar versus the Canadian dollar, Swiss franc and Japanese yen units. Finally, trading of the Swiss franc, Euro and British pound sterling relative to the Scandinavian currencies was unprofitable.

Energy trading was profitable. Long positions in RBOB gasoline and London gas oil produced gains as prices rose in the first half of the year. Short natural gas trades were profitable especially as prices fell sharply in the last third of 2011.

Softs trading was unprofitable. A short cocoa trade was profitable in the September-December period as weak European demand and a good supply outlook depressed prices. A long cotton trade produced gains early in the year when worldwide growth appeared good. Meanwhile trading sugar generated a loss as prices were volatile and erratic.

Trading of agricultural commodities was unprofitable. Livestock prices were volatile and losses were sustained on both long and short trades through the year. The soybean complex produced losses both long and short as prices of beans, bean oil and meal were volatile. Wheat trading was also unprofitable, while shorter term trading of corn registered a small gain.

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

One persistent influence on market activity throughout the year was the U.S. Federal Reserve’s easy monetary policy as evidenced by near zero official short term interest rates and continuous liquidity injections via the first round of quantitative easing and the second round of quantitative easing. Against this background, long positions in U.S., U.K. and European bond, note and short-term interest rate futures were highly profitable during the first three quarters of the year. In the October-December period, however, concerns about massive government borrowing requirements in developed economies—underscored by the agonizing spread of the Euro periphery’s debt crisis— and future inflation triggered a substantial uptick in rates that led to widespread losses on long interest rate futures positions. The fact that a number of countries, including China, India and Australia tightened their monetary policies to combat incipient inflation added to upward interest rate pressures.

Foreign exchange trading was profitable with both U.S. dollar and non-U.S. dollar cross rate components generating gains. In particular, short U.S. dollar positions versus growth-oriented and commodity currencies of countries such as Brazil, Columbia, India, Indonesia, Mexico, South Africa, and Singapore were profitable. In the cross rate component, short Euro positions relative to a variety of currencies registered gains as did a short Euro/long U.S. dollar trade.

Long positions in precious metals were profitable as they benefitted from the flight out of paper currencies, from flight to safety demand whenever the Euro crisis flared, and from improving optimism about growth toward year-end. Trading of aluminum, lead and zinc, on the other hand, produced losses as industrial metal prices vacillated on the ebb and flow of growth prospects throughout the year.

The weak U.S. dollar, improving growth prospects, particularly in the fourth quarter, and supply concerns caused by a variety of weather conditions—too much or too little rain, too hot or not hot enough—boosted agricultural markets, producing gains from long positions in corn, wheat and the soybean complex. Long coffee and cotton trades were also profitable, while trading of cocoa and sugar produced small losses.

Energy trading was unprofitable as prices for crude oil and products oscillated without direction at least until late in the year when they began an advance. Short natural gas positions did produce a modest gain that offset some of these losses.

Equity trading was essentially flat, although performance across time and across countries was quite disparate. During the first half of 2010 a number of significant events, including the growing recognition of the European debt crisis, worries about tighter policy from China, the May 6 “flash crash”, the North/South Korea confrontations and the sustainability of incipient global growth produced losses from equity futures trading. During the last 6 months as growth prospects became more solid and as the liquidity from the U.S. Federal Reserve underpinned confidence, gains from equity trading largely offset the earlier losses. By country, long positions in Indian, Thai, Singaporean, Taiwanese, Korean, U.S., German, U.K., Swedish, and Canadian equity futures were profitable. On the other hand, trading the equities of China, Hong Kong, Spain, Italy, Japan, and Australia produced losses.

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

The Trust produced a loss during 2009. Losses from trading energy, interest rate, metal, and grain futures and U.S. dollar currency forwards outweighed gains from trading stock index and livestock futures and non-U.S. dollar currency crosses.

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

Contractual Obligations

The Trust does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Trust’s sole business is trading futures and forward currency contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contacts are for settlement within four months of the trade date and substantially all such contracts are held by the Trust for less than four months before being offset or rolled over into new contracts with similar maturities. The Trust’s Financial Statements, included as Exhibit 13.01 to this report, present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Trust’s open future and forward currency contracts, both long and short, at December 31, 2011.

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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest and lowest amounts of trading Value at Risk associated with the Trust’s open positions by market category for the fiscal years ended December 31, 2011 and 2010. During fiscal year 2011 and 2010, the Trust’s average total capitalization was approximately $850.7 million and $865.9 million, respectively.

Fiscal Year 2011
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk
Currencies	$41.5	4.9%	$61.6	$19.9
Energies	$7.5	0.9%	$9.7	$6.1
Grains	$4.8	0.5%	$5.4	$3.4
Interest rates	$22.7	2.7%	$27.0	$15.0
Livestock	$0.5	0.1%	$0.7	$0.3
Metals	$8.8	1.0%	$10.5	$7.0
Softs	$2.4	0.3%	$3.4	$1.1
Stock indices	$20.5	2.4%	$33.7	$8.5
Total	$108.7	12.8%

Fiscal Year 2010
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk

Currencies	$45.5	5.2%	$59.6	$19.6
Energies	$8.2	0.9%	$9.8	$5.2
Grains	$5.7	0.7%	$6.3	$4.4
Interest rates	$24.7	2.9%	$33.0	$13.0
Livestock	$0.7	0.1%	$0.8	$0.5
Metals	$8.8	1.0%	$9.4	$8.1
Softs	$2.6	0.3%	$3.1	$2.1
Stock indices	$39.3	4.5%	$52.4	$22.8
Total	$135.5	15.6%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts during the fiscal year. Average Capitalization is the average of the Trust’s capitalization at the end of each month during the fiscal years 2011 and 2010. Dollar amounts represent millions of dollars.

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

The following were the primary trading risk exposures of the Trust as of December 31, 2011, by market sector.

Financial Instruments. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Trust and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Trust’s profitability. The Trust’s primary interest rate exposure is to interest rate fluctuations in countries or regions including Australia, Canada, Japan, Switzerland, U.K., U.S. and the Eurozone. However, the Trust also may take positions in futures contracts on the government debt of other nations. The Managing Owner anticipates that interest rates in these industrialized countries or areas, both long-term and short-term, will remain the primary interest rate market exposure of the Trust for the foreseeable future.

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

Metals. The Trust’s metals market exposure is to fluctuations in the price of aluminum, copper, gold, lead, nickel, palladium, platinum, silver, tin and zinc.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Trust as of December 31, 2011.

Foreign Currency Balances. The Trust’s primary foreign currency balances are in Australian Dollars, British Pounds, Canadian Dollars, Euros, Japanese Yen and Swiss Francs. The Trust controls the non-trading risk of these balances by regularly converting these balances back into U.S. dollars (no less frequently than twice a month).

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

The goal of the Managing Owner’s research has been to develop and select a mix of systems in each market and to allocate risk across a wide array of markets, so as to contain overall portfolio risk within a targeted range, while allowing exposure to profitable opportunities. Over more than 40 years, the Managing Owner has developed hundreds of trading systems. These trading systems generate buy or sell decisions in a particular market based on the direction of price movements in the market, some non-price information or combination of both.

Of course, systems can be materially different — better in some periods and worse in others. The main distinguishing features are: the time-frame over which systems work (intra-day to long-term); the granularity of data fed into them (tick data to daily, weekly or monthly frequencies); type (market or economic statistics); source (cash-, futures- or option markets-generated data or government and industry generated statistical information), and the objective of the system (profiting from trends, mean reversion, trading-ranges or volatility). No single approach will work all the time. Therefore, the Managing Owner’s objective is to have several approaches operating simultaneously. Since the early 1980s, the Managing Owner has selected multiple systems for each market.

When arriving at the portfolio allocation, the Managing Owner seeks maximum diversification subject to liquidity constraints. The markets traded and allocations are reviewed monthly, although changes may occur more or less frequently. The following factors are considered in constructing a universe of markets to trade for the Trust: profitability, correlation of market performance, liquidity of markets, professional judgment, desired diversification and transaction costs. Once the universe of markets is established, the Managing Owner’s simulation and optimization techniques help determine which markets to include in the Trust’s portfolio. The current allocation to any market in the portfolio does not exceed 2.5% of total market exposure.

In attempting to assess market volatility as a means of monitoring and evaluating risk, the Managing Owner uses its volatility overlay as a part of individual market risk management.

Risk is a function of both price level and price volatility. For example, a 100,000 barrel crude oil position is worth more and is, therefore, probably more risky with oil at $90 per barrel than with oil at $50 per barrel. Similarly, oil would be more risky if prices are moving in a 5% daily range than if prices are moving in a 1% daily range. The Managing Owner sizes the position in each market taking into account its measurement of risk based on price level and volatility in that market. Market exposure is then managed by the position-sizing models which measure the risk in the portfolio’s position in each market. In the event the model determines that the risk has changed beyond an acceptable threshold, it will signal a change in the position — a decrease in position size when risk increases and an increase in position size when risk decreases. The Managing Owner’s position-sizing models maintain overall portfolio risk and distribution of risk across markets within designated ranges. The position-sizing model manages the position traded by each of the directional trading systems discussed above. A secondary benefit of the position-sizing model can be timely profit taking. Because markets tend to become more volatile after a profitable trend has been long underway, the position-sizing model often signals position reductions before trend reversals.

In addition to the volatility overlay, the Managing Owner’s risk management focuses on money management principles applicable to the portfolio as a whole such as portfolio diversification and control of leverage and portfolio size. There are, however, no restrictions on the amount of leverage the Managing Owner may use at any time.

Additional money management principles applicable to the portfolio as a whole include: (1) limiting the assets committed as margin or collateral, generally within a range of 5% to 35% of an account’s net assets though the amount may at any time be higher or lower; (2) prohibiting pyramiding — that is, using unrealized profits in a particular market as margin for additional positions solely in the same market; and (3) changing the equity used for trading by an account solely on a controlled periodic basis, not automatically due to an increase in equity from trading profits.

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

Item 8.   Financial Statements and Supplementary Data

Financial statements required by this item, including the report of Deloitte & Touche LLP for the fiscal years ended December 31, 2011, 2010 and 2009, are included as Exhibit 13.01 to this report.

The following summarized quarterly financial information presents the results of operations for the three month periods ended March 31, June 30, September 30 and December 31, 2011 and 2010. This information has not been audited.

	Fourth Quarter 2011	Third Quarter 2011	Second Quarter 2011	First Quarter 2011
Interest Income:	$356,127	$448,040	$575,608	$692,240
Net Realized and Unrealized Gains (Losses):	(16,653,534)	8,155,864	(19,140,566)	(6,601,847)
Expenses*:	13,108,009	14,335,180	15,066,886	15,221,761
Net Loss:	(29,405,416)	(5,731,276)	(33,631,844)	(21,131,368)
Decrease in Net Asset Value per Series 1 Unit	(45.39)	(10.19)	(51.19)	(32.33)
Increase (Decrease) in Net Asset Value per Series 2 Unit	(33.96)	3.86	(39.72)	(18.80)
Increase (Decrease) in Net Asset Value per Series 3 Unit	(33.29)	4.69	(39.05)	(18.05)
Increase (Decrease) in Net Asset Value per Series 4 Unit	(27.64)	11.45	(31.82)	(10.91)

	Fourth Quarter 2010	Third Quarter 2010	Second Quarter 2010	First Quarter 2010
Interest Income:	$673,323	$769,816	$859,890	$932,473
Net Realized and Unrealized Gains (Losses):	61,338,397	61,165,422	(47,148,630)	54,672,237
Expenses*:	15,217,528	14,651,364	15,015,371	15,235,505
Net Income (Loss):	46,794,192	47,283,874	(61,304,111)	40,369,205
Increase (Decrease) in Net Asset Value per Series 1 Unit	67.07	67.00	(87.86)	55.99
Increase (Decrease) in Net Asset Value per Series 2 Unit	68.14	69.83	(65.51)	-
Increase (Decrease) in Net Asset Value per Series 3 Unit	68.90	70.57	(64.77)	56.66
Increase in Net Asset Value per Series 4 Unit	50.68	-	-	-

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

The Managing Owner assessed the effectiveness of its internal control over financial reporting with respect to the Trust as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on its assessment, management has concluded that, as of December 31, 2011, the Managing Owner’s internal control over financial reporting with respect to the Trust is effective based on those criteria.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the Managing Owner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in the Trust’s internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

(a, b) Identification of Directors and Executive Officers

The Trust has no directors or executive officers. The Trust is controlled and managed by the Managing Owner under a delegation of authority by the Trustee.

Millburn Ridgefield Corporation, the Managing Owner, is a Delaware corporation operating in Greenwich, Connecticut, organized in May 1982 to manage discretionary accounts in futures and forward markets. It is the corporate successor to a futures trading and advisory organization which has been continuously managing assets in the currency and futures markets using quantitative, systematic techniques since 1971.

The principals and senior officers of the Managing Owner as of December 31, 2011 are as follows:

Harvey Beker, age 58. Mr. Beker is Co-Chief Executive Officer and Co-Chairman of the Managing Owner and Chief Executive Officer and Chairman of The Millburn Corporation, and serves as a member of the Managing Owner’s Investment Committee. He received a Bachelor of Arts degree in economics from New York University (“NYU”) in 1974 and a Master of Business Administration degree in finance from NYU in 1975. From June 1975 to July 1977, Mr. Beker was employed by the investment bank Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies. From July 1977 to June 1978, Mr. Beker was a futures trader at the commodities and securities brokerage firm of Clayton Brokerage Co. of St. Louis. Mr. Beker has been employed by The Millburn Corporation since June 1978 and initially served as the Director of Operations for its affiliate, Millburn Partners. During his tenure at the Managing Owner (including its affiliates, Millburn Partners and CommInVest Research Limited Partnership (“CommInVest”)), he has been instrumental in the development of the research, trading and operations areas. Mr. Beker became a principal of the firm in June 1982, and a partner in the predecessor to ShareInVest Research L.P. (“ShareInVest”) in April 1982. Mr. Beker became registered as an Associated Person of the Managing Owner effective November 25, 1986. Additionally, he became listed as a Principal and registered as an Associated Person of The Millburn Corporation effective February 8, 1984 and May 23, 1989, respectively. He was also listed as a Principal and registered as an Associated Person of ShareInVest effective February 20, 1986 until February 25, 2007. Mr. Beker has also served as Co-Chairman of Millburn International, LLC (“Millburn International”) since its inception.

Gregg R. Buckbinder, age 53. Mr. Buckbinder is Senior Vice-President and Chief Operating Officer of the Managing Owner and The Millburn Corporation. He joined the Managing Owner and The Millburn Corporation in January 1998 from Odyssey Partners, L.P., an investment management firm, where he was responsible for the operation, administration and accounting of the firm’s merchant banking and managed account businesses from July 1990 through December 1997. Mr. Buckbinder was employed by Tucker Anthony, a securities broker and dealer, from June 1985 to July 1990 where he was First Vice President and Controller, and from August 1983 to June 1984 where he designed and implemented various operations and accounting systems. He was with the public accounting firm of Ernst & Whinney from June 1984 to June 1985 as a manager in the tax department and from September 1980 to August 1983 as a senior auditor, with an emphasis on clients in the financial services business. Mr. Buckbinder graduated cum laude from Pace University (“Pace”) in 1980 with a B.B.A. in accounting and received an M.S. in taxation from Pace in 1988. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. Mr. Buckbinder has also served as Senior Vice President, Chief Operating Officer and a Director of Millburn International since its inception. Mr. Buckbinder became listed as a Principal of the Managing Owner effective February 5, 1999. He became listed as a Principal of The Millburn Corporation effective March 23, 1998. Mr. Buckbinder became a partner in ShareInVest in January 2000. He was also listed as a Principal of ShareInVest effective February 28, 2001 until February 25, 2007.

George E. Crapple, age 67. Mr. Crapple is Co-Chief Executive Officer and Co-Chairman of the Managing Owner and served in the same capacities at The Millburn Corporation through May 31, 2011, and serves as a member of the Managing Owner’s Investment Committee. In 1966, he graduated with honors from the University of Wisconsin where his field of concentration was economics and he was elected to Phi Beta Kappa. In 1969, he graduated from Harvard Law School, magna cum laude, where he was an editor of the Harvard Law Review. He was a lawyer with the law firm of Sidley Austin, Chicago, Illinois, from June 1969 until April 1, 1983, as a partner since July 1975, specializing in commodities, securities, corporate and tax law. He was first associated with the Managing Owner in June 1976 and joined the Managing Owner and The Millburn Corporation (including its affiliates, Millburn Partners and CommInVest) on April 1, 1983 on a full-time basis. Mr. Crapple ceased his employment with The Millburn Corporation effective May 31, 2011. He became a partner in ShareInVest in April 1984. Mr. Crapple is a Director, Member of the Executive Committee, Chairman of the Appeals Committee and a former Chairman of the Eastern Regional Business Conduct Committee of the NFA, past Chairman of the Managed Funds Association (“MFA”), a member of the Global Markets Advisory Committee of the CFTC and a member of the board of directors of the Futures Industry Association (FIA). Mr. Crapple has also served as Co-Chairman of Millburn International since its inception. Mr. Crapple became listed as a Principal and registered as an Associated Person of the Managing Owner effective September 13, 1984 and April 2, 1988, respectively. Additionally, he was listed as a Principal and registered as an Associated Person of The Millburn Corporation effective April 9, 1981 and May 23, 1989, respectively, until May 31, 2011. He was also listed as a Principal and registered as an Associated Person of ShareInVest effective February 20, 1986 until February 25, 2007.

Steven M. Felsenthal, age 42. Mr. Felsenthal is General Counsel and Chief Compliance Officer of the Managing Owner and The Millburn Corporation. Prior to joining the Managing Owner and its affiliates in January 2004, Mr. Felsenthal was a senior associate in the investment management group at the law firm of Schulte Roth & Zabel LLP (September 1999 - January 2004), where he represented and advised hedge funds, registered investment companies, investment advisers, broker-dealers and banks in connection with all facets of their asset management businesses, and a member of the tax department of the law firm of Kramer, Levin, Naftalis & Frankel LLP (October 1996 - September 1999). He graduated cum laude from Yeshiva University in 1991 with a B.A. in political science, and order of the coif from Fordham University School of Law in 1996, where he also served as an editor of the Fordham Environmental Law Journal. Mr. Felsenthal received an LL.M degree in taxation from NYU School of Law in 2001 and has written and been quoted in numerous published articles, and frequently speaks at conferences, on various topics related to investment management. Mr. Felsenthal is a member of the New York State Bar (since August 1997), former Chairman of the hedge fund industry group MFA CPO/CTA Advisory Committee (November 2006 to June 2010) and is currently Co-Chairman of the Steering Committee of MFA’s CPO/CTA Forum (since June 2010), a member of the Editorial Board of the Journal of Securities Law, Regulation and Compliance (since February 2007) and a faculty member of the Regulatory Compliance Association’s Chief Compliance Officer University (since May 2009). Mr. Felsenthal has also served as General Counsel, Chief Compliance Officer and Secretary of Millburn International since its inception. Mr. Felsenthal became listed as a Principal of the Managing Owner and The Millburn Corporation effective June 24, 2004. Mr. Felsenthal also served as General Counsel and Chief Compliance Officer of ShareInVest.

Mark B. Fitzsimmons, age 64. Mr. Fitzsimmons is a Senior Vice-President of the Managing Owner and served in the same capacity at The Millburn Corporation until December 31, 2011. His responsibilities include both business development and investment strategy. He joined the Managing Owner and its affiliates in January 1990 from the brokerage firm of Morgan Stanley & Co. Incorporated, a global financial services firm, where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm from October 1987 until January 1990. From September 1977 to October 1987, he was with the financial institution Chemical Bank New York Corporation (“Chemical”), first as a Senior Economist in Chemical’s Foreign Exchange Advisory Service and later as a Vice-President and Manager of Chemical’s Corporate Trading Group. While at Chemical he also traded both foreign exchange and fixed income products. From September 1973 to September 1977, Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department. He graduated summa cum laude from the University of Bridgeport, Connecticut in 1970 with a B.S. degree in economics. His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973. Mr. Fitzsimmons became listed as a Principal and registered as an Associated Person of the Managing Owner effective July 2, 1993, and April 15, 2009, respectively. Mr. Fitzsimmons was a listed Principal and registered Associated Person of The Millburn Corporation effective June 20, 1995 and October 12, 1992, respectively, each until December 31, 2011. Mr. Fitzsimmons was a partner in ShareInVest beginning in January 2000. He was also a listed Principal of ShareInVest effective May 19, 1999 until February 25, 2007.

Barry Goodman, age 54. Mr. Goodman is Executive Vice-President and Director of Trading for the Managing Owner and The Millburn Corporation, and serves as a member of the Managing Owner’s Investment Committee. As Executive Vice President, Mr. Goodman also plays an integral role in business and product development, and in the strategic direction of the firm as a whole. Mr. Goodman joined the Managing Owner and The Millburn Corporation (including its affiliate, Millburn Partners) in November 1982 as Assistant Director of Trading. From September 1980 through October 1982, he was a commodity trader at the brokerage firm of E. F. Hutton & Co., Inc. (“E.F. Hutton”). At E.F. Hutton, he also designed and maintained various technical indicators and coordinated research projects pertaining to the futures markets. Mr. Goodman graduated magna cum laude from Harpur College of the State University of New York in 1979 with a B.A. in economics. He has been a featured speaker at industry events in the U.S., Europe and Asia. Mr. Goodman has also served as President, Chief Executive Officer and a Director of Millburn International since its inception. Mr. Goodman became listed as a Principal and registered as an Associated Person of the Managing Owner effective December 19, 1991 and May 23, 1989, respectively. He also became listed as a Principal and registered as an Associated Person of The Millburn Corporation effective June 20, 1995 and April 5, 1989, respectively. He became a partner in ShareInVest in January 1994. Mr. Goodman was a listed Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Dennis B. Newton, age 60. Mr. Newton is a Senior Vice-President of the Managing Owner and served in the same capacity at The Millburn Corporation through July 1, 2011. His primary responsibilities are in administration and business development. Prior to joining the Managing Owner and The Millburn Corporation in September 1991, Mr. Newton was President of Phoenix Asset Management, Inc., a registered commodity pool operator from April 1990 to August 1991 and President of its affiliated introducing broker, Phoenix Futures Inc. (“Phoenix”), from March 1990 to June 1991. Mr. Newton was listed as a Principal of Phoenix Asset Management, Inc. and Phoenix beginning in June 1990 and April 1990, respectively, and, although he left the firms in August 1991 and June 1991, respectively, his registration as a Principal was not withdrawn until January 1992 and November 1992, respectively. Mr. Newton was registered as an Associated Person of Phoenix from May 1990 until June 1991 and of Phoenix Asset Management, Inc. from May 1990 until January 1992 (although he left the firm prior to that date, in August 1991). Prior to his employment with Phoenix, Mr. Newton was a Director of Managed Futures with the brokerage firm of Prudential-Bache Securities Inc. (“Prudential-Bache”) from October 1987 to March 1990 and was associated with its affiliated futures commission merchant entity, Prudential Securities Futures Management, Inc. Until March 1990, he was registered as an Associated Person with Prudential Equity Group LLC (beginning in October 1987), and was listed as a Principal of the commodity pool operator Seaport Futures Management, Inc. (“Seaport”) (beginning in January 1989) and Prudential Securities Futures Management, Inc. (beginning in June 1989). Mr. Newton was a Director of Seaport, and his responsibilities at Seaport, Prudential-Bache, Prudential Securities Futures Management, Inc. and Prudential Equity Group LLC included the organization and marketing of public commodity pools. Mr. Newton joined Prudential-Bache from Heinold Asset Management, Inc. (“Heinold”), and its affiliated futures commission merchant, Heinold Commodities Inc., where he was a member of the senior management team from October 1974 to October 1987. Heinold was a pioneer and one of the largest sponsors of funds utilizing futures and currency forward trading. Mr. Newton was registered as an Associated Person (March 1981 — October 1987) of Heinold Commodities Inc. Mr. Newton was registered as an Associated Person of Heinold beginning in January 1986 and was listed as a Principal of Heinold beginning in February 1986. Although Mr. Newton left Heinold in October 1987, his registration as an Associated Person and his listing as a Principal were not withdrawn until November 1987. Mr. Newton joined the Managing Owner as an Associated Person in May 1991, and then joined the Managing Owner and its affiliates on a full-time basis in September 1991. Mr. Newton became listed as a Principal and registered as an Associated Person and branch office manager of the Managing Owner effective May 14, 1997, May 30, 1991 and December 16, 1991, respectively. He also became listed as Principal of The Millburn Corporation effective May 5, 2004 until July 1, 2011.

Grant N. Smith, age 60. Mr. Smith is Executive Vice-President and Director of Research of the Managing Owner and The Millburn Corporation, and serves as a member of the Managing Owner’s Investment Committee. He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm. He received a B.S. degree from the Massachusetts Institute of Technology (“MIT”) in 1974 and an M.S. degree from MIT in 1975. While at MIT, he held several teaching and research positions in the computer science field and participated in various projects relating to database management. He joined the predecessor entity to The Millburn Corporation in June 1975, and has been continuously associated with the Managing Owner, The Millburn Corporation and their affiliates since that time. Mr. Smith became a partner in ShareInVest in January 1994. Mr. Smith has also served as a Director of Millburn International since its inception, where he, along with the other Directors of Millburn International, is responsible for its overall management. Mr. Smith became listed as a Principal and registered as an Associated Person of the Managing Owner, effective December 19, 1991 and April 15, 2009, respectively. He became listed as a Principal and registered as an Associated Person of The Millburn Corporation effective June 20, 1995 and May 21, 1992, respectively. Mr. Smith also became a partner in ShareInVest in January 1994. He also was listed as a Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Tod A. Tanis, age 57. Mr. Tanis is a Vice President and Principal Accounting Officer of the Managing Owner and The Millburn Corporation. He is responsible for overseeing operations and accounting for the firm’s commodity pools. He graduated from Grove City College in May 1976 with a B.A. in accounting and joined the Managing Owner and The Millburn Corporation in May 1983. Prior to joining the Managing Owner and its affiliates, he was with the brokerage firm of E.F. Hutton, where he was a Manager from December 1982 to April 1983; a Supervisor from August 1982 to December 1982; an International Accountant from April 1979 to August 1982; and a staff accountant from June 1978 to April 1979. As a Supervisor at E.F. Hutton, he was responsible for supervising internal and external reporting for the futures division. In December of 1982, he was promoted to Manager and continued his role in supervising internal and external reporting. Mr. Tanis also served as a Junior Accountant and then International Staff Accountant with the brokerage firm of Merrill Lynch & Company from September 1976 to May 1978. Mr. Tanis became listed as a Principal of the Managing Owner and The Millburn Corporation effective July 14, 2004.

None of the individuals listed above currently serves as a director of a public company.

(c) Identification of Certain Significant Employees

None.

(d)   Family Relationships

None.

(e)   Business Experience

See Item 10 (a, b) above.

(f)   Involvement in Certain Legal Proceedings

None.

(g)  Promoters and Control Persons

The Managing Owner, as the organizer of the Trust, is a promoter within the meaning of 1(i) of the definition of “promoter” set forth in Regulation 12b-2 of the Exchange Act.  The Managing Owner has not received, and is not entitled to receive, anything of value from the Trust in connection therewith.

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

(i)   Audit Committee Financial Expert

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

Item 11. Executive Compensation

The Trust has no directors, officers or employees. None of the directors, officers or employees of the Managing Owner receive compensation from the Trust. The Managing Owner makes all investment decisions on behalf of the Trust. The Managing Owner receives monthly brokerage commissions of 0.583 of 1% of the Trust’s net assets attributable to Series 1 Units (which is reduced to 0.541 of 1%, 0.5 of 1% or 0.458 of 1% of net assets for Series 1 Unitholders who invest amounts of $100,000, $500,000 or $1,000,000 or more, respectively, in the Trust and to 0.33 of 1% of Unitholders who invested through selling agent fee based accounts) and an annual profit share of 20% of any new trading profits (net of brokerage commissions and administrative expenses and excluding interest income). The Managing Owner receives a monthly management fee of 0.083 of 2% of the Trust’s net assets attributable to Series 2 and Series 3 Units. The Managing Owner also receives a Series 2/3 profit share equal to 20% of any cumulative new trading profit of the Series 2 and Series 3 Units in the aggregate, determined as of the end of each calendar year. The annual Series 2/3 profit share is calculated net of management fees, execution and clearing costs, custodial fees, and ongoing offering and administrative expenses and excluding interest income.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)   Security Ownership of Certain Beneficial Owners

All of the Trust’s managing owner interest is held by the Managing Owner.

(b)   Security Ownership of Management

Under the terms of the Trust Agreement, the Trust’s affairs are managed by the Managing Owner, which has discretionary authority over the Trust’s trading. The Managing Owner’s managing owner interest was valued at $9,644,943 as of December 31, 2011, 1.28% of the Trust’s total capital.

(c)   Changes in Control

None.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

See “Item 11.  Executive Compensation” and “Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”  The Trust allocated to the Managing Owner $54,834,929 in brokerage fees, $571,739 in management fees and $1,385 in profit share for the year ended  December 31, 2011.  The Managing Owner’s capital interest was allocated net loss of $477,911 for the year ended December 31, 2011.  The Managing Owner has paid certain administrative expenses to third-parties on behalf of the Trust, related to legal, accounting, auditing, printing, postage and similar administrative expenses, and has been or will be reimbursed without interest by the Trust.  At December 31, 2011, the Trust owed the Managing Owner redemption penalty payable of $801.  The Trust is prohibited from making any loans.

Item 14.   Principal Accountant Fees and Services

(1)         Audit Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Trust’s financial statements and reviews of the financial statements included in the quarterly reports on Form 10-Q and in connection with the statutory and regulatory filings for the years ended December 31, 2011 and 2010 were approximately $150,000 and $147,000, respectively.

(2)         Audit-Related Fees

The Trust did not engage Deloitte & Touche LLP for internal control consulting services.

(3)         Tax Fees

The Trust did not engage Deloitte & Touche LLP for professional services for tax compliance, advice or planning services.

(4)         All Other Fees

There were no other fees for the years ended December 31, 2011 and 2010.

(5)         Pre-Approval Policies

The board of directors of the Managing Owner pre-approves the engagement of the Trust’s auditor for all services to be provided by the auditor.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)(1)   Financial Statements

The following are included with the 2011 Annual Report to Security Holders, a copy of which is filed herewith as Exhibit 13.01.

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

(a)(3)   Exhibits as required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Designation	Description

13.01	2011 Annual Report to Security Holders

31.01	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.03	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.01	Section 1350 Certification of Principal Executive Officer

32.02	Section 1350 Certification of Principal Executive Officer

32.03	Section 1350 Certification of Principal Financial Officer

100.01	Interactive Data File

The following exhibit is incorporated by reference from the exhibit of the same number and description filed with the Trust’s Registration Statement (File No. 333-67072) filed on August 8, 2001 on Form S-1 under the Securities Act of 1933.

3.01	Certificate of Trust of Registrant.

The following exhibits are incorporated by reference from the exhibit of the same number and description filed with the Trust’s Annual Report on March 31, 2003 on Form 10-K under the Exchange Act.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2012.

GLOBAL MACRO TRUST

By:	Millburn Ridgefield Corporation,
Managing Owner

By:	/s/ Harvey Beker
Harvey Beker
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Managing Owner of the Registrant and in the capacities and on the date indicated.

Title with
Signature	Managing Owner	Date

/s/ Harvey Beker	Co-Chief Executive	March 30, 2012
Harvey Beker	Officer and Director
(Principal Executive Officer)

/s/ George E. Crapple	Co-Chief Executive	March 30, 2012
George E. Crapple	Officer and Director
(Principal Executive Officer)

/s/ Gregg Buckbinder	Chief Financial and Operating Officer	March 30, 2012
Gregg Buckbinder	(Principal Financial Officer)

/s/ Tod A. Tanis	Vice President	March 30, 2012
Tod A. Tanis	(Principal Accounting Officer)

(Being the principal executive officers, the principal financial officer and principal accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

EXHIBIT INDEX

The following exhibits are included herewith.

Designation	Description

13.01	2011 Annual Report to Security Holders

31.01	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.03	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.01	Section 1350 Certification of Principal Executive Officer

32.02	Section 1350 Certification of Principal Executive Officer

32.03	Section 1350 Certification of Principal Financial Officer

100.01	Interactive Data File

The following exhibit is incorporated by reference from the exhibit of the same number and description filed with the Trust’s Registration Statement (File No. 333-67072) filed on August 8, 2001 on Form S-1 under the Securities Act of 1933.

3.01	Certificate of Trust of Registrant.

The following exhibits are incorporated by reference from the exhibit of the same number and description filed with the Trust’s Annual Report on March 31, 2003 on Form 10-K under the Exchange Act.

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