Form 10-Q
period 2012-03-31
GLOBAL MACRO TRUST
filed 2012-05-15
CIK 1145765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:  March 31, 2012

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

Yes ☐          No ☒

PART 1. FINANANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Global Macro Trust

Financial statements

For the three months ended March 31, 2012 and 2011 (unaudited)

(a) At March 31, 2012 and December 31, 2011 (unaudited)

(b) For the three months ended March 31, 2012 and 2011 (unaudited)

Global Macro Trust

Statements of Financial Condition (UNAUDITED)

	March 31	December 31
	2012	2011
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes – at fair value (amortized cost $93,937,594 and $81,041,000)	$93,917,668	$81,045,824
Net unrealized appreciation on open futures and forward currency contracts	3,333,313	12,894,380
Due from brokers	10,517,676	6,913,738
Cash denominated in foreign currencies (cost $6,054,147 and $1,754,566)	6,052,559	1,719,017
Total equity in trading accounts	113,821,216	102,572,959

INVESTMENTS IN U.S. TREASURY NOTES – at fair value (amortized cost $561,445,026 and $634,052,301)	561,300,682	634,082,662
CASH AND CASH EQUIVALENTS	17,283,270	42,348,737
ACCRUED INTEREST RECEIVABLE	281,895	3,339,577
TOTAL	$692,687,063	$782,343,935

LIABILITIES AND TRUST CAPITAL
LIABILITIES:
Subscriptions by Unitholders received in advance	$3,118,444	$3,164,450
Net unrealized depreciation on open futures and forward currency contracts	9,595,700	917,275
Due to Managing Owner	177,157	137,996
Due to Unitholders	14,973	-
Accrued brokerage and commission fees	3,449,414	4,005,466
Accrued management fees	52,672	57,276
Redemptions payable to Unitholders	25,739,982	17,618,625
Redemption payable to Managing Owner	-	1,259
Accrued expenses	187,702	180,897
Cash denominated in foreign currencies (cost $0 and -$2,107,152)	-	2,122,063
Due to brokers	290,305	951,234
Total liabilities	42,626,349	29,156,541

TRUST CAPITAL
Managing Owner interest (8,347.266 and 8,207.970 units outstanding)	9,062,062	9,644,943
Series 1 Unitholders (560,312.763 and 603,996.596 units outstanding)	608,271,847	709,737,394
Series 2 Unitholders (183.146 and 190.737 units outstanding)	215,932	240,698
Series 3 Unitholders (26,145.377 and 25,863.120 units outstanding)	30,971,393	32,771,232
Series 4 Unitholders (1,253.547 and 606.787 units outstanding)	1,539,480	793,127
Total trust capital	650,060,714	753,187,394

TOTAL:	$692,687,063	$782,343,935

NET ASSET VALUE PER UNIT OUTSTANDING:
Series 1 Unitholders	$1,085.59	$1,175.07
Series 2 Unitholders	$1,179.02	$1,261.94
Series 3 Unitholders	$1,184.58	$1,267.10
Series 4 Unitholders	$1,228.10	$1,307.09

See notes to financial statements

Global Macro Trust

Condensed Schedule of Investments (UNAUDITED)

March 31, 2012

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	(0.44)%	$(2,873,507)
Grains	0.01	56,250
Interest rates:
2 Year U.S. Treasury Note (683 contracts, settlement date June 2012)	(0.01)	(49,859)
5 Year U.S. Treasury Note (871 contracts, settlement date June 2012)	(0.02)	(123,562)
10 Year U.S. Treasury Note (339 contracts, settlement date June 2012)	(0.01)	(80,969)
30 Year U.S. Treasury Bond (187 contracts, settlement date June 2012)	(0.01)	(67,750)
Other interest rates	0.24	1,580,081
Total interest rates	0.19	1,257,941

Metals	(0.31)	(1,999,642)
Softs	0.04	250,667
Stock indices	(0.06)	(407,240)
Total long futures contracts	(0.57)	(3,715,531)
Short futures contracts:
Energies	0.46	2,969,190
Grains	(0.07)	(432,584)
Interest rates	(0.02)	(129,921)
Livestock	0.01	72,090
Metals	0.34	2,236,219
Softs	0.28	1,818,638
Stock indices	0.08	515,212
Total short futures contracts	1.08	7,048,844
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	0.51	3,333,313
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.30)	(1,993,234)
Total short forward currency contracts	(1.17)	(7,602,466)
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	(1.47)	(9,595,700)

TOTAL	(0.96)%	$(6,262,387)

(Continued)

Global Macro Trust

Condensed Schedule of Investments (UNAUDITED)

March 31, 2012

U.S. Treasury Notes

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$206,390,000	U.S. Treasury notes, 0.375%, 08/31/2012	31.78%	$206,587,522
197,140,000	U.S. Treasury notes, 4.250%, 09/30/2012	30.94	201,136,705
50,710,000	U.S. Treasury notes, 0.500%, 11/30/2012	7.82	50,816,966
195,950,000	U.S. Treasury notes, 0.625%, 02/28/2013	30.25	196,677,157
	Total investments in U.S. Treasury notes
	(amortized cost $655,382,620)	100.79%	$655,218,350

See notes to financial statements	(Concluded)

Global Macro Trust

Condensed Schedule of Investments (UNAUDITED)

December 31, 2011

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	(0.04)%	$(317,941)
Grains	0.10	740,413
Interest rates:
2 Year U.S. Treasury Note (2,581 contracts, settlement date March 2012)	0.05	416,798
5 Year U.S. Treasury Note (2,385 contracts, settlement date March 2012)	0.09	647,000
10 Year U.S. Treasury Note (1,128 contracts, settlement date March 2012)	0.09	679,344
30 Year U.S. Treasury Bond (279 contracts, settlement date March 2012)	0.03	213,719
Other interest rates	0.86	6,494,508
Total interest rates	1.12	8,451,369

Metals	(0.15)	(1,082,372)
Softs	(0.05)	(406,302)
Stock indices	(0.00)	(36,565)
Total long futures contracts	0.98	7,348,602
Short futures contracts:
Energies	0.21	1,577,490
Grains	(0.31)	(2,352,297)
Interest rates	(0.01)	(76,759)
Livestock	(0.00)	(24,710)
Metals	0.05	377,431
Softs	0.18	1,407,123
Stock indices	(0.09)	(648,340)
Total short futures contracts	0.03	259,938
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	1.01	7,608,540
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.14)	(1,033,705)
Total short forward currency contracts	0.72	5,402,270
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	0.58	4,368,565

TOTAL	1.59%	$11,977,105

(Continued)

Global Macro Trust

Condensed Schedule of Investments (UNAUDITED)

December 31, 2011

U.S. Treasury Notes

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$215,950,000	U.S. Treasury notes, 0.875%, 02/29/2012	28.71%	$216,236,809
218,390,000	U.S. Treasury notes, 0.375%, 08/31/2012	29.05	218,782,420
222,440,000	U.S. Treasury notes, 4.250%, 09/30/2012	30.44	229,234,847
50,710,000	U.S. Treasury notes, 0.500%, 11/30/2012	6.75	50,874,410
	Total investments in U.S. Treasury notes
	(amortized cost $715,093,301)	94.95%	$715,128,486

See notes to financial statements	(Concluded)

Global Macro Trust

Statements of Operations (UNAUDITED)

	For the three months ended
	March 31	March 31
	2012	2011
INVESTMENT INCOME:
Interest income	$266,834	$692,240

EXPENSES:
Brokerage and custodial fees	11,277,869	14,517,228
Administrative expenses	532,057	562,115
Custody fees and other expenses	38,616	41,296
Management fees	160,448	100,769
Total expenses	12,008,990	15,221,408

NET INVESTMENT LOSS	(11,742,156)	(14,529,168)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(25,667,890)	18,004,570
Foreign exchange translation	85,659	5,982
Net change in unrealized:
Futures and forward currency contracts	(18,239,492)	(24,453,022)
Foreign exchange translation	48,872	(88,871)
Net gains (losses) from U.S. Treasury notes:
Realized	(24,513)	38,951
Net change in unrealized	(199,455)	(109,457)
TOTAL NET REALIZED AND UNREALIZED LOSSES	(43,996,819)	(6,601,847)

NET LOSS	(55,738,975)	(21,131,015)
LESS PROFIT SHARE TO MANAGING OWNER	-	353
NET LOSS AFTER PROFIT SHARE TO MANAGING OWNER	$(55,738,975)	$(21,131,368)

NET LOSS AFTER PROFIT SHARE TO MANAGING OWNER
PER UNIT OUTSTANDING
Series 1 Unitholders	$(89.48)	$(32.33)
Series 2 Unitholders	$(82.92)	$(18.80)
Series 3 Unitholders	$(82.52)	$(18.05)
Series 4 Unitholders	$(78.99)	$(10.91)

See notes to financial statements

Global Macro Trust

Statements of Changes in Trust Capital (UNAUDITED)

For the three months ended March 31, 2012:

									New Profit
	Series 1 Unitholders		Series 2 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Trust capital at
January 1, 2012	$709,737,394	603,996.596	$240,698	190.737	$32,771,232	25,863.120	$793,127	606.787	$-	-	$9,644,943	8,207.970	$753,187,394	638,865.210
Subscriptions	8,629,420	7,536.487	-	-	1,755,733	1,416.471	835,559	646.760	-	-	-	-	11,220,712	9,599.718
Redemptions	(57,212,948)	(51,623.401)	(9,347)	(7.591)	(1,386,122)	(1,134.214)	-	-	-	-	-	-	(58,608,417)	(52,765.206)
Addt'l units allocated *	-	403.081	-	-	-	-	-	-	-	-	-	139.296	-	542.377
Net loss	(52,882,019)	-	(15,419)	-	(2,169,450)	-	(89,206)	-	-	-	(582,881)	-	(55,738,975)	-
March 31, 2012	$608,271,847	560,312.763	$215,932	183.146	$30,971,393	26,145.377	$1,539,480	1,253.547	$-	-	$9,062,062	8,347.266	$650,060,714	596,242.099

Net asset value per unit outstanding
at March 31, 2012:	$1,085.59		$1,179.02		$1,184.58		$1,228.10

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and the Managing Owner	(Continued)

Global Macro Trust

Statements of Changes in Trust Capital (UNAUDITED)

For the three months ended March 31, 2011:

									New Profit
	Series 1 Unitholders		Series 2 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Trust capital at
January 1, 2011	$867,646,692	660,222.516	$101,957	75.492	$14,178,784	10,481.102	$75,449	55.233	$-	-	$10,922,729	8,311.477	$892,925,611	679,145.820
Subscriptions	9,969,224	7,613.533	30,000	22.213	8,818,235	6,522.761	629,822	462.463	-	-	-	-	19,447,281	14,620.970
Redemptions	(19,969,148)	(15,375.657)	-	-	(148,351)	(109.168)	-	-	-	-	-	-	(20,117,499)	(15,484.825)
Addt'l units allocated *	-	436.564	-	-	-	-	-	-	-	0.001	-	141.644	-	578.209
Net loss	(20,740,155)	-	(1,837)	-	(298,413)	-	(3,739)	-	(9)	-	(87,215)		(21,131,368)	-
Managing Owner's allocation:
New Profit-Accrued	-	-	-	-	-	-	-	-	353	0.267	-	-	353	0.267
Trust capital at
March 31, 2011	$836,906,613	652,896.956	$130,120	97.705	$22,550,255	16,894.695	$701,532	517.696	$344	0.268	$10,835,514	8,453.121	$871,124,378	678,860.411

Net asset value per unit outstanding
at March 31, 2011:	$1,281.84		$1,331.76		$1,334.75		$1,355.10

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and the Managing Owner

See notes to financial statements	(Concluded)

Global Macro Trust

Statements of Financial Highlights (UNAUDITED)

For the three months ended March 31	2012				2011
	Series 1	Series 2	Series 3	Series 4	Series 1	Series 2	Series 3	Series 4

Net loss from operations:
Net investment loss	$(19.32)	$(7.33)	$(7.36)	$(1.36)	$(21.83)	$(8.27)	$(7.46)	$(0.72)
Net realized and unrealized losses on trading of futures and forward currency contracts	(69.81)	(75.22)	(74.78)	(77.19)	(10.40)	(10.42)	(10.43)	(10.04)
Net losses from U.S. Treasury obligations	(0.35)	(0.37)	(0.38)	(0.44)	(0.10)	(0.11)	(0.14)	(0.15)
Profit share allocated to Managing Owner	0.00	0.00	0.00	0.00	0.00	0.00	(0.02)	0.00
Net loss per unit	$(89.48)	$(82.92)	$(82.52)	$(78.99)	$(32.33)	$(18.80)	$(18.05)	$(10.91)

Net asset value per unit, beginning of period	1,175.07	1,261.94	1,267.10	1,307.09	1,314.17	1,350.56	1,352.80	1,366.01

Net asset value per unit, end of period	$1,085.59	$1,179.02	$1,184.58	$1,228.10	$1,281.84	$1,331.76	$1,334.75	$1,355.10

Total return and ratios for the three months ended March 31:	2012				2011
	Series 1	Series 2	Series 3	Series 4	Series 1	Series 2	Series 3	Series 4

RATIOS TO AVERAGE CAPITAL:

Net investment loss (a)	(6.92)%	(2.68)%	(2.43)%	(0.43)%	(6.72)%	(2.46)%	(2.22)%	(0.21)%

Total expenses (a)	7.07%	2.83%	2.58%	0.58%	7.03%	2.77%	2.52%	0.52%
Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	7.07%	2.83%	2.58%	0.58%	7.03%	2.77%	2.52%	0.52%

Total return before profit share allocation (b)	(7.61)%	(6.57)%	(6.51)%	(6.04)%	(2.46)%	(1.39)%	(1.29)%	(0.80)%
Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.00	(0.04)	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	(7.61)%	(6.57)%	(6.51)%	(6.04)%	(2.46)%	(1.39)%	(1.33)%	(0.80)%

(a) annualized

(b) not annualized

See notes to financial statements

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Global Macro Trust’s (the “Trust”) financial condition at March 31, 2012 and December 31, 2011 and the results of its operations for the three months ended March 31, 2012 and 2011 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2011. The December 31, 2011 information has been derived from the audited financial statements as of December 31, 2011.

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

The Income Taxes topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”) clarifies the accounting for uncertainty in tax positions. This requires that the Trust recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Trust’s open tax years, 2008 to 2011, for the U.S. Federal jurisdiction, the New York, Connecticut and Delaware state jurisdictions and the New York City jurisdiction, there are no uncertain tax positions that would have an impact on the Trust. The Trust is treated as a limited partnership for federal and state income tax reporting purposes and therefore the unitholders in the trust ("Unitholders") are responsible for the payment of taxes.

There have been no material changes with respect to the Trust's critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Trust's Annual Report on Form 10-K for fiscal year 2011.

2. RECENT ACCOUNTING STANDARDS

In December 2011, FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities” which creates a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangement associated with its financial instruments and derivative instruments. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the Statements of Financial Condition and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Trust should also provide the disclosures retrospectively for all comparative periods presented. Millburn Ridgefield Corporation (the “Managing Owner”) is currently evaluating the impact that the standard would have on the financial statements.

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

Cash Instruments – The Trust’s cash instruments are generally classified within Level 1 of the fair value hierarchy because they are typically valued using quoted market prices. The types of instruments valued based on quoted market prices in active markets include U.S. government obligations and an investment in a quoted short-term U.S. Government Money Market Fund. The Managing Owner does not adjust the quoted price for such instruments even in situations where the Trust holds a large position and a sale could reasonably impact the quoted price.

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

During the three months ended March 31, 2012 and 2011, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Trust’s invesments by hierarchial level as of March 31, 2012 and December 31, 2011 in valuing the Trust’s investments at fair value. At March 31, 2012 and December 31, 2011, the Trust held no assets or liabilities classified in Level 3.

Financial Assets at Fair Value as of March 31, 2012

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$655,218,350	$-	$655,218,350
Short-term money market fund*	16,839,455	-	16,839,455
Exchange-traded futures contracts
Energies	95,683	-	95,683
Grains	(376,334)	-	(376,334)
Interest rates	1,128,020	-	1,128,020
Livestock	72,090	-	72,090
Metals	236,577	-	236,577
Softs	2,069,305	-	2,069,305
Stock indices	107,972	-	107,972

Total exchange-traded futures contracts	3,333,313	-	3,333,313

Over-the-counter forward currency contracts	-	(9,595,700)	(9,595,700)

Total futures and forward currency contracts (2)	3,333,313	(9,595,700)	(6,262,387)

Total financial assets at fair value	$675,391,118	$(9,595,700)	$665,795,418

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in brokers' trading accounts as collateral			$93,917,668
Investments in U.S. Treasury notes held in custody			561,300,682
Total investments in U.S. Treasury notes			$655,218,350

(2)
Net unrealized appreciation on futures and forward currency contracts			$3,333,313
Net unrealized depreciation on futures and forward currency contracts			(9,595,700)
Total unrealized depreciation on futures and forward currency contracts			$(6,262,387)

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial Assets at Fair Value as of December 31, 2011

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$715,128,486	$-	$715,128,486
Short-term money market fund*	42,244,442	-	42,244,442
Exchange-traded futures contracts
Energies	1,259,549	-	1,259,549
Grains	(1,611,884)	-	(1,611,884)
Interest rates	8,374,610	-	8,374,610
Livestock	(24,710)	-	(24,710)
Metals	(704,941)	-	(704,941)
Softs	1,000,821	-	1,000,821
Stock indices	(684,905)	-	(684,905)

Total exchange-traded futures contracts	7,608,540	-	7,608,540

Over-the-counter forward currency contracts	-	4,368,565	4,368,565

Total futures and forward currency contracts (2)	7,608,540	4,368,565	11,977,105

Total financial assets at fair value	$764,981,468	$4,368,565	$769,350,033

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in brokers' trading accounts as collateral			$81,045,824
Investments in U.S. Treasury notes held in custody			634,082,662
Total investments in U.S. Treasury notes			$715,128,486

(2)
Net unrealized appreciation on futures and forward currency contracts			$12,894,380
Net unrealized depreciation on futures and forward currency contracts			(917,275)
Total unrealized appreciation on futures and forward currency contracts			$11,977,105

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

The Trust engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Trust at March 31, 2012, by market sector:

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

See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional derivative-related information.

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at March 31, 2012 and December 31, 2011. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at March 31, 2012

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$-	$(2,873,507)	$2,969,190	$-	$95,683
Grains	58,713	(2,463)	-	(432,584)	(376,334)
Interest rates	2,041,772	(783,831)	-	(129,921)	1,128,020
Livestock	-	-	72,090	-	72,090
Metals	175,200	(2,174,842)	2,248,850	(12,631)	236,577
Softs	250,667	-	1,818,638	-	2,069,305
Stock indices	351,198	(758,438)	613,108	(97,896)	107,972
Total futures contracts	2,877,550	(6,593,081)	7,721,876	(673,032)	3,333,313

Forward currency contracts	3,910,279	(5,903,513)	2,716,489	(10,318,955)	(9,595,700)

Total futures and forward currency contracts	$6,787,829	$(12,496,594)	$10,438,365	$(10,991,987)	$(6,262,387)

Fair Value of Futures and Forward Currency Contracts at December 31, 2011

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$20,943	$(338,884)	$1,602,200	$(24,710)	$1,259,549
Grains	740,413	-	-	(2,352,297)	(1,611,884)
Interest rates	8,941,748	(490,379)	15,566	(92,325)	8,374,610
Livestock	-	-	43,060	(67,770)	(24,710)
Metals	184,553	(1,266,925)	1,913,004	(1,535,573)	(704,941)
Softs	6,843	(413,145)	1,560,188	(153,065)	1,000,821
Stock indices	-	(36,565)	968,194	(1,616,534)	(684,905)

Total futures contracts	9,894,500	(2,545,898)	6,102,212	(5,842,274)	7,608,540

Forward currency contracts	2,688,904	(3,722,609)	8,706,240	(3,303,970)	4,368,565

Total futures and forward currency contracts	$12,583,404	$(6,268,507)	$14,808,452	$(9,146,244)	$11,977,105

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three months ended March 31, 2012 and 2011 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below:

Trading gains (losses) of futures and forward currency contracts for the three months ended March 31, 2012 and 2011

Sector	Three months ended: March 31, 2012	Three months ended: March 31, 2011

Futures contracts:
Energies	$10,412,557	$24,513,749
Grains	(4,433,664)	(3,282,910)
Interest rates	(15,579,211)	(10,735,414)
Livestock	(132,070)	957,680
Metals	(7,292,286)	3,162,126
Softs	2,119,527	2,003,567
Stock indices	(9,224,678)	(19,679,883)
Total futures contracts	(24,129,825)	(3,061,085)

Forward currency contracts	(19,777,557)	(3,387,367)

Total futures and forward currency contracts	$(43,907,382)	$(6,448,452)

The following table presents average notional value by sector in U.S. dollars of open futures and forward currency contracts for the three months ended March 31, 2012 and 2011. The Trust’s average net asset value for the three months ended March 31, 2012 and 2011 was approximately $710,000,000 and $890,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the three months ended March 31, 2012 and 2011

	2012		2011
Sector	Long Positions	Short Positions	Long Positions	Short Positions

Futures contracts:
Energies	$85,112,356	$40,304,045	$196,497,504	$52,630,815
Grains	19,541,825	36,306,884	96,528,751	27,872,313
Interest rates	1,332,618,330	24,095,856	559,104,430	107,053,103
Livestock	-	4,579,130	14,819,860	1,547,150
Metals	26,574,777	62,655,627	153,567,972	13,030,188
Softs	7,157,640	27,786,050	32,902,037	3,742,029
Stock indices	91,978,360	125,441,692	479,240,805	18,928,946
Total futures contracts	1,562,983,288	321,169,284	1,532,661,359	224,804,544

Forward currency contracts	269,906,364	452,221,381	1,061,180,437	189,693,768

Total average notional	$1,832,889,652	$773,390,665	$2,593,841,796	$414,498,312

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at March 31, 2012 and 2011. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the Managing Owner believes it is a more meaningful representation of notional values of the Trust’s open interest rate positions.

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

A significant portion of the Trust’s forward currency trading activities are cleared by Barclays Bank PLC (“BB”), Deutsche Bank AG (“DB”) and Morgan Stanley & Co. LLC (“MS”). The Trust began trading at BB on June 2, 2011. The Trust’s concentration of credit risk associated with BB, DB or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition, plus the value of margin or collateral held by BB, DB and MS. The amount of such credit risk was $41,967,726 and $32,236,730 at March 31, 2012 and December 31, 2011, respectively.

5. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three months ended March 31, 2012 and 2011. Profit share earned (from Unitholders' redemptions) is credited to the New Profit Memo Account as defined in the Trust’s Declaration of Trust and Trust Agreement (the “Trust Agreement”).

	Three months ended:
	March 31, 2012	March 31, 2011
Profit share earned	$-	$353
Profit share accrued	-	-
Total profit share	$-	$353

6. RELATED PARTY TRANSACTIONS

The Trust pays all routine expenses, such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee's fees, the charges of an outside accounting services agency and the expenses of updating the Trust's Prospectus), as well as extraordinary costs. At March 31, 2012 and December 31, 2011, the Managing Owner is owed $170,595 and $137,195, respectively, from the Trust in connection with such expenses it has paid on the Trust's behalf (and is included in "Due to Managing Owner" in the Statements of Financial Condition).

Series 1 Unitholders who redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the Managing Owner. At March 31, 2012 and December 31, 2011, $6,562 and $801, respectively, was owed to the Managing Owner (and is included in "Due to Managing Owner" in the Statements of Financial Condition).

7. FINANCIAL HIGHLIGHTS

Per unit operating performance for Series 1, Series 2, Series 3 and Series 4 Units is calculated based on Unitholders’ Trust capital for each Series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of Units during the period. Weighted average number of Units for each Series is detailed below:

	Three months ending March 31,
	2012	2011	Date of initial issuance
Series 1	596,977.685	660,245.605	July 23, 2001
Series 2	185.687	97.682	April 1, 2010
Series 3	26,228.488	14,821.200	September 1, 2009
Series 4	1,128.562	462.617	November 1, 2010

8. BROKERAGE AND CUSTODIAL FEES

For the three months ended March 31, 2012 and 2011, brokerage and custodial fees were as follows:

	March 31, 2012	March 31, 2011
Brokerage fees	11,277,729	14,517,146
Custodial fees	140	82
Total	11,277,869	14,517,228

During the three months ended March 31, 2012, amounts paid to selling agents exceed 9.5% of the gross offering proceeds of the Series 1 Units sold. As a result, the amounts that otherwise would be paid to selling agents for that Series 1 Unit were instead rebated to the Trust for the benefit of all holders of Series 1 Units. The total amount rebated to the Trust, $326, was included in “Brokerage and custodial fees” in the Statements of Operations. No amount was rebated to the Trust during the three months ended March 31, 2011.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to Item 1, "Financial Statements." The information contained therein is essential to, and should be read in connection with, the following analysis.

OPERATIONAL OVERVIEW

Due to the nature of the Trust's business, its results of operations depend on the Managing Owner’s ability to recognize and capitalize on trends and other profit opportunities in different sectors of the global capital and commodity markets. The Managing Owner's investment and trading methods are confidential so that substantially the only information that can be furnished regarding the Trust's results of operations is contained in the performance record of its trading. Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Trust and its past performance is not necessarily indicative of future results. The Managing Owner believes, however, that there are certain market conditions, for example, markets with strong price trends, in which the Trust has a better likelihood of being profitable than in others.

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

The Trust trades futures contracts, and may trade swap and options contracts, on interest rates, agricultural commodities, currencies, metals, energy and stock indices and forward contracts on currencies. Risk arises from changes in the value of these contracts (market risk) and the potential inability of counterparties or brokers to perform under the terms of their contracts (credit risk). Market risk is generally to be measured by the face amount of the futures positions acquired and the volatility of the markets traded. The credit risk from counterparty non-performance associated with these instruments is the net unrealized gain, if any, on these positions plus the value of the margin or collateral held by the counterparty. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC transactions because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In most OTC transactions, on the other hand, traders must rely (typically but not universally) solely on the credit of their respective individual counterparties. Margins which may be subject to loss in the event of a default are generally required in exchange trading and counterparties may require margin or collateral in the OTC markets.

The Managing Owner has procedures in place to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. These procedures primarily focus on: (1) real time monitoring of open positions; (2) diversifying positions among various markets; (3) limiting the assets committed as margin or collateral, generally within a range of 5% to 35% of an account’s net assets though the amount may at any time be substantially higher; (4) prohibiting pyramiding – that is, using unrealized profits in a particular market as margin for additional positions in the same market; and (5) changing the equity utilized for trading by an account solely on a controlled periodic basis not automatically due to an increase in equity from trading profits. The Managing Owner attempts to control credit risk by causing the Trust to deal exclusively with large, well-capitalized financial institutions as brokers and counterparties.

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

During its operations for the three months ended March 31, 2012, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

CRITICAL ACCOUNTING ESTIMATES

The Trust records its transactions in futures and forward currency contracts, including related income and expenses, on a trade date basis. Open futures contracts traded on an exchange are valued at fair value, which is based on the closing settlement price on the exchange where the futures contract is traded by the Trust on the day with respect to which net assets are being determined. Open forward currency contracts are recorded at fair value, based on pricing models that consider the spot prices plus the forward points and contractual prices of the underlying financial instruments. The spot prices and forward points for open forward currency contracts are generally based on the 3:00 P.M. New York time prices provided by widely used quotation service providers on the day with respect to which net assets are being determined. The forward points from the quotation service providers are generally in periods of one month, two months, three months and six months forward while the contractual forward delivery dates for the foreign currency contracts traded by the Trust may be in between these periods.

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

Period ended March 31, 2012

Month Ending:	Total Trust Capital

March 31, 2012	$650,060,714
December 31, 2011	753,187,394

Three Months
Change in Trust Capital	$(103,126,680)
Percent Change	(13.69)%

THREE MONTHS ENDED MARCH 31, 2012

The decrease in the Trust’s net assets of $103,126,680 for the three months ended March 31, 2012 was attributable to net loss (before profit share) of $55,738,975 and redemptions of $58,608,417 and was partially offset by subscriptions of $11,220,712.

Brokerage and custodial fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.  Brokerage and custodial fees for the three months ended March 31, 2012 decreased $3,239,359 relative to the corresponding period in 2011 due to a decrease in the Trust’s net assets.

Administrative expenses for the three months ended March 31, 2012 decreased $30,058 relative to the corresponding period in 2011. The decrease was due mainly to a decrease in the Trust's net assets during the three months ended March 31, 2012 relative to the corresponding period.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian.  Interest income for the three months ended March 31, 2012 decreased $425,406 relative to the corresponding period in 2011. This decrease was due predominantly to a decrease in short-term Treasury yields in addition to a decrease in average net assets.

The Trust experienced net realized and unrealized losses of $43,996,819 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage and custodial fees of $11,277,869, administrative expenses of $532,057, custody fees and other expenses of $38,616 and management fees of $160,448 were incurred. Interest income of $266,834 partially offset the Trust's expenses resulting in a net loss of $55,738,975. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	(2.73)%
Energies	1.43%
Grains	(0.60)%
Interest rates	(2.23)%
Livestock	0.00%
Metals	(0.95)%
Softs	0.31%
Stock indices	(1.19)%
Trading loss	(5.96)%

MANAGEMENT DISCUSSION – 2012

The Trust produced a loss during the quarter as losses from trading currency forwards and interest rates, equities, metals and grains futures overwhelmed gains from trading energies and soft commodities futures. The sentiment of market participants during the quarter was driven by the belief that both the economic outlook and the European debt crisis were improving.

Foreign exchange trading was particularly volatile and unprofitable. Entering the quarter, the U.S. dollar had been trading higher against most currencies based on relative economic strength, financial tumult in Europe and perceived weakening of growth in China. As these factors receded and the U.S. interest rates appeared to be staying negligible for an extended period the U.S. dollar sold off against Central and South American, European and Asian currencies generating losses on long U.S. dollar positions and in many cases bringing a reversal to short U.S. dollar positions. Later, short U.S. dollar trades versus the Brazilian real, Colombian peso and Chilean peso also generated losses. For the Brazilian real in particular, a larger than expected cut in the Brazilian Central Bank’s Selic benchmark interest rate and increased capital controls geared toward weakening the currency undermined the real. Also, a long Japanese yen trade versus the U.S. dollar lost money and was reversed to a short trade after the Japanese yen weakened suddenly following a surprise expansionary move by the Bank of Japan which increased its asset purchase program by $130 billion and set an inflation target for the first time.

Turning to non-U.S. dollar cross rates, long Australian dollar positions against a variety of currencies generated losses when the Australian dollar weakened as slowing growth, rising unemployment and declining inflation statistics combined with forecasts of a Chinese growth slowdown to increase the likelihood that the Reserve Bank of Australia might ease monetary policy. Short euro trades against several currencies were unprofitable as the euro rebounded when the European Central Bank’s longer-term refinancing operation program improved the functioning of financial markets in Europe and as the size of the European rescue fund was substantially raised.

Whether from a reduced need for safety because of an improving economic outlook, particularly in the U.S., from an increased worry about inflation, from a renewed concern about government debt levels or from a reduced likelihood of Quantitative Easing 3 from the Federal Reserve, interest rates rose and long positions in U.S., Australian, Canadian, British and Japanese note and bond futures produced losses.

A first quarter rally in equity markets was rather widespread as market participants responded favorably to an apparent improvement in the global economic outlook, particularly in the U.S. and to progress by the European Union toward resolving their sovereign debt crisis. Long positions in U.S. equity futures were profitable, as was a short CBOE VIX trade that also benefitted from rising equity markets. However, short positions in numerous European and Asian equity indices, especially Japan, China, Hong Kong and Germany, produced even bigger losses.

Industrial metals had been in a sustained downtrend but as pessimism about global growth swung to modest optimism, perhaps prematurely, the metals rallied strongly, generating losses on short positions. A short platinum position also was unprofitable as a supply interruption from South Africa boosted prices.

In the energy markets, long positions in Brent crude, RBOB gasoline, London gas oil and heating oil benefited from the general commodity rally and continued stresses from the Middle East, and as a result were profitable. The biggest winner in the sector was short positions in natural gas where the supply boom from fracking and horizontal drilling in shale formations continues to drive prices down.

Trading of soft agricultural commodities was marginally negative. Short grain trades, especially in the soybean complex, were unprofitable. A short cocoa position was unprofitable as hot, dry weather hit the Ivory Coast and raised fears that an expected bumper crop might face significant damage. Short cotton and rubber trades were also unprofitable when prices rose as pessimism about worldwide growth lifted at least temporarily. A short Arabica coffee trade produced a profit as expectations of a bumper Brazilian harvest pushed Arabica to its lowest price in 18 months in late March.

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

The Trust experienced net realized and unrealized losses of $6,601,847 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $14,517,228, administrative expenses of $562,115, custody fees and other expenses of $41,296, management fees of $100,769 and a profit share of $353 were incurred. Interest income of $692,240 partially offset the Trust's expenses resulting in a net loss after profit share of $21,131,368. An analysis of the trading gain (loss) by sector is as follows:

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

Through the first two and one-third months of the quarter, generous liquidity creation by developed country central banks, especially the U.S. Federal Reserve, led to a weakening U.S. dollar, and rising equity and commodity prices. Meanwhile, inflation concerns, monetary policy tightening in emerging economies, and persistent worry about government debt problems encouraged interest rates on government securities to rise.

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

Contrary to some expectations, the U.S. Federal Reserve’s second foray into quantitative easing failed to keep interest rates low. With market participants worried about massive government borrowing requirements and future inflation, there was a substantial uptick in rates and moderate losses were sustained on long interest rate futures positions.

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

CONTRACTUAL OBLIGATIONS

The Trust does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Trust’s sole business is trading futures and forward contracts, both long (contracts to buy) and short (contacts to sell). The Trust may also engage in trading swaps. All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Trust for less than four months before being offset or rolled over into new contracts with similar maturities. The Trust’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Trust’s open futures and forward currency contracts, both long and short, at March 31, 2012.

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

The Trust's Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Trust's open positions by market category for the quarter ended March 31, 2012. During the three months ended March 31, 2012, the Trust's average total capitalization was approximately $710,000,000.

Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Currencies	20.6	2.9%	20.6	20.6
Energies	9.4	1.3%	9.4	9.4
Grains	3.1	0.4%	3.1	3.1
Interest rates	22.1	3.1%	22.1	22.1
Livestock	0.1	0.0%	0.1	0.1
Metals	6.2	0.9%	6.2	6.2
Softs	2.8	0.4%	2.8	2.8
Stock indices	23.6	3.3%	23.6	23.6
Total	87.9	12.3%	87.9	87.9

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the three months ended March 31, 2012. Average capitalization is the Trust's capitalization at the end of the three months ended March 31, 2012. Dollar amounts represent millions of dollars.

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

ITEM 4. CONTROLS AND PROCEDURES

The Managing Owner, with the participation of its Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Trust as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the Managing Owner’s internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Managing Owner’s internal control over financial reporting with respect to the Trust.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There are no material changes from risk factors as previously disclosed in Form 10-K, filed March 30, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS

(a)	There have been no sales of unregistered securities of the Trust during the three months ended March 31, 2012.

(c)	Pursuant to the Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding and Units are not reissued once redeemed.

The following table summarizes the redemptions by Unitholders during the three months ended March 31, 2012. There were no redemptions during the three months ended March 31, 2012 by Series 4 Unitholders.

	Series 1		Series 2		Series 3
Date of Redemption	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit

January 31, 2012	7,796.073	$1,142.26	7.591	$1,231.39	795.741	$1,236.69
February 29, 2012	20,445.633	1,121.26	-	1,213.28	31.851	1,218.75
March 31, 2012	23,381.695	1,085.59	-	1,179.02	306.622	1,184.58
Total	51,623.401		7.591		1,134.214

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not required.

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

Date: May 14, 2012
/s/Tod A. Tanis
Tod A. Tanis
Vice-President
(Principal Accounting Officer)

