Form 10-Q
period 2012-06-30
GLOBAL MACRO TRUST
filed 2012-08-13
CIK 1145765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:  June 30, 2012

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

Yes ☐          No ☒

PART 1. FINANANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Global Macro Trust

Financial statements

For the three and six months ended June 30, 2012 and 2011 (unaudited)

(a) At June 30, 2012 (unaudited) and December 31, 2011

(b) For the three and six months ended June 30, 2012 and 2011 (unaudited)

(c) For the six months ended June 30, 2012 and 2011 (unaudited)

Global Macro Trust

Statements of Financial Condition (UNAUDITED)

	June 30	December 31
	2012	2011
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes – at fair value (amortized cost $88,369,584 and $81,041,000)	$88,363,577	$81,045,824
Net unrealized appreciation on open futures and forward currency contracts	1,217,347	12,894,380
Due from brokers	9,698,121	6,913,738
Cash denominated in foreign currencies (cost $3,243,363 and $1,754,566)	3,244,316	1,719,017
Total equity in trading accounts	102,523,361	102,572,959

INVESTMENTS IN U.S. TREASURY NOTES – at fair value (amortized cost $498,283,513 and $634,052,301)	498,262,831	634,082,662
CASH AND CASH EQUIVALENTS	13,896,914	42,348,737
ACCRUED INTEREST RECEIVABLE	2,472,435	3,339,577
TOTAL	$617,155,541	$782,343,935

LIABILITIES AND TRUST CAPITAL
LIABILITIES:
Subscriptions by Unitholders received in advance	$2,142,878	$3,164,450
Net unrealized depreciation on open futures and forward currency contracts	14,254,853	917,275
Due to Managing Owner	302,256	137,996
Accrued brokerage and custodial fees	2,999,847	4,005,466
Accrued management fees	52,583	57,276
Redemptions payable to Unitholders	14,584,338	17,618,625
Redemption payable to Managing Owner	-	1,259
Accrued expenses	104,964	180,897
Cash denominated in foreign currencies (cost $0 and -$2,107,152)	-	2,122,063
Due to brokers	-	951,234
Total liabilities	34,441,719	29,156,541

TRUST CAPITAL:
Managing Owner interest (8,488.107 and 8,207.970 units outstanding)	9,137,935	9,644,943
Series 1 Unitholders (502,476.169 and 603,996.596 units outstanding)	540,925,240	709,737,394
Series 2 Unitholders (242.952 and 190.737 units outstanding)	287,221	240,698
Series 3 Unitholders (25,925.470 and 25,863.120 units outstanding)	30,813,440	32,771,232
Series 4 Unitholders (1,251.623 and 606.787 units outstanding)	1,549,986	793,127
Total trust capital	582,713,822	753,187,394

TOTAL:	$617,155,541	$782,343,935

NET ASSET VALUE PER UNIT OUTSTANDING:
Series 1 Unitholders	$1,076.52	$1,175.07
Series 2 Unitholders	$1,182.21	$1,261.94
Series 3 Unitholders	$1,188.54	$1,267.10
Series 4 Unitholders	$1,238.38	$1,307.09

See notes to financial statements

Global Macro Trust

Condensed Schedule of Investments (UNAUDITED)

June 30, 2012

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	0.33%	$1,943,380
Grains	0.11	627,478
Interest rates:
2 Year U.S. Treasury Note (3,599 contracts, settlement date September 2012)	(0.12)	(706,284)
5 Year U.S. Treasury Note (2,025 contracts, settlement date September 2012)	(0.03)	(165,040)
10 Year U.S. Treasury Note (902 contracts, settlement date September 2012)	(0.03)	(177,078)
30 Year U.S. Treasury Bond (339 contracts, settlement date September 2012)	(0.07)	(408,594)
Other interest rates	(0.15)	(858,312)
Total interest rates	(0.40)	(2,315,308)

Metals	0.01	30,159
Stock indices	0.11	642,045
Total long futures contracts	0.16	927,754

Short futures contracts:
Energies	(1.15)	(6,690,378)
Grains	(0.11)	(627,496)
Livestock	(0.06)	(338,200)
Metals	0.14	798,862
Softs	(0.32)	(1,868,957)
Stock indices	(0.23)	(1,339,730)
Total short futures contracts	(1.73)	(10,065,899)
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	(1.57)	(9,138,145)

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	0.51	2,964,700
Total short forward currency contracts	(1.18)	(6,864,061)
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS-Net	(0.67)	(3,899,361)

TOTAL	(2.24)%	$(13,037,506)

(Continued)

Global Macro Trust

Condensed Schedule of Investments (UNAUDITED)

June 30, 2012

U.S. Treasury Notes

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$186,390,000	U.S. Treasury notes, 0.375%, 08/31/2012	32.00%	$186,481,011
173,640,000	U.S. Treasury notes, 4.250%, 09/30/2012	30.10	175,406,923
50,710,000	U.S. Treasury notes, 0.500%, 11/30/2012	8.72	50,780,321
173,450,000	U.S. Treasury notes, 0.625%, 02/28/2013	29.85	173,958,153
	Total investments in U.S. Treasury notes
	(amortized cost $586,653,097)	100.67%	$586,626,408

See notes to financial statements	(Concluded)

Global Macro Trust

Condensed Schedule of Investments

December 31, 2011

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:

Energies	(0.04)%	$(317,941)
Grains	0.10	740,413
Interest rates:
2 Year U.S. Treasury Note (2,581 contracts, settlement date March 2012)	0.05	416,798
5 Year U.S. Treasury Note (2,385 contracts, settlement date March 2012)	0.09	647,000
10 Year U.S. Treasury Note (1,128 contracts, settlement date March 2012)	0.09	679,344
30 Year U.S. Treasury Bond (279 contracts, settlement date March 2012)	0.03	213,719
Other interest rates	0.86	6,494,508
Total interest rates	1.12	8,451,369

Metals	(0.15)	(1,082,372)
Softs	(0.05)	(406,302)
Stock indices	(0.00)	(36,565)
Total long futures contracts	0.98	7,348,602
Short futures contracts:
Energies	0.21	1,577,490
Grains	(0.31)	(2,352,297)
Interest rates	(0.01)	(76,759)
Livestock	(0.00)	(24,710)
Metals	0.05	377,431
Softs	0.18	1,407,123
Stock indices	(0.09)	(648,340)
Total short futures contracts	0.03	259,938
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	1.01	7,608,540
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.14)	(1,033,705)
Total short forward currency contracts	0.72	5,402,270
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS-Net	0.58	4,368,565

TOTAL	1.59%	$11,977,105

(Continued)

Global Macro Trust

Condensed Schedule of Investments

December 31, 2011

U.S. Treasury Notes

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$215,950,000	U.S. Treasury notes, 0.875%, 02/29/2012	28.71%	$216,236,809
218,390,000	U.S. Treasury notes, 0.375%, 08/31/2012	29.05	218,782,420
222,440,000	U.S. Treasury notes, 4.250%, 09/30/2012	30.44	229,234,847
50,710,000	U.S. Treasury notes, 0.500%, 11/30/2012	6.75	50,874,410
	Total investments in U.S. Treasury notes
	(amortized cost $715,093,301)	94.95%	$715,128,486

See notes to financial statements	(Concluded)

Global Macro Trust

Statements of Operations (UNAUDITED)

	For the three months ended
	June 30	June 30
	2012	2011
INVESTMENT INCOME:
Interest income	$212,487	$575,608

EXPENSES:
Brokerage and custodial fees	10,013,087	14,327,087
Administrative expenses	508,867	562,181
Custody fees and other expenses	34,006	39,281
Management fees	160,347	137,305
Total expenses	10,716,307	15,065,854

NET INVESTMENT LOSS	(10,503,820)	(14,490,246)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	13,931,870	(4,596,224)
Foreign exchange translation	157,012	110,221
Net change in unrealized:
Futures and forward currency contracts	(6,775,119)	(14,776,732)
Foreign exchange translation	2,541	(40,698)
Net gains (losses) from U.S. Treasury notes:
Realized	(15,114)	-
Net change in unrealized	137,581	162,867
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)	7,438,771	(19,140,566)

NET LOSS	(3,065,049)	(33,630,812)
LESS PROFIT SHARE TO MANAGING OWNER	-	1,032
NET LOSS AFTER PROFIT SHARE TO MANAGING OWNER	$(3,065,049)	$(33,631,844)

NET GAIN (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER PER UNIT OUTSTANDING
Series 1 Unitholders	$(9.07)	$(51.19)
Series 2 Unitholders	$3.19	$(39.72)
Series 3 Unitholders	$3.96	$(39.05)
Series 4 Unitholders	$10.28	$(31.82)

(Continued)

Global Macro Trust

Statements of Operations (UNAUDITED)

	For the six months ended
	June 30	June 30
	2012	2011
INVESTMENT INCOME:
Interest income	$479,321	$1,267,848

EXPENSES:
Brokerage and custodial fees	21,290,956	28,844,315
Administrative expenses	1,040,924	1,124,296
Custody fees and other expenses	72,622	80,577
Management fees	320,795	238,074
Total expenses	22,725,297	30,287,262

NET INVESTMENT LOSS	(22,245,976)	(29,019,414)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(11,736,020)	13,408,346
Foreign exchange translation	242,671	116,203
Net change in unrealized:
Futures and forward currency contracts	(25,014,611)	(39,229,754)
Foreign exchange translation	51,413	(129,569)
Net gains (losses) from U.S. Treasury notes:
Realized	(39,627)	38,951
Net change in unrealized	(61,874)	53,410
TOTAL NET REALIZED AND UNREALIZED LOSSES	(36,558,048)	(25,742,413)

NET LOSS	(58,804,024)	(54,761,827)
LESS PROFIT SHARE TO MANAGING OWNER	-	1,385
NET LOSS AFTER PROFIT SHARE TO MANAGING OWNER	$(58,804,024)	$(54,763,212)

NET LOSS AFTER PROFIT SHARE TO MANAGING OWNER PER UNIT OUTSTANDING
Series 1 Unitholders	$(98.55)	$(83.52)
Series 2 Unitholders	$(79.73)	$(58.52)
Series 3 Unitholders	$(78.56)	$(57.10)
Series 4 Unitholders	$(68.71)	$(42.73)

See notes to financial statements	(Concluded)

Global Macro Trust

Statements of Changes in Trust Capital (UNAUDITED)

For the six months ended June 30, 2012:

									New Profit
	Series 1 Unitholders		Series 2 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Trust capital at January 1, 2012	$709,737,394	603,996.596	$240,698	190.737	$32,771,232	25,863.120	$793,127	606.787	$-	-	$9,644,943	8,207.970	$753,187,394	638,865.210
Subscriptions	14,109,503	12,538.573	75,000	63.612	3,374,447	2,757.669	859,725	666.067	-	-	-	-	18,418,675	16,025.921
Redemptions	(126,781,516)	(114,821.534)	(13,898)	(11.397)	(3,266,735)	(2,695.319)	(26,074)	(21.231)	-	-	-	-	(130,088,223)	(117,549.481)
Addt'l units allocated *	-	762.534	-	-	-	-	-	-	-	-	-	280.137	-	1,042.671
Net loss	(56,140,141)	-	(14,579)	-	(2,065,504)	-	(76,792)	-	-	-	(507,008)	-	(58,804,024)	-
June 30, 2012	$540,925,240	502,476.169	$287,221	242.952	$30,813,440	25,925.470	$1,549,986	1,251.623	$-	-	$9,137,935	8,488.107	$582,713,822	538,384.321

Net asset value per unit outstanding at June 30, 2012:	$1,076.52		$1,182.21		$1,188.54		$1,238.38

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and the Managing Owner	(Continued)

Global Macro Trust

Statements of Changes in Trust Capital (UNAUDITED)

For the six months ended June 30, 2011:

									New Profit
	Series 1 Unitholders		Series 2 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Trust capital at January 1, 2011	$867,646,692	660,222.516	$101,957	75.492	$14,178,784	10,481.102	$75,449	55.233	$-	-	$10,922,729	8,311.477	$892,925,611	679,145.820
Subscriptions	22,923,456	17,406.908	174,000	129.138	14,819,080	10,903.738	657,876	482.579	-	-	-	-	38,574,412	28,922.363
Redemptions	(47,064,834)	(36,249.573)	(9,137)	(7.072)	(399,680)	(292.899)	-	-	-	-	-	-	(47,473,651)	(36,549.544)
Addt'l units allocated *	-	870.674	-	-	-	-	-	-	-	0.014	-	286.159	-	1,156.847
Net loss	(53,118,849)	-	(11,568)	-	(1,269,368)	-	(21,648)	-	(111)	-	(341,668)		(54,763,212)	-
Managing Owner's allocation:
New Profit-Accrued	-	-	-	-	-	-	-	-	1,385	1.021	-	-	1,385	1.021
Trust capital at
June 30, 2011	$790,386,465	642,250.525	$255,252	197.558	$27,328,816	21,091.941	$711,677	537.812	$1,274	1.035	$10,581,061	8,597.636	$829,264,545	672,676.507

Net asset value per unit outstanding at June 30, 2011:	$1,230.65		$1,292.04		$1,295.70		$1,323.28

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and the Managing Owner

See notes to financial statements	(Concluded)

Global Macro Trust

Statements of Financial Highlights (UNAUDITED)

For the three months ended June 30	2012				2011
	Series 1	Series 2	Series 3	Series 4	Series 1	Series 2	Series 3	Series 4

Net loss from operations:
Net investment loss	$(19.11)	$(9.09)	$(7.59)	$(1.61)	$(21.95)	$(8.40)	$(7.55)	$(0.76)
Net realized and unrealized gains (losses) on trading of futures and forward currency contracts	9.86	11.98	11.33	11.63	(29.48)	(31.51)	(31.72)	(31.33)
Net gains from U.S. Treasury obligations	0.18	0.30	0.22	0.26	0.24	0.19	0.28	0.27
Profit share allocated to Managing Owner	0.00	0.00	0.00	0.00	0.00	0.00	(0.06)	0.00
Net gain (loss) per unit	$(9.07)	$3.19	$3.96	$10.28	$(51.19)	$(39.72)	$(39.05)	$(31.82)

Net asset value per unit, beginning of period	1,085.59	1,179.02	1,184.58	1,228.10	1,281.84	$1,331.76	$1,334.75	$1,355.10

Net asset value per unit, end of period	$1,076.52	$1,182.21	$1,188.54	$1,238.38	$1,230.65	$1,292.04	$1,295.70	$1,323.28

Total return and ratios for the three months ended June 30:	2012				2011
	Series 1	Series 2	Series 3	Series 4	Series 1	Series 2	Series 3	Series 4

RATIOS TO AVERAGE CAPITAL:

Net investment loss (a)	(6.96)%	(2.77)%	(2.51)%	(0.51)%	(6.77)%	(2.50)%	(2.23)%	(0.22)%

Total expenses (a)	7.09%	2.90%	2.65%	0.64%	7.03%	2.76%	2.49%	0.48%
Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.00	0.01	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	7.09%	2.90%	2.65%	0.64%	7.03%	2.76%	2.50%	0.48%

Total return before profit share allocation (b)	(0.84)%	0.27%	0.33%	0.84%	(3.99)%	(2.98)%	(2.92)%	(2.35)%
Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.00	0.01	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	(0.84)%	0.27%	0.33%	0.84%	(3.99)%	(2.98)%	(2.93)%	(2.35)%

(a) annualized
(b) not annualized	(Continued)

Global Macro Trust

Statements of Financial Highlights (UNAUDITED)

For the six months ended June 30	2012				2011
	Series 1	Series 2	Series 3	Series 4	Series 1	Series 2	Series 3	Series 4

Net loss from operations:
Net investment loss	$(38.43)	$(16.42)	$(14.95)	$(2.97)	$(43.78)	$(16.67)	$(15.01)	$(1.48)
Net realized and unrealized losses on trading of futures and forward currency contracts	(59.95)	(63.24)	(63.45)	(65.56)	(39.88)	(41.98)	(42.15)	(41.37)
Net gains (losses) from U.S. Treasury obligations	(0.17)	(0.07)	(0.16)	(0.18)	0.14	0.13	0.14	0.12
Profit share allocated to Managing Owner	0.00	0.00	0.00	0.00	0.00	0.00	(0.08)	0.00
Net loss per unit	$(98.55)	$(79.73)	$(78.56)	$(68.71)	$(83.52)	$(58.52)	$(57.10)	$(42.73)

Net asset value per unit, beginning of period	1,175.07	1,261.94	1,267.10	1,307.09	1,314.17	1,350.56	1,352.80	1,366.01

Net asset value per unit, end of period	$1,076.52	$1,182.21	$1,188.54	$1,238.38	$1,230.65	$1,292.04	$1,295.70	$1,323.28

Total return and ratios for the six months ended June 30:	2012				2011
	Series 1	Series 2	Series 3	Series 4	Series 1	Series 2	Series 3	Series 4

RATIOS TO AVERAGE CAPITAL:

Net investment loss (a)	(6.94)%	(2.73)%	(2.47)%	(0.47)%	(6.74)%	(2.49)%	(2.23)%	(0.21)%

Total expenses (a)	7.08%	2.87%	2.61%	0.61%	7.03%	2.76%	2.51%	0.50%
Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.00	0.01	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	7.08%	2.87%	2.61%	0.61%	7.03%	2.76%	2.52%	0.50%

Total return before profit share allocation (b)	(8.39)%	(6.32)%	(6.20)%	(5.26)%	(6.36)%	(4.33)%	(4.21)%	(3.13)%
Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.00	0.01	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	(8.39)%	(6.32)%	(6.20)%	(5.26)%	(6.36)%	(4.33)%	(4.22)%	(3.13)%

(a) annualized

(b) not annualized

See notes to financial statements	(Concluded)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Global Macro Trust’s (the “Trust”) financial condition at June 30, 2012 and December 31, 2011 and the results of its operations for the three and six months ended June 30, 2012 and 2011 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2011. The December 31, 2011 information has been derived from the audited financial statements as of December 31, 2011.

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

During the three and six months ended June 30, 2012 and 2011, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Trust’s investments by hierarchical level as of June 30, 2012 and December 31, 2011 in valuing the Trust’s investments at fair value. At June 30, 2012 and December 31, 2011, the Trust held no assets or liabilities classified in Level 3.

Financial Assets at Fair Value as of June 30, 2012

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$586,626,408	$-	$586,626,408
Short-term money market fund*	13,825,738	-	13,825,738
Exchange-traded futures contracts
Energies	(4,746,998)	-	(4,746,998)
Grains	(18)	-	(18)
Interest rates	(2,315,308)	-	(2,315,308)
Livestock	(338,200)	-	(338,200)
Metals	829,021	-	829,021
Softs	(1,868,957)	-	(1,868,957)
Stock indices	(697,685)	-	(697,685)

Total exchange-traded futures contracts	(9,138,145)	-	(9,138,145)

Over-the-counter forward currency contracts	-	(3,899,361)	(3,899,361)

Total futures and forward currency contracts (2)	(9,138,145)	(3,899,361)	(13,037,506)

Total financial assets at fair value	$591,314,001	$(3,899,361)	$587,414,640

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in brokers' trading accounts as collateral			$88,363,577
Investments in U.S. Treasury notes held in custody			498,262,831
Total investments in U.S. Treasury notes			$586,626,408

(2)
Net unrealized appreciation on futures and forward currency contracts			$1,217,347
Net unrealized depreciation on futures and forward currency contracts			(14,254,853)
Total unrealized depreciation on futures and forward currency contracts			$(13,037,506)

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial Assets at Fair Value as of December 31, 2011

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$715,128,486	$-	$715,128,486
Short-term money market fund*	42,244,442	-	42,244,442
Exchange-traded futures contracts
Energies	1,259,549	-	1,259,549
Grains	(1,611,884)	-	(1,611,884)
Interest rates	8,374,610	-	8,374,610
Livestock	(24,710)	-	(24,710)
Metals	(704,941)	-	(704,941)
Softs	1,000,821	-	1,000,821
Stock indices	(684,905)	-	(684,905)

Total exchange-traded futures contracts	7,608,540	-	7,608,540

Over-the-counter forward currency contracts	-	4,368,565	4,368,565

Total futures and forward currency contracts (2)	7,608,540	4,368,565	11,977,105

Total financial assets at fair value	$764,981,468	$4,368,565	$769,350,033

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in brokers' trading accounts as collateral			$81,045,824
Investments in U.S. Treasury notes held in custody			634,082,662
Total investments in U.S. Treasury notes			$715,128,486

(2)
Net unrealized appreciation on futures and forward currency contracts			$12,894,380
Net unrealized depreciation on futures and forward currency contracts			(917,275)
Total unrealized appreciation on futures and forward currency contracts			$11,977,105

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

The Trust engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Trust at June 30, 2012, by market sector:

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

See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional derivative-related information.

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at June 30, 2012 and December 31, 2011. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at June 30, 2012

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Energies	$1,943,380	$-	$-	$(6,690,378)	(4,746,998)
Grains	745,115	(117,637)	-	(627,496)	(18)
Interest rates	2,815,856	(5,131,164)	-	-	(2,315,308)
Livestock	-	-	-	(338,200)	(338,200)
Metals	122,122	(91,963)	1,713,171	(914,309)	829,021
Softs	-	-	-	(1,868,957)	(1,868,957)
Stock indices	1,133,646	(491,601)	426,214	(1,765,944)	(697,685)
Total futures contracts:	6,760,119	(5,832,365)	2,139,385	(12,205,284)	(9,138,145)

Forward currency contracts	4,540,996	(1,576,296)	3,919,853	(10,783,914)	(3,899,361)

Total futures and forward currency contracts	$11,301,115	$(7,408,661)	$6,059,238	$(22,989,198)	$(13,037,506)

Fair Value of Futures and Forward Currency Contracts at December 31, 2011

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$20,943	$(338,884)	$1,602,200	$(24,710)	$1,259,549
Grains	740,413	-	-	(2,352,297)	(1,611,884)
Interest rates	8,941,748	(490,379)	15,566	(92,325)	8,374,610
Livestock	-	-	43,060	(67,770)	(24,710)
Metals	184,553	(1,266,925)	1,913,004	(1,535,573)	(704,941)
Softs	6,843	(413,145)	1,560,188	(153,065)	1,000,821
Stock indices	-	(36,565)	968,194	(1,616,534)	(684,905)
Total futures contracts	9,894,500	(2,545,898)	6,102,212	(5,842,274)	7,608,540

Forward currency contracts	2,688,904	(3,722,609)	8,706,240	(3,303,970)	4,368,565

Total futures and forward currency contracts	$12,583,404	$(6,268,507)	$14,808,452	$(9,146,244)	$11,977,105

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three and six months ended June 30, 2012 and 2011 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below:

Trading gains (losses) of futures and forward currency contracts for the three and six months ended June 30, 2012 and 2011

	Three months ended:	Three months ended:	Six months ended:	Six months ended:
Sector	June 30 2012	June 30 2011	June 30 2012	June 30 2011
Futures contracts:
Energies	$(10,079,179)	$(14,098,596)	$333,378	$10,415,153
Grains	(4,624,969)	(3,932,090)	(9,058,633)	(7,215,000)
Interest rates	26,954,609	15,561,189	11,375,398	4,825,775
Livestock	(488,670)	(2,395,220)	(620,740)	(1,437,540)
Metals	1,713,118	(6,233,919)	(5,579,168)	(3,071,793)
Softs	1,979,273	(2,718,878)	4,098,800	(715,311)
Stock indices	(10,895,242)	(21,584,966)	(20,119,920)	(41,264,849)
Total futures contracts	4,558,940	(35,402,480)	(19,570,885)	(38,463,565)

Forward currency contracts	2,597,811	16,029,524	(17,179,746)	12,642,157

Total futures and forward currency contracts	$7,156,751	$(19,372,956)	$(36,750,631)	$(25,821,408)

The following table presents average notional value by sector in U.S. dollars of open futures and forward currency contracts for the six months ended June 30, 2012 and 2011. The Trust’s average net asset value for the six months ended June 30, 2012 and 2011 was approximately $672,000,000 and $888,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the six months ended June 30, 2012 and 2011

	2012		2011
Sector	Long positions	Short positions	Long positions	Short positions
Futures contracts:
Energies	$75,073,397	$81,685,804	$165,724,389	$52,192,880
Grains	22,796,930	27,467,738	80,422,281	24,689,483
Interest rates	1,374,647,922	16,063,904	857,679,682	89,243,471
Livestock	-	7,278,053	9,879,907	4,804,433
Metals	20,764,498	72,270,291	128,621,906	12,793,673
Softs	4,771,760	29,542,745	26,408,172	2,494,686
Stock indices	89,596,690	106,977,056	403,107,887	25,568,086
Total futures contracts	1,587,651,197	341,285,591	1,671,844,224	211,786,712

Forward currency contracts	277,298,372	455,447,529	1,071,091,256	208,869,341

Total futures and forward currency contracts	$1,864,949,569	$796,733,120	$2,742,935,480	$420,656,053

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at June 30, 2012 and 2011. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the Managing Owner believes it is a more meaningful representation of notional values of the Trust’s open interest rate positions.

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

A significant portion of the Trust’s forward currency trading activities are cleared by Barclays Bank PLC (“BB”), Deutsche Bank AG (“DB”) and Morgan Stanley & Co. LLC (“MS”). The Trust began trading at BB on June 2, 2011. The Trust’s concentration of credit risk associated with BB, DB or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition, plus the value of margin or collateral held by BB, DB and MS. The amount of such credit risk was $40,186,261 and $32,236,730 at June 30, 2012 and December 31, 2011, respectively.

5. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and six months ended June 30, 2012 and 2011. Profit share earned (from Unitholders' redemptions) is credited to the New Profit Memo Account as defined in the Trust’s Declaration of Trust and Trust Agreement (the “Trust Agreement”).

	Three months ended:
	June 30, 2012	June 30, 2011
Profit share earned	$-	$1,032
Reversal of profit share (1)	-	-
Profit share accrued (2)	-	-
Total profit share	$-	$1,032

	Six months ended:
	June 30, 2012	June 30, 2011
Profit share earned	$-	$1,385
Profit share accrued (2)	-	-
Total profit share	$-	$1,385

(1)	At April 1
(2)	At June 30

6. RELATED PARTY TRANSACTIONS

The Trust pays all routine expenses, such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee's fees, the charges of an outside accounting services agency and the expenses of updating the Trust's Prospectus), as well as extraordinary costs. At June 30, 2012 and December 31, 2011, the Managing Owner is owed $295,218 and $137,195, respectively, from the Trust in connection with such expenses it has paid on the Trust's behalf (and is included in "Due to Managing Owner" in the Statements of Financial Condition).

Series 1 Unitholders who redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the Managing Owner. At June 30, 2012 and December 31, 2011, $7,038 and $801, respectively, was owed to the Managing Owner (and is included in "Due to Managing Owner" in the Statements of Financial Condition).

7. FINANCIAL HIGHLIGHTS

Per unit operating performance for Series 1, Series 2, Series 3 and Series 4 Units is calculated based on Unitholders’ Trust capital for each Series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of Units during the period. Weighted average number of Units for each Series is detailed below:

	Three months ending June 30,		Six months ending June 30,
	2012	2011	2012	2011	Date of initial issuance
Series 1	538,868.433	652,995.800	567,923.059	656,600.675	July 23, 2001
Series 2	244.148	142.484	214.918	120.207	April 1, 2010
Series 3	26,285.839	20,059.898	26,257.164	17,455.020	September 1, 2009
Series 4	1,244.485	531.045	1,186.523	497.020	November 1, 2010

8. BROKERAGE AND CUSTODIAL FEES

For the three and six months ended June 30, 2012 and 2011, brokerage and custodial fees were as follows:

	Three months ending June 30,		Six months ending June 30,
	2012	2011	2012	2011
Brokerage fees	$10,012,903	$14,326,967	$21,290,632	$28,844,113
Custodial fees	184	120	324	202
Total	$10,013,087	$14,327,087	$21,290,956	$28,844,315

During the three and six months ended June 30, 2012, amounts paid to selling agents exceeded 9.5% of the gross offering proceeds of the Series 1 Units sold. As a result, the amounts that otherwise would be paid to selling agents for that Series 1 Unit were instead rebated to the Trust for the benefit of all holders of Series 1 Units. The total amounts rebated to the Trust for the three and six months ended June 30, 2012, $4,829 and $5,155, respectively, were included in “Brokerage and custodial fees” in the Statements of Operations. No amount was rebated to the Trust during the six months ended June 30, 2011.

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

The Managing Owner has procedures in place to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. These procedures primarily focus on: (1) real time monitoring of open positions; (2) diversifying positions among various markets; (3) limiting the assets committed as margin or collateral, generally within a range of 5% to 35% of an account’s net assets though the amount may at any time be higher; (4) prohibiting pyramiding – that is, using unrealized profits in a particular market as margin for additional positions in the same market; and (5) changing the equity utilized for trading by an account solely on a controlled periodic basis not automatically due to an increase in equity from trading profits. The Managing Owner attempts to control credit risk by causing the Trust to deal exclusively with large, well-capitalized financial institutions as brokers and counterparties.

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

During its operations for the three and six months ended June 30, 2012, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

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

Periods ended June 30, 2012

Month Ending:	Total Trust Capital

June 30, 2012	$582,713,822
March 31, 2012	650,060,714
December 31, 2011	753,187,394

	Three Months	Six Months
Change in Trust Capital	$(67,346,892)	$(170,473,572)
Percent Change	(10.36)%	(22.63)%

THREE MONTHS ENDED JUNE 30, 2012

The decrease in the Trust’s net assets of $67,346,892 for the three months ended June 30, 2012 was attributable to net loss (before profit share) of $3,065,049 and redemptions of $71,479,806 and was partially offset by subscriptions of $7,197,963.

Brokerage and custodial fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.  Brokerage and custodial fees for the three months ended June 30, 2012 decreased $4,314,000 relative to the corresponding period in 2011 due to a decrease in the Trust’s net assets.

Administrative expenses for the three months ended June 30, 2012 decreased $53,314 relative to the corresponding period in 2011. The decrease was due mainly to a decrease in the Trust's net assets during the three months ended June 30, 2012 relative to the corresponding period.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian.  Interest income for the three months ended June 30, 2012 decreased $363,121 relative to the corresponding period in 2011. This decrease was due predominantly to a decrease in short-term Treasury yields in addition to a decrease in average net assets.

The Trust experienced net realized and unrealized gains of $7,438,771 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage and custodial fees of $10,013,087, administrative expenses of $508,867, custody fees and other expenses of $34,006 and management fees of $160,347 were incurred. Interest income of $212,487 partially offset the Trust's expenses resulting in a net loss of $3,065,049. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	0.37%
Energies	(1.60)%
Grains	(0.75)%
Interest rates	4.16%
Livestock	(0.09)%
Metals	0.26%
Softs	0.30%
Stock indices	(1.73)%
Trading gain	0.92%

SIX MONTHS ENDED JUNE 30, 2012

The decrease in the Trust’s net assets of $170,473,572 for the six months ended June 30, 2012 was attributable to net loss (before profit share) of $58,804,024 and redemptions of $130,088,223 and was partially offset by subscriptions of $18,418,675.

Brokerage and custodial fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.  Brokerage and custodial fees for the six months ended June 30, 2012 decreased $7,553,359 relative to the corresponding period in 2011 due to a decrease in the Trust’s net assets.

Administrative expenses for the six months ended June 30, 2012 decreased $83,372 relative to the corresponding period in 2011. The decrease was due mainly to a decrease in the Trust's net assets during the six months ended June 30, 2012 relative to the corresponding period.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian.  Interest income for the six months ended June 30, 2012 decreased $788,527 relative to the corresponding period in 2011. This decrease was due predominantly to a decrease in short-term Treasury yields in addition to a decrease in average net assets.

The Trust experienced net realized and unrealized losses of $36,558,048 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage and custodial fees of $21,290,956, administrative expenses of $1,040,924, custody fees and other expenses of $72,622 and management fees of $320,795 were incurred. Interest income of $479,321 partially offset the Trust's expenses resulting in a net loss of $58,804,024. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	(2.35)%
Energies	(0.18)%
Grains	(1.34)%
Interest rates	1.85%
Livestock	(0.08)%
Metals	(0.68)%
Softs	0.62%
Stock indices	(2.89)%
Trading loss	(5.05)%

MANAGEMENT DISCUSSION – 2012

Three months ended June 30, 2012

The Trust was marginally negative net of fees and expenses during the quarter as gains from trading over the first eighty-nine calendar days of the period were erased on the final trading day of June following a surprise announcement from the latest European Union (“E.U.”) economic summit. Gains from interest rate futures trading and, to a lesser extent, from trading non-U.S. dollar cross rates and metal and soft commodity futures were offset by losses from trading stock index, energy and grain futures.

The global recovery, which was not very robust to begin with, displayed signs of additional weakness throughout the April-June period. Banking and sovereign stresses in the Eurozone, highlighted by two Greek elections in two months, increased. Growth in a number of emerging market economies—China, Brazil and India, for example—disappointed. In the U.S., economic activity decelerated during the first half of the year so that second quarter growth is now expected to register less than 2%. These forces had led to gains on long interest rate positions, long dollar positions and short energy, metals and soft commodity positions. Then, on June 29, E.U. leaders announced an agreement to moderate conditions on emergency loans to Spanish banks, ease borrowing costs for Spain and Italy, move toward direct recapitalization of European banks with bailout funds, discuss a full E.U. banking union with European Central Bank supervision, advance the fiscal union discussion and discuss a 120 billion Euro fund to promote growth. While most of these provisions were anticipatory and not hard facts, the timing of the news—on a Friday before a U.S. holiday on the last trading day of the month and quarter—triggered a strong, albeit ephemeral, response, resulting in a major appreciation of the Euro and other currencies versus the U.S. dollar, a selloff of safe harbor government debt and a strong rise in energy and metal prices. These market moves sent the Trust’s returns for the quarter from a sizable gain to roughly breakeven.

Despite some end of June giveback, the sizable demand for the safest investments drove higher the prices of German, U.S., British, Australian, Canadian and Japanese government note and bond futures, leading to sizable profits on long positions. Indeed the yields on German, U.S. and British ten year notes, among others, fell to post World War II record lows. Measures to ease monetary policy by Brazil, India, China and Australia pointed to growth concerns and further encouraged safe haven demand.

As the growth outlook deteriorated the prices of industrial metals fell and short positions were profitable. Gold and silver prices also fell and long positions generated losses and were closed and reversed to a small short trade.

Turning to soft commodities, short positions in cotton and coffee were profitable, while the loss on a long sugar trade offset those gains somewhat.

Short Euro trades versus the Australian dollar and Turkish lire were profitable, as was a long Australian trade against the Swiss franc. U.S. dollar currency trading was flat for the quarter, largely due to U.S. dollar selling in the wake of the June 29 news from Europe. For most of the quarter the U.S. dollar had risen and long U.S. dollar positions against the Euro, the currencies of India, Israel, Switzerland and to a lesser extent Brazil, Norway, Sweden and the Czech Republic were profitable. Meanwhile, losses were suffered trading the dollar vis-à-vis the British pound, Japanese yen, Canadian dollar, South African rand and a number of other high yield and emerging market currencies.

Energy prices fell against the background of weakening growth and a stronger U.S. dollar, and long positions in crude and crude products produced losses and in most cases were closed or reversed. Those short energy positions sustained losses during the June 29 rally. Natural gas trading was marginally negative.

Equity futures prices weakened as first quarter optimism dissipated. Long positions in U.S., Japanese, British, German and Dutch equity futures produced losses. Short positions in Spanish and Canadian equity futures generated smaller profits.

Grain prices were quite volatile during the quarter, generally declining through May as crop prospects were encouraging, and then soaring during June as drought struck the U.S. Midwest. Consequently, trading of corn, soybeans and wheat produced losses that outdistanced a small gain from trading soybean meal.

Three months ended March 31, 2012

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

Whether from a reduced need for safety because of an improving economic outlook, particularly in the U.S., from an increased worry about inflation, from a renewed concern about government debt levels or from a reduced likelihood of a third round of quantitative easing from the Federal Reserve, interest rates rose and long positions in U.S., Australian, Canadian, British and Japanese note and bond futures produced losses.

A first quarter rally in equity markets was rather widespread as market participants responded favorably to an apparent improvement in the global economic outlook, particularly in the U.S. and to progress by the E.U. toward resolving their sovereign debt crisis. Long positions in U.S. equity futures were profitable, as was a short CBOE VIX trade that also benefitted from rising equity markets. However, short positions in numerous European and Asian equity indices, especially Japan, China, Hong Kong and Germany, produced even bigger losses.

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

Energy prices were up on the roiling violence in the Middle East and North Africa, a better economic growth outlook and supply drawdowns. Long positions in crude, heating oil, London gasoil, and RBOB gasoline were profitable.

Contrary to some expectations, the QE2 failed to keep interest rates low. With market participants worried about massive government borrowing requirements and future inflation, there was a substantial uptick in rates and moderate losses were sustained on long interest rate futures positions.

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

CONTRACTUAL OBLIGATIONS

The Trust does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Trust’s sole business is trading futures and forward contracts, both long (contracts to buy) and short (contacts to sell). The Trust may also engage in trading swaps. All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Trust for less than four months before being offset or rolled over into new contracts with similar maturities. The Trust’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Trust’s open futures and forward currency contracts, both long and short, at June 30, 2012.

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

The Trust's Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Trust's open positions by market category for the quarter ended June 30, 2012. During the six months ended June 30, 2012, the Trust's average total capitalization was approximately $650,000,000

Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Currencies	22.6	3.5%	24.6	20.6
Energies	8.5	1.3%	9.4	7.7
Grains	2.7	0.4%	3.1	2.4
Interest rates	21.7	3.3%	22.1	21.3
Livestock	0.3	0.1%	0.4	0.1
Metals	8.7	1.3%	11.2	6.2
Softs	2.4	0.4%	2.8	2.0
Stock indices	18.8	2.9%	23.6	14.0
Total	85.7	13.2%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the six months ended June 30, 2012. Average capitalization is the Trust's approximate capitalization at the end of the six months ended June 30, 2012. Dollar amounts represent millions of dollars.

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

ITEM 4. CONTROLS AND PROCEDURES

The Managing Owner, with the participation of its Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Trust as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the Managing Owner’s internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Managing Owner’s internal control over financial reporting with respect to the Trust.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There are no material changes from risk factors as previously disclosed in Form 10-K, filed March 30, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS

(a)	There have been no sales of unregistered securities of the Trust during the three months ended June 30, 2012.

(c)	Pursuant to the Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding and Units are not reissued once redeemed.

The following table summarizes the redemptions by Unitholders during the three months ended June 30, 2012.

	Series 1		Series 2		Series 3		Series 4
Date of Redemption	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit

April 30, 2012	26,229.790	$1,096.93	3.806	$1,195.82	911.030	$1,201.72	21.231	$1,247.94
May 31, 2012	23,783.948	1,118.53	-	1,223.89	316.274	1,230.18	-	1,279.64
June 30, 2012	13,184.395	1,076.52	-	1,182.21	333.801	1,188.54	-	1,238.38
Total	63,198.133		3.806		1,561.105		21.231

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

Date: August 13, 2012
/s/Tod A. Tanis
Tod A. Tanis
Vice-President
(Principal Accounting Officer)

