Form 10-Q
period 2012-09-30
GLOBAL MACRO TRUST
filed 2012-11-13
CIK 1145765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:  September 30, 2012

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

Yes ☐          No ☒

PART 1. FINANANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Global Macro Trust

Financial statements

For the three and nine months ended September 30, 2012 and 2011 (Unaudited)

(a) At September 30, 2012 (unaudited) and December 31, 2011

(b) For the three and nine months ended September 30, 2012 and 2011 (Unaudited)

(c) For the nine months ended September 30, 2012 and 2011 (Unaudited)

Global Macro Trust
Statements of Financial Condition (UNAUDITED)

	September 30	December 31
	2012	2011
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes – at fair value
(amortized cost $89,035,888 and $81,041,000)	$89,045,408	$81,045,824
Net unrealized appreciation on open futures and
forward currency contracts	3,356,525	12,894,380
Due from brokers	13,200,987	6,913,738
Cash denominated in foreign currencies (cost $5,003,732
and $1,754,566)	5,065,536	1,719,017
Total equity in trading accounts	110,668,456	102,572,959

INVESTMENTS IN U.S. TREASURY NOTES – at fair value
(amortized cost $426,967,693 and $634,052,301)	427,021,200	634,082,662
CASH AND CASH EQUIVALENTS	14,379,056	42,348,737
ACCRUED INTEREST RECEIVABLE	999,160	3,339,577
TOTAL	$553,067,872	$782,343,935

LIABILITIES AND TRUST CAPITAL
LIABILITIES:
Subscriptions by Unitholders received in advance	$3,867,804	$3,164,450
Net unrealized depreciation on open futures and forward currency contracts	12,129,585	917,275
Due to Managing Owner	182,739	137,996
Accrued brokerage and custodial fees	2,713,869	4,005,466
Accrued management fees	53,163	57,276
Redemptions payable to Unitholders	15,509,864	17,618,625
Redemption payable to Managing Owner	-	1,259
Accrued expenses	184,349	180,897
Cash denominated in foreign currencies (cost $0 and -$2,107,152)	-	2,122,063
Due to brokers	-	951,234
Total liabilities	34,641,373	29,156,541

TRUST CAPITAL:
Managing Owner interest (8,630.973 and 8,207.970 units outstanding)	9,188,490	9,644,943
Series 1 Unitholders (448,137.845 and 603,996.596 units outstanding)	477,068,327	709,737,394
Series 2 Unitholders (242.952 and 190.737 units outstanding)	287,189	240,698
Series 3 Unitholders (25,451.722 and 25,863.120 units outstanding)	30,265,887	32,771,232
Series 4 Unitholders (1,298.236 and 606.787 units outstanding)	1,616,606	793,127
Total trust capital	518,426,499	753,187,394

TOTAL:	$553,067,872	$782,343,935

NET ASSET VALUE PER UNIT OUTSTANDING:
Series 1 Unitholders	$1,064.56	$1,175.07
Series 2 Unitholders	$1,182.08	$1,261.94
Series 3 Unitholders	$1,189.15	$1,267.10
Series 4 Unitholders	$1,245.23	$1,307.09

See notes to financial statements

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
September 30, 2012

	Net Unrealized
	Appreciation/
	(Depreciation)	Net Unrealized
	as a % of	Appreciation/
FUTURES AND FORWARD CURRENCY CONTRACTS	Trust Capital	(Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	(0.86)%	$(4,431,540)
Grains	0.10	519,385
Interest rates:
2 Year U.S. Treasury Note (3,067 contracts, settlement date December 2012)	0.06	307,311
5 Year U.S. Treasury Note (1,480 contracts, settlement date December 2012)	0.10	520,579
10 Year U.S. Treasury Note (484 contracts, settlement date December 2012)	0.05	281,734
30 Year U.S. Treasury Bond (100 contracts, settlement date December 2012)	0.02	95,875
Other interest rates	0.94	4,867,103
Total interest rates	1.17	6,072,602

Metals	0.87	4,527,661
Softs	(0.00)	(6,560)
Stock indices	(0.82)	(4,257,820)
Total long futures contracts	0.46	2,423,728

Short futures contracts:
Energies	0.80	4,168,165
Grains	0.03	133,774
Interest rates	(0.01)	(69,293)
Livestock	(0.02)	(93,560)
Metals	(1.97)	(10,215,962)
Softs	0.01	26,983
Stock indices	0.01	65,880
Total short futures contracts	(1.15)	(5,984,013)
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	(0.69)	(3,560,285)

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	0.53	2,762,874
Total short forward currency contracts	(1.53)	(7,975,649)
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS-Net	(1.00)	(5,212,775)

TOTAL	(1.69)%	$(8,773,060)

(Continued)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
September 30, 2012

U.S. Treasury Notes

		Fair Value
		as a % of
Face Amount	Description	Trust Capital	Fair Value

$50,710,000	U.S. Treasury notes, 0.500%, 11/30/2012	9.79%	$50,743,675
149,850,000	U.S. Treasury notes, 0.625%, 02/28/2013	28.96	150,157,310
146,530,000	U.S. Treasury notes, 3.375%, 07/31/2013	29.01	150,422,203
164,840,000	U.S. Treasury notes, 0.125%, 09/30/2013	31.78	164,743,420
	Total investments in U.S. Treasury notes
	(amortized cost $516,003,581)	99.54%	$516,066,608

See notes to financial statements	(Concluded)

Global Macro Trust

Condensed Schedule of Investments

December 31, 2011

	Net Unrealized
	Appreciation/
	(Depreciation)	Net Unrealized
	as a % of	Appreciation/
FUTURES AND FORWARD CURRENCY CONTRACTS	Trust Capital	(Depreciation)
FUTURES CONTRACTS
Long futures contracts:

Energies	(0.04)%	$(317,941)
Grains	0.10	740,413
Interest rates:
2 Year U.S. Treasury Note (2,581 contracts, settlement date March 2012)	0.05	416,798
5 Year U.S. Treasury Note (2,385 contracts, settlement date March 2012)	0.09	647,000
10 Year U.S. Treasury Note (1,128 contracts, settlement date March 2012)	0.09	679,344
30 Year U.S. Treasury Bond (279 contracts, settlement date March 2012)	0.03	213,719
Other interest rates	0.86	6,494,508
Total interest rates	1.12	8,451,369

Metals	(0.15)	(1,082,372)
Softs	(0.05)	(406,302)
Stock indices	(0.00)	(36,565)
Total long futures contracts	0.98	7,348,602
Short futures contracts:
Energies	0.21	1,577,490
Grains	(0.31)	(2,352,297)
Interest rates	(0.01)	(76,759)
Livestock	(0.00)	(24,710)
Metals	0.05	377,431
Softs	0.18	1,407,123
Stock indices	(0.09)	(648,340)
Total short futures contracts	0.03	259,938
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	1.01	7,608,540
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.14)	(1,033,705)
Total short forward currency contracts	0.72	5,402,270
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS-Net	0.58	4,368,565

TOTAL	1.59%	$11,977,105

(Continued)

Global Macro Trust

Condensed Schedule of Investments

December 31, 2011

U.S. Treasury Notes

		Fair Value
		as a % of
Face Amount	Description	Trust Capital	Fair Value

$215,950,000	U.S. Treasury notes, 0.875%, 02/29/2012	28.71%	$216,236,809
218,390,000	U.S. Treasury notes, 0.375%, 08/31/2012	29.05	218,782,420
222,440,000	U.S. Treasury notes, 4.250%, 09/30/2012	30.44	229,234,847
50,710,000	U.S. Treasury notes, 0.500%, 11/30/2012	6.75	50,874,410
	Total investments in U.S. Treasury notes
	(amortized cost $715,093,301)	94.95%	$715,128,486

See notes to financial statements	(Concluded)

Global Macro Trust
Statements of Operations (UNAUDITED)

	For the three months ended
	September 30	September 30
	2012	2011
INVESTMENT INCOME:
Interest income	$176,744	$448,040

EXPENSES:
Brokerage and custodial fees	8,924,266	13,573,067
Administrative expenses	489,012	556,114
Custody fees and other expenses	28,293	41,159
Management fees	162,284	164,840
Total expenses	9,603,855	14,335,180

NET INVESTMENT LOSS	(9,427,111)	(13,887,140)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	1,498,842	27,373,746
Foreign exchange translation	(196,650)	162,169
Net change in unrealized:
Futures and forward currency contracts	4,264,446	(18,793,138)
Foreign exchange translation	60,851	(255,785)
Net gains (losses) from U.S. Treasury notes:
Realized	(10,011)	-
Net change in unrealized	89,716	(331,128)
TOTAL NET REALIZED AND UNREALIZED GAINS	5,707,194	8,155,864

NET LOSS	(3,719,917)	(5,731,276)
LESS PROFIT SHARE TO MANAGING OWNER	-	-
NET LOSS AFTER PROFIT SHARE TO MANAGING OWNER	$(3,719,917)	$(5,731,276)

NET GAIN (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER
PER UNIT OUTSTANDING
Series 1 Unitholders	$(11.96)	$(10.19)
Series 2 Unitholders	$(0.13)	$3.86
Series 3 Unitholders	$0.61	$4.69
Series 4 Unitholders	$6.85	$11.45

(Continued)

Global Macro Trust

Statements of Operations (UNAUDITED)

	For the nine months ended
	September 30	September 30
	2012	2011
INVESTMENT INCOME:
Interest income	$656,065	$1,715,888

EXPENSES:
Brokerage and custodial fees	30,215,222	42,417,382
Administrative expenses	1,529,936	1,680,410
Custody fees and other expenses	100,915	121,736
Management fees	483,079	402,914
Total expenses	32,329,152	44,622,442

NET INVESTMENT LOSS	(31,673,087)	(42,906,554)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(10,237,178)	40,782,092
Foreign exchange translation	46,021	278,372
Net change in unrealized:
Futures and forward currency contracts	(20,750,165)	(58,022,892)
Foreign exchange translation	112,264	(385,354)
Net gains (losses) from U.S. Treasury notes:
Realized	(49,638)	38,951
Net change in unrealized	27,842	(277,718)
TOTAL NET REALIZED AND UNREALIZED LOSSES	(30,850,854)	(17,586,549)

NET LOSS	(62,523,941)	(60,493,103)
LESS PROFIT SHARE TO MANAGING OWNER	-	1,385
NET LOSS AFTER PROFIT SHARE TO MANAGING OWNER	$(62,523,941)	$(60,494,488)

NET LOSS AFTER PROFIT SHARE TO MANAGING OWNER PER UNIT OUTSTANDING
Series 1 Unitholders	$(110.51)	$(93.71)
Series 2 Unitholders	$(79.86)	$(54.66)
Series 3 Unitholders	$(77.95)	$(52.41)
Series 4 Unitholders	$(61.86)	$(31.28)

See notes to financial statements	(Concluded)

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the nine months ended September 30, 2012:

									New Profit
	Series 1 Unitholders		Series 2 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Trust capital at
January 1, 2012	$709,737,394	603,996.596	$240,698	190.737	$32,771,232	25,863.120	$793,127	606.787	$-	-	$9,644,943	8,207.970	$753,187,394	638,865.210
Subscriptions	17,207,027	15,371.686	75,000	63.612	4,892,681	4,018.914	918,915	712.680	-	-	-	-	23,093,623	20,166.892
Redemptions	(189,932,898)	(172,293.030)	(13,898)	(11.397)	(5,357,707)	(4,430.312)	(26,074)	(21.231)	-	-	-	-	(195,330,577)	(176,755.970)
Addt'l units allocated *	-	1,062.593	-	-	-	-	-	-	-	-	-	423.003	-	1,485.596
Net loss	(59,943,196)	-	(14,611)	-	(2,040,319)	-	(69,362)	-	-	-	(456,453)	-	(62,523,941)	-
Trust capital at
September 30, 2012	$477,068,327	448,137.845	$287,189	242.952	$30,265,887	25,451.722	$1,616,606	1,298.236	$-	-	$9,188,490	8,630.973	$518,426,499	483,761.728

Net asset value per unit outstanding at September 30, 2012:	$1,064.56		$1,182.08		$1,189.15		$1,245.23

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and the Managing Owner

(Continued)

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the nine months ended September 30, 2011:

									New Profit
	Series 1 Unitholders		Series 2 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Trust capital at
January 1, 2011	$867,646,692	660,222.516	$101,957	75.492	$14,178,784	10,481.102	$75,449	55.233	$-	-	$10,922,729	8,311.477	$892,925,611	679,145.820
Subscriptions	33,778,541	26,038.953	184,000	136.584	21,069,917	15,656.061	687,401	504.386	-	-	-	-	55,719,859	42,335.984
Redemptions	(70,766,342)	(55,276.497)	(28,299)	(21.339)	(588,547)	(435.099)	-	-	-	-	-	-	(71,383,188)	(55,732.935)
Addt'l units allocated *	-	1,300.132	-	-	-	-	-	-	-	0.032	-	433.008	-	1,733.172
Net loss	(58,980,514)	-	(10,482)	-	(1,237,412)	-	(15,907)	-	(100)	-	(250,073)		(60,494,488)	-
Managing Owner's allocation:
New Profit-Accrued	-	-	-	-	-	-	-	-	1,385	1.021	-	-	1,385	1.021
Trust capital at
September 30, 2011	$771,678,377	632,285.104	$247,176	190.737	$33,422,742	25,702.064	$746,943	559.619	$1,285	1.053	$10,672,656	8,744.485	$816,769,179	667,483.062

Net asset value per unit outstanding at September 30, 2011:	$1,220.46		$1,295.90		$1,300.39		$1,334.73

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and the Managing Owner

See notes to financial statements	(Concluded)

Global Macro Trust
Statements of Financial Highlights (UNAUDITED)

For the three months ended September 30	2012				2011
	Series 1	Series 2	Series 3	Series 4	Series 1	Series 2	Series 3	Series 4

Net loss from operations:
Net investment loss	$(19.16)	$(7.73)	$(7.77)	$(1.77)	$(21.32)	$(8.41)	$(7.63)	$(1.03)
Net realized and unrealized losses on trading of futures and forward currency contracts	7.07	7.42	8.20	8.42	11.62	12.99	12.96	13.04
Net losses from U.S. Treasury obligations	0.13	0.18	0.18	0.20	(0.49)	(0.72)	(0.64)	(0.56)
Profit share allocated to Managing Owner	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Net loss per unit	$(11.96)	$(0.13)	$0.61	$6.85	$(10.19)	$3.86	$4.69	$11.45

Net asset value per unit, beginning of period	1,076.52	1,182.21	1,188.54	1,238.38	1,230.65	$1,292.04	$1,295.70	$1,323.28

Net asset value per unit, end of period	$1,064.56	$1,182.08	$1,189.15	$1,245.23	$1,220.46	$1,295.90	$1,300.39	$1,334.73

Total return and ratios for the three months ended September 30:	2012				2011
	Series 1	Series 2	Series 3	Series 4	Series 1	Series 2	Series 3	Series 4

RATIOS TO AVERAGE CAPITAL:

Net investment loss (a)	(7.00)%	(2.81)%	(2.56)%	(0.55)%	(6.82)%	(2.55)%	(2.30)%	(0.30)%

Total expenses (a)	7.12%	2.93%	2.68%	0.68%	7.03%	2.76%	2.51%	0.51%
Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	7.12%	2.93%	2.68%	0.68%	7.03%	2.76%	2.51%	0.51%

Total return before profit share allocation (b)	(1.11)%	(0.01)%	0.05%	0.55%	(0.83)%	0.30%	0.36%	0.87%
Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	(1.11)%	(0.01)%	0.05%	0.55%	(0.83)%	0.30%	0.36%	0.87%

(a) annualized
(b) not annualized

(Continued)

Global Macro Trust
Statements of Financial Highlights (UNAUDITED)

For the nine months ended September 30	2012				2011
	Series 1	Series 2	Series 3	Series 4	Series 1	Series 2	Series 3	Series 4

Net loss from operations:
Net investment loss	$(57.59)	$(24.92)	$(22.72)	$(4.74)	$(65.10)	$(25.08)	$(22.64)	$(2.51)
Net realized and unrealized losses on trading of futures and forward currency contracts	(52.88)	(55.06)	(55.25)	(57.14)	(28.26)	(28.99)	(29.19)	(28.33)
Net losses from U.S. Treasury obligations	(0.04)	0.12	0.02	0.02	(0.35)	(0.59)	(0.50)	(0.44)
Profit share allocated to Managing Owner	0.00	0.00	0.00	0.00	0.00	0.00	(0.08)	0.00
Net loss per unit	$(110.51)	$(79.86)	$(77.95)	$(61.86)	$(93.71)	$(54.66)	$(52.41)	$(31.28)

Net asset value per unit, beginning of period	1,175.07	1,261.94	1,267.10	1,307.09	1,314.17	1,350.56	1,352.80	1,366.01

Net asset value per unit, end of period	$1,064.56	$1,182.08	$1,189.15	$1,245.23	$1,220.46	$1,295.90	$1,300.39	$1,334.73

Total return and ratios for the nine months ended September 30:	2012				2011
	Series 1	Series 2	Series 3	Series 4	Series 1	Series 2	Series 3	Series 4

RATIOS TO AVERAGE CAPITAL:

Net investment loss (a)	(6.95)%	(2.76)%	(2.50)%	(0.50)%	(6.77)%	(2.51)%	(2.26)%	(0.24)%

Total expenses (a)	7.09%	2.89%	2.64%	0.64%	7.03%	2.76%	2.51%	0.50%
Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.00	0.01	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	7.09%	2.89%	2.64%	0.64%	7.03%	2.76%	2.52%	0.50%

Total return before profit share allocation (b)	(9.40)%	(6.33)%	(6.15)%	(4.73)%	(7.13)%	(4.05)%	(3.86)%	(2.29)%
Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.00	0.01	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	(9.40)%	(6.33)%	(6.15)%	(4.73)%	(7.13)%	(4.05)%	(3.87)%	(2.29)%

(a) annualized

(b) not annualized

See notes to financial statements	(Concluded)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Global Macro Trust’s (the “Trust”) financial condition at September 30, 2012 and December 31, 2011 and the results of its operations for the three and nine months ended September 30, 2012 and 2011 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2011. The December 31, 2011 information has been derived from the audited financial statements as of December 31, 2011.

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

The Income Taxes topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”) clarifies the accounting for uncertainty in tax positions. This requires that the Trust recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Trust’s open tax years, 2009 to 2011, for the U.S. Federal jurisdiction, the New York, Connecticut and Delaware state jurisdictions and the New York City jurisdiction, there are no uncertain tax positions. The Trust is treated as a limited partnership for federal and state income tax reporting purposes and therefore the unitholders in the trust ("Unitholders") are responsible for the payment of taxes.

There have been no material changes with respect to the Trust's critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Trust's Annual Report on Form 10-K for fiscal year 2011.

2. RECENT ACCOUNTING STANDARD

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

During the three and nine months ended September 30, 2012 and 2011, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Trust’s investments by hierarchical level as of September 30, 2012 and December 31, 2011 in valuing the Trust’s investments at fair value. At September 30, 2012 and December 31, 2011, the Trust held no assets or liabilities classified in Level 3.

Financial Assets and Liabilities at Fair Value as of September 30, 2012

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$516,066,608	$-	$516,066,608
Short-term money market fund*	10,492,197	-	10,492,197
Exchange-traded futures contracts
Energies	(263,375)	-	(263,375)
Grains	653,159	-	653,159
Interest rates	6,003,309	-	6,003,309
Livestock	(93,560)	-	(93,560)
Metals	(5,688,301)	-	(5,688,301)
Softs	20,423	-	20,423
Stock indices	(4,191,940)	-	(4,191,940)

Total exchange-traded futures contracts	(3,560,285)	-	(3,560,285)

Over-the-counter forward currency contracts	-	(5,212,775)	(5,212,775)

Total futures and forward currency contracts (2)	(3,560,285)	(5,212,775)	(8,773,060)

Total financial assets at fair value	$522,998,520	$(5,212,775)	$517,785,745

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in brokers' trading accounts as collateral			$89,045,408
Investments in U.S. Treasury notes held in custody			427,021,200
Total investments in U.S. Treasury notes			$516,066,608

(2)
Net unrealized appreciation on futures and forward currency contracts			$3,356,525
Net unrealized depreciation on futures and forward currency contracts			(12,129,585)
Total unrealized depreciation on futures and forward currency contracts			$(8,773,060)

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial Assets and Liabilities at Fair Value as of December 31, 2011

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$715,128,486	$-	$715,128,486
Short-term money market fund*	42,244,442	-	42,244,442
Exchange-traded futures contracts
Energies	1,259,549	-	1,259,549
Grains	(1,611,884)	-	(1,611,884)
Interest rates	8,374,610	-	8,374,610
Livestock	(24,710)	-	(24,710)
Metals	(704,941)	-	(704,941)
Softs	1,000,821	-	1,000,821
Stock indices	(684,905)	-	(684,905)

Total exchange-traded futures contracts	7,608,540	-	7,608,540

Over-the-counter forward currency contracts	-	4,368,565	4,368,565

Total futures and forward currency contracts (2)	7,608,540	4,368,565	11,977,105

Total financial assets at fair value	$764,981,468	$4,368,565	$769,350,033

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in brokers' trading accounts as collateral			$81,045,824
Investments in U.S. Treasury notes held in custody			634,082,662
Total investments in U.S. Treasury notes			$715,128,486

(2)
Net unrealized appreciation on futures and forward currency contracts			$12,894,380
Net unrealized depreciation on futures and forward currency contracts			(917,275)
Total unrealized appreciation on futures and forward currency contracts			$11,977,105

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

The Trust engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Trust at September 30, 2012, by market sector:

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

The Derivatives and Hedging topic of the Codification requires entities to recognize in the Statements of Financial Condition all derivative contracts as assets or liabilities. Fair values of futures and forward currency contracts in an asset position by counterparty are recorded in the Statements of Financial Condition as “Net unrealized appreciation on open futures and forward currency contracts.” Fair values of futures and forward currency contracts in a liability position by counterparty are recorded in the Statements of Financial Condition as “Net unrealized depreciation on open futures and forward currency contracts.” The Trust’s policy regarding fair value measurement is discussed in the Fair Value and Disclosures note, contained herein.

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

See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional derivative-related information.

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at September 30, 2012 and December 31, 2011. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at September 30, 2012

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Energies	$483,002	$(4,914,542)	$4,912,990	$(744,825)	(263,375)
Grains	1,309,148	(789,763)	176,950	(43,176)	653,159
Interest rates	6,221,310	(148,708)	-	(69,293)	6,003,309
Livestock	-	-	9,080	(102,640)	(93,560)
Metals	4,560,761	(33,100)	-	(10,215,962)	(5,688,301)
Softs	-	(6,560)	185,655	(158,672)	20,423
Stock indices	100,484	(4,358,304)	144,849	(78,969)	(4,191,940)
Total futures contracts:	12,674,705	(10,250,977)	5,429,524	(11,413,537)	(3,560,285)

Forward currency contracts	4,907,829	(2,144,955)	354,100	(8,329,749)	(5,212,775)

Total futures and forward currency contracts	$17,582,534	$(12,395,932)	$5,783,624	$(19,743,286)	$(8,773,060)

Fair Value of Futures and Forward Currency Contracts at December 31, 2011

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$20,943	$(338,884)	$1,602,200	$(24,710)	$1,259,549
Grains	740,413	-	-	(2,352,297)	(1,611,884)
Interest rates	8,941,748	(490,379)	15,566	(92,325)	8,374,610
Livestock	-	-	43,060	(67,770)	(24,710)
Metals	184,553	(1,266,925)	1,913,004	(1,535,573)	(704,941)
Softs	6,843	(413,145)	1,560,188	(153,065)	1,000,821
Stock indices	-	(36,565)	968,194	(1,616,534)	(684,905)
Total futures contracts	9,894,500	(2,545,898)	6,102,212	(5,842,274)	7,608,540

Forward currency contracts	2,688,904	(3,722,609)	8,706,240	(3,303,970)	4,368,565

Total futures and forward currency contracts	$12,583,404	$(6,268,507)	$14,808,452	$(9,146,244)	$11,977,105

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three and nine months ended September 30, 2012 and 2011 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below:

Trading gains (losses) of futures and forward currency contracts for the three and nine months ended September 30, 2012 and 2011

	Three months ended:	Three months ended:	Nine months ended:	Nine months ended:
Sector	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Futures contracts:
Energies	$(7,700,983)	$(2,398,972)	$(7,367,605)	$8,016,181
Grains	5,041,489	(912,104)	(4,017,144)	(8,127,104)
Interest rates	12,360,799	57,885,768	23,736,197	62,711,543
Livestock	(57,100)	(1,119,910)	(677,840)	(2,557,450)
Metals	(2,958,668)	3,792,688	(8,537,836)	720,895
Softs	(1,153,758)	(2,367,534)	2,945,042	(3,082,845)
Stock indices	1,536,582	(9,412,134)	(18,583,338)	(50,676,983)
Total futures contracts	7,068,361	45,467,802	(12,502,524)	7,004,237

Forward currency contracts	(1,305,073)	(36,887,194)	(18,484,819)	(24,245,037)

Total futures and forward currency contracts	$5,763,288	$8,580,608	$(30,987,343)	$(17,240,800)

The following table presents average notional value by sector in U.S. dollars of open futures and forward currency contracts for the nine months ended September 30, 2012 and 2011. The Trust’s average net asset value for the nine months ended September 30, 2012 and 2011 was approximately $638,000,000 and $874,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the nine months ended September 30, 2012 and 2011

	2012		2011
Sector	Long positions	Short positions	Long positions	Short positions
Futures contracts:
Energies	$79,500,659	$85,418,301	$145,382,791	$52,201,872
Grains	29,325,720	22,051,449	63,147,607	37,027,000
Interest rates	1,349,481,628	14,239,243	967,410,272	68,682,130
Livestock	-	7,374,385	7,409,930	7,885,240
Metals	23,476,364	56,502,572	99,205,943	32,563,685
Softs	4,383,940	27,914,065	21,279,018	5,340,067
Stock indices	141,743,262	84,425,392	303,769,006	38,133,265
Total futures contracts	1,627,911,573	297,925,407	1,607,604,567	241,833,259

Forward currency contracts	342,856,729	396,961,803	838,863,083	236,374,113

Total futures and forward currency contracts	$1,970,768,302	$694,887,210	$2,446,467,650	$478,207,372

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at September 30, 2012 and 2011. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the Managing Owner believes it is a more meaningful representation of notional values of the Trust’s open interest rate positions.

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

A significant portion of the Trust’s forward currency trading activities are cleared by Barclays Bank PLC (“BB”), Deutsche Bank AG (“DB”) and Morgan Stanley & Co. LLC (“MS”). The Trust began trading at BB on June 2, 2011. The Trust’s concentration of credit risk associated with BB, DB or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition, plus the value of margin or collateral held by BB, DB and MS. The amount of such credit risk was $41,309,146 and $32,236,730 at September 30, 2012 and December 31, 2011, respectively.

5. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the nine months ended September 30, 2012 and 2011. Profit share earned (from Unitholders' redemptions) is credited to the New Profit Memo Account as defined in the Trust’s Declaration of Trust and Trust Agreement (the “Trust Agreement”). No profit share was earned or accrued during the three months ended September 30, 2012 and 2011.

	Nine months ended:
	September 30, 2012	September 30, 2011
Profit share earned	$-	$1,385
Profit share accrued at September 30	-	-
Total profit share	$-	$1,385

6. RELATED PARTY TRANSACTIONS

The Trust pays all routine expenses, such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee's fees, the charges of an outside accounting services agency and the expenses of updating the Trust's Prospectus), as well as extraordinary costs. At September 30, 2012 and December 31, 2011, the Managing Owner is owed $150,675 and $137,195, respectively, from the Trust in connection with such expenses it has paid on the Trust's behalf (and is included in "Due to Managing Owner" in the Statements of Financial Condition).

Series 1 Unitholders who redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the Managing Owner. At September 30, 2012 and December 31, 2011, $32,064 and $801, respectively, was owed to the Managing Owner (and is included in "Due to Managing Owner" in the Statements of Financial Condition).

7. FINANCIAL HIGHLIGHTS

Per unit operating performance for Series 1, Series 2, Series 3 and Series 4 Units is calculated based on Unitholders’ Trust capital for each Series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of Units during the period. Weighted average number of Units for each Series is detailed below:

	Three months ending September 30,		Nine months ending September 30,
	2012	2011	2012	2011	Date of initial issuance
Series 1	481,266.007	642,435.033	538,826.530	651,826.906	July 23, 2001
Series 2	242.894	192.989	224.311	144.734	April 1, 2010
Series 3	26,412.540	24,642.656	26,309.334	19,877.227	September 1, 2009
Series 4	1,277.743	552.264	1,217.152	515.637	November 1, 2010

8. BROKERAGE AND CUSTODIAL FEES

For the three and nine months ended September 30, 2012 and 2011, brokerage and custodial fees were as follows:

	Three months ending September 30,		Nine months ending September 30,
	2012	2011	2012	2011
Brokerage fees	$8,924,082	$13,572,907	$30,214,714	$42,417,020
Custodial fees	184	160	508	362
Total	$8,924,266	$13,573,067	$30,215,222	$42,417,382

During the three and nine months ended September 30, 2012, amounts paid to selling agents on Series 1 units sold subsequent to August 12, 2009 exceeded 9.5% of the gross offering proceeds of the Series 1 Units sold. As a result, the amounts that otherwise would be paid to selling agents for that Series 1 Unit were instead rebated to the Trust for the benefit of all holders of Series 1 Units. The total amounts rebated to the Trust for the three and nine months ended September 30, 2012, $13,599 and $18,754, respectively, were included in “Brokerage and custodial fees” in the Statements of Operations. No amount was rebated to the Trust during the nine months ended September 30, 2011.

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

During its operations for the three and nine months ended September 30, 2012, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

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

Periods ended September 30, 2012

Month Ending:	Total Trust Capital

September 30, 2012	$518,426,499
June 30, 2012	582,713,822
December 31, 2011	753,187,394

	Three Months	Nine months
Change in Trust Capital	$(64,287,323)	$(234,760,895)
Percent Change	(11.03)%	(31.17)%

THREE MONTHS ENDED SEPTEMBER 30, 2012

The decrease in the Trust’s net assets of $64,287,323 for the three months ended September 30, 2012 was attributable to net loss (before profit share) of $3,719,917 and redemptions of $65,242,354 and was partially offset by subscriptions of $4,674,948.

Brokerage and custodial fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.  Brokerage and custodial fees for the three months ended September 30, 2012 decreased $4,648,801 relative to the corresponding period in 2011 due to a decrease in the Trust’s net assets.

Administrative expenses for the three months ended September 30, 2012 decreased $67,102 relative to the corresponding period in 2011. The decrease was due mainly to a decrease in the Trust's net assets during the three months ended September 30, 2012 relative to the corresponding period in 2011.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian.  Interest income for the three months ended September 30, 2012 decreased $271,296 relative to the corresponding period in 2011. This decrease was due predominantly to a decrease in average net assets during the three months ended September 30, 2012.

The Trust experienced net realized and unrealized gains of $5,707,194 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage and custodial fees of $8,924,266, administrative expenses of $489,012, custody fees and other expenses of $28,293 and management fees of $162,284 were incurred. Interest income of $176,744 partially offset the Trust's expenses resulting in a net loss of $3,719,917. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	(0.30)%
Energies	(1.35)%
Grains	0.83%
Interest rates	2.07%
Livestock	(0.03)%
Metals	(0.55)%
Softs	(0.22)%
Stock indices	0.27%
Trading gain	0.72%

NINE MONTHS ENDED SEPTEMBER 30, 2012

The decrease in the Trust’s net assets of $234,760,895 for the nine months ended September 30, 2012 was attributable to net loss (before profit share) of $62,523,941 and redemptions of $195,330,577 and was partially offset by subscriptions of $23,093,623.

Brokerage and custodial fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.  Brokerage and custodial fees for the nine months ended September 30, 2012 decreased $12,202,160 relative to the corresponding period in 2011 due to a decrease in the Trust’s net assets.

Administrative expenses for the nine months ended September 30, 2012 decreased $150,474 relative to the corresponding period in 2011. The decrease was due mainly to a decrease in the Trust's net assets during the nine months ended September 30, 2012 relative to the corresponding period in 2011.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian.  Interest income for the nine months ended September 30, 2012 decreased $1,059,823 relative to the corresponding period in 2011. This decrease was due predominantly to a decrease in average net assets relative to the corresponding period in 2011.

The Trust experienced net realized and unrealized losses of $30,850,854 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage and custodial fees of $30,215,222, administrative expenses of $1,529,936, custody fees and other expenses of $100,915 and management fees of $483,079 were incurred. Interest income of $656,065 partially offset the Trust's expenses resulting in a net loss of $62,523,941. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	(2.64)%
Energies	(1.54)%
Grains	(0.53)%
Interest rates	3.94%
Livestock	(0.12)%
Metals	(1.24)%
Softs	0.39%
Stock indices	(2.64)%
Trading loss	(4.38)%

MANAGEMENT DISCUSSION – 2012

Three months ended September 30, 2012

The Trust registered a small trading gain during the quarter as markets struggled to find a persistent direction. Profits from trading interest rate, grain and stock index futures were largely offset by losses from trading energy, metal and soft commodity futures as well as currencies.

Market participants had to weigh the deterioration in actual economic facts against additional easing of monetary policies by a variety of central banks. Moreover, they had to grapple with the ability and willingness of fiscal authorities to rein in deficits with appropriate and effective tax and expenditure programs. Economic statistics worldwide indicated negative or slowing growth and stagnant employment levels at best. The one exception was the U.S. where growth, though slow, seemed steady although employment levels remained depressed. Moreover, official forecasts from the International Monetary Fund, Organization for Economic Co-Operation and Development, World Bank, Asian Development Bank and others as well as from various national authorities were uniformly downgraded. In an effort to counter these tendencies, monetary policies have become ever more accommodative. The latest installments on this easing occurred when on September 8, the European Central Bank (ECB) announced a plan (vigorously opposed by the Bundesbank) to purchase unlimited amounts of government bonds of Spain and other weak Euro members if these countries would first request assistance from Europe’s bailout trusts. On September 13, the Federal Reserve announced another round of quantitative easing (“QE3”). This was followed by the Bank of Japan increasing the size and duration of its asset purchases. And yet, market participants know that unless European policy makers finally fulfill promises concerning banking unification and fiscal policy unification; and unless the U.S. avoids the fiscal cliff and deals with its debt and deficit problems, the monetary efforts will be for naught. All in all, world markets enter the fourth quarter confronted with considerable uncertainty.

Against this background, long positions in safe haven U.S., German, British, and Japanese government notes and bonds were profitable, as were long positions in short-term interest rate futures. These gains were pared back later in the quarter due to a run-up in interest rates on government debt which suggests that market participants may be concluding that the ongoing deluge of monetary stimulus may be ineffective and eventually inflationary.

Stock index futures generated a gain due to long positions in U.S. and South African indices and short positions in the VIX, the so-called “fear index,” which showed a decrease in expected stock market volatility. Meanwhile, trading of Chinese, Korean, Canadian, Japanese and Swedish indices was unprofitable.

Drought in the U.S. drove grain prices sharply higher during much of the quarter and long positions in soybeans, soybean meal, wheat and corn were profitable, even though the gains were scaled back as prices receded from their highs late in the period. A short soybean oil trade lost money and was reversed.

Short Brent and WTI crude oil, heating oil and London gas oil trades were unprofitable and closed or reversed to long trades as concerns about developments in the Middle East underpinned prices despite an apparently abundant current supply. Natural gas trading was also somewhat unprofitable. Meanwhile a long RBOB gasoline trade was profitable.

Short positions in industrial metals were unprofitable as demand from the U.S. auto industry and some stock building demand from China outweighed the broader concerns about worldwide growth. A long gold position was profitable.

Currency trading was volatile. Market sentiment toward the euro and the U.S. dollar was continually in flux. On balance, short euro trades against a variety of currencies were profitable amid rising concern about European growth. Long positions in Norwegian and Swedish currencies were profitable as the Scandinavian units seemed to become the latest “safe havens.”

Short dollar trades versus the currencies of Korea, Singapore, Turkey, New Zealand, Australia and the United Kingdom were also profitable. On the other hand, long dollar positions versus the euro and the currencies of the Brazil, Chile, India, Japan, Mexico, Poland, Russia, the Czech Republic and Norway produced largely offsetting losses.

Short positions in cotton, sugar and Arabica coffee were unprofitable.

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

The global recovery, which was not very robust to begin with, displayed signs of additional weakness throughout the April-June period. Banking and sovereign stresses in the Eurozone, highlighted by two Greek elections in two months, increased. Growth in a number of emerging market economies—China, Brazil and India, for example—disappointed. In the U.S., economic activity decelerated during the first half of the year so that second quarter growth is now expected to register less than 2%. These forces had led to gains on long interest rate positions, long dollar positions and short energy, metals and soft commodity positions. Then, on June 29, E.U. leaders announced an agreement to moderate conditions on emergency loans to Spanish banks, ease borrowing costs for Spain and Italy, move toward direct recapitalization of European banks with bailout funds, discuss a full E.U. banking union with ECB supervision, advance the fiscal union discussion and discuss a 120 billion Euro fund to promote growth. While most of these provisions were anticipatory and not hard facts, the timing of the news—on a Friday before a U.S. holiday on the last trading day of the month and quarter—triggered a strong, albeit ephemeral, response, resulting in a major appreciation of the Euro and other currencies versus the U.S. dollar, a selloff of safe harbor government debt and a strong rise in energy and metal prices. These market moves sent the Trust’s returns for the quarter from a sizable gain to roughly breakeven.

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

Turning to non-U.S. dollar cross rates, long Australian dollar positions against a variety of currencies generated losses when the Australian dollar weakened as slowing growth, rising unemployment and declining inflation statistics combined with forecasts of a Chinese growth slowdown to increase the likelihood that the Reserve Bank of Australia might ease monetary policy. Short euro trades against several currencies were unprofitable as the euro rebounded when the ECB’s longer-term refinancing operation program improved the functioning of financial markets in Europe and as the size of the European rescue fund was substantially raised.

Whether from a reduced need for safety because of an improving economic outlook, particularly in the U.S., from an increased worry about inflation, from a renewed concern about government debt levels or from a reduced likelihood of QE3, interest rates rose and long positions in U.S., Australian, Canadian, British and Japanese note and bond futures produced losses.

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

Coming into the quarter, the U.S. dollar had been in a lengthy decline and was not viewed as a safe haven.  However, with Switzerland and Japan enacting policy initiatives to limit the attractiveness of their currencies, with slower growth undermining the attraction of commodity and emerging market currencies and with the Euro’s existence in question, the U.S. dollar reemerged as a safe haven investment despite the rating downgrade of U.S. government securities by Standard & Poor’s.  As a result, short U.S. dollar trades, which had been profitable in July, were unprofitable during August and September.  Non-U.S. dollar cross rate trading was negative due to losses on long Australian and New Zealand dollar trades and on short British Pound and Euro trades.

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

Contrary to some expectations, QE2 failed to keep interest rates low. With market participants worried about massive government borrowing requirements and future inflation, there was a substantial uptick in rates and moderate losses were sustained on long interest rate futures positions.

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

CONTRACTUAL OBLIGATIONS

The Trust does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Trust’s sole business is trading futures and forward contracts, both long (contracts to buy) and short (contacts to sell). The Trust may also engage in trading swaps. All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Trust for less than four months before being offset or rolled over into new contracts with similar maturities. The Trust’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Trust’s open futures and forward currency contracts, both long and short, at September 30, 2012.

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

The Trust's Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Trust's open positions by market category for the quarter ended September 30, 2012. During the nine months ended September 30, 2012, the Trust's average total capitalization was approximately $616,000,000.

Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Currencies	24.9	4.0%	29.5	20.6
Energies	6.6	1.1%	9.4	2.7
Grains	2.9	0.5%	3.3	2.4
Interest rates	20.4	3.3%	22.1	17.8
Livestock	0.3	0.0%	0.4	0.1
Metals	6.8	1.1%	11.2	3.1
Softs	2.2	0.4%	2.8	1.8
Stock indices	19.3	3.1%	23.6	14.0
Total	83.4	13.5%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the nine months ended September 30, 2012. Average capitalization is the average of the Trust's approximate capitalization at the end each of the nine months ended September 30, 2012. Dollar amounts represent millions of dollars.

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

The Trust also has non-trading cash flow risk as a result of holding a substantial portion (approximately 90%) of its assets in U.S. Treasury notes and other short-term debt instruments (as well as any market risk they represent) for margin and cash management purposes. Although the Managing Owner does not anticipate that, even in the case of major interest rate movements, the Trust would sustain a material mark-to-market loss on its securities positions, if short-term interest rates decline so will the Trust’s cash management income. The Trust also maintains a portion (approximately between 5% and 10%) of its assets in cash and in a U.S. government securities and related instruments money market fund. These cash balances are also subject (as well as any market risk they represent) to cash flow risk, which is not material.

Qualitative Disclosures

There have been no material changes in the qualitative disclosures about market risk since the end of the preceding fiscal year.

ITEM 4. CONTROLS AND PROCEDURES

The Managing Owner, with the participation of its Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Trust as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the Managing Owner’s internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Managing Owner’s internal control over financial reporting with respect to the Trust.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There are no material changes from risk factors as previously disclosed in Form 10-K, filed March 30, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS

(a)	There have been no sales of unregistered securities of the Trust during the three months ended September 30, 2012.

(c)	Pursuant to the Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding and Units are not reissued once redeemed.

The following table summarizes the redemptions by Unitholders during the three months ended September 30, 2012. There were no redemptions from Series 2 or 4 Unitholders.

	Series 1		Series 3
Date of Redemption	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit

July 31, 2012	26,736.021	$1,119.14	412.065	$1,240.49
August 31, 2012	17,373.995	1,093.93	236.730	1,217.24
September 30, 2012	13,361.480	1,064.56	1,086.198	1,189.15
Total	57,471.496		1,734.993

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

31.03 Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer

32.01 Section 1350 Certification of Co-Chief Executive Officer

32.02 Section 1350 Certification of Co-Chief Executive Officer

32.03 Section 1350 Certification of Chief Financial Officer

101.INS*  XBRL Instance Document

101.SCH* XBRL Taxonomy Extension Schema Document

101.CAL* XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*  XBRL Taxonomy Extension Definition Linkbase Document

101.LAB* XBRL Taxonomy Extension Labe Linkbase Document

101.PRE*  XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	Millburn Ridgefield Corporation,
Managing Owner

Date: November 13, 2012
/s/Tod A. Tanis
Tod A. Tanis
Vice-President
(Principal Accounting Officer)

