Form 10-K
period 2012-12-31
GLOBAL MACRO TRUST
filed 2013-03-28
CIK 1145765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended: December 31, 2012

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

Not applicable.

Documents Incorporated by Reference

Registrant’s Financial Statements for the years ended December 31, 2012, 2011 and 2010 and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2012, is incorporated by reference into Part II Item 8 and Part IV hereof and filed as an exhibit herewith.

PART I

Item 1.   Business

(a)   General development of business

Global Macro Trust (the “Trust”) is a Delaware statutory trust organized on July 23, 2001 pursuant to a Declaration of Trust and Trust Agreement (the “Trust Agreement”), under the Delaware Statutory Trust Act.  The Trust originally filed a registration statement, under the Securities Act of 1933, as amended (the “Securities Act”), with the Securities and Exchange Commission (“SEC”) to register $50 million of units of beneficial interest (the “Units”), which registration statement became effective March 26, 2002.  Between April 1, 2002 and June 30, 2002 (the “Initial Offering”), the Units were publicly offered at an initial price of $1,000 per Unit.  The proceeds of the Initial Offering and interest thereon were held in an account in the name of the Trust at FBR National Bank & Trust, Bethesda, Maryland, until July 1, 2002 at which time an aggregate of $1,290,457 was turned over to the Trust and the Trust commenced operations.  The Trust has subsequently registered additional Units with the SEC to bring the total dollar amount of Units registered for sale to $1,450,000,000 of which $3,424,422 expired, and a total of $1,401,896,927 of Units have been sold to the public as of December 31, 2012.  The net asset value of a Series 1 Unit originally sold for $1,000 as of July 1, 2002 was $1,061.34 as of December 31, 2012.  The net asset value of a Series 2 Unit originally sold for $1,278.10 as of April 1, 2010 was $1,191.38 as of December 31, 2012.  The net asset value of a Series 3 Unit originally sold for $1,180.91 as of September 1, 2009 was $1,199.25 as of December 31, 2012.  The net asset value of a Series 4 Unit originally sold for $1,315.33 as of November 1, 2010 was $1,262.11 as of December 31, 2012.  As of December 31, 2012, Units were being offered on a monthly basis at net asset value per Unit.  The Units are offered through a number of registered broker-dealer selling agents on a best efforts basis.

The Trust engages in speculative trading in the futures, forward and spot currency markets and may trade options thereon as well as swap contracts. The amount of capital raised for the Trust should not have a significant impact on its operations, as the Trust has no significant capital expenditure or working capital requirements other than to pay trading losses, brokerage fees and charges.

Millburn Ridgefield Corporation (the “Managing Owner”), a Delaware corporation operating in Greenwich, Connecticut, organized in May 1982, is the managing owner and the commodity trading advisor for the Trust. It and its principals have been trading in the futures and forwards markets pursuant to systematic quantitative, trading and risk management methods since 1971. The Managing Owner has been registered with the Commodity Futures Trading Commission (“CFTC”) as a “commodity pool operator” since July 1, 1982, as a “commodity trading advisor” since September 13, 1984 and has been a member of the National Futures Association (“NFA”) since July 1, 1982. The General Partner has been an approved swaps firm with the NFA since December 26, 2012. The Millburn Corporation is an affiliate of the Managing Owner and performs certain research, trading, technology, operations, marketing, accounting, tax, legal, compliance, human resources, and other administrative functions for the Trust and other commodity pools and investment partnerships managed by the Managing Owner.

The Managing Owner invested $400 in the Trust as an initial capital contribution to the Trust and $2,000,000 in the Trust at the outset of trading and subsequently has contributed an additional $3,812,100 and has redeemed $38,671,655 as of December 31, 2012. After reflecting a net gain of $5,027,666 and profit share of $37,144,509 from inception up to and including December 31, 2012, this investment totaled $9,313,020, as of December 31, 2012.

(b)   Financial information about industry segments

The Trust’s business constitutes only one segment (i.e., a speculative commodity pool). The Trust does not engage in sales of goods and services. Financial information regarding the Trust’s business is set forth in Item 6 “Selected Financial Data” and in the Trust’s Financial Statements included as Exhibit 13.01 to this report.

(c)   Narrative description of business

The Trust engages in the speculative trading of futures, forward and spot currency contracts and may trade options thereon as well as swap contracts. The Trust’s sole trading advisor is the Managing Owner. The Managing Owner trades the Trust’s assets in the agricultural, metals, energy, interest rate and stock indices futures markets and in the currency markets, trading primarily forward contracts in the interbank market. The Managing Owner makes trading decisions pursuant to its investment and trading method, which includes technical trend analysis, certain non-traditional technical systems (i.e., systems falling outside of the traditional technical trend analysis), and money management principles, which may be revised from time to time. The objective of the Managing Owner’s investment and trading method is to (i) use trend-following models to participate in all major sustained price moves in the markets traded and (ii) simultaneously deploy shorter-term opportunistic non-traditional models that may or may not take positions in the same direction as trend-following positions. The Managing Owner’s approach is medium-term to long-term in nature. The Managing Owner’s approach employs models that analyze data over a time spectrum from several minutes to multiple years. A majority of trades generated by quantitative models may be unprofitable. Their objective is to make a few large profits, more than offsetting their numerous but smaller losses. Consequently, during periods in which no major price trends develop in a market, trend-following models are likely to incur substantial losses. Similarly, during periods when market behavior is unsuitable for non-traditional models, such models are likely to incur substantial losses.

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

Over more than 40 years, the Managing Owner and its predecessor entities have developed hundreds of trading systems. These trading systems generate buy or sell decisions in a particular market based on the analysis of price movements in the market, some non-price information or a combination of both.

Of course, systems can be materially different — better in some periods and worse in others. The main distinguishing features are: the time-frame over which systems work (intra-day to long-term); the granularity of data fed into them (tick data to daily, weekly or monthly frequencies); type (market or economic statistics); source (cash-, futures- or option markets-generated data or government- and industry-generated statistical information), and the objective of the system (profiting from trends, mean reversion, trading-ranges or volatility). No single approach will work all the time. Therefore, the Managing Owner’s objective is to have several approaches operating simultaneously. Since the early 1980s, the Managing Owner has selected multiple systems for each market.

When arriving at the portfolio allocation, the Managing Owner seeks maximum diversification, subject to liquidity and sector concentration constraints, and each market is traded using a diversified set of trading systems, which may be optimized for groups of markets, sectors or specific markets. The markets traded and allocations are reviewed at least monthly, although changes may occur more or less frequently. The following factors, among others, are considered in constructing a universe of markets to trade for the Trust: profitability, liquidity of markets, professional judgment, desired diversification, transaction costs, exchange regulations and depth of markets. Once the universe of markets is established, the Managing Owner’s simulation and optimization techniques help determine which markets to include in the Trust’s portfolio. The current allocation to any market in the Trust’s portfolio does not exceed 3% of total market exposure, measured by risk allocation.

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

Additional money management principles applicable to the portfolio as a whole include: (1) limiting the assets committed as margin or collateral, generally within a range of 5% to 35% of an account’s net assets, though the amount may at any time be substantially higher or lower; (2) prohibiting pyramiding — that is, using unrealized profits in a particular market as margin for additional positions solely in the same market; and (3) changing the equity used for trading by an account solely on a controlled periodic basis, not automatically due to an increase in equity from trading profits.

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

The Managing Owner employs discretion in the execution of trades where The Millburn Corporation’s (an affiliate of the Managing Owner) trader expertise plays a role in timing of orders and, from time to time, the Managing Owner may adjust the size of a position, long or short, in any given market indicated by its systematic trading strategies. This exercise of discretion (other than in trade execution) generally occurs only in response to unusual market conditions that may not have been factored into the design of the trading systems and is generally intended to reduce risk exposure. Decisions to make such adjustments also require the exercise of judgment and may include consideration of the volatility of the particular market; the pattern of price movements, both inter-day and intra-day; open interest; volume of trading; changes in spread relationships between various forward contracts; and overall portfolio balance and risk exposure.

The Trust is open-ended and may offer Series 1, Series 2, Series 3 and Series 4 Units at their respective net asset value as of the first day of each month. The only differences between the Units of each Series are the applicable fees and expenses. Otherwise, the Units of each Series are identical to the Units of such other Series and share pro rata in the profits and losses of the Trust. Series 2 and Series 3 Units are available only to investors participating in a registered investment adviser’s asset-based fee or fixed fee advisory program through which an investment adviser recommends a portfolio allocation to the Trust. The only difference between the Series 2 and Series 3 Units is the custodial fee applicable to Series 2 Units. Series 4 Units are available only to employees and former employees of the Managing Owner and its affiliates who purchase their Units through The Millburn Corporation 401(k) and Profit Sharing Plan. Unitholders (“Unitholders”) may redeem any or all of their Units upon 10 days’ written notice to the Managing Owner at their net asset value as of the last day of any month. Series 1 Units redeemed on or prior to the end of the first six-month period after their sale will pay a redemption charge of 4% of the net asset value at which such Series 1 Units are redeemed. Series 1 Units redeemed on or prior to the end of the first eleven months but after the end of the first six-month period after their sale will pay a redemption charge of 3% of the net asset value at which such Series 1 Units are redeemed. These redemption charges are paid to the Managing Owner. Redemption charges are reduced in the case of subscriptions for Series 1 Units in amounts of $100,000 or more. Series 2, Series 3 and Series 4 Units are not subject to redemption charges. Requests for redemption will be honored and payment will be made, except in the event of highly unusual market disruptions, within 15 business days of the effective date of redemption.

Pursuant to the Trust Agreement, the Managing Owner receives a flat-rate monthly brokerage fee equal to 0.583% of the month-end Series 1 net assets (a 7.0% annual rate). The Managing Owner charges less than the annual brokerage rate of 7% to those subscribers who invest in amounts of $100,000 or more in the Series 1 Units or subscribed without incurring the selling commissions paid by the Managing Owner. These reductions have no effect on other investors. From this amount, the Managing Owner pays approximately 0.35% to the Trust’s executing and clearing brokers, and up to 4% to the selling agents. For Series 1 Units sold after June 4, 2009, the amount paid to selling agents shall not, however, exceed 9.5% of the gross offering proceeds. Once the 9.5% threshold is reached with respect to a Series 1 Unit, the selling agent will receive no future compensation and the up to 4% amount that would otherwise be paid to the selling agent for that Series 1 Unit will instead be rebated to the Trust for the benefit of all holders of Series 1 Units. The Managing Owner also receives a profit share equal to 20% of any new trading profit of Series 1 Units, determined as of the end of each calendar year. The annual profit share is calculated net of brokerage fees and administrative expenses and excluding interest income. The Managing Owner pays all the routine costs of executing and clearing the Trust’s trades and all compensation due to the selling agents with respect to the Series 1 Units.

The Trust pays the Managing Owner an annual management fee equal to 2% of the average month-end net assets attributable to the Series 2 Units and Series 3 Units after reduction for expenses but before reduction for any accrued but unpaid management fees, custodial fees or Series 2/3 profit shares. The Trust will pay the Managing Owner a custodial fee equal to 0.25% of the average month-end net assets attributable to the Series 2 Units, after reduction for expenses but before reduction for any accrued but unpaid management fees, custodial fees or Series 2/3 profit shares, which the Managing Owner will pay on to brokers acting as custodian of Series 2 Units for the benefit of investors in Series 2 Units. Series 2 and Series 3 Units are also charged for their pro rata share of the Trust’s actual trade execution and clearing costs, including electronic platform trading costs, estimated at approximately 0.35% of the Trust’s average month-end net assets per year attributable to the Series 2 and Series 3 Units. The Trust pays the Managing Owner a Series 2/3 profit share equal to 20% of any cumulative new trading profit of the Series 2 and Series 3 Units in the aggregate, determined as of the end of each calendar year. The annual Series 2/3 profit share is calculated net of management fees, execution and clearing costs, custodial fees, and ongoing offering and administrative expenses and excluding interest income.

Series 4 Units are charged for their pro rata share of the Trust’s actual trade execution and clearing costs, including electronic platform trading costs, estimated at approximately 0.35% of the Trust’s average month-end net assets per year attributable to the Series 4 Units. Series 4 Units are not charged a management fee or profit share.

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

J.P. Morgan Securities LLC (“J.P. Morgan”), Deutsche Bank Securities Inc. (“Deutsche Bank”), Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”), Barclays Capital Inc. (“Barclays”) and Credit Suisse Securities (USA) LLC (“Credit Suisse”) act as the futures brokers for the Trust. The Trust executes currency forward trades with several brokers and banks, including Morgan Stanley & Co., LLC, Deutsche Bank AG and Barclays Bank PLC, and primarily clears all such trades with Morgan Stanley & Co., LLC, Deutsche Bank AG, and Barclays Bank PLC serving as prime brokers. The Trust pays “bid ask” spreads on its forward trades, as such spreads are incorporated into the pricing of forward contracts. The Managing Owner monitors the Trust’s trades to ensure that the prices it receives are competitive.

The Trust’s cash and short-term United States (“U.S.”) Treasury instruments are used by the Trust to engage in its trading activities and as reserves to support that trading. The Trust’s assets deposited with the Trust’s futures brokers as margin are maintained in “customer segregated funds accounts” or “foreign futures and foreign options secured amount accounts” and are held in cash, or U.S. Treasury instruments. Trust assets not deposited as margin are maintained in bank or brokerage accounts and are held primarily in bank money market funds or short-term U.S. Treasury instruments or a U.S. government securities and related instruments money market fund.

The Trust does not engage in lending (other than through permitted securities investments).

Regulation

Under the Commodity Exchange Act, as amended (the “CEA”), commodity exchanges and futures trading are subject to regulation by the CFTC. NFA, a “registered futures association” under the CEA, is the only non-exchange self-regulatory organization for futures industry professionals. The CFTC has delegated to NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons and “floor brokers” and “floor traders.” The CEA requires commodity pool operators and commodity trading advisors, such as the Managing Owner, and commodity brokers or futures commission merchants (“FCMs”), such as J.P. Morgan, Deutsche Bank, Merrill Lynch, Credit Suisse and Barclays to be registered and to comply with various reporting and record keeping requirements. The CFTC may suspend a commodity pool operator’s or commodity trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations. In the event that the registration of the Managing Owner as a commodity pool operator or a commodity trading advisor were terminated or suspended, the Managing Owner would be unable to continue to manage the business of the Trust. Should the Managing Owner’s registration be suspended, termination of the Trust might result.

In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long or net short positions which any person may hold or control in certain futures contracts. Most exchanges also limit the changes in futures contract prices that may occur during a single trading day. In October 2011, the CFTC adopted a new position limits regime for 28 so-called “exempt” (i.e., metals and energy) and agricultural commodity derivatives, futures and options contracts and their economically equivalent swap contracts. All accounts controlled by the Managing Owner are combined for speculative position limit purposes. On September 28, 2012, the United States District Court for the District of Columbia vacated these rules. There remains considerable uncertainty about what, if any, actions the CFTC may take in response to the court’s decisions and whether the CFTC will publish any future rulemakings addressing “exempt” futures and options contracts and their economically equivalent swap contracts.

Currency forward contracts are not currently subject to regulation by any U.S. government agency. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was enacted in July 2010. The Reform Act includes provisions that comprehensively regulate the over-the-counter (“OTC”) derivatives markets for the first time. The Reform Act mandates that a substantial portion of OTC derivatives must be executed in regulated markets and submitted for clearing to regulated clearinghouses. The mandates imposed by the Reform Act may result in the Trust bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.

The inter-bank currency markets may in the future become subject to regulation under the Reform Act, a development which may entail increased costs and result in burdensome reporting requirements. The imposition of credit controls by governmental authorities or the implementation of regulations pursuant to the Reform Act might limit such forward trading to less than that which the Managing Owner would otherwise recommend, to the possible detriment of the Trust.

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

The Trust is a Highly Leveraged Investment

The Trust acquires positions with an aggregate face value of as much as eight to ten times or more of its total equity. Consequently, small adverse movements in the prices of the Trust’s open positions can cause significant losses.

The Performance of the Trust Will be Volatile

The Managing Owner expects that the performance of the Trust will be volatile. The Trust may suffer sudden and substantial losses from time to time and the day-to-day value of the Units will be variable and uncertain. The net asset value per Unit may change materially between the date on which you subscribe for Units and the date the Units are issued or the date you request a redemption and the month-end redemption date. In the last five years, monthly returns for the Series 1 Units, which are the highest fee paying Units, have ranged from up 8.52% to down 8.44%.

The Trust’s Expenses Will Cause Losses Unless Offset by Profits and Interest Income

The Trust pays annual expenses of up to approximately 7.35% of its average month-end net assets attributable to the Series 1 Units and annual expenses of up to approximately 2.95%, 2.70% and 0.70% of its average month-end net assets attributable to the Series 2 Units, Series 3 Units and Series 4 Units, respectively. The Trust must earn trading profits and interest income allocable to each Series at least equal to these expenses to avoid losses.

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

The Managing Owner is Primarily a Technical Trader and May not Always Analyze Economic Factors External to Market Price

The Managing Owner’s systematic strategies are developed on the basis of a statistical analysis of market prices. Consequently, any factor external to the market itself that dominates prices may cause major losses to these strategies. For example, a pending political or economic event may be very likely to cause a major price movement, but the Managing Owner’s traditional strategies would continue to maintain positions indicated by its trading method that would incur major losses if the event proved to be adverse.

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

Lack of Price Trends Will Cause Losses; There Have Been Sustained Periods With Insufficient Price Trends for the Trust to Trade Profitably. The Managing Owner Expects That There Will be Similar Periods in the Future

The Trust is unlikely to trade profitably unless there are major price trends in at least some of the markets it trades. Moreover, the price trends must be of a type the Managing Owner’s systems are designed to identify. In the past there have been sustained periods with few trending markets where gains from trading those markets were insufficient to offset losses from trades in non-trending markets. For example, the Trust incurred a loss for the year in 2003, 2004, 2009, 2011 and 2012. The Managing Owner expects that there will be similar periods in the future.

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

Trading on foreign exchanges also presents risks of loss due to: (1) the possible imposition of exchange controls, which could make it difficult or impossible for the Trust to repatriate some or all of its assets held by non-U.S. counterparties; (2) possible government confiscation of assets; (3) taxation; (4) possible government disruptions, which could result in market closures and thus an inability to exit positions and repatriate Trust assets for sustained periods of time, or even permanently; and (5) limited rights in the event of the bankruptcy or insolvency of a foreign broker or exchange resulting in a different and possibly less favorable distribution of the bankrupt’s assets than would occur in the U.S.

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

If the Trust does not perform in a manner non-correlated with the general financial markets or does not perform successfully, an investor will obtain little or no diversification benefits by investing in the Units and the Trust may have no gains to offset an investor’s losses from other investments.

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

Increased Competition Among Trend-Following Traders Could Reduce the Managing Owner’s Profitability

A substantial number of commodity trading advisors use technical trading systems, particularly trend-following systems, similar to the Managing Owner’s systems. As the amount of money under the management of such systems increases, competition for the same positions increases, making the positions more costly and more difficult to acquire.

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

40% of any trading profits on certain U.S. exchange-traded futures contracts and certain foreign currency forward contracts are taxed as short-term capital gains at ordinary income rates (unless offset by capital losses), while 60% of any such trading profits are taxed as long-term capital gains at a lower maximum rate for individuals. 100% of any trading profits from certain bank forward contracts or foreign currency futures contracts traded on a non-U.S. exchange are “marked-to-market” at the end of each year and taxed as short-term capital gains at ordinary income rates (unless offset by capital losses). These rates apply regardless of how long the Trust holds a contract, or an investor his or her Units.

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

The IRS Could Audit Both the Trust and Individual Unitholders

The Internal Revenue Service (the “IRS”) could audit the Trust’s tax returns and require the Trust to adjust such returns. If an audit results in an adjustment, you could be audited and required to pay additional taxes, plus interest and possibly penalties.

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

The Bankruptcy of a Clearing Broker or Currency Dealer Could Cause Losses

The Managing Owner must assess the credit-worthiness of the clearing brokers and foreign currency counterparties it selects for the Trust. If one of the Trust’s clearing brokers or foreign currency counterparties becomes bankrupt, the Trust will be limited to recovering none or only its pro rata share, of all available customer funds segregated by the Clearing Broker or counterparty. The Managing Owner attempts to mitigate this risk by selecting only well capitalized, major financial institutions as clearing brokers and foreign currency counterparties, but there can be no assurance that even a well capitalized, major institution will not become bankrupt, and recent events have demonstrated that even major financial institutions of the type with which the Trust may deal in the financial markets can and do fail.

The Trust is Not Regulated as an Investment Company or Mutual Fund

Although the Managing Owner is subject to regulation by the CFTC and the Trust itself is subject to reporting requirements and other regulation applicable to public companies in the U.S., the Trust is not an investment company or mutual fund registered under the Investment Company Act of 1940. Accordingly, investors in the Trust are not accorded the protections of such legislation.

Forward and Spot Trading May Take Place in Unregulated Markets

The Trust will conduct all or substantially all of its currency forward and related options trading in largely unregulated markets rather than on futures exchanges or through “retail” foreign exchange markets subject to the jurisdiction of the CFTC or other regulatory bodies. In such markets, a counterparty may not settle a transaction with the Trust in accordance with its terms because the counterparty is either unwilling or unable to do so (for example, because of a credit or liquidity problem affecting the counterparty), potentially resulting in significant loss. In addition, counterparties generally have the right to terminate trades under a number of circumstances, including, for example, declines in the Trust’s net assets and certain “key person” events. Any premature termination of the Trust’s currency forward trades could result in material losses for the Trust, as the Trust may be unable to quickly re-establish those trades and may only be able to do so at disadvantageous prices.

Trust funds on deposit with the currency forward and spot counterparties with which the Trust trades are not protected by the same segregation requirements imposed on CFTC-regulated commodity brokers in respect of customer funds deposited with them. Although the Trust deals only with major financial institutions as currency forward and spot counterparties, the insolvency or bankruptcy of a currency forward or spot counterparty could subject the Trust to the loss of its entire deposit with such counterparty. The forward and spot markets are well established. However, it is impossible to predict how, given certain unusual market scenarios, the evolving regulatory environment for these markets might affect the Trust, and the recent events underlying the bankruptcy of Refco, Inc. and its related entities have underscored, among other things, the risks of maintaining capital at unregulated entities. Further, as demonstrated by the recent insolvency and liquidation of MF Global Inc., customer funds held by a broker in bankruptcy may not be distributed promptly and may be subject to a lengthy claims process. Commodity broker bankruptcies are not insured by any governmental agency, and investors would not have the benefit of any protection such as that afforded customers of bankrupt securities broker-dealers by the Securities Investors Protection Corporation.

Various national governments have expressed concern regarding the disruptive effects of speculative trading in the currency markets and the need to regulate the “derivatives” markets in general. Future regulatory changes may limit the Trust’s ability to trade in certain markets. The imposition of credit controls by governmental authorities might limit such forward trading to less than that which the Managing Owner would otherwise recommend, to the possible detriment of the Trust.

Regulation of Swap Trading is Evolving and May Involve Counterparty Risk

The Trust may engage in trading commodity swaps.  Swaps involve many of the same risks as those described above with respect to forward contracts.  Many swap contracts are not currently required to be cleared by a centralized clearinghouse; rather, banks and dealers act as principals in much of the swap market.  As a result, the Trust may be subject to the risk of the inability or refusal to perform with respect to such contracts on the part of the counterparties with which the Trust trades.  The Managing Owner intends to enter into swaps on behalf of the Trust only with highly creditworthy banks and dealers, but there can be no assurance that even highly creditworthy banks and dealers will have the ability to, or will not refuse to, perform with respect to such contracts. Regulation of the swap market is evolving, both in the U.S. and internationally. The CFTC has, for example, recently adopted various regulations which may restrict the Trust’s ability to utilize swaps or may make swap contracts more costly to trade with respect to certain non-security based swaps.  Finally, swaps may be illiquid and participants in the swap market are not required to make continuous markets in the swap contracts they trade.

Forwards, Swaps and Other Derivatives are Subject to Varying CFTC Regulation

Enacted in July 2010, the Reform Act includes provisions that comprehensively regulate the OTC derivatives markets for the first time. The Reform Act requires that a substantial portion of OTC derivatives must be executed in regulated markets and submitted for clearing to regulated clearinghouses. OTC trades submitted for clearing will be subject to minimum initial and variation margin requirements set by the relevant clearinghouse, as well as possible CFTC-mandated margin requirements. The regulators also have broad discretion to impose margin requirements on non-cleared OTC derivatives. Although the Reform Act includes limited exemptions from the clearing and margin requirements for so-called “end-users”, the Trust does not expect to be able to rely on such exemptions. In addition, the OTC derivative dealers with which the Trust may execute the majority of its OTC derivatives transactions will not be able to rely on the end-user exemptions under the Reform Act and therefore such dealers will be subject to clearing and margin requirements notwithstanding whether the Trust is subject to such requirements. OTC derivative dealers also will be required to post margin to the clearinghouses through which they clear their customers’ trades instead of using such margin in their operations, as they currently are allowed to do. This will further increase the dealers’ costs, which costs are expected to be passed through to other market participants in the form of higher fees and less favorable dealer marks.

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

(b)   Holders

As of December 31, 2012, there were 16,154 holders of Series 1 Units, 8 holders of Series 2 Units, 862 holders of Series 3 Units and 1 holder of Series 4 Units.

(c)   Dividends

No distributions or dividends have been made on the Units, and the Managing Owner has no present intention to make any.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)   Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There have been no sales of unregistered securities of the Trust during 2010, 2011 or 2012.

(f)   Purchases of Equity Securities by the Issuer

Pursuant to the Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following tables summarize the redemptions by Series 1 Unitholders and Series 3 Unitholders during the fourth calendar quarter of 2012. There were no redemptions during the fourth quarter by Series 2 or Series 4 Unitholders.

Month	Series 1 Units Redeemed	Redemption Date Series 1 NAV per Unit
October 31, 2012	19,887.105	1,038.89
November 30, 2012	12,201.443	1,050.50
December 31, 2012	14,588.209	1,061.34

Total	46,676.757

Month	Series 3 Units Redeemed	Redemption Date Series 3 NAV per Unit
October 31, 2012	483.405	1,164.98
November 30, 2012	988.305	1,182.53
December 31, 2012	672.035	1,199.25

Total	2,143.745

Item 6.   Selected Financial Data

The following is a summary of operations for the fiscal years 2012, 2011, 2010, 2009 and 2008 and total assets of the Trust at December 31, 2012, 2011, 2010, 2009 and 2008.

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
Revenue:
Total net realized and unrealized gains (losses)*	$(23,977,401)	$(34,240,083)	$130,027,426	$(64,437,079)	$210,229,240
Interest income	870,824	2,072,015	3,235,502	9,966,151	21,273,709

Expenses:
Profit share	0	1,385	262,695	43,187	30,185,853
Administrative expenses**	2,096,014	2,323,783	2,393,365	2,863,462	2,750,922
Brokerage fees	37,951,734	54,834,929	57,320,175	63,566,376	54,511,974
Management fees	651,848	571,739	143,533	10,864	-

Net income (loss) after profit share to Managing Owner	$(63,806,173)	$(89,899,904)	$73,143,160	$(120,954,817)	$144,054,200

Total assets	$499,260,401	$782,343,935	$911,161,872	$919,457,865	$1,094,632,891
Total Trust capital	$473,660,034	$753,187,394	$892,925,611	$879,154,612	$1,030,381,361
Net Asset Value per Series 1 Unit	$1,061.34	$1,175.07	$1,314.17	$1,211.97	$1,371.00
Net Asset Value per Series 2 Unit	$1,191.38	$1,261.94	$1,350.56	-	-
Net Asset Value per Series 3 Unit	$1,199.25	$1,267.10	$1,352.80	$1,221.44	-
Net Asset Value per Series 4 Units	$1,262.11	$1,307.09	$1,366.01	-	-
Increase (decrease) in Net Asset Value per Series 1 Unit	$(113.73)	$(139.10)	$102.20	$(159.03)	$213.83
Increase (decrease) in Net Asset Value per Series 2 Unit	$(70.56)	$(88.62)	$72.46	-	-
Increase (decrease) in Net Asset Value per Series 3 Unit	$(67.85)	$(85.70)	$131.36	$40.53	-
Increase (decrease) in Net Asset Value per Series 4 Units	$(44.98)	$(58.92)	$50.68

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

The Trust trades futures, forward and spot contracts, and may trade swap and options contracts, on interest rates, agricultural commodities, currencies, metals, energy and stock indices and forward contracts on currencies. Risk arises from changes in the value of these contracts (market risk) and the potential inability of counterparties or brokers to perform under the terms of their contracts (credit risk). Market risk is generally to be measured by the face amount of the futures positions acquired and the volatility of the markets traded. The credit risk from counterparty non-performance associated with these instruments is the net unrealized gain, if any, on these positions plus the value of the margin or collateral held by the counterparty. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In most OTC transactions, on the other hand, traders must rely (typically but not universally) solely on the credit of their respective individual counterparties. Margins which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may require margin or collateral in the OTC markets.

The Managing Owner has procedures in place to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. These procedures primarily focus on: (1) real time monitoring of open positions; (2) diversifying positions among various markets; (3) limiting the assets committed as margin or collateral, generally within a range of 5% to 35% of an account’s net assets at exchange, though the amount may at any time be substantially higher; (4) prohibiting pyramiding – that is, using unrealized profits in a particular market as margin for additional positions in the same market; and (5) changing the equity utilized for trading by an account solely on a controlled periodic basis, not automatically due to an increase in equity from trading profits. The Trust controls credit risk by dealing exclusively with large, well-capitalized financial institutions as brokers and counterparties.

The financial instruments traded by the Trust contain varying degrees of off-balance sheet risk whereby changes in the market values of the futures, forward and spot contracts or the Trust’s satisfaction of the obligations may exceed the amount recognized in the Statements of Financial Condition of the Trust.

Due to the nature of the Trust’s business, substantially all its assets are represented by cash, cash equivalents and U.S. government obligations, while the Trust maintains its market exposure through open futures, forward and spot contract positions.

The Trust’s futures contracts are settled by offset and are cleared by the exchange clearinghouse function. Open futures positions are marked-to-market each trading day and the Trust’s trading accounts are debited or credited accordingly. Options on futures contracts are settled either by offset or by exercise. If an option on a future is exercised, the Trust is assigned a position in the underlying future which is then settled by offset. The Trust’s spot and forward currency transactions conducted in the interbank market are settled by netting offsetting positions or payment obligations and by cash payments.

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

The Trust’s assets are generally held as cash or cash equivalents, including short-term U.S. government obligations, which are used to margin the Trust’s futures, forward and spot currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Trust’s futures, forward and spot trading, the Trust’s assets are highly liquid and are expected to remain so. During its operations through December 31, 2012, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

Critical Accounting Estimates

The Trust records its transactions in futures, forward and spot contracts, including related income and expenses, on a trade date basis. Open futures contracts traded on an exchange are valued at fair value, which is based on the closing settlement price on the exchange where the futures contract is traded by the Trust on the day with respect to which net assets are being determined. Open spot contracts are recorded at fair value based on current market prices (“spot prices”). Open forward currency contracts are recorded at fair value, based on pricing models that consider the current market prices plus the time value of money (“forward points”) and contractual prices of the underlying financial instruments. The spot prices and forward points for open forward currency contracts are generally based on the 3:00 P.M. New York time prices provided by widely used quotation service providers on the day with respect to which net assets are being determined. The forward points from the quotation service providers are generally in periods of one month, two months, three months and six months forward while the contractual forward delivery dates for the foreign currency contracts traded by the Trust may be in between these periods.

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

Results of Operations

The Trust’s success depends on the Managing Owner’s ability to recognize and capitalize on trends and other profit opportunities in different sectors of the global capital and commodity markets. The Managing Owner’s trading methods do not generally aim to predict price movements, nor do they always rely on fundamental economic supply or demand analysis or on macroeconomic assessments of the relative strengths of different national economies or economic sectors. Instead, the systems generally apply proprietary computer models to analyzing past market data, and from this data alone attempt to determine whether market prices are trending. Primarily technical traders such as the Managing Owner base their strategies on the theory that market prices reflect the collective judgment of numerous different traders and are, accordingly, the best and most efficient indication of market movements. However, there are frequent periods during which fundamental factors external to the market dominate prices.

If the Managing Owner’s trend-following models identify a trend, they signal positions which follow it. When these models identify the trend as having ended or reversed, these positions are either closed out or reversed. Due to their trend-following character, the Managing Owner’s trend-following systems do not predict either the commencement or the end of a price movement. Rather, their objective is to identify a trend early enough to profit from it and to detect its end or reversal in time to close out the Trust’s positions while retaining most of the profits made from following the trend.

In analyzing the performance of the Managing Owner’s trend-following systems, economic conditions, political events, weather factors, etc., are not directly relevant because the Managing Owner uses only market data in developing these systems. Additionally, in general there is no direct connection between particular market conditions and price trends. There are so many influences on the markets that the same general type of economic event may lead to a price trend in some cases but not in others. Further, even if significant price trends do occur, if these trends are not comprised of the type of price movements which these systems are designed to identify, the Managing Owner may not position the Trust to profit from or avoid losses due to the trend. Moreover, there have been prolonged periods in the futures markets without significant price movements, as well as markets, in which prices appear to be moving in one direction but then quickly reverse. Such periods may recur with considerable frequency, and the Managing Owner would expect it to be very difficult to achieve profitability in such markets.

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

2012

During 2012, the Trust achieved net realized and unrealized losses of $23,977,401 from its trading operations (including foreign exchange transactions and translations). Brokerage fees of $37,951,734, management fees of $651,848, administrative expenses of $1,968,723 and custody fees of $127,291 were paid or accrued. The Trust allocated $0 in profit share to the New Profits Memo Account for the benefit of the Managing Owner. Interest income of $870,824 partially offset the Trust expenses resulting in a net loss after profit share to the Managing Owner of $63,806,173.

An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)

Currencies	(2.35)%
Energies	(1.98)%
Grains	(1.26)%
Interest rates	4.12%
Livestock	(0.23)%
Metals	(2.10)%
Softs	0.47%
Stock indices	0.35%

Total	(2.98)%

The Trust posted a loss during the year as uncertainties concerning worldwide growth and inflation, fiscal and monetary policies, and political events restricted the development of sustained, exploitable trends. In this environment gains from trading interest rate futures and, to a lesser extent, equity and soft commodity futures, fell short of the losses generated from trading currency, energy, metal and grain futures.

Deleveraging in the developed world and the transition to a new growth model in the developing world that placed less emphasis on exports and greater emphasis on domestic demand interacted with the banking and sovereign stresses in Europe and fiscal dysfunction in the United States to weigh on worldwide economic activity. Important elections throughout the year—for example two Greek elections in a month, the French Presidential contest, the vote on the new Chinese leadership and the U.S. Presidential ballot—periodically added to negative pressures. Throughout 2012 these negative influences were resisted by unrelenting policy easing by monetary authorities, particularly in the developed world. The Federal Reserve led the way with Operation Twist, round 3 of quantitative easing, outright open market purchases of long term treasuries and mortgage backed securities, and finally tying policy to the unemployment rate along with the inflation rate. The European Central Bank (“ECB”) went from long term refinancing operations at the start of the year to outright monetary transactions near the year’s end. The Bank of Japan increased their asset purchase program five times and initiated an inflation target, and the Bank of England increased its quantitative easing program twice in 2012. Finally, there were a plethora of easing actions from the central banks of China, Brazil, India and many other Asian and European countries.

In large measure, these monetary efforts were meant to “buy time” for legislators and fiscal authorities to improve banking regulation and supervision, to rein in debt and deficits with appropriate and effective tax and expenditure programs, and to implement institutional changes to improve competitiveness. And while it was excruciatingly slow, there was progress. On June 29, European Union (“EU”) leaders announced an agreement to moderate conditions on emergency loans to Spanish banks, ease borrowing costs for Spain and Italy, move toward direct recapitalization of European banks with bailout funds, discuss a full EU banking union with ECB supervision (which was further advanced in December), advance the fiscal union discussion and discuss a €120 billion fund to promote growth. On July 26, ECB President Draghi vowed to do “…whatever it takes…” to preserve the euro. Importantly, Europe’s most troubled countries were implementing pension and welfare reforms, improving the functioning of labor markets, and strengthening revenue collection and spending controls. In the U.S., the fiscal cliff was avoided with a last minute deal.

Consequently, as the second half of 2012 progressed, the growth outlook brightened, albeit marginally. Improved housing statistics, a potential shale oil growth dividend, and stability in the American employment picture underpinned global investor sentiment. Chinese growth appeared to have bottomed in the third quarter, and emerging markets in general were steady to improving. Still, Europe was in recession and Japan was foundering.

Given this generally uncertain, easy money, low growth, low inflation, environment it is no surprise that long positions in German, French, Italian, Japanese, Australian and Canadian notes and bonds were profitable. Long positions in short term German and British instruments were also profitable. Meanwhile, trading of U.S. note and bond futures was marginally negative, as losses in the first quarter and again late in the year, when rates rebounded with improving economic activity, outdistanced profits from the spring and summer.

Equity futures trading was profitable as long positions produced gains in the last half of the year that were larger than the losses sustained from equity trading in the first six months. These profits likely reflected some improvement in the economic outlook as well as massive central bank liquidity injections. Long positions in South African, Turkish, Thai, French and U.S. indices showed gains, as did trading of the VIX. On the other hand, trading of German, British, Canadian, Indian and Asian equity futures produced losses.

A short Arabica coffee trade was very profitable as supplies were boosted by a bumper Brazilian crop. A short cotton trade was profitable during the first half when worldwide growth was weak. Meanwhile, trading of cocoa and sugar were unprofitable.

In a changeable “Risk On/Risk Off” environment, currency trading was volatile and unprofitable. Trading the U.S. dollar versus a variety of high yield, emerging market, and safe haven currencies was broadly unprofitable. On the other hand, short yen positions relative to the U.S. and Australian dollars during the fourth quarter benefitted from official efforts designed to weaken the yen to promote growth. A long Korean won trade during that same time frame was also quite profitable. A short Swiss franc/long Norway position was profitable. Short euro trades versus the Norwegian, Turkish and New Zealand currencies were profitable, while trading the euro against South Africa, Hungary and the Czech Republic produced losses as did sterling/Aussie trading.

Metal prices were volatile in 2012. Generally speaking, long gold and silver trades were unprofitable, while trading industrial metals predominantly from the short side proved a losing proposition. Trading of crude oil, heating oil and London gas oil was quite unprofitable as economic uncertainty and Middle East ructions blocked the development of sustained trends. Trading of U.S. natural gas, on the other hand, was profitable in the wake of the shale boom in North America.

Grain trading was unprofitable as prices declined initially on good crop prospects, spiked in early summer as drought took hold and plunged thereafter as demand weakened. Thus trading of corn, wheat, soybeans and soybean oil was unprofitable. Short livestock trades resulted in small losses too.

19

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

Market participants were buffeted by a dizzying array of economic growth, economic policy, political and natural disaster-related factors. There were floods in Australia, an earthquake, tsunami and nuclear disaster in Japan, earthquakes in New Zealand and floods in Thailand. Then there were the usual extreme wet and dry weather events that occurred throughout the world as well. On the fiscal front, policy paralysis and a lack of courage kept the U.S. and Europe from dealing in a definitive way with debt and deficit crises that led to ratings downgrades for many countries, endangered the worldwide banking system and led to volatile changes of governments in Greece, Italy and Spain. Throughout 2011, there were periodic developed countries’ monetary policy moves to prop up sagging confidence and prod weakening growth. Persistently low official interest rates and quantitative easing by the Federal Reserve, Bank of England, and the ECB — especially with its late in the year injection of long term lending to banks — aimed to counter despair with some hope. Also, in late November, six central banks, orchestrated by the Federal Reserve, reduced the cost of dollar funding for commercial banks worldwide after the rating’s agencies announced downgrades for many of the largest global banks. By August, even emerging market central banks, including China, Brazil, India and Indonesia, that had been maintaining relatively tight monetary policies in order to contain inflation, began to ease as slowing growth become a bigger worry. Indeed, during the final four months of the year, downward growth revisions peppered the market regularly as the International Monetary Fund, World Bank, Organization for Economic Co-operation and Development, ECB, European Commission, Bank of England, Federal Reserve, Bank of Japan and numerous private financial institutions lowered their GDP forecasts. Exchange rate policy was also far from steady in 2011. Many countries from Switzerland and Japan to Brazil and Chile enacted policies designed to counter and reverse the upward pressure on their currencies that threatened their export industries. Finally from the Middle East, the Arab Spring, Iranian intransigence on seeking nuclear power and the U.S. exit from Iraq added to uncertainty, particularly in the energy sector, prompting the International Energy Agency to release 60 million barrels of oil from strategic reserves in July.

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

Contractual Obligations

The Trust does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Trust’s sole business is trading futures, forward and spot contracts, both long (contracts to buy) and short (contracts to sell). The Trust may also trade swaps. All such contracts are settled by offset, not delivery. Substantially all such contacts are for settlement within four months of the trade date and are held by the Trust for less than four months before being offset or rolled over into new contracts with similar maturities. The Trust’s Financial Statements, included as Exhibit 13.01 to this report, present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Trust’s open future and forward currency contracts, both long and short, at December 31, 2012.

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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest and lowest amounts of trading Value at Risk associated with the Trust’s open positions by market category for the fiscal years ended December 31, 2012 and 2011. During fiscal year 2012 and 2011, the Trust’s average total capitalization was approximately $582.6 million and $850.7 million, respectively.

Fiscal Year 2012
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk
Currencies	$28.8	5.0%	$40.6	$20.6
Energies	$5.8	1.0%	$9.4	$2.7
Grains	$2.5	0.4%	$3.3	$1.3
Interest rates	$20.6	3.5%	$22.1	$17.8
Livestock	$0.2	0.0%	$0.4	$0.1
Metals	$5.8	1.0%	$11.2	$2.6
Softs	$2.0	0.3%	$2.8	$1.5
Stock indices	$20.2	3.5%	$23.6	$14.0
Total	$85.9	14.7%

Fiscal Year 2011
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk
Currencies	$41.5	4.9%	$61.6	$19.9
Energies	$7.5	0.9%	$9.7	$6.1
Grains	$4.8	0.5%	$5.4	$3.4
Interest rates	$22.7	2.7%	$27.0	$15.0
Livestock	$0.5	0.1%	$0.7	$0.3
Metals	$8.8	1.0%	$10.5	$7.0
Softs	$2.4	0.3%	$3.4	$1.1
Stock indices	$20.5	2.4%	$33.7	$8.5
Total	$108.7	12.8%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts during the fiscal year. Average Capitalization is the average of the Trust’s capitalization at the end of each month during the fiscal years 2012 and 2011. Dollar amounts represent millions of dollars.

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

The following were the primary trading risk exposures of the Trust as of December 31, 2012, by market sector.

Financial Instruments. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Trust and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Trust’s profitability. The Trust’s primary interest rate exposure is to interest rate fluctuations in countries or regions including Australia, Canada, Japan, Switzerland, the U.K., the U.S. and the Eurozone. However, the Trust also may take positions in futures contracts on the government debt of other nations. The Managing Owner anticipates that interest rates in these industrialized countries or areas, both long-term and short-term, will remain the primary interest rate market exposure of the Trust for the foreseeable future.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Trust as of December 31, 2012.

Foreign Currency Balances. The Trust’s primary foreign currency balances are in Australian Dollars, British Pounds, Canadian Dollars, Euros, Japanese Yen, Korean Won, Malaysian Ringgit, Swiss Francs and Thai Bhat. To the extent possible, the Trust controls the non-trading risk of these balances by regularly converting these balances back into U.S. dollars (no less frequently than twice a month).

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

When arriving at the portfolio allocation, the Managing Owner seeks maximum diversification subject to liquidity and sector concentration constraints, and each market is traded using a diversified (but generally not optimized for each particular market) set of trading systems. The markets traded and allocations are reviewed at least monthly, although changes may occur more or less frequently. The following factors, among others, are considered in constructing a universe of markets to trade for the Trust: profitability, liquidity of markets, professional judgment, desired diversification, transaction costs, exchange regulations and depth of market. Once the universe of markets is established, the Managing Owner’s simulation and optimization techniques help determine which markets to include in the Trust’s portfolio. The current allocation to any market in the Trust’s portfolio does not exceed 3% of total market exposure, measured by risk allocation.

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

Additional money management principles applicable to the portfolio as a whole include: (1) limiting the assets committed as margin or collateral, generally within a range of 5% to 35% of an account’s net assets at exchange, though the amount may at any time be substantially higher or lower; (2) prohibiting pyramiding — that is, using unrealized profits in a particular market as margin for additional positions solely in the same market; and (3) changing the equity used for trading by an account solely on a controlled periodic basis, not automatically due to an increase in equity from trading profits.

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

Item 8.   Financial Statements and Supplementary Data

Financial statements required by this item, including the report of Deloitte & Touche LLP for the fiscal years ended December 31, 2012, 2011 and 2010, are included as Exhibit 13.01 to this report.

The following summarized quarterly financial information presents the results of operations for the three month periods ended March 31, June 30, September 30 and December 31, 2012 and 2011. This information has not been audited.

	Fourth Quarter 2012	Third Quarter 2012	Second Quarter 2012	First Quarter 2012
Interest Income:	$214,759	$176,744	$212,487	$266,834
Net Realized and Unrealized Gains (Losses):	6,873,453	5,707,194	7,438,771	(43,996,819)
Expenses*:	8,370,444	9,603,855	10,716,307	12,008,990
Net Loss:	(1,282,232)	(3,719,917)	(3,065,049)	(55,738,975)
Decrease in Net Asset Value per Series 1 Unit	(3.22)	(11.96)	(9.07)	(89.48)
Increase (Decrease) in Net Asset Value per Series 2 Unit	9.30	(0.13)	3.19	(82.92)
Increase (Decrease) in Net Asset Value per Series 3 Unit	10.10	0.61	3.96	(82.52)
Increase (Decrease) in Net Asset Value per Series 4 Unit	16.88	6.85	10.28	(78.99)

	Fourth Quarter 2011	Third Quarter 2011	Second Quarter 2011	First Quarter 2011
Interest Income:	$356,127	$448,040	$575,608	$692,240
Net Realized and Unrealized Gains (Losses):	(16,653,534)	8,155,864	(19,140,566)	(6,601,847)
Expenses*:	13,108,009	14,335,180	15,066,886	15,221,761
Net Loss:	(29,405,416)	(5,731,276)	(33,631,844)	(21,131,368)
Decrease in Net Asset Value per Series 1 Unit	(45.39)	(10.19)	(51.19)	(32.33)
Increase (Decrease) in Net Asset Value per Series 2 Unit	(33.96)	3.86	(39.72)	(18.80)
Increase (Decrease) in Net Asset Value per Series 3 Unit	(33.29)	4.69	(39.05)	(18.05)
Increase (Decrease) in Net Asset Value per Series 4 Unit	(27.64)	11.45	(31.82)	(10.91)

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

      The Managing Owner assessed the effectiveness of its internal control over financial reporting with respect to the Trust as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on its assessment, management has concluded that, as of December 31, 2012, the Managing Owner’s internal control over financial reporting with respect to the Trust is effective based on those criteria.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the Managing Owner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in the Trust’s internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

(a, b) Identification of Directors and Executive Officers

The Trust has no directors or executive officers. The Trust is controlled and managed by the Managing Owner under a delegation of authority by the Trustee.

Millburn Ridgefield Corporation, the Managing Owner, is a Delaware corporation operating in Greenwich, Connecticut, organized in May 1982 to manage discretionary accounts primarily in futures, forward and spot markets. It is the corporate successor to a futures trading and advisory organization which has been continuously managing assets in the currency and futures markets using quantitative, systematic techniques since 1971.

The principals and senior officers of the Managing Owner as of December 31, 2012 are as follows:

Harvey Beker, age 59. Mr. Beker is Co-Chief Executive Officer and Co-Chairman of the Managing Owner and Chief Executive Officer and Chairman of The Millburn Corporation, and serves as a member of the Managing Owner’s Investment Committee. He received a Bachelor of Arts degree in economics from New York University (“NYU”) in 1974 and a Master of Business Administration degree in finance from NYU in 1975. From June 1975 to July 1977, Mr. Beker was employed by the investment bank Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies. From July 1977 to June 1978, Mr. Beker was a futures trader at the commodities and securities brokerage firm of Clayton Brokerage Co. of St. Louis. Mr. Beker has been employed by The Millburn Corporation since June 1978 and initially served as the Director of Operations for its affiliate, Millburn Partners. During his tenure at the Managing Owner (including its affiliates, Millburn Partners and CommInVest Research Limited Partnership (“CommInVest”)), he has been instrumental in the development of the research, trading and operations areas. Mr. Beker became a principal of the firm in June 1982, and a partner in the predecessor to ShareInVest Research L.P. (“ShareInVest”) in April 1982. Mr. Beker became registered as an Associated Person of the Managing Owner effective November 25, 1986. Additionally, he became listed as a Principal and registered as an Associated Person of The Millburn Corporation effective February 8, 1984 and May 23, 1989, respectively. He was also listed as a Principal and registered as an Associated Person of ShareInVest effective February 20, 1986 until February 25, 2007. Mr. Beker has also served as Co-Chairman of Millburn International, LLC (“Millburn International”) since its inception.

Gregg R. Buckbinder, age 54. Mr. Buckbinder is Senior Vice-President and Chief Operating Officer of the Managing Owner and The Millburn Corporation. He joined the Managing Owner and The Millburn Corporation in January 1998 from Odyssey Partners, L.P., an investment management firm, where he was responsible for the operation, administration and accounting of the firm’s merchant banking and managed account businesses from July 1990 through December 1997. Mr. Buckbinder was employed by Tucker Anthony, a securities broker and dealer, from June 1985 to July 1990 where he was First Vice President and Controller, and from August 1983 to June 1984 where he designed and implemented various operations and accounting systems. He was with the public accounting firm of Ernst & Whinney from June 1984 to June 1985 as a manager in the tax department and from September 1980 to August 1983 as a senior auditor, with an emphasis on clients in the financial services business. Mr. Buckbinder graduated cum laude from Pace University (“Pace”) in 1980 with a B.B.A. in accounting and received an M.S. in taxation from Pace in 1988. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. Mr. Buckbinder has also served as Senior Vice President, Chief Operating Officer and a Director of Millburn International since its inception. Mr. Buckbinder became listed as a Principal of the Managing Owner effective February 5, 1999. He became listed as a Principal of The Millburn Corporation effective March 23, 1998. Mr. Buckbinder became a partner in ShareInVest in January 2000. He was also listed as a Principal of ShareInVest effective February 28, 2001 until February 25, 2007.

George E. Crapple, age 68. Mr. Crapple is Co-Chief Executive Officer and Co-Chairman of the Managing Owner and served in the same capacities at The Millburn Corporation through May 31, 2011, and serves as a member of the Managing Owner’s Investment Committee. In 1966, he graduated with honors from the University of Wisconsin where his field of concentration was economics and he was elected to Phi Beta Kappa. In 1969, he graduated from Harvard Law School, magna cum laude, where he was an editor of the Harvard Law Review. He was a lawyer with the law firm of Sidley Austin, Chicago, Illinois, from June 1969 until April 1, 1983, as a partner since July 1975, specializing in commodities, securities, corporate and tax law. He was first associated with the Managing Owner in June 1976 and joined the Managing Owner and The Millburn Corporation (including its affiliates, Millburn Partners and CommInVest) on April 1, 1983 on a full-time basis. Mr. Crapple ceased his employment with The Millburn Corporation effective May 31, 2011. He became a partner in ShareInVest in April 1984. Mr. Crapple is a past Director, Member of the Executive Committee, Chairman of the Appeals Committee and a former Chairman of the Eastern Regional Business Conduct Committee of the NFA, past Chairman of the Managed Funds Association (“MFA”), a member of the Global Markets Advisory Committee of the CFTC and a member of the board of directors of the Futures Industry Association. Mr. Crapple has also served as Co-Chairman of Millburn International since its inception. Mr. Crapple became listed as a Principal and registered as an Associated Person and Swap Associated Person of the Managing Owner effective September 13, 1984, April 2, 1988 and December 26, 2012, respectively. Additionally, he was listed as a Principal and registered as an Associated Person of The Millburn Corporation effective April 9, 1981 and May 23, 1989, respectively, until May 31, 2011. He was also listed as a Principal and registered as an Associated Person of ShareInVest effective February 20, 1986 until February 25, 2007.

Steven M. Felsenthal, age 43. Mr. Felsenthal is General Counsel and Chief Compliance Officer of the Managing Owner and The Millburn Corporation. Prior to joining the Managing Owner and its affiliates in January 2004, Mr. Felsenthal was a senior associate in the investment management group at the law firm of Schulte Roth & Zabel LLP (September 1999 - January 2004), where he represented and advised hedge funds, registered investment companies, investment advisers, broker-dealers and banks in connection with all facets of their asset management businesses, and a member of the tax department of the law firm of Kramer, Levin, Naftalis & Frankel LLP (October 1996 - September 1999). He graduated cum laude from Yeshiva University in 1991 with a B.A. in political science, and order of the coif from Fordham University School of Law in 1996, where he also served as an editor of the Fordham Environmental Law Journal. Mr. Felsenthal received an LL.M degree in taxation from NYU School of Law in 2001 and has written and been quoted in numerous published articles, and frequently speaks at conferences, on various topics related to investment management. Mr. Felsenthal is a member of the New York State Bar (since August 1997), former Chairman of the hedge fund industry group MFA CPO/CTA Advisory Committee (November 2006 to June 2010) and is currently Co-Chairman of the Steering Committee of MFA’s CPO/CTA Forum (since June 2010), a member of the Editorial Board of the Journal of Operations & Custody (formerly known as the Journal of Securities Law, Regulation and Compliance) (since February 2007) and a faculty member of the Regulatory Compliance Association’s Chief Compliance Officer University (since May 2009). Mr. Felsenthal has also served as General Counsel, Chief Compliance Officer and Secretary of Millburn International since its inception. Mr. Felsenthal became listed as a Principal of the Managing Owner and The Millburn Corporation effective June 24, 2004. Mr. Felsenthal also served as General Counsel and Chief Compliance Officer of ShareInVest.

Mark B. Fitzsimmons, age 65. Mr. Fitzsimmons is a Senior Vice-President of the Managing Owner and served in the same capacity at The Millburn Corporation until December 31, 2011. His responsibilities include both business development and investment strategy. He joined the Managing Owner and its affiliates in January 1990 from the brokerage firm of Morgan Stanley & Co. Incorporated, a global financial services firm, where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm from October 1987 until January 1990. From September 1977 to October 1987, he was with the financial institution Chemical Bank New York Corporation (“Chemical”), first as a Senior Economist in Chemical’s Foreign Exchange Advisory Service and later as a Vice-President and Manager of Chemical’s Corporate Trading Group. While at Chemical he also traded both foreign exchange and fixed income products. From September 1973 to September 1977, Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department. He graduated summa cum laude from the University of Bridgeport, Connecticut in 1970 with a B.S. degree in economics. His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973. Mr. Fitzsimmons became listed as a Principal and registered as an Associated Person of the Managing Owner effective July 2, 1993, and April 15, 2009, respectively. Mr. Fitzsimmons was a listed Principal and registered Associated Person of The Millburn Corporation effective June 20, 1995 until December 31, 2011 and October 12, 1992 until December 31, 2011, respectively. Mr. Fitzsimmons was a partner in ShareInVest beginning in January 2000. He was also a listed Principal of ShareInVest effective May 19, 1999 until February 25, 2007.

Barry Goodman, age 55. Mr. Goodman is Executive Vice-President and Executive Director of Trading for the Managing Owner and The Millburn Corporation, and serves as a member of the Managing Owner’s Investment Committee. As Executive Vice President, Mr. Goodman also plays an integral role in business and product development, and in the strategic direction of the firm as a whole. Mr. Goodman joined the Managing Owner and The Millburn Corporation (including its affiliate, Millburn Partners) in November 1982 as Assistant Director of Trading. His responsibilities include overseeing the firm’s trading operations and managing its trading relationships, as well as the design and implementation of trading systems. From September 1980 through October 1982, he was a commodity trader at the brokerage firm of E. F. Hutton & Co., Inc. (“E.F. Hutton”). At E.F. Hutton, he also designed and maintained various technical indicators and coordinated research projects pertaining to the futures markets. Mr. Goodman graduated magna cum laude from Harpur College of the State University of New York in 1979 with a B.A. in economics. Mr. Goodman has also served as President and a Director of Millburn International since its inception. Mr. Goodman became listed as a Principal and registered as an Associated Person and Swap Associated Person of the Managing Owner effective December 19, 1991, May 23, 1989 and January 14, 2013, respectively. He also became listed as a Principal and registered as an Associated Person of The Millburn Corporation effective June 20, 1995 and April 5, 1989, respectively. He became a partner in ShareInVest in January 1994. Mr. Goodman was a listed Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Dennis B. Newton, age 61. Mr. Newton is a Senior Vice-President of the Managing Owner and served in the same capacity at The Millburn Corporation through July 1, 2011. His primary responsibilities are in administration and business development. Prior to joining the Managing Owner and The Millburn Corporation in September 1991, Mr. Newton was President of Phoenix Asset Management, Inc., a registered commodity pool operator from April 1990 to August 1991 and President of its affiliated introducing broker, Phoenix Futures Inc. (“Phoenix”), from March 1990 to June 1991. Mr. Newton was listed as a Principal of Phoenix Asset Management, Inc. and Phoenix beginning in June 1990 and April 1990, respectively, and, although he left the firms in August 1991 and June 1991, respectively, his registration as a Principal was not withdrawn until January 1992 and November 1992, respectively. Mr. Newton was registered as an Associated Person of Phoenix from May 1990 until June 1991 and of Phoenix Asset Management, Inc. from May 1990 until January 1992 (although he left the firm prior to that date, in August 1991). Prior to his employment with Phoenix, Mr. Newton was a Director of Managed Futures with the brokerage firm of Prudential-Bache Securities Inc. (“Prudential-Bache”) from October 1987 to March 1990 and was associated with its affiliated futures commission merchant entity, Prudential Securities Futures Management, Inc. Until March 1990, he was registered as an Associated Person with Prudential Equity Group LLC (beginning in October 1987), and was listed as a Principal of the commodity pool operator Seaport Futures Management, Inc. (“Seaport”) (beginning in January 1989) and Prudential Securities Futures Management, Inc. (beginning in June 1989). Mr. Newton was a Director of Seaport, and his responsibilities at Seaport, Prudential-Bache, Prudential Securities Futures Management, Inc. and Prudential Equity Group LLC included the organization and marketing of public commodity pools. Mr. Newton joined Prudential-Bache from Heinold Asset Management, Inc. (“Heinold”), and its affiliated futures commission merchant, Heinold Commodities Inc., where he was a member of the senior management team from October 1974 to October 1987. Heinold was a pioneer and one of the largest sponsors of funds utilizing futures and currency forward trading. Mr. Newton was registered as an Associated Person (March 1981 - October 1987) of Heinold Commodities Inc. Mr. Newton was registered as an Associated Person of Heinold beginning in January 1986 and was listed as a Principal of Heinold beginning in February 1986. Although Mr. Newton left Heinold in October 1987, his registration as an Associated Person and his listing as a Principal were not withdrawn until November 1987. Mr. Newton joined the Managing Owner as an Associated Person in May 1991, and then joined the Managing Owner and its affiliates on a full-time basis in September 1991. Mr. Newton became listed as a Principal and registered as an Associated Person, branch office manager and Swap Associated Person of the Managing Owner effective May 14, 1997, May 30, 1991, December 16, 1991 and December 26, 2012, respectively. He also became listed as Principal of The Millburn Corporation effective May 5, 2004 until July 1, 2011.

Grant N. Smith, age 61. Mr. Smith is Executive Vice-President and Director of Research of the Managing Owner and The Millburn Corporation, and serves as a member of the Managing Owner’s Investment Committee. He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm. He received a B.S. degree from the Massachusetts Institute of Technology (“MIT”) in 1974 and an M.S. degree from MIT in 1975. While at MIT, he held several teaching and research positions in the computer science field and participated in various projects relating to database management. He joined the predecessor entity to The Millburn Corporation in June 1975, and has been continuously associated with the Managing Owner, The Millburn Corporation and their affiliates since that time. Mr. Smith has also served as a Director of Millburn International since its inception, where he, along with the other Directors of Millburn International, is responsible for its overall management. Mr. Smith became listed as a Principal and registered as an Associated Person of the Managing Owner, effective December 19, 1991 and April 15, 2009, respectively. He became listed as a Principal and registered as an Associated Person of The Millburn Corporation effective June 20, 1995 and May 21, 1992, respectively. Mr. Smith also became a partner in ShareInVest in January 1994. He also was listed as a Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Tod A. Tanis, age 58. Mr. Tanis is a Vice President and Principal Accounting Officer of the Managing Owner and The Millburn Corporation. He is responsible for overseeing operations and accounting for the firm’s commodity pools. He graduated from Grove City College in May 1976 with a B.A. in accounting and joined the Managing Owner and The Millburn Corporation in May 1983. Prior to joining the Managing Owner and its affiliates, he was with the brokerage firm of E.F. Hutton, where he was a Manager from December 1982 to April 1983; a Supervisor from August 1982 to December 1982; an International Accountant from April 1979 to August 1982; and a staff accountant from June 1978 to April 1979. As a Supervisor at E.F. Hutton, he was responsible for supervising internal and external reporting for the futures division. In December of 1982, he was promoted to Manager and continued his role in supervising internal and external reporting. Mr. Tanis also served as a Junior Accountant and then International Staff Accountant with the brokerage firm of Merrill Lynch & Company from September 1976 to May 1978. Mr. Tanis became listed as a Principal of the Managing Owner and The Millburn Corporation effective July 14, 2004.

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

(b)   Security Ownership of Management

Under the terms of the Trust Agreement, the Trust’s affairs are managed by the Managing Owner, which has discretionary authority over the Trust’s trading. The Managing Owner’s managing owner interest was valued at $9,313,020 as of December 31, 2012, 1.97% of the Trust’s total capital.

(c)   Changes in Control

None.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

See “Item 11.  Executive Compensation” and “Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”  The Trust allocated to the Managing Owner $37,951,734 in brokerage fees, $651,848 in management fees and $0 in profit share for the year ended  December 31, 2012.  The Managing Owner’s capital interest was allocated net loss of $331,923 for the year ended December 31, 2012.  The Managing Owner has paid certain administrative expenses to third-parties on behalf of the Trust, related to legal, accounting, auditing, printing, postage and similar administrative expenses, and has been or will be reimbursed without interest by the Trust.  At December 31, 2012, the Trust owed the Managing Owner redemption penalty payable of $11,982.  The Trust is prohibited from making any loans.

Item 14.   Principal Accountant Fees and Services

(1)          Audit Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Trust’s financial statements and reviews of the financial statements included in the quarterly reports on Form 10-Q and in connection with the statutory and regulatory filings for the years ended December 31, 2012 and 2011 were approximately $185,500 and $150,000, respectively.

(2)          Audit-Related Fees

The Trust did not engage Deloitte & Touche LLP for internal control consulting services.

(3)          Tax Fees

The Trust did not engage Deloitte & Touche LLP for professional services for tax compliance, advice or planning services.

(4)          All Other Fees

There were no other fees for the years ended December 31, 2012 and 2011.

(5)          Pre-Approval Policies

The board of directors of the Managing Owner pre-approves the engagement of the Trust’s auditor for all services to be provided by the auditor.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)(1)   Financial Statements

The following are included with the 2012 Annual Report to Security Holders, a copy of which is filed herewith as Exhibit 13.01.

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

(a)(3)   Exhibits as required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Designation	Description

13.01	2012 Annual Report to Security Holders

31.01	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.03	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.01	Section 1350 Certification of Principal Executive Officer

32.02	Section 1350 Certification of Principal Executive Officer

32.03	Section 1350 Certification of Principal Financial Officer

100.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2013.

GLOBAL MACRO TRUST

By:	Millburn Ridgefield Corporation,
Managing Owner

By:	/s/ Harvey Beker
Harvey Beker
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Managing Owner of the Registrant and in the capacities and on the date indicated.

Title with
Signature	Managing Owner	Date

/s/ Harvey Beker	Co-Chief Executive	March 28, 2013
Harvey Beker	Officer and Director
(Principal Executive Officer)

/s/ George E. Crapple	Co-Chief Executive	March 28, 2013
George E. Crapple	Officer and Director
(Principal Executive Officer)

/s/ Gregg Buckbinder	Chief Financial and Operating Officer	March 28, 2013
Gregg Buckbinder	(Principal Financial Officer)

/s/ Tod A. Tanis	Vice President	March 28, 2013
Tod A. Tanis	(Principal Accounting Officer)

(Being the principal executive officers, the principal financial officer and principal accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

EXHIBIT INDEX

The following exhibits are included herewith.

Designation	Description

13.01	2011 Annual Report to Security Holders

31.01	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.03	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.01	Section 1350 Certification of Principal Executive Officer

32.02	Section 1350 Certification of Principal Executive Officer

32.03	Section 1350 Certification of Principal Financial Officer

100.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

