Form 10-Q
period 2013-03-31
GLOBAL MACRO TRUST
filed 2013-05-14
CIK 1145765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:  March 31, 2013

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

Yes ☐          No ☒

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Global Macro Trust

Financial statements

For the three months ended March 31, 2013 and 2012 (unaudited)

(a) At March 31, 2013 and December 31, 2012 (unaudited)

(b) For the three months ended March 31, 2013 and 2012 (unaudited)

Global Macro Trust

Statements of Financial Condition (UNAUDITED)

	March 31	December 31
	2013	2012

ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes – at fair value (amortized cost $76,002,496 and $99,057,395)	$76,033,163	$99,079,846
Net unrealized appreciation on open futures and forward currency contracts	6,226,603	8,445,476
Due from brokers	16,876,150	8,002,955
Cash denominated in foreign currencies (cost $2,462,487 and $4,308,932)	2,409,467	4,327,157
Total equity in trading accounts	101,545,383	119,855,434

INVESTMENTS IN U.S. TREASURY NOTES – at fair value (amortized cost $350,582,374 and $368,743,783)	350,684,260	368,829,890
CASH AND CASH EQUIVALENTS	15,046,538	8,138,415
ACCRUED INTEREST RECEIVABLE	977,713	2,436,662
TOTAL	$468,253,894	$499,260,401

LIABILITIES AND TRUST CAPITAL
LIABILITIES:
Subscriptions by Unitholders received in advance	$616,602	$883,797
Net unrealized depreciation on open futures and forward currency contracts	4,096,156	3,314,912
Due to Managing Owner	291,290	142,003
Due to Unitholders	25,000	-
Accrued brokerage and custodial fees	2,238,155	2,427,117
Accrued management fees	56,074	57,790
Redemptions payable to Unitholders	9,475,657	16,282,107
Accrued expenses	67,276	171,645
Cash denominated in foreign currencies (cost $-639,817 and -$1,234,117)	624,295	1,267,184
Due to brokers	-	1,053,812
Total liabilities	17,490,505	25,600,367

TRUST CAPITAL:
Managing Owner interest (8,919.432 and 8,774.775 units outstanding)	9,599,717	9,313,020
Series 1 Unitholders (376,661.883 and 404,080.828 units outstanding)	405,390,336	428,867,469
Series 2 Unitholders (225.050 and 242.952 units outstanding)	274,822	289,447
Series 3 Unitholders (26,903.259 and 27,951.367 units outstanding)	33,090,928	33,520,653
Series 4 Unitholders (1,850.618 and 1,322.742 units outstanding)	2,407,586	1,669,445
Total trust capital	450,763,389	473,660,034

TOTAL:	$468,253,894	$499,260,401

NET ASSET VALUE PER UNIT OUTSTANDING:
Series 1 Unitholders	$1,076.27	$1,061.34
Series 2 Unitholders	$1,221.16	$1,191.38
Series 3 Unitholders	$1,230.00	$1,199.25
Series 4 Unitholders	$1,300.96	$1,262.11

See notes to financial statements

Global Macro Trust

Condensed Schedule of Investments (UNAUDITED)

March 31, 2013

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	0.39%	$1,761,014
Grains	(0.13)	(584,888)
Interest rates:
2 Year U.S. Treasury Note (2,904 contracts, settlement date June 2013)	0.02	105,002
5 Year U.S. Treasury Note (1,913 contracts, settlement date June 2013)	0.09	413,086
10 Year U.S. Treasury Note (838 contracts, settlement date June 2013)	0.08	357,578
30 Year U.S. Treasury Bond (109 contracts, settlement date June 2013)	0.02	68,500
Other interest rates	0.67	3,037,434
Total interest rates	0.88	3,981,600

Livestock	0.00	18,650
Metals	(0.47)	(2,153,878)
Softs	0.07	328,134
Stock indices	(0.37)	(1,667,829)
Total long futures contracts	0.37	1,682,803
Short futures contracts:
Energies	(0.32)	(1,441,219)
Grains	0.29	1,289,683
Interest rates	(0.07)	(321,984)
Livestock	(0.07)	(311,530)
Metals	0.64	2,865,758
Softs	0.18	817,413
Stock indices	0.08	383,010
Total short futures contracts	0.73	3,281,131
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	1.10	4,963,934

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.51)	(2,304,931)
Total short forward currency contracts	(0.12)	(528,556)
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS-Net	(0.63)	(2,833,487)

TOTAL	0.47%	$2,130,447

(Continued)

Global Macro Trust

Condensed Schedule of Investments (UNAUDITED)

March 31, 2013

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$146,530,000	U.S. Treasury notes, 3.375%, 07/31/2013	32.86%	$148,132,671
119,840,000	U.S. Treasury notes, 0.125%, 09/30/2013	26.59	119,849,363
50,710,000	U.S. Treasury notes, 0.500%, 11/15/2013	11.28	50,829,842
106,800,000	U.S. Treasury notes, 1.250%, 03/15/2014	23.94	107,905,547
	Total investments in U.S. Treasury notes (amortized cost $426,584,870)	94.67%	$426,717,423

See notes to financial statements	(Concluded)

Global Macro Trust

Condensed Schedule of Investments

December 31, 2012

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	0.54%	$2,577,288
Grains	(0.09)	(404,470)
Interest rates:
2 Year U.S. Treasury Note (4,077 contracts, settlement date March 2013)	0.06	292,341
5 Year U.S. Treasury Note (1,181 contracts, settlement date March 2013)	(0.01)	(47,455)
10 Year U.S. Treasury Note (545 contracts, settlement date March 2013)	(0.02)	(111,109)
30 Year U.S. Treasury Bond (105 contracts, settlement date March 2013)	(0.01)	(40,844)
Other interest rates	0.42	2,001,287
Total interest rates	0.44	2,094,220

Metals	0.04	182,574
Softs	0.00	14,300
Stock indices	0.67	3,157,189
Total long futures contracts	1.60	7,621,101

Short futures contracts:
Energies	(0.64)	(3,030,038)
Grains	0.04	224,946
Interest rates	0.01	32,326
Livestock	(0.00)	(11,590)
Metals	(0.19)	(897,543)
Softs	0.14	647,490
Stock indices	(0.02)	(106,850)
Total short futures contracts	(0.66)	(3,141,259)
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	0.94	4,479,842

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.20)	(949,561)
Total short forward currency contracts	0.34	1,600,283
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS-Net	0.14	650,722

TOTAL	1.08%	$5,130,564

(Continued)

Global Macro Trust

Condensed Schedule of Investments

December 31, 2012

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$137,850,000	U.S. Treasury notes, 0.625%, 02/28/2013	29.13%	$137,973,850
146,530,000	U.S. Treasury notes, 3.375%, 07/31/2013	31.51	149,271,714
129,840,000	U.S. Treasury notes, 0.125%, 09/30/2013	27.41	129,809,569
50,710,000	U.S. Treasury notes, 0.500%, 11/15/2013	10.74	50,854,603
	Total investments in U.S. Treasury notes (amortized cost $467,801,178)	98.79%	$467,909,736

See notes to financial statements	(Concluded)

Global Macro Trust

Statements of Operations (UNAUDITED)

	For the three months ended
	March 31	March 31
	2013	2012
INVESTMENT INCOME:
Interest income	$208,311	$266,834

EXPENSES:
Brokerage and custodial fees	7,200,241	11,277,869
Administrative expenses	437,257	532,057
Custody fees and other expenses	24,701	38,616
Management fees	170,228	160,448
Total expenses	7,832,427	12,008,990

NET INVESTMENT LOSS	(7,624,116)	(11,742,156)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	18,120,218	(25,667,890)
Foreign exchange translation	(204,052)	85,659
Net change in unrealized:
Futures and forward currency contracts	(3,000,117)	(18,239,492)
Foreign exchange translation	(22,656)	48,872
Net gains (losses) from U.S. Treasury notes:
Realized	3,157	(24,513)
Net change in unrealized	23,995	(199,455)
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)	14,920,545	(43,996,819)

NET INCOME (LOSS)	$7,296,429	$(55,738,975)

NET INCOME (LOSS) PER UNIT OUTSTANDING
Series 1 Unitholders	$14.93	$(89.48)
Series 2 Unitholders	$29.78	$(82.92)
Series 3 Unitholders	$30.75	$(82.52)
Series 4 Unitholders	$38.85	$(78.99)

See notes to financial statements

Global Macro Trust

Statements of Changes in Trust Capital (UNAUDITED)

For the three months ended March 31, 2013:

	Series 1 Unitholders		Series 2 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at January 1, 2013	$428,867,469	404,080.828	$289,447	242.952	$33,520,653	27,951.367	$1,669,445	1,322.742	$9,313,020	8,774.775	$473,660,034
Subscriptions	1,139,400	1,066.604	-	-	966,000	801.743	669,867	527.876	-	-	2,775,267
Redemptions	(30,703,982)	(28,712.473)	(21,465)	(17.902)	(2,242,894)	(1,849.851)	-	-	-	-	(32,968,341)
Addt'l units allocated *	-	226.924	-	-	-	-	-	-	-	144.657	-
Net income	6,087,449	-	6,840	-	847,169	-	68,274	-	286,697	-	7,296,429
March 31, 2013	$405,390,336	376,661.883	$274,822	225.050	$33,090,928	26,903.259	$2,407,586	1,850.618	$9,599,717	8,919.432	$450,763,389

Net asset value per unit outstanding at at March 31, 2013:	$1,076.27		$1,221.16		$1,230.00		$1,300.96

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and the Managing Owner	(Continued)

Global Macro Trust

Statements of Changes in Trust Capital (UNAUDITED)

For the three months ended March 31, 2012:

	Series 1 Unitholders		Series 2 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at January 1, 2012	$709,737,394	603,996.596	$240,698	190.737	$32,771,232	25,863.120	$793,127	606.787	$9,644,943	8,207.970	$753,187,394
Subscriptions	8,629,420	7,536.487	-	-	1,755,733	1,416.471	835,559	646.760	-	-	11,220,712
Redemptions	(57,212,948)	(51,623.401)	(9,347)	(7.591)	(1,386,122)	(1,134.214)	-	-	-	-	(58,608,417)
Addt'l units allocated *	-	403.081	-	-	-	-	-	-	-	139.296	-
Net loss	(52,882,019)	-	(15,419)	-	(2,169,450)	-	(89,206)	-	(582,881)	-	(55,738,975)
Trust capital at
March 31, 2012	$608,271,847	560,312.763	$215,932	183.146	$30,971,393	26,145.377	$1,539,480	1,253.547	$9,062,062	8,347.266	$650,060,714

Net asset value per unit outstanding at at March 31, 2012:	$1,085.59		$1,179.02		$1,184.58		$1,228.10

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and the Managing Owner

See notes to financial statements	(Concluded)

Global Macro Trust

Statements of Financial Highlights (UNAUDITED)

For the three months ended March 31	2013				2012
	Series 1	Series 2	Series 3	Series 4	Series 1	Series 2	Series 3	Series 4

Net income (loss) from operations:
Net investment loss	$(18.68)	$(8.80)	$(8.09)	$(2.12)	$(19.32)	$(7.33)	$(7.36)	$(1.36)
Net realized and unrealized gains (losses) on trading of futures and forward currency contracts	33.55	38.52	38.77	40.90	(69.81)	(75.22)	(74.78)	(77.19)
Net gains (losses) from U.S. Treasury notes	0.06	0.06	0.07	0.07	(0.35)	(0.37)	(0.38)	(0.44)
Profit share allocated to Managing Owner	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Net income (loss) per unit	$14.93	$29.78	$30.75	$38.85	$(89.48)	$(82.92)	$(82.52)	$(78.99)

Net asset value per unit, beginning of period	1,061.34	1,191.38	1,199.25	1,262.11	1,175.07	$1,261.94	$1,267.10	$1,307.09

Net asset value per unit, end of period	$1,076.27	$1,221.16	$1,230.00	$1,300.96	$1,085.59	$1,179.02	$1,184.58	$1,228.10

Total return and ratios for the three months ended March 31:	2013				2012
	Series 1	Series 2	Series 3	Series 4	Series 1	Series 2	Series 3	Series 4

RATIOS TO AVERAGE CAPITAL:

Net investment loss (a)	(6.98)%	(2.91)%	(2.66)%	(0.66)%	(6.92)%	(2.68)%	(2.43)%	(0.43)%

Total expenses (a)	7.16%	3.08%	2.83%	0.84%	7.07%	2.83%	2.58%	0.58%
Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	7.16%	3.08%	2.83%	0.84%	7.07%	2.83%	2.58%	0.58%

Total return before profit share allocation (b)	1.41%	2.50%	2.56%	3.08%	(7.61)%	(6.57)%	(6.51)%	(6.04)%
Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	1.41%	2.50%	2.56%	3.08%	(7.61)%	(6.57)%	(6.51)%	(6.04)%

(a) annualized

(b) not annualized

See notes to financial statements

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Global Macro Trust’s (the “Trust”) financial condition at March 31, 2013 and December 31, 2012 and the results of its operations for the three months ended March 31, 2013 and 2012 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012. The December 31, 2012 information has been derived from the audited financial statements as of December 31, 2012.

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

The Income Taxes topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”) clarifies the accounting for uncertainty in tax positions. This requires that the Trust recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Trust’s open tax years, 2009 to 2012, for the U.S. Federal jurisdiction, the New York, Connecticut and Delaware state jurisdictions and the New York City jurisdiction, there are no uncertain tax positions. The Trust is treated as a limited partnership for federal and state income tax reporting purposes and therefore the unitholders in the trust ("Unitholders") are responsible for the payment of taxes.

There have been no material changes with respect to the Trust's critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Trust's Annual Report on Form 10-K for fiscal year 2012.

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

Cash Instruments – The Trust’s cash instruments are generally classified within Level 1 of the fair value hierarchy because they are typically valued using quoted market prices. The types of instruments valued based on quoted market prices in active markets include U.S. government obligations and an investment in a quoted short-term U.S. Government Money Market Fund. Millburn Ridgefield Corporation, (the “Managing Owner”) does not adjust the quoted price for such instruments even in situations where the Trust holds a large position and a sale could reasonably impact the quoted price.

Derivative Contracts – Derivative contracts can be exchange-traded or over-the-counter (“OTC”). Exchange-traded futures contracts are valued based on quoted closing settlement prices and typically fall within Level 1 of the fair value hierarchy.

Spot currency contracts are valued based on current market prices (“Spot Price”). Forward currency contracts are valued based on pricing models that consider the Spot Price plus the financing cost or benefit (“Forward Point”). Forward Points from the quotation service providers are generally in periods of one month, two months, three months, six months, nine months and twelve months forward while the contractual forward delivery dates for the forward currency contracts traded by the Trust may be in between these periods. The Managing Owner’s policy to determine fair value for forward currency contracts involves first calculating the number of months from the date the forward currency contract is being valued to its maturity date (“Months to Maturity”), then identifying the forward currency contracts for the two forward months that are closest to the Months to Maturity (“Forward Month Contracts”). Linear interpolation is then performed between the dates of these two Forward Month Contracts to calculate the interpolated forward point. Model inputs can generally be verified and model selection does not involve significant management judgment. Such instruments are typically classified within Level 2 of the fair value hierarchy.

During the three months ended March 31, 2013 and 2012, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Trust’s investments by hierarchical level as of March 31, 2013 and December 31, 2012 in valuing the Trust’s investments at fair value. At March 31, 2013 and December 31, 2012, the Trust held no assets or liabilities classified in Level 3.

Financial Assets and Liabilities at Fair Value as of March 31, 2013

	Level 1	Level 2	Total

U.S. Treasury notes (1)	426,717,423	-	426,717,423
Short-term money market fund*	14,588,361	-	14,588,361
Exchange-traded futures contracts
Energies	319,795	-	319,795
Grains	704,795	-	704,795
Interest rates	3,659,616	-	3,659,616
Livestock	(292,880)	-	(292,880)
Metals	711,880	-	711,880
Softs	1,145,547	-	1,145,547
Stock indices	(1,284,819)	-	(1,284,819)

Total exchange-traded futures contracts	4,963,934	-	4,963,934

Over-the-counter forward currency contracts	-	(2,833,487)	(2,833,487)

Total futures and forward currency contracts (2)	4,963,934	(2,833,487)	2,130,447

Total financial assets at fair value	446,269,718	(2,833,487)	443,436,231

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in brokers' trading accounts as collateral			$76,033,163
Investments in U.S. Treasury notes held in custody			350,684,260
Total investments in U.S. Treasury notes			$426,717,423
(2)
Net unrealized appreciation on futures and forward currency contracts			$6,226,603
Net unrealized depreciation on futures and forward currency contracts			(4,096,156)
Total unrealized appreciation on futures and forward currency contracts			$2,130,447

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial Assets and Liabilities at Fair Value as of December 31, 2012

	Level 1	Level 2	Total

U.S. Treasury notes (1)	467,909,736	-	467,909,736
Short-term money market fund*	7,692,129	-	7,692,129
Exchange-traded futures contracts
Energies	(452,750)	-	(452,750)
Grains	(179,524)	-	(179,524)
Interest rates	2,126,546	-	2,126,546
Livestock	(11,590)	-	(11,590)
Metals	(714,969)	-	(714,969)
Softs	661,790	-	661,790
Stock indices	3,050,339	-	3,050,339

Total exchange-traded futures contracts	4,479,842	-	4,479,842

Over-the-counter forward currency contracts	-	650,722	650,722

Total futures and forward currency contracts (2)	4,479,842	650,722	5,130,564

Total financial assets at fair value	480,081,707	650,722	480,732,429

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in brokers' trading accounts as collateral			$99,079,846
Investments in U.S. Treasury notes held in custody			368,829,890
Total investments in U.S. Treasury notes			$467,909,736
(2)
Net unrealized appreciation on futures and forward currency contracts			$8,445,476
Net unrealized depreciation on futures and forward currency contracts			(3,314,912)
Total unrealized appreciation on futures and forward currency contracts			$5,130,564

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

In December 2011, FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities” which created a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangement associated with its financial instruments and derivative instruments. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the Statements of Financial Condition and instruments and transactions subject to an arrangement similar to a master netting agreement. The following tables present gross amounts of assets and liabilities which qualify for offset as presented in the Statements of Financial Condition at March 31, 2013 and December 31, 2012.

Offsetting of derivative assets and liabilities at March 31, 2013

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statements of Financial Condition	Net amounts of assets presented in the Statements of Financial Condition
Futures contracts
Counterparty B	$5,654,020	$(1,800,804)	$3,853,216
Counterparty C	3,634,529	(2,072,856)	1,561,673
Counterparty D	2,238,804	(1,427,090)	811,714
Total assets	$11,527,353	$(5,300,750)	$6,226,603

Liabilities	Gross amounts offset in the Statements of Financial Condition	Gross amounts of recognized liabilities	Net amounts of liabilities presented in the Statements of Financial Condition
Futures contracts
Counterparty A	$2,130,927	$(2,498,471)	$(367,544)
Counterparty E	1,018,638	(1,913,763)	(895,125)
Total futures contracts	3,149,565	(4,412,234)	(1,262,669)

Forward currency contracts
Counterparty F	1,479,269	(2,671,939)	(1,192,670)
Counterparty G	57,033	(375,415)	(318,382)
Counterparty H	2,736,891	(4,059,326)	(1,322,435)
Total forward currency contracts	4,273,193	(7,106,680)	(2,833,487)

Total liabilities	$7,422,758	$(11,518,914)	$(4,096,156)

Offsetting of derivative assets and liabilities at December 31, 2012

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statements of Financial Condition	Net amounts of assets presented in the Statements of Financial Condition
Futures contracts
Counterparty A	$1,550,563	$(867,571)	$682,992
Counterparty B	6,033,303	(3,024,836)	3,008,467
Counterparty D	1,646,682	(608,619)	1,038,063
Counterparty E	1,341,846	(921,044)	420,802
Total futures contracts	10,572,394	(5,422,070)	5,150,324

Forward currency contracts
Counterparty F	4,720,102	(1,654,404)	3,065,698
Counterparty G	349,956	(120,502)	229,454
Total forward currency contracts	5,070,058	(1,774,906)	3,295,152

Total assets	$15,642,452	$(7,196,976)	$8,445,476

Liabilities	Gross amounts offset in the Statements of Financial Condition	Gross amounts of recognized liabilities	Net amounts of liabilities presented in the Statements of Financial Condition
Futures contracts
Counterparty C	$1,992,486	$(2,662,957)	$(670,471)

Forward currency contracts
Counterparty H	7,056,281	(9,700,722)	(2,644,441)

Total liabilities	$9,048,767	$(12,363,679)	$(3,314,912)

The Trust’s market risk is influenced by a wide variety of factors including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Trust’s open positions and the liquidity of the markets in which it trades.

The Trust engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Trust at March 31, 2013, by market sector:

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

See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional derivative-related information.

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at March 31, 2013 and December 31, 2012. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at March 31, 2013

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$1,846,023	$(85,009)	$21,808	$(1,463,027)	$319,795
Grains	33,550	(618,438)	1,363,050	(73,367)	704,795
Interest rates	4,681,282	(699,682)	886	(322,870)	3,659,616
Livestock	18,650	-	130	(311,660)	(292,880)
Metals	83,474	(2,237,352)	2,913,257	(47,499)	711,880
Softs	547,190	(219,056)	1,015,032	(197,619)	1,145,547
Stock indices	1,769,576	(3,437,405)	383,010	-	(1,284,819)

Total futures contracts	8,979,745	(7,296,942)	5,697,173	(2,416,042)	4,963,934

Forward currency contracts	2,152,526	(4,457,457)	2,120,667	(2,649,223)	(2,833,487)

Total futures and forward currency contracts	$11,132,271	$(11,754,399)	$7,817,840	$(5,065,265)	$2,130,447

Fair Value of Futures and Forward Currency Contracts at December 31, 2012

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$2,595,897	$(18,609)	$176,518	$(3,206,556)	$(452,750)
Grains	-	(404,470)	245,396	(20,450)	(179,524)
Interest rates	3,807,256	(1,713,036)	32,326	-	2,126,546
Livestock	-	-	-	(11,590)	(11,590)
Metals	294,790	(112,216)	3,470	(901,013)	(714,969)
Softs	14,300	-	820,793	(173,303)	661,790
Stock indices	3,561,052	(403,863)	-	(106,850)	3,050,339

Total futures contracts	10,273,295	(2,652,194)	1,278,503	(4,419,762)	4,479,842

Forward currency contracts	5,057,295	(6,006,856)	6,000,398	(4,400,115)	650,722

Total futures and forward currency contracts	$15,330,590	$(8,659,050)	$7,278,901	$(8,819,877)	$5,130,564

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three months ended March 31, 2013 and 2012 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below:

Trading gains (losses) of futures and forward currency contracts for the three months ended March 31, 2013 and 2012

Sector	Three months ended: March 31, 2013	Three months ended: March 31, 2012
Futures contracts:
Energies	$(3,043,353)	$10,412,557
Grains	(671,718)	(4,433,664)
Interest rates	(4,035,946)	(15,579,211)
Livestock	96,250	(132,070)
Metals	(2,555,838)	(7,292,286)
Softs	1,707,322	2,119,527
Stock indices	22,521,009	(9,224,678)
Total futures contracts	14,017,726	(24,129,825)

Forward currency contracts	1,102,375	(19,777,557)

Total futures and forward currency contracts	$15,120,101	$(43,907,382)

The following table presents average notional value by sector in U.S. dollars of open futures and forward currency contracts for the three months ended March 31, 2013 and 2012. The Trust’s average net asset value for the three months ended March 31, 2013 and 2012 was approximately $468,000,000 and $710,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the three months ended March 31, 2013 and 2012

	2013		2012
Sector	Long Positions	Short Positions	Long Positions	Short Positions

Futures contracts:
Energies	$71,746,881	$78,809,945	$85,112,356	$40,304,045
Grains	27,524,937	36,127,271	19,541,825	36,306,884
Interest rates	1,341,405,525	25,116,262	1,332,618,330	24,095,856
Livestock	861,800	9,422,880	-	4,579,130
Metals	31,582,430	46,104,621	26,574,777	62,655,627
Softs	11,410,541	28,893,851	7,157,640	27,786,050
Stock indices	428,846,071	3,769,850	91,978,360	125,441,692
Total futures contracts	1,913,378,185	228,244,680	1,562,983,288	321,169,284

Forward currency contracts	632,569,489	223,278,903	269,906,364	452,221,381

Total average notional	$2,545,947,674	$451,523,583	$1,832,889,652	$773,390,665

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at March 31, 2013 and 2012. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the Managing Owner believes it is a more meaningful representation of notional values of the Trust’s open interest rate positions.

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

A significant portion of the Trust’s forward currency trading activities are cleared by Barclays Bank PLC (“BB”), Deutsche Bank AG (“DB”) and Morgan Stanley & Co. LLC (“MS”). The Trust’s concentration of credit risk associated with BB, DB or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition, plus the value of margin or collateral held by BB, DB and MS. The amount of such credit risk was $36,746,977 and $54,632,696 at March 31, 2013 and December 31, 2012, respectively.

4. PROFIT SHARE

Profit share earned (from Unitholders' redemptions) is credited to the New Profit Memo Account as defined in the Trust’s Declaration of Trust and Trust Agreement (the “Trust Agreement”). No profit share was earned or accrued during the three months ended March 31, 2013 or 2012.

5. RELATED PARTY TRANSACTIONS

The Trust pays all routine expenses, such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee's fees, the charges of an outside accounting services agency and the expenses of updating the Trust's Prospectus), as well as extraordinary costs. At March 31, 2013 and December 31, 2012, the Managing Owner is owed $291,290 and $130,021, respectively, from the Trust in connection with such expenses it has paid on the Trust's behalf (and is included in "Due to Managing Owner" in the Statements of Financial Condition).

Series 1 Unitholders who redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the Managing Owner. At December 31, 2012, $11,982 was owed to the Managing Owner (and is included in "Due to Managing Owner" in the Statements of Financial Condition). There was no redemption charge payable at March 31, 2013.

6. FINANCIAL HIGHLIGHTS

Per unit operating performance for Series 1, Series 2, Series 3 and Series 4 Units is calculated based on Unitholders’ Trust capital for each Series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of Units during the period. Weighted average number of Units for each Series is detailed below:

	Three months ending March 31,
	2013	2012	Date of initial issuance
Series 1	394,930.280	596,977.685	July 23, 2001
Series 2	236.729	185.687	April 1, 2010
Series 3	27,665.936	26,228.488	September 1, 2009
Series 4	1,784.816	1,128.562	November 1, 2010

7. BROKERAGE AND CUSTODIAL FEES

For the three months ended March 31, 2013 and 2012, brokerage and custodial fees were as follows:

	Three months ending March 31,
	2013	2012
Brokerage fees	$7,200,061	$11,277,729
Custodial fees	180	140
Total	$7,200,241	$11,277,869

During the three months ended March 31, 2013 and 2012, amounts paid to selling agents on Series 1 units sold subsequent to August 12, 2009 exceeded 9.5% of the gross offering proceeds of the Series 1 Units sold. As a result, the amounts that otherwise would be paid to selling agents for that Series 1 Unit were instead rebated to the Trust for the benefit of all holders of Series 1 Units. The total amounts rebated to the Trust for the three months ended March 31, 2013 and 2012, $23,018 and $326, respectively, were included in “Brokerage and custodial fees” in the Statements of Operations.

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

Due to the nature of the Trust’s business, substantially all its assets are represented by cash, cash equivalents and U.S. government obligations while the Trust maintains its market exposure through open futures, forward and spot contract positions.

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

During its operations for the three months ended March 31, 2013, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

CRITICAL ACCOUNTING ESTIMATES

The Trust records its transactions in futures, forward and spot contracts, including related income and expenses, on a trade date basis. Open futures contracts traded on an exchange are valued at fair value, which is based on the closing settlement price on the exchange where the futures contract is traded by the Trust on the day with respect to which net assets are being determined. Open spot currency contracts are valued based on the current Spot Price. Open forward currency contracts are recorded at fair value, based on pricing models that consider the Spot Price and Forward Point. Spot Prices and Forward Points for open forward currency contracts are generally based on the average midpoint of bid/ask quotations at the last second ending at 3:00 P.M. New York time provided by widely used quotation service providers on the day with respect to which net assets are being determined. Forward Points from the quotation service providers are generally in periods of one month, two months, three months, six months, nine months and twelve months forward while the contractual forward delivery dates for the forward currency contracts traded by the Trust may be in between these periods. The Managing Owner’s policy to determine fair value for forward currency contracts involves first calculating the number of months from the date the forward currency contract is being valued to its maturity date (“Months to Maturity”), then identifying the forward currency contract for the two forward months that are closest to the Months to Maturity (“Forward Month Contracts”). Linear interpolation is then performed between the dates of these two Forward Month Contracts to calculate the interpolated Forward Point. The Managing Owner will also compare the calculated price to the forward currency prices provided by dealers to determine whether the calculated price is fair and reasonable.

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

Period ended March 31, 2013

Month Ending:	Total Trust Capital

March 31, 2013	$450,763,389
December 31, 2012	473,660,034

Three months
Change in Trust Capital	$(22,896,645)
Percent Change	(4.83)%

THREE MONTHS ENDED MARCH 31, 2013

The decrease in the Trust’s net assets of $22,896,645 for the three months ended March 31, 2013 was attributable to redemptions of $32,968,341 and was partially offset by subscriptions of $2,775,267 and net income of $7,296,429.

Brokerage and custodial fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.  Brokerage and custodial fees for the three months ended March 31, 2013 decreased $4,077,628 relative to the corresponding period in 2012 due to a decrease in the Trust’s net assets.

Administrative expenses for the three months ended March 31, 2013 decreased $94,800 relative to the corresponding period in 2012. The decrease was due mainly to a decrease in the Trust's net assets during the three months ended March 31, 2013 relative to the corresponding period in 2012.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian.  Interest income for the three months ended March 31, 2013 decreased $58,523 relative to the corresponding period in 2012. This decrease was due predominantly to a decrease in average net assets during the three months ended March 31, 2013.

The Trust experienced net realized and unrealized gains of $14,920,545 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage and custodial fees of $7,200,241, administrative expenses of $437,257, custody fees and other expenses of $24,701 and management fees of $170,228 were incurred. Interest income of $208,311 partially offset the Trust's expenses resulting in net income of $7,296,429. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	0.24%
Energies	(0.64)%
Grains	(0.14)%
Interest rates	(0.84)%
Livestock	0.01%
Metals	(0.53)%
Softs	0.37%
Stock indices	4.83%
Trading gain	3.30%

MANAGEMENT DISCUSSION – 2013

Three months ended March 31, 2013

The Trust produced a profit during the quarter predominantly due to gains from long equity positions. There was also a fractional gain from trading soft commodities. Currency trading was nearly flat. On the other hand, trading of interest rate, energy, metal and agricultural commodity futures generated losses.

During the quarter, market participants were encouraged by an improvement in U.S. economic conditions, by signs that China’s growth was recovering after having bottomed in the third quarter of 2012, by continued monetary ease worldwide, and by evidence that some grudging progress was being made on the banking and fiscal problems that have plagued developed economies in recent years. At times, however, this enthusiasm was dampened by a variety of factors including: ongoing debate about the future direction of monetary policies and quantitative easing; discussion about the efficacy of continued austerity in the developed world; the possible impact of the U.S. sequestration; talk of political scandals in Spain; labor unrest in Greece; the unexpected Italian election results; and the Cypriot crisis.

With U.S. manufacturing, housing and employment data remaining positive, long positions in U.S. equity futures were profitable as well as a short position in the VIX index. Long positions in Japanese equity futures were profitable in the wake of the Bank of Japan’s accommodative rhetoric. Long Swedish, German, Dutch, Australian, South African, Singaporean and Taiwanese equity index trades were also positive. On the other hand, long positions in Italian, Spanish, Chinese, Korean and Hong Kong equity futures produced partially offsetting losses.

Currency trading was mixed and essentially flat for the quarter. Long U.S. and Australian dollar trades against the Japanese yen were quite profitable as Japan’s leaders forged ahead with promises of monetary accommodation. Long Australian positions relative to British Pound Sterling and the Euro, and long U.S. dollar and Euro trades against the South African rand also posted gains. Finally, short Euro trades versus Romanian Leu, Swedish Krone and Turkish Lira, and short U.S. dollar trades versus Chilean and Mexican Peso and Israeli Shekel were profitable. On the other hand, short U.S. dollar trades versus the currencies of the United Kingdom, Canada, Colombia, South Korea, Singapore, Norway, Poland and Switzerland registered losses and were reduced as were short Euro trades against the currencies of Norway, Poland, Hungary and the Czech Republic.

In January when growth prospects brightened and risk aversion dissipated, interest rates rose and long positions in German, U.S., Australian, Canadian, British and French note and bond futures—which had been highly profitable for the last two years—produced losses and were reduced. In late February and March, increasing worry increased the purchase of government securities, and the long—though reduced—positions produced profits that fell short of earlier losses. For the quarter, long U.S. note and bond positions were profitable, as was a long JGB trade. On the other hand, trading of German, British, Canadian and Australian interest rate futures was unprofitable.

Trading of commodities was fractionally unprofitable. Among soft commodities, short positions in coffee and sugar were profitable due to the weight of abundant supplies on price. Also, a long cotton trade produced a gain. In grains, the losses from trading corn and the soybean complex outdistanced the gain from a short wheat position. Energy prices were volatile during the quarter and the losses from trading crude oil, heating oil and London gas oil were greater than the profits from a long RBOB gasoline position and from trading natural gas. In metals, profits from short copper and aluminum positions fell short of the losses from long gold, silver, platinum, zinc, lead and nickel trades.

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

CONTRACTUAL OBLIGATIONS

The Trust does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Trust’s sole business is trading futures, forward currency, spot, option and swap contracts, both long (contracts to buy) and short (contacts to sell). The Trust may also engage in trading swaps. All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Trust for less than four months before being offset or rolled over into new contracts with similar maturities. The Trust’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Trust’s open futures and forward currency contracts, both long and short, at March 31, 2013.

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

The Trust's Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Trust's open positions by market category for the quarter ended March 31, 2013. During the three months ended March 31, 2013, the Trust's average total capitalization was approximately $457,430,000.

	Average value	% of Average	High value	Low value
Sector	at risk	Capitalization	at risk	at risk
Currencies	28.8	6.4%	28.8	28.8
Energies	2.4	0.5%	2.4	2.4
Grains	2.5	0.5%	2.5	2.5
Interest rates	14.9	3.3%	14.9	14.9
Livestock	0.6	0.1%	0.6	0.6
Metals	3.7	0.8%	3.7	3.7
Softs	2.4	0.5%	2.4	2.4
Stock indices	27.4	6.0%	27.4	27.4
	82.70	18.1%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the three months ended March 31, 2013. Average capitalization is the average of the Trust's approximate capitalization at the end each of the three months ended March 31, 2013. Dollar amounts represent millions of dollars.

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

ITEM 4. CONTROLS AND PROCEDURES

The Managing Owner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Trust as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the Managing Owner’s internal controls over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Managing Owner’s internal controls over financial reporting with respect to the Trust.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There are no material changes from risk factors as previously disclosed in Form 10-K, filed March 28, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS

(a)	There have been no sales of unregistered securities of the Trust during the three months ended March 31, 2013.

(c)	Pursuant to the Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding and Units are not reissued once redeemed.

The following table summarizes the redemptions by Unitholders during the three months ended March 31, 2013. There were no redemptions from Series 4 Unitholders.

	Series 1		Series 2		Series 3
Date of Redemption	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit

January 31, 2013	9,462.321	$1,073.08	-	$1,209.01	532.997	$1,217.25
February 28, 2013	10,652.736	1,060.48	17.902	1,199.00	1,135.947	1,207.44
March 31, 2013	8,597.416	1,076.27	-	1,221.16	180.907	1,230.00
Total	28,712.473		17.902		1,849.851

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

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

Date: May 14, 2013
/s/Tod A. Tanis
Tod A. Tanis
Vice-President
(Principal Accounting Officer)

