Form 10-Q
period 2013-06-30
GLOBAL MACRO TRUST
filed 2013-08-13
CIK 1145765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:  June 30, 2013

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

Yes ☐          No ☒

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Global Macro Trust

Financial statements

For the three and six months ended June 30, 2013 and 2012 (unaudited)

(a) At June 30, 2013 and December 31, 2012 (unaudited)

(b) For the three and six months ended June 30, 2013 and 2012 (unaudited)

(c) For the six months ended June 30, 2013 and 2012 (unaudited)

Global Macro Trust

Statements of Financial Condition (UNAUDITED)

	June 30	December 31
	2013	2012
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes – at fair value (amortized cost $77,617,607 and $99,057,395)	$77,637,061	$99,079,846
Net unrealized appreciation on open futures and forward currency contracts	6,261,451	8,445,476
Due from brokers	8,949,507	8,002,955
Cash denominated in foreign currencies (cost $2,924,703 and $4,308,932)	2,847,634	4,327,157
Total equity in trading accounts	95,695,653	119,855,434

INVESTMENTS IN U.S. TREASURY NOTES – at fair value (amortized cost $275,609,994 and $368,743,783)	275,666,118	368,829,890
CASH AND CASH EQUIVALENTS	24,461,192	8,138,415
ACCRUED INTEREST RECEIVABLE	1,874,430	2,436,662
TOTAL	$397,697,393	$499,260,401

LIABILITIES AND TRUST CAPITAL
LIABILITIES:
Subscriptions by Unitholders received in advance	$212,500	$883,797
Net unrealized depreciation on open futures and forward currency contracts	1,378,115	3,314,912
Due to Managing Owner	18,090	142,003
Accrued brokerage and custodial fees	1,837,133	2,427,117
Accrued management fees	48,729	57,790
Redemptions payable to Unitholders	13,423,045	16,282,107
Accrued expenses	130,050	171,645
Cash denominated in foreign currencies (cost $-3,450,988 and -$1,234,117)	3,384,749	1,267,184
Due to brokers	239,849	1,053,812
Total liabilities	20,672,260	25,600,367

TRUST CAPITAL:
Managing Owner interest (9,062.466 and 8,774.775 units outstanding)	8,779,264	9,313,020
Series 1 Unitholders (349,641.155 and 404,080.828 units outstanding)	338,716,031	428,867,469
Series 2 Unitholders (165.774 and 242.952 units outstanding)	184,095	289,447
Series 3 Unitholders (24,227.534 and 27,951.367 units outstanding)	27,116,873	33,520,653
Series 4 Unitholders (1,873.355 and 1,322.742 units outstanding)	2,228,870	1,669,445
Total trust capital	377,025,133	473,660,034

TOTAL:	$397,697,393	$499,260,401

NET ASSET VALUE PER UNIT OUTSTANDING:
Series 1 Unitholders	$968.75	$1,061.34
Series 2 Unitholders	$1,110.52	$1,191.38
Series 3 Unitholders	$1,119.26	$1,199.25
Series 4 Unitholders	$1,189.77	$1,262.11

See notes to financial statements

Global Macro Trust

Condensed Schedule of Investments (UNAUDITED)

June 30, 2013

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	(0.15)%	$(563,181)
Grains	(0.10)	(365,774)
Interest rates	(0.06)	(223,202)
Livestock	0.02	68,860
Metals	(0.40)	(1,511,682)
Softs	(0.03)	(115,570)
Stock indices	0.91	3,405,878
Total long futures contracts	0.19	695,329
Short futures contracts:
Energies	0.07	258,942
Grains	0.28	1,077,221
Interest rates:
5 year U.S. Treasury Note ( -438 contracts, settlement date September 2013)	0.00	5,000
Other interest rates	(0.26)	(993,099)
Total interest rates	(0.26)	(988,099)

Livestock	(0.02)	(90,360)
Metals	1.15	4,330,620
Softs	0.10	394,435
Stock indices	0.00	6,502
Total short futures contracts	1.32	4,989,261
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	1.51	5,684,590

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(1.68)	(6,337,949)
Total short forward currency contracts	1.47	5,536,695
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	(0.21)	(801,254)

TOTAL	1.30%	$4,883,336

(Continued)

Global Macro Trust

Condensed Schedule of Investments (UNAUDITED)

June 30, 2013

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$103,530,000	U.S. Treasury notes, 3.375%, 07/31/2013	27.53%	$103,813,090
101,840,000	U.S. Treasury notes, 0.125%, 09/30/2013	27.02	101,855,913
50,710,000	U.S. Treasury notes, 0.500%, 11/15/2013	13.47	50,785,273
96,100,000	U.S. Treasury notes, 1.250%, 03/15/2014	25.69	96,848,903
	Total investments in U.S. Treasury notes (amortized cost $353,227,601)	93.71%	$353,303,179

See notes to financial statements	(Concluded)

Global Macro Trust

Condensed Schedule of Investments

December 31, 2012

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	0.54%	$2,577,288
Grains	(0.09)	(404,470)
Interest rates:
2 Year U.S. Treasury Note (4,077 contracts, settlement date March 2013)	0.06	292,341
5 Year U.S. Treasury Note (1,181 contracts, settlement date March 2013)	(0.01)	(47,455)
10 Year U.S. Treasury Note (545 contracts, settlement date March 2013)	(0.02)	(111,109)
30 Year U.S. Treasury Bond (105 contracts, settlement date March 2013)	(0.01)	(40,844)
Other interest rates	0.42	2,001,287
Total interest rates	0.44	2,094,220

Metals	0.04	182,574
Softs	0.00	14,300
Stock indices	0.67	3,157,189
Total long futures contracts	1.60	7,621,101

Short futures contracts:
Energies	(0.64)	(3,030,038)
Grains	0.04	224,946
Interest rates	0.01	32,326
Livestock	(0.00)	(11,590)
Metals	(0.19)	(897,543)
Softs	0.14	647,490
Stock indices	(0.02)	(106,850)
Total short futures contracts	(0.66)	(3,141,259)
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	0.94	4,479,842

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.20)	(949,561)
Total short forward currency contracts	0.34	1,600,283
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS-Net	0.14	650,722

TOTAL	1.08%	$5,130,564

(Continued)

Global Macro Trust

Condensed Schedule of Investments

December 31, 2012

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$137,850,000	U.S. Treasury notes, 0.625%, 02/28/2013	29.13%	$137,973,850
146,530,000	U.S. Treasury notes, 3.375%, 07/31/2013	31.51	149,271,714
129,840,000	U.S. Treasury notes, 0.125%, 09/30/2013	27.41	129,809,569
50,710,000	U.S. Treasury notes, 0.500%, 11/15/2013	10.74	50,854,603
	Total investments in U.S. Treasury notes (amortized cost $467,801,178)	98.79%	$467,909,736

See notes to financial statements	(Concluded)

Global Macro Trust
Statements of Operations (UNAUDITED)

	For the three months ended
	June 30	June 30
	2013	2012
INVESTMENT INCOME:
Interest income	$191,115	$212,487

EXPENSES:
Brokerage and custodial fees	6,457,719	10,013,087
Administrative expenses	426,052	508,867
Custody fees and other expenses	23,553	34,006
Management fees	157,946	160,347
Total expenses	7,065,270	10,716,307

NET INVESTMENT LOSS	(6,874,155)	(10,503,820)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(38,526,344)	13,931,870
Foreign exchange translation	(192,361)	157,012
Net change in unrealized:
Futures and forward currency contracts	2,752,889	(6,775,119)
Foreign exchange translation	26,668	2,541
Net gains (losses) from U.S. Treasury notes:
Realized	12,582	(15,114)
Net change in unrealized	(56,975)	137,581
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)	(35,983,541)	7,438,771

NET LOSS	$(42,857,696)	$(3,065,049)

NET GAIN (LOSS) PER UNIT OUTSTANDING
Series 1 Unitholders	$(107.52)	$(9.07)
Series 2 Unitholders	$(110.64)	$3.19
Series 3 Unitholders	$(110.74)	$3.96
Series 4 Unitholders	$(111.19)	$10.28

(Continued)

Global Macro Trust
Statements of Operations (UNAUDITED)

	For the six months ended
	June 30	June 30
	2013	2012
INVESTMENT INCOME:
Interest income	$399,426	$479,321

EXPENSES:
Brokerage and custodial fees	13,657,960	21,290,956
Administrative expenses	863,309	1,040,924
Custody fees and other expenses	48,254	72,622
Management fees	328,174	320,795
Total expenses	14,897,697	22,725,297

NET INVESTMENT LOSS	(14,498,271)	(22,245,976)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(20,406,126)	(11,736,020)
Foreign exchange translation	(396,413)	242,671
Net change in unrealized:
Futures and forward currency contracts	(247,228)	(25,014,611)
Foreign exchange translation	4,012	51,413
Net gains (losses) from U.S. Treasury notes:
Realized	15,739	(39,627)
Net change in unrealized	(32,980)	(61,874)
TOTAL NET REALIZED AND UNREALIZED LOSSES	(21,062,996)	(36,558,048)

NET LOSS	$(35,561,267)	$(58,804,024)

NET LOSS PER UNIT OUTSTANDING
Series 1 Unitholders	$(92.59)	$(98.55)
Series 2 Unitholders	$(80.86)	$(79.73)
Series 3 Unitholders	$(79.99)	$(78.56)
Series 4 Unitholders	$(72.34)	$(68.71)

See notes to financial statements	(Concluded)

Global Macro Trust

Statements of Changes in Trust Capital (UNAUDITED)

For the six months ended June 30, 2013:

	Series 1 Unitholders		Series 2 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at January 1, 2013	$428,867,469	404,080.828	$289,447	242.952	$33,520,653	27,951.367	$1,669,445	1,322.742	$9,313,020	8,774.775	$473,660,034
Subscriptions	2,634,900	2,478.860	-	-	2,641,514	2,205.670	706,981	556.611	-	-	5,983,395
Redemptions	(59,969,908)	(57,359.460)	(91,940)	(77.178)	(6,988,045)	(5,929.503)	(7,136)	(5.998)	-	-	(67,057,029)
Addt'l units allocated *	-	440.927	-	-	-	-	-	-	-	287.691	-
Net loss	(32,816,430)	-	(13,412)	-	(2,057,249)	-	(140,420)	-	(533,756)	-	(35,561,267)
June 30, 2013	$338,716,031	349,641.155	$184,095	165.774	$27,116,873	24,227.534	$2,228,870	1,873.355	$8,779,264	9,062.466	$377,025,133

Net asset value per unit outstanding at June 30, 2013:	$968.75		$1,110.52		$1,119.26		$1,189.77

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and the Managing Owner

(Continued)

Global Macro Trust

Statements of Changes in Trust Capital (UNAUDITED)

For the six months ended June 30, 2012:

	Series 1 Unitholders		Series 2 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at January 1, 2012	$709,737,394	603,996.596	$240,698	190.737	$32,771,232	25,863.120	$793,127	606.787	$9,644,943	8,207.970	$753,187,394
Subscriptions	14,109,503	12,538.573	75,000	63.612	3,374,447	2,757.669	859,725	666.067	-	-	18,418,675
Redemptions	(126,781,516)	(114,821.534)	(13,898)	(11.397)	(3,266,735)	(2,695.319)	(26,074)	(21.231)	-	-	(130,088,223)
Addt'l units allocated *	-	762.534	-	-	-	-	-	-	-	280.137	-
Net loss	(56,140,141)	-	(14,579)	-	(2,065,504)	-	(76,792)	-	(507,008)	-	(58,804,024)
Trust capital at June 30, 2012	$540,925,240	502,476.169	$287,221	242.952	$30,813,440	25,925.470	$1,549,986	1,251.623	$9,137,935	8,488.107	$582,713,822

Net asset value per unit outstanding at June 30, 2012:	$1,076.52		$1,182.21		$1,188.54		$1,238.38

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and the Managing Owner

See notes to financial statements	(Concluded)

Global Macro Trust

Statements of Financial Highlights (UNAUDITED)

For the three months ended June 30	2013				2012
	Series 1	Series 2	Series 3	Series 4	Series 1	Series 2	Series 3	Series 4

Net gains (losses) from operations:
Net investment loss	$(17.99)	$(9.10)	$(8.41)	$(2.66)	$(19.11)	$(9.09)	$(7.59)	$(1.61)
Net realized and unrealized gains (losses) on trading of futures and forward currency contracts	(89.43)	(101.46)	(102.21)	(108.39)	9.86	11.98	11.33	11.63
Net gains (losses) from U.S. Treasury obligations	(0.10)	(0.08)	(0.12)	(0.14)	0.18	0.30	0.22	0.26
Profit share allocated to Managing Owner	0.00	(0.00)	0.00	0.00	0.00	0.00	0.00	0.00
Net gain (loss) per unit	$(107.52)	$(110.64)	$(110.74)	$(111.19)	$(9.07)	$3.19	$3.96	$10.28

Net asset value per unit, beginning of period	1,076.27	1,221.16	1,230.00	1,300.96	1,085.59	$1,179.02	$1,184.58	$1,228.10

Net asset value per unit, end of period	$968.75	$1,110.52	$1,119.26	$1,189.77	$1,076.52	$1,182.21	$1,188.54	$1,238.38

Total return and ratios for the three months ended June 30:	2013				2012
	Series 1	Series 2	Series 3	Series 4	Series 1	Series 2	Series 3	Series 4

RATIOS TO AVERAGE CAPITAL:

Net investment loss (a)	(7.00)%	(3.10)%	(2.85)%	(0.85)%	(6.96)%	(2.77)%	(2.51)%	(0.51)%

Total expenses (a)	7.18%	3.28%	3.03%	1.03%	7.09%	2.90%	2.65%	0.64%
Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	7.18%	3.28%	3.03%	1.03%	7.09%	2.90%	2.65%	0.64%

Total return before profit share allocation (b)	(9.99)%	(9.06)%	(9.00)%	(8.55)%	(0.84)%	0.27%	0.33%	0.84%
Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	(9.99)%	(9.06)%	(9.00)%	(8.55)%	(0.84)%	0.27%	0.33%	0.84%

(a) annualized
(b) not annualized	(Continued)

Global Macro Trust

Statements of Financial Highlights (UNAUDITED)

For the six months ended June 30	2013				2012
	Series 1	Series 2	Series 3	Series 4	Series 1	Series 2	Series 3	Series 4

Net loss from operations:
Net investment loss	$(36.67)	$(17.90)	$(16.50)	$(4.78)	$(38.43)	$(16.42)	$(14.95)	$(2.97)
Net realized and unrealized losses on trading of futures and forward currency contracts	(55.88)	(62.94)	(63.44)	(67.49)	(59.95)	(63.24)	(63.45)	(65.56)
Net losses from U.S. Treasury obligations	(0.04)	(0.02)	(0.05)	(0.07)	(0.17)	(0.07)	(0.16)	(0.18)
Profit share allocated to Managing Owner	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Net loss per unit	$(92.59)	$(80.86)	$(79.99)	$(72.34)	$(98.55)	$(79.73)	$(78.56)	$(68.71)

Net asset value per unit, beginning of period	1,061.34	1,191.38	1,199.25	1,262.11	1,175.07	1,261.94	1,267.10	1,307.09

Net asset value per unit, end of period	$968.75	$1,110.52	$1,119.26	$1,189.77	$1,076.52	$1,182.21	$1,188.54	$1,238.38

Total return and ratios for the six months ended June 30:	2013				2012
	Series 1	Series 2	Series 3	Series 4	Series 1	Series 2	Series 3	Series 4

RATIOS TO AVERAGE CAPITAL:

Net investment loss (a)	(6.99)%	(2.99)%	(2.75)%	(0.75)%	(6.94)%	(2.73)%	(2.47)%	(0.47)%

Total expenses (a)	7.17%	3.17%	2.93%	0.93%	7.08%	2.87%	2.61%	0.61%
Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	7.17%	3.17%	2.93%	0.93%	7.08%	2.87%	2.61%	0.61%

Total return before profit share allocation (b)	(8.72)%	(6.79)%	(6.67)%	(5.73)%	(8.39)%	(6.32)%	(6.20)%	(5.26)%
Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	(8.72)%	(6.79)%	(6.67)%	(5.73)%	(8.39)%	(6.32)%	(6.20)%	(5.26)%

(a) annualized
(b) not annualized

See notes to financial statements	(Concluded)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Global Macro Trust’s (the “Trust”) financial condition at June 30, 2013 and December 31, 2012 and the results of its operations for the three and six months ended June 30, 2013 and 2012 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012. The December 31, 2012 information has been derived from the audited financial statements as of December 31, 2012.

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

During the three and six months ended June 30, 2013 and 2012, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Trust’s investments by hierarchical level as of June 30, 2013 and December 31, 2012 in valuing the Trust’s investments at fair value. At June 30, 2013 and December 31, 2012, the Trust held no assets or liabilities classified in Level 3.

Financial Assets and Liabilities at Fair Value as of June 30, 2013

	Level 1	Level 2	Total

U.S. Treasury notes (1)	353,303,179	-	353,303,179
Short-term money market fund*	24,312,766	-	24,312,766
Exchange-traded futures contracts
Energies	(304,239)	-	(304,239)
Grains	711,447	-	711,447
Interest rates	(1,211,301)	-	(1,211,301)
Livestock	(21,500)	-	(21,500)
Metals	2,818,938	-	2,818,938
Softs	278,865	-	278,865
Stock indices	3,412,380	-	3,412,380

Total exchange-traded futures contracts	5,684,590	-	5,684,590

Over-the-counter forward currency contracts	-	(801,254)	(801,254)

Total futures and forward currency contracts (2)	5,684,590	(801,254)	4,883,336

Total financial assets at fair value	383,300,535	(801,254)	382,499,281

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in brokers' trading accounts as collateral			$77,637,061
Investments in U.S. Treasury notes held in custody			275,666,118
Total investments in U.S. Treasury notes			$353,303,179

(2)
Net unrealized appreciation on futures and forward currency contracts			$6,261,451
Net unrealized depreciation on futures and forward currency contracts			(1,378,115)
Total unrealized appreciation on futures and forward currency contracts			$4,883,336

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial Assets and Liabilities at Fair Value as of December 31, 2012

	Level 1	Level 2	Total

U.S. Treasury notes (1)	467,909,736	-	467,909,736
Short-term money market fund*	7,692,129	-	7,692,129
Exchange-traded futures contracts
Energies	(452,750)	-	(452,750)
Grains	(179,524)	-	(179,524)
Interest rates	2,126,546	-	2,126,546
Livestock	(11,590)	-	(11,590)
Metals	(714,969)	-	(714,969)
Softs	661,790	-	661,790
Stock indices	3,050,339	-	3,050,339

Total exchange-traded futures contracts	4,479,842	-	4,479,842

Over-the-counter forward currency contracts	-	650,722	650,722

Total futures and forward currency contracts (2)	4,479,842	650,722	5,130,564

Total financial assets at fair value	480,081,707	650,722	480,732,429

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in brokers' trading accounts as collateral			$99,079,846
Investments in U.S. Treasury notes held in custody			368,829,890
Total investments in U.S. Treasury notes			$467,909,736

(2)
Net unrealized appreciation on futures and forward currency contracts			$8,445,476
Net unrealized depreciation on futures and forward currency contracts			(3,314,912)
Total unrealized appreciation on futures and forward currency contracts			$5,130,564

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

In December 2011, FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities” which created a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangement associated with its financial instruments and derivative instruments. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the Statements of Financial Condition and instruments and transactions subject to an arrangement similar to a master netting agreement. The following tables present gross amounts of assets and liabilities which qualify for offset as presented in the Statements of Financial Condition at June 30, 2013 and December 31, 2012.

Offsetting of derivative assets and liabilities at June 30, 2013

	Gross amounts of recognized assets	Gross amounts offset in the Statements of Financial Condition	Net amounts of assets presented in the Statements of Financial Condition
Assets
Futures contracts
Counterparty A	$1,483,506	$(752,677)	$730,829
Counterparty B	1,318,826	(505,398)	813,428
Counterparty C	5,331,613	(2,047,706)	3,283,907
Counterparty D	2,888,558	(2,032,132)	856,426
Total futures contracts	11,022,503	(5,337,913)	5,684,590

Forward currency contracts
Counterparty G	861,584	(610,414)	251,170
Counterparty H	6,460,425	(6,134,734)	325,691
Total forward currency contracts	7,322,009	(6,745,148)	576,861

Total assets	$18,344,512	$(12,083,061)	$6,261,451

	Gross amounts of recognized liabilities	Gross amounts offset in the Statements of Financial Condition	Net amounts of liabilities presented in the Statements of Financial Condition
Liabilities
Forward currency contracts
Counterparty F	$(3,896,881)	$2,518,766	$(1,378,115)

Total liabilities	$(3,896,881)	$2,518,766	$(1,378,115)

Offsetting of derivative assets and liabilities at December 31, 2012

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statements of Financial Condition	Net amounts of assets presented in the Statements of Financial Condition
Futures contracts
Counterparty A	$1,550,563	$(867,571)	$682,992
Counterparty B	6,033,303	(3,024,836)	3,008,467
Counterparty D	1,646,682	(608,619)	1,038,063
Counterparty E	1,341,846	(921,044)	420,802
Total futures contracts	10,572,394	(5,422,070)	5,150,324

Forward currency contracts
Counterparty F	4,720,102	(1,654,404)	3,065,698
Counterparty G	349,956	(120,502)	229,454
Total forward currency contracts	5,070,058	(1,774,906)	3,295,152

Total assets	$15,642,452	$(7,196,976)	$8,445,476

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statements of Financial Condition	Net amounts of liabilities presented in the Statements of Financial Condition
Futures contracts
Counterparty C	$(2,662,957)	$1,992,486	$(670,471)

Forward currency contracts
Counterparty H	(9,700,722)	7,056,281	(2,644,441)

Total liabilities	$(12,363,679)	$9,048,767	$(3,314,912)

The Trust’s market risk is influenced by a wide variety of factors including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Trust’s open positions and the liquidity of the markets in which it trades.

The Trust engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Trust at June 30, 2013, by market sector:

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

See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional derivative-related information.

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at June 30, 2013 and December 31, 2012. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at June 30, 2013

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Energies	$52,336	$(615,517)	$360,553	$(101,611)	$(304,239)
Grains	2,520	(368,294)	1,077,221	-	711,447
Interest rates	218,519	(441,721)	119,631	(1,107,730)	(1,211,301)
Livestock	68,860	-	2,710	(93,070)	(21,500)
Metals	42,094	(1,553,776)	4,463,910	(133,290)	2,818,938
Softs	10,769	(126,339)	437,606	(43,171)	278,865
Stock indices	4,026,580	(620,702)	139,194	(132,692)	3,412,380
Total futures contracts:	4,421,678	(3,726,349)	6,600,825	(1,611,564)	5,684,590

Forward currency contracts	2,128,315	(8,466,264)	7,712,460	(2,175,765)	(801,254)

Total futures and forward currency contracts	$6,549,993	$(12,192,613)	$14,313,285	$(3,787,329)	$4,883,336

Fair Value of Futures and Forward Currency Contracts at December 31, 2012

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$2,595,897	$(18,609)	$176,518	$(3,206,556)	$(452,750)
Grains	-	(404,470)	245,396	(20,450)	(179,524)
Interest rates	3,807,256	(1,713,036)	32,326	-	2,126,546
Livestock	-	-	-	(11,590)	(11,590)
Metals	294,790	(112,216)	3,470	(901,013)	(714,969)
Softs	14,300	-	820,793	(173,303)	661,790
Stock indices	3,561,052	(403,863)	-	(106,850)	3,050,339

Total futures contracts	10,273,295	(2,652,194)	1,278,503	(4,419,762)	4,479,842

Forward currency contracts	5,057,295	(6,006,856)	6,000,398	(4,400,115)	650,722

Total futures and forward currency contracts	$15,330,590	$(8,659,050)	$7,278,901	$(8,819,877)	$5,130,564

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three and six months ended June 30, 2013 and 2012 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below:

Trading gains (losses) of futures and forward currency contracts for the three and six months ended June 30, 2013 and 2012

Sector	Three months ended: June 30, 2013	Three months ended: June 30, 2012	Six months ended: June 30, 2013	Six months ended: June 30, 2012
Futures contracts:
Energies	$(4,088,392)	$(10,079,179)	$(7,131,745)	$333,378
Grains	1,214,459	(4,624,969)	542,741	(9,058,633)
Interest rates	(19,116,514)	26,954,609	(23,152,460)	11,375,398
Livestock	(76,710)	(488,670)	19,540	(620,740)
Metals	7,309,992	1,713,118	4,754,154	(5,579,168)
Softs	42,950	1,979,273	1,750,272	4,098,800
Stock indices	(4,848,301)	(10,895,242)	17,672,708	(20,119,920)
Total futures contracts	(19,562,516)	4,558,940	(5,544,790)	(19,570,885)

Forward currency contracts	(16,210,939)	2,597,811	(15,108,564)	(17,179,746)

Total futures and forward currency contracts	$(35,773,455)	$7,156,751	$(20,653,354)	$(36,750,631)

The following table presents average notional value by sector in U.S. dollars of open futures and forward currency contracts for the six months ended June 30, 2013 and 2012. The Trust’s average net asset value for the six months ended June 30, 2013 and 2012 was approximately $445,000,000 and $672,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the six months ended June 30, 2013 and 2012

	2013		2012
Sector	Long Positions	Short Positions	Long Positions	Short Positions

Futures contracts:
Energies	$54,420,647	$64,858,729	$75,073,397	$81,685,804
Grains	25,149,936	32,959,088	22,796,930	27,467,738
Interest rates	919,756,186	120,666,427	1,374,647,922	16,063,904
Livestock	1,396,430	10,463,410	-	7,278,053
Metals	21,819,328	55,204,559	20,764,498	72,270,291
Softs	9,126,440	24,467,234	4,771,760	29,542,745
Stock indices	366,290,174	5,372,912	89,596,690	106,977,056
Total futures contracts	1,397,959,141	313,992,359	1,587,651,197	341,285,591

Forward currency contracts	452,614,978	219,274,420	277,298,372	455,447,529

Total average notional	$1,850,574,119	$533,266,779	$1,864,949,569	$796,733,120

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at June 30, 2013 and 2012. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the Managing Owner believes it is a more meaningful representation of notional values of the Trust’s open interest rate positions.

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

A significant portion of the Trust’s forward currency trading activities are cleared by Barclays Bank PLC (“BB”), Deutsche Bank AG (“DB”) and Morgan Stanley & Co. LLC (“MS”). The Trust’s concentration of credit risk associated with BB, DB or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition, plus the value of margin or collateral held by BB, DB and MS. The amount of such credit risk was $24,218,238 and $54,632,696 at June 30, 2013 and December 31, 2012, respectively.

4. PROFIT SHARE

Profit share earned (from Unitholders' redemptions) is credited to the New Profit Memo Account as defined in the Trust’s Declaration of Trust and Trust Agreement (the “Trust Agreement”). No profit share was earned or accrued during the three and six months ended June 30, 2013 or 2012.

5. RELATED PARTY TRANSACTIONS

The Trust pays all routine expenses, such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee's fees, the charges of an outside accounting services agency and the expenses of updating the Trust's Prospectus), as well as extraordinary costs. At June 30, 2013 and December 31, 2012, the Managing Owner is owed $18,090 and $130,021, respectively, from the Trust in connection with such expenses it has paid on the Trust's behalf (and is included in "Due to Managing Owner" in the Statements of Financial Condition).

Series 1 Unitholders who redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the Managing Owner. At December 31, 2012, $11,982 was owed to the Managing Owner (and is included in "Due to Managing Owner" in the Statements of Financial Condition). There was no redemption charge payable at June 30, 2013.

6. FINANCIAL HIGHLIGHTS

Per unit operating performance for Series 1, Series 2, Series 3 and Series 4 Units is calculated based on Unitholders’ Trust capital for each Series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of Units during the period. Weighted average number of Units for each Series is detailed below:

	Three months ending June 30,		Six months ending June 30,
	2013	2012	2013	2012	Date of initial issuance
Series 1	368,940.561	538,868.433	381,863.626	567,923.059	July 23, 2001
Series 2	197.894	244.148	217.204	214.918	April 1, 2010
Series 3	26,503.599	26,285.839	27,081.577	26,257.164	September 1, 2009
Series 4	1,872.592	1,244.485	1,828.946	1,186.523	November 1, 2010

7. BROKERAGE AND CUSTODIAL FEES

For the three and six months ended June 30, 2013 and 2012, brokerage and custodial fees were as follows:

	Three months ending June 30,		Six months ending June 30,
	2013	2012	2013	2012
Brokerage fees	$6,457,574	$10,012,903	$13,657,635	$21,290,632
Custodial fees	145	184	325	324
Total	$6,457,719	$10,013,087	$13,657,960	$21,290,956

During the three and six months ended June 30, 2013 and 2012, amounts paid to selling agents on Series 1 units sold subsequent to August 12, 2009 exceeded 9.5% of the gross offering proceeds of the Series 1 Units sold. As a result, the amounts that otherwise would be paid to selling agents for that Series 1 Unit were instead rebated to the Trust for the benefit of all holders of Series 1 Units. The total amounts rebated to the Trust for the three and six months ended June 30, 2013 were $31,818 and $54,836, respectively. The total amounts rebated to the Trust for the three and six months ended June 30, 2012 were $4,829 and $5,155. These rebates were included in “Brokerage and custodial fees” in the Statements of Operations.

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

During its operations for the three and six months ended June 30, 2013, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

CRITICAL ACCOUNTING ESTIMATES

The Trust records its transactions in futures, forward and spot contracts, including related income and expenses, on a trade date basis. Open futures contracts traded on an exchange are valued at fair value, which is based on the closing settlement price on the exchange where the futures contract is traded by the Trust on the day with respect to which net assets are being determined. Open spot currency contracts are valued based on the current Spot Price. Open forward currency contracts are recorded at fair value, based on pricing models that consider the Spot Price and Forward Point. Spot Prices and Forward Points for open forward currency contracts are generally based on the average midpoint of bid/ask quotations at the last second ending at 3:00 P.M. New York time provided by widely used quotation service providers on the day with respect to which net assets are being determined. Forward Points from the quotation service providers are generally in periods of one month, two months, three months, six months, nine months and twelve months forward while the contractual forward delivery dates for the forward currency contracts traded by the Trust may be in between these periods. The Managing Owner’s policy to determine fair value for forward currency contracts involves first calculating the Months to Maturity then identifying Forward Month Contracts. Linear interpolation is then performed between the dates of these two Forward Month Contracts to calculate the interpolated Forward Point. The Managing Owner will also compare the calculated price to the forward currency prices provided by dealers to determine whether the calculated price is fair and reasonable.

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

Periods ended June 30, 2013

Month Ending:	Total Trust Capital

June 30, 2013	$377,025,133
March 31, 2013	450,763,389
December 31, 2012	473,660,034

	Three Months	Six Months
Change in Trust Capital	$(73,738,256)	$(96,634,901)
Percent Change	(16.36)%	(20.40)%

THREE MONTHS ENDED JUNE 30, 2013

The decrease in the Trust’s net assets of $73,738,256 for the three months ended June 30, 2013 was attributable to redemptions of $34,088,688 and a net loss of $42,857,696 which was partially offset by subscriptions of $3,208,128.

Brokerage and custodial fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.  Brokerage and custodial fees for the three months ended June 30, 2013 decreased $3,555,368 relative to the corresponding period in 2012 due to a decrease in the Trust’s net assets.

Administrative expenses for the three months ended June 30, 2013 decreased $82,815 relative to the corresponding period in 2012. The decrease was due mainly to a decrease in the Trust's net assets during the three months ended June 30, 2013 relative to the corresponding period in 2012.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian.  Interest income for the three months ended June 30, 2013 decreased $21,372 relative to the corresponding period in 2012. This decrease was due predominantly to a decrease in average net assets during the three months ended June 30, 2013.

The Trust experienced net realized and unrealized losses of $35,983,541 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage and custodial fees of $6,457,719, administrative expenses of $426,052, custody fees and other expenses of $23,553 and management fees of $157,946 were incurred. Interest income of $191,115 partially offset the Trust's expenses resulting in net loss of $42,857,696. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	(3.63)%
Energies	(0.94)%
Grains	0.29%
Interest rates	(4.42)%
Livestock	(0.02)%
Metals	1.72%
Softs	0.02%
Stock indices	(1.32)%
Trading loss	(8.30)%

SIX MONTHS ENDED JUNE 30, 2013

The decrease in the Trust’s net assets of $96,634,901 for the six months ended June 30, 2013 was attributable to redemptions of $67,057,029 and a net loss of $35,561,267 which was partially offset by subscriptions of $5,983,395.

Brokerage and custodial fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.  Brokerage and custodial fees for the six months ended June 30, 2013 decreased $7,632,996 relative to the corresponding period in 2012 due to a decrease in the Trust’s net assets.

Administrative expenses for the six months ended June 30, 2013 decreased $177,615 relative to the corresponding period in 2012. The decrease was due mainly to a decrease in the Trust's net assets during the six months ended June 30, 2013, relative to the corresponding period in 2012.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian.  Interest income for the six months ended June 30, 2013 decreased $79,895 relative to the corresponding period in 2012. This decrease was due predominantly to a decrease in average net assets during the six months ended June 30, 2013.

The Trust experienced net realized and unrealized losses of $21,062,996 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage and custodial fees of $13,657,960, administrative expenses of $863,309, custody fees and other expenses of $48,254 and management fees of $328,174 were incurred. Interest income of $399,426 partially offset the Trust's expenses resulting in net loss of $35,561,267. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	(3.42)%
Energies	(1.60)%
Grains	0.12%
Interest rates	(5.25)%
Livestock	(0.04)%
Metals	1.15%
Softs	0.36%
Stock indices	3.42%
Trading loss	(5.26)%

MANAGEMENT DISCUSSION – 2013

Three months ended June 30, 2013

The Trust net asset value declined sharply as losses from trading financial futures, currency forwards, and, to a lesser extent, energy futures outdistanced the gains from trading metals and agricultural commodity futures.

Market dynamics shifted dramatically during the second quarter. Global markets were roiled by concerns about an earlier than expected Federal Reserve exit from its quantitative easing program and about slowing Chinese growth amid a credit squeeze sanctioned by the People’s Bank of China.

During the first four months of 2013, long interest rate futures positions had been profitable and, in fact, the low yield on the U.S. ten-year note for 2013 was hit on May 2 at 1.63%. Subsequently, however, testimony before Congress by Federal Reserve Chairman Bernanke and comments by several other Federal Reserve officials raised concerns that the quantitative easing policy might be ended or at least tapered off sooner than had previously been expected. In addition, favorable U.S. employment data and housing market statistics and several other solid economic reports pointed to continued U.S. growth. In response, yields on U.S. notes and bonds reversed abruptly and moved sharply higher. There was also a sympathetic move higher in yields on Canadian, European and Australian notes and bonds. Finally, in Japan, the aggressive monetary policy change announced in April seemed to trigger a shift of funds out of Japanese government bonds to equities domestically or to higher yielding investments offshore, which led to rising Japanese Government Bond yields. Sizable losses were suffered on long positions in U.S., German, British, Canadian, Australian and Japanese interest rate futures. By quarter-end, U.S., Australian, Canadian and British note and bond positions had been reversed to short positions, and German note and bond positions were mixed. Long positions in short-term interest rate futures for the U.S., Canada, Australia, Germany and the United Kingdom were also unprofitable, and were reduced or reversed.

Foreign exchange trading was unprofitable. The abrupt upward turn in U.S. interest rates also triggered an upturn in the U.S. dollar, and short U.S. dollar trades versus a number of currencies posted losses. A number of commodity currencies fell sharply after Chinese economic reports came in weaker than anticipated, further dampening the growth prospects of those countries. Thus short U.S. dollar trades against the currencies of New Zealand, Australia, Canada and Mexico generated losses and were reduced or reversed. Short U.S. dollar trades against Chile, Switzerland, Sweden, Poland and the Euro also were unprofitable and were reduced or reversed. Long Australian dollar trades versus the Euro, yen and pound sterling produced losses. Short Euro trades relative to the currencies of Poland, Sweden and Turkey produced losses as did trading the Swiss franc against the Norwegian krone. Meanwhile, long U.S. dollar trades against the Japanese yen, Indian rupee, Indonesian rupiah, Turkish lira and South African rand were profitable. On the other hand, long U.S. dollar trades relative to the British Pound Sterling, Czech koruna and Norwegian krone were unprofitable.

The threat of an early end to the liquidity from quantitative easing, higher interest rates and worries about slower Chinese growth prompted an equity selloff, leading to losses on long equity futures positions. Losses were widespread, including European, Asian, North American and South African indices. A short CBOE VIX trade was unprofitable as well. Long positions in Japanese indices were profitable.

Energy trading was unprofitable as small short positions in Brent crude oil, WTI crude oil, and RBOB gasoline registered marginal losses when prices drifted higher in the wake of increasing unrest in the Middle East. Trading of natural gas was unprofitable.

Short positions in gold, silver, aluminum, copper and nickel produced profits that far outdistanced losses from trading lead and zinc.

Trading of agricultural commodities was marginally profitable. Profits from short coffee, sugar soybean oil and cattle positions, and from a long soybean position marginally outweighed the losses from a long cotton trade and short corn and hog trades.

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

Administrative expenses for the six months ended June 30, 2012 decreased $83,372 relative to the corresponding period in 2011. The decrease was due mainly to a decrease in the Trust's net assets during the six months ended June 30, 2012 relative to the corresponding period in 2011.

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

CONTRACTUAL OBLIGATIONS

The Trust does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Trust’s sole business is trading futures, forward currency, spot, option and swap contracts, both long (contracts to buy) and short (contacts to sell). The Trust may also engage in trading swaps. All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Trust for less than four months before being offset or rolled over into new contracts with similar maturities. The Trust’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Trust’s open futures and forward currency contracts, both long and short, at June 30, 2013.

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

The Trust's Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Trust's open positions by market category for the quarter ended June 30, 2013. During the six months ended June 30, 2013, the Trust's average total capitalization was approximately $433,960,000.

		% of	High
	Average value	Average	value	Low value
Sector	at risk	Capitalization	at risk	at risk
Currencies	21.5	4.9%	28.8	14.2
Energies	2.0	0.5%	2.4	1.6
Grains	3.0	0.7%	3.5	2.5
Interest rates	9.9	2.3%	14.9	5.0
Livestock	0.4	0.1%	0.6	0.3
Metals	4.8	1.1%	5.9	3.7
Softs	1.6	0.4%	2.4	0.8
Stock indices	21.2	4.8%	27.4	14.9
	64.4	14.8%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the six months ended June 30, 2013. Average capitalization is the average of the Trust's approximate capitalization at the end of each of the six months ended June 30, 2013. Dollar amounts represent millions of dollars.

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

ITEM 4. CONTROLS AND PROCEDURES

The Managing Owner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Trust as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the Managing Owner’s internal controls over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Managing Owner’s internal controls over financial reporting with respect to the Trust.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There are no material changes from risk factors as previously disclosed in Form 10-K, filed March 28, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS

(a)	There have been no sales of unregistered securities of the Trust during the three months ended June 30, 2013.

(c)	Pursuant to the Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding and Units are not reissued once redeemed.

The following table summarizes the redemptions by Unitholders during the three months ended June 30, 2013.

	Series 1		Series 2		Series 3		Series 4
Date of Redemption	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit

April 30, 2013	9,365.922	$1,099.87	22.213	$1,252.27	805.192	$1,261.60	-	$1,336.62
May 31, 2013	7,381.232	1,007.51	37.063	1,150.97	1,587.680	1,159.79	-	1,230.80
June 30, 2013	11,899.833	968.75	-	1,110.52	1,686.780	1,119.26	5.998	1,189.77
Total	28,646.987		59.276		4,079.652		5.998

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

Date: August 13, 2013
/s/Tod A. Tanis
Tod A. Tanis
Vice-President
(Principal Accounting Officer)

