Form 10-Q
period 2013-09-30
GLOBAL MACRO TRUST
filed 2013-11-14
CIK 1145765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:   September 30, 2013

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

Yes ☐          No ☒

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Global Macro Trust

Financial statements

For the three and nine months ended September 30, 2013 and 2012 (unaudited)

(a) At September 30, 2013 and December 31, 2012 (unaudited)

(b) For the three and nine months ended September 30, 2013 and 2012 (unaudited)

(c) For the nine months ended September 30, 2013 and 2012 (unaudited)

Global Macro Trust

Statements of Financial Condition (UNAUDITED)

	September 30	December 31
	2013	2012
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes – at fair value (amortized cost $55,136,667 and $99,057,395)	$55,153,324	$99,079,846
Net unrealized appreciation on open futures and forward currency contracts	2,572,660	8,445,476
Due from brokers	4,605,407	8,002,955
Cash denominated in foreign currencies (cost $3,066,262 and $4,308,932)	3,140,134	4,327,157
Total equity in trading accounts	65,471,525	119,855,434

INVESTMENTS IN U.S. TREASURY NOTES – at fair value (amortized cost $259,089,581 and $368,743,783)	259,180,396	368,829,890
CASH AND CASH EQUIVALENTS	24,273,554	8,138,415
ACCRUED INTEREST RECEIVABLE	277,835	2,436,662
TOTAL	$349,203,310	$499,260,401

LIABILITIES AND TRUST CAPITAL
LIABILITIES:
Subscriptions by Unitholders received in advance	$155,721	$883,797
Net unrealized depreciation on open futures and forward currency contracts	3,431,606	3,314,912
Due to Managing Owner	43,515	142,003
Accrued brokerage and custodial fees	1,638,638	2,427,117
Accrued management fees	42,132	57,790
Redemptions payable to Unitholders	13,712,578	16,282,107
Accrued expenses	175,074	171,645
Cash denominated in foreign currencies (cost $0 and -$1,234,117)	-	1,267,184
Due to brokers	87,968	1,053,812
Total liabilities	19,287,232	25,600,367

TRUST CAPITAL:
Managing Owner interest (8,582.152 and 8,774.775 units outstanding)	8,128,585	9,313,020
Series 1 Unitholders (312,261.998 and 404,080.828 units outstanding)	295,758,708	428,867,469
Series 2 Unitholders (158.328 and 242.952 units outstanding)	173,724	289,447
Series 3 Unitholders (21,343.639 and 27,951.367 units outstanding)	23,618,167	33,520,653
Series 4 Unitholders (1,892.169 and 1,322.742 units outstanding)	2,236,894	1,669,445
Total trust capital	329,916,078	473,660,034

TOTAL:	$349,203,310	$499,260,401

NET ASSET VALUE PER UNIT OUTSTANDING:
Series 1 Unitholders	$947.15	$1,061.34
Series 2 Unitholders	$1,097.24	$1,191.38
Series 3 Unitholders	$1,106.57	$1,199.25
Series 4 Unitholders	$1,182.19	$1,262.11

See notes to financial statements

Global Macro Trust

Condensed Schedule of Investments (UNAUDITED)

September 30, 2013

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	(0.24)%	$(779,134)
Grains	(0.19)	(618,572)
Interest rates
2 Year U.S. Treasury Note (1,135 contracts, settlement date December 2013)	0.04	147,516
5 Year U.S. Treasury Note (349 contracts, settlement date December 2013)	0.04	115,289
10 Year U.S. Treasury Note (124 contracts, settlement date December 2013)	0.01	41,531
30 Year U.S. Treasury Bond (121 contracts, settlement date December 2013)	0.02	73,344
Other interest rates	0.48	1,569,985
Total interest rates	0.59	1,947,665

Livestock	0.02	56,800
Metals	0.01	26,776
Softs	0.04	144,436
Stock indices	(1.30)	(4,302,986)
Total long futures contracts	(1.07)	(3,525,015)
Short futures contracts:
Energies	0.08	250,154
Grains	0.24	805,228
Interest rates	(0.03)	(105,492)
Livestock	(0.00)	(6,710)
Metals	(0.24)	(787,453)
Softs	0.02	63,582
Stock indices	(0.04)	(125,900)
Total short futures contracts	0.03	93,409
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	(1.04)	(3,431,606)
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.16	3,843,110
Total short forward currency contracts	(0.38)	(1,270,450)
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS-Net	0.78	2,572,660

TOTAL	(0.26)%	$(858,946)

(Continued)

Global Macro Trust

Condensed Schedule of Investments (UNAUDITED)

September 30, 2013

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$50,710,000	U.S. Treasury notes, 0.500%, 11/15/2013	15.38%	$50,740,704
96,100,000	U.S. Treasury notes, 1.250%, 03/15/2014	29.29	96,629,301
91,060,000	U.S. Treasury notes, 0.625%, 07/15/2014	27.72	91,440,602
75,420,000	U.S. Treasury notes, 0.250%, 09/15/2014	22.89	75,523,113
	Total investments in U.S. Treasury notes (amortized cost $314,226,248)	95.28%	$314,333,720

See notes to financial statements	(Concluded)

Global Macro Trust

Condensed Schedule of Investments

December 31, 2012

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	0.54%	$2,577,288
Grains	(0.09)	(404,470)
Interest rates:
2 Year U.S. Treasury Note (4,077 contracts, settlement date March 2013)	0.06	292,341
5 Year U.S. Treasury Note (1,181 contracts, settlement date March 2013)	(0.01)	(47,455)
10 Year U.S. Treasury Note (545 contracts, settlement date March 2013)	(0.02)	(111,109)
30 Year U.S. Treasury Bond (105 contracts, settlement date March 2013)	(0.01)	(40,844)
Other interest rates	0.42	2,001,287
Total interest rates	0.44	2,094,220

Metals	0.04	182,574
Softs	0.00	14,300
Stock indices	0.67	3,157,189
Total long futures contracts	1.60	7,621,101

Short futures contracts:
Energies	(0.64)	(3,030,038)
Grains	0.04	224,946
Interest rates	0.01	32,326
Livestock	(0.00)	(11,590)
Metals	(0.19)	(897,543)
Softs	0.14	647,490
Stock indices	(0.02)	(106,850)
Total short futures contracts	(0.66)	(3,141,259)
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	0.94	4,479,842

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.20)	(949,561)
Total short forward currency contracts	0.34	1,600,283
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS-Net	0.14	650,722

TOTAL	1.08%	$5,130,564

(Continued)

Global Macro Trust

Condensed Schedule of Investments

December 31, 2012

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$137,850,000	U.S. Treasury notes, 0.625%, 02/28/2013	29.13%	$137,973,850
146,530,000	U.S. Treasury notes, 3.375%, 07/31/2013	31.51	149,271,714
129,840,000	U.S. Treasury notes, 0.125%, 09/30/2013	27.41	129,809,569
50,710,000	U.S. Treasury notes, 0.500%, 11/15/2013	10.74	50,854,603
	Total investments in U.S. Treasury notes (amortized cost $467,801,178)	98.79%	$467,909,736

See notes to financial statements	(Concluded)

Global Macro Trust

Statements of Operations (UNAUDITED)

	For the three months ended
	September 30	September 30
	2013	2012
INVESTMENT INCOME:
Interest income	$135,346	$176,744

EXPENSES:
Brokerage and custodial fees	5,453,173	8,924,266
Administrative expenses	392,305	489,012
Custody fees and other expenses	19,909	28,293
Management fees	129,023	162,284
Total expenses	5,994,410	9,603,855

NET INVESTMENT LOSS	(5,859,064)	(9,427,111)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	3,906,634	1,498,842
Foreign exchange translation	15,792	(196,650)
Net change in unrealized:
Futures and forward currency contracts	(5,742,282)	4,264,446
Foreign exchange translation	84,702	60,851
Net gains (losses) from U.S. Treasury notes:
Realized	1,120	(10,011)
Net change in unrealized	31,894	89,716
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)	(1,702,140)	5,707,194

NET LOSS	$(7,561,204)	$(3,719,917)

NET GAIN (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER PER UNIT OUTSTANDING
Series 1 Unitholders	$(21.60)	$(11.96)
Series 2 Unitholders	$(13.28)	$(0.13)
Series 3 Unitholders	$(12.69)	$0.61
Series 4 Unitholders	$(7.58)	$6.85

(Continued)

Global Macro Trust

Statements of Operations (UNAUDITED)

	For the nine months ended
	September 30	September 30
	2013	2012
INVESTMENT INCOME:
Interest income	$534,772	$656,065

EXPENSES:
Brokerage and custodial fees	19,111,133	30,215,222
Administrative expenses	1,255,614	1,529,936
Custody fees and other expenses	68,163	100,915
Management fees	457,197	483,079
Total expenses	20,892,107	32,329,152

NET INVESTMENT LOSS	(20,357,335)	(31,673,087)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(16,499,492)	(10,237,178)
Foreign exchange translation	(380,621)	46,021
Net change in unrealized:
Futures and forward currency contracts	(5,989,510)	(20,750,165)
Foreign exchange translation	88,714	112,264
Net gains (losses) from U.S. Treasury notes:
Realized	16,859	(49,638)
Net change in unrealized	(1,086)	27,842
TOTAL NET REALIZED AND UNREALIZED LOSSES	(22,765,136)	(30,850,854)

NET LOSS	$(43,122,471)	(62,523,941)

NET LOSS AFTER PROFIT SHARE TO MANAGING OWNER PER UNIT OUTSTANDING
Series 1 Unitholders	$(114.19)	$(110.51)
Series 2 Unitholders	$(94.14)	$(79.86)
Series 3 Unitholders	$(92.68)	$(77.95)
Series 4 Unitholders	$(79.92)	$(61.86)

See notes to financial statements	(Concluded)

Global Macro Trust

Statements of Changes in Trust Capital (UNAUDITED)

For the nine months ended September 30, 2013:

	Series 1 Unitholders		Series 2 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at January 1, 2013	$428,867,469	404,080.828	$289,447	242.952	$33,520,653	27,951.367	$1,669,445	1,322.742	$9,313,020	8,774.775	$473,660,034
Subscriptions	3,504,400	3,384.525	-	-	4,651,514	4,042.612	729,175	575.425	-	-	8,885,089
Redemptions	(96,582,932)	(95,828.414)	(100,110)	(84.624)	(12,216,396)	(10,650.340)	(7,136)	(5.998)	(600,000)	(621.189)	(109,506,574)
Addt'l units allocated *	-	625.059	-	-	-	-	-	-	-	428.566	-
Net loss	(40,030,229)	-	(15,613)	-	(2,337,604)	-	(154,590)	-	(584,435)	-	(43,122,471)
Trust capital at September 30, 2013	$295,758,708	312,261.998	$173,724	158.328	$23,618,167	21,343.639	$2,236,894	1,892.169	$8,128,585	8,582.152	$329,916,078

Net asset value per unit outstanding at September 30, 2013:	$947.15		$1,097.24		$1,106.57		$1,182.19

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and the Managing Owner

(Continued)

Global Macro Trust

Statements of Changes in Trust Capital (UNAUDITED)

For the nine months ended September 30, 2012:

	Series 1 Unitholders		Series 2 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at January 1, 2012	$709,737,394	603,996.596	$240,698	190.737	$32,771,232	25,863.120	$793,127	606.787	$9,644,943	8,207.970	$753,187,394
Subscriptions	17,207,027	15,371.686	75,000	63.612	4,892,681	4,018.914	918,915	712.680	-	-	23,093,623
Redemptions	(189,932,898)	(172,293.030)	(13,898)	(11.397)	(5,357,707)	(4,430.312)	(26,074)	(21.231)	-	-	(195,330,577)
Addt'l units allocated *	-	1,062.593	-	-	-	-	-	-	-	423.003	-
Net loss	(59,943,196)	-	(14,611)	-	(2,040,319)	-	(69,362)	-	(456,453)	-	(62,523,941)
Trust capital at September 30, 2012	$477,068,327	448,137.845	$287,189	242.952	$30,265,887	25,451.722	$1,616,606	1,298.236	$9,188,490	8,630.973	$518,426,499

Net asset value per unit outstanding at September 30, 2012:	$1,064.56		$1,182.08		$1,189.15		$1,245.23

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and the Managing Owner

See notes to financial statements	(Continued)

Global Macro Trust

Statements of Financial Highlights (UNAUDITED)

	2013				2012
For the three months ended September 30	Series 1	Series 2	Series 3	Series 4	Series 1	Series 2	Series 3	Series 4

Net loss from operations:
Net investment loss	$(16.93)	$(8.49)	$(7.80)	$(2.33)	$(19.16)	$(7.73)	$(7.77)	$(1.77)
Net realized and unrealized gains (losses) on trading of futures and forward currency contracts	(4.75)	(4.87)	(4.98)	(5.36)	7.07	7.42	8.20	8.42
Net gains from U.S. Treasury obligations	0.08	0.08	0.09	0.11	0.13	0.18	0.18	0.20
Profit share allocated to Managing Owner	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Net income (loss) per unit	$(21.60)	$(13.28)	$(12.69)	$(7.58)	$(11.96)	$(0.13)	$0.61	$6.85

Net asset value per unit, beginning of period	968.75	1,110.52	1,119.26	1,189.77	1,076.52	$1,182.21	$1,188.54	$1,238.38

Net asset value per unit, end of period	$947.15	$1,097.24	$1,106.57	$1,182.19	$1,064.56	$1,182.08	$1,189.15	$1,245.23

	2013				2012
Total return and ratios for the three months ended September 30:	Series 1	Series 2	Series 3	Series 4	Series 1	Series 2	Series 3	Series 4

RATIOS TO AVERAGE CAPITAL:

Net investment loss (a)	(7.06)%	(3.05)%	(2.79)%	(0.79)%	(7.00)%	(2.81)%	(2.56)%	(0.55)%

Total expenses (a)	7.21%	3.20%	2.94%	0.94%	7.12%	2.93%	2.68%	0.68%
Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	7.21%	3.20%	2.94%	0.94%	7.12%	2.93%	2.68%	0.68%

Total return before profit share allocation (b)	(2.23)%	(1.20)%	(1.13)%	(0.64)%	(1.11)%	(0.01)%	0.05%	0.55%
Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	(2.23)%	(1.20)%	(1.13)%	(0.64)%	(1.11)%	(0.01)%	0.05%	0.55%

(a) annualized

(b) not annualized	(Continued)

Global Macro Trust

Statements of Financial Highlights (UNAUDITED)

	2013				2012
For the nine months ended September 30 September 30	Series 1	Series 2	Series 3	Series 4	Series 1	Series 2	Series 3	Series 4

Net loss from operations:
Net investment loss	$(53.60)	$(26.39)	$(24.30)	$(7.11)	$(57.59)	$(24.92)	$(22.72)	$(4.74)
Net realized and unrealized losses on trading of futures and forward currency contracts	(60.63)	(67.81)	(68.42)	(72.85)	(52.88)	(55.06)	(55.25)	(57.14)
Net gains (losses) from U.S. Treasury obligations	0.04	0.06	0.04	0.04	(0.04)	0.12	0.02	0.02
Profit share allocated to Managing Owner	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Net loss per unit	$(114.19)	$(94.14)	$(92.68)	$(79.92)	$(110.51)	$(79.86)	$(77.95)	$(61.86)

Net asset value per unit, beginning of period	1,061.34	1,191.38	1,199.25	1,262.11	1,175.07	1,261.94	1,267.10	1,307.09

Net asset value per unit, end of period	$947.15	$1,097.24	$1,106.57	$1,182.19	$1,064.56	$1,182.08	$1,189.15	$1,245.23

	2013				2012
Total return and ratios for the nine months ended September 30:	Series 1	Series 2	Series 3	Series 4	Series 1	Series 2	Series 3	Series 4

RATIOS TO AVERAGE CAPITAL:

Net investment loss (a)	(7.01)%	(3.01)%	(2.76)%	(0.77)%	(6.95)%	(2.76)%	(2.50)%	(0.50)%

Total expenses (a)	7.18%	3.18%	2.93%	0.94%	7.09%	2.89%	2.64%	0.64%
Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	7.18%	3.18%	2.93%	0.94%	7.09%	2.89%	2.64%	0.64%

Total return before profit share allocation (b)	(10.76)%	(7.90)%	(7.73)%	(6.33)%	(9.40)%	(6.33)%	(6.15)%	(4.73)%
Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	(10.76)%	(7.90)%	(7.73)%	(6.33)%	(9.40)%	(6.33)%	(6.15)%	(4.73)%

(a) annualized
(b) not annualized

See notes to financial statements	(Concluded)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Global Macro Trust’s (the “Trust”) financial condition at September 30, 2013 and December 31, 2012 and the results of its operations for the three and nine months ended September 30, 2013 and 2012 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012. The December 31, 2012 information has been derived from the audited financial statements as of December 31, 2012.

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

The Income Taxes topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”) clarifies the accounting for uncertainty in tax positions. This requires that the Trust recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Trust’s open tax years, 2010 to 2012, for the U.S. Federal jurisdiction, the New York, Connecticut and Delaware state jurisdictions and the New York City jurisdiction, there are no uncertain tax positions. The Trust is treated as a limited partnership for federal and state income tax reporting purposes and therefore the unitholders in the trust ("Unitholders") are responsible for the payment of taxes.

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

During the three and nine months ended September 30, 2013 and 2012, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Trust’s investments by hierarchical level as of September 30, 2013 and December 31, 2012 in valuing the Trust’s investments at fair value. At September 30, 2013 and December 31, 2012, the Trust held no assets or liabilities classified in Level 3.

Financial Assets and Liabilities at Fair Value as of September 30, 2013

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$314,333,720	$-	$314,333,720
Short-term money market fund*	24,033,662	-	24,033,662
Exchange-traded futures contracts
Energies	(528,980)	-	(528,980)
Grains	186,656	-	186,656
Interest rates	1,842,173	-	1,842,173
Livestock	50,090	-	50,090
Metals	(760,677)	-	(760,677)
Softs	208,018	-	208,018
Stock indices	(4,428,886)	-	(4,428,886)

Total exchange-traded futures contracts	(3,431,606)	-	(3,431,606)

Over-the-counter forward currency contracts	-	2,572,660	2,572,660

Total futures and forward currency contracts (2)	(3,431,606)	2,572,660	(858,946)

Total financial assets at fair value	$334,935,776	$2,572,660	$337,508,436

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in brokers' trading accounts as collateral			$55,153,324
Investments in U.S. Treasury notes held in custody			259,180,396
Total investments in U.S. Treasury notes			$314,333,720

(2)
Net unrealized appreciation on futures and forward currency contracts			$2,572,660
Net unrealized depreciation on futures and forward currency contracts			(3,431,606)
Total unrealized depreciation on futures and forward currency contracts			$(858,946)

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial Assets and Liabilities at Fair Value as of December 31, 2012

	Level 1	Level 2	Total

U.S. Treasury notes (1)	467,909,736	-	467,909,736
Short-term money market fund*	7,692,129	-	7,692,129
Exchange-traded futures contracts
Energies	(452,750)	-	(452,750)
Grains	(179,524)	-	(179,524)
Interest rates	2,126,546	-	2,126,546
Livestock	(11,590)	-	(11,590)
Metals	(714,969)	-	(714,969)
Softs	661,790	-	661,790
Stock indices	3,050,339	-	3,050,339

Total exchange-traded futures contracts	4,479,842	-	4,479,842

Over-the-counter forward currency contracts	-	650,722	650,722

Total futures and forward currency contracts (2)	4,479,842	650,722	5,130,564

Total financial assets at fair value	480,081,707	650,722	480,732,429

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in brokers' trading accounts as collateral			$99,079,846
Investments in U.S. Treasury notes held in custody			368,829,890
Total investments in U.S. Treasury notes			$467,909,736

(2)
Net unrealized appreciation on futures and forward currency contracts			$8,445,476
Net unrealized depreciation on futures and forward currency contracts			(3,314,912)
Total unrealized appreciation on futures and forward currency contracts			$5,130,564

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

In December 2011, FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities” which created a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangement associated with its financial instruments and derivative instruments. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the Statements of Financial Condition and instruments and transactions subject to an arrangement similar to a master netting agreement. The following tables present gross amounts of assets and liabilities which qualify for offset as presented in the Statements of Financial Condition at September 30, 2013 and December 31, 2012.

Offsetting of derivative assets and liabilities at September 30, 2013

	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Assets
Forward currency contracts
Counterparty F	$2,859,803	$(953,011)	$1,906,792
Counterparty G	374,132	(253,798)	120,334
Counterparty H	3,196,213	(2,650,679)	545,534
Total assets	$6,430,148	$(3,857,488)	$2,572,660

	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Liabilities
Futures contracts
Counterparty A	$(1,888,456)	$1,084,018	$(804,438)
Counterparty C	(3,715,031)	3,123,529	(591,502)
Counterparty D	(3,204,351)	1,168,685	(2,035,666)
Total liabilities	$(8,807,838)	$5,376,232	$(3,431,606)

Offsetting of derivative assets and liabilities at December 31, 2012

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statements of Financial Condition	Net amounts of assets presented in the Statements of Financial Condition
Futures contracts
Counterparty A	$1,550,563	$(867,571)	$682,992
Counterparty B	6,033,303	(3,024,836)	3,008,467
Counterparty D	1,646,682	(608,619)	1,038,063
Counterparty E	1,341,846	(921,044)	420,802
Total futures contracts	10,572,394	(5,422,070)	5,150,324

Forward currency contracts
Counterparty F	4,720,102	(1,654,404)	3,065,698
Counterparty G	349,956	(120,502)	229,454
Total forward currency contracts	5,070,058	(1,774,906)	3,295,152

Total assets	$15,642,452	$(7,196,976)	$8,445,476

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statements of Financial Condition	Net amounts of liabilities presented in the Statements of Financial Condition
Futures contracts
Counterparty C	$(2,662,957)	$1,992,486	$(670,471)

Forward currency contracts
Counterparty H	(9,700,722)	7,056,281	(2,644,441)

Total liabilities	$(12,363,679)	$9,048,767	$(3,314,912)

The Trust’s market risk is influenced by a wide variety of factors including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Trust’s open positions and the liquidity of the markets in which it trades.

The Trust engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Trust at September 30, 2013, by market sector:

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

See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional derivative-related information.

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at September 30, 2013 and December 31, 2012. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at September 30, 2013

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Energies	$47,728	$(826,862)	$261,750	$(11,596)	$(528,980)
Grains	14,188	(632,760)	812,491	(7,263)	186,656
Interest rates	1,993,258	(45,593)	-	(105,492)	1,842,173
Livestock	73,580	(16,780)	12,250	(18,960)	50,090
Metals	1,146,236	(1,119,460)	414,344	(1,201,797)	(760,677)
Softs	154,205	(9,769)	80,289	(16,707)	208,018
Stock indices	365,913	(4,668,899)	-	(125,900)	(4,428,886)
Total futures contracts:	3,795,108	(7,320,123)	1,581,124	(1,487,715)	(3,431,606)

Forward currency contracts	5,604,692	(1,761,582)	825,456	(2,095,906)	2,572,660

Total futures and forward currency contracts	$9,399,800	$(9,081,705)	$2,406,580	$(3,583,621)	$(858,946)

Fair Value of Futures and Forward Currency Contracts at December 31, 2012

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$2,595,897	$(18,609)	$176,518	$(3,206,556)	$(452,750)
Grains	-	(404,470)	245,396	(20,450)	(179,524)
Interest rates	3,807,256	(1,713,036)	32,326	-	2,126,546
Livestock	-	-	-	(11,590)	(11,590)
Metals	294,790	(112,216)	3,470	(901,013)	(714,969)
Softs	14,300	-	820,793	(173,303)	661,790
Stock indices	3,561,052	(403,863)	-	(106,850)	3,050,339

Total futures contracts	10,273,295	(2,652,194)	1,278,503	(4,419,762)	4,479,842

Forward currency contracts	5,057,295	(6,006,856)	6,000,398	(4,400,115)	650,722

Total futures and forward currency contracts	$15,330,590	$(8,659,050)	$7,278,901	$(8,819,877)	$5,130,564

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three and nine months ended September 30, 2013 and 2012 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below:

Trading gains (losses) of futures and forward currency contracts for the three and nine months ended September 30, 2013 and 2012

Sector	Three months ended: September 30, 2013	Three months ended: September 30, 2012	Nine months ended: September 30, 2013	Nine months ended: September 30, 2012
Futures contracts:
Energies	$(440,328)	$(7,700,983)	$(7,572,073)	$(7,367,605)
Grains	1,955,826	5,041,489	2,498,567	(4,017,144)
Interest rates	(2,573,875)	12,360,799	(25,726,335)	23,736,197
Livestock	144,510	(57,100)	164,050	(677,840)
Metals	(8,036,661)	(2,958,668)	(3,282,507)	(8,537,836)
Softs	(117,442)	(1,153,758)	1,632,830	2,945,042
Stock indices	7,343,582	1,536,582	25,016,290	(18,583,338)
Total futures contracts	(1,724,388)	7,068,361	(7,269,178)	(12,502,524)

Forward currency contracts	(111,260)	(1,305,073)	(15,219,824)	(18,484,819)

Total futures and forward currency contracts	$(1,835,648)	$5,763,288	$(22,489,002)	$(30,987,343)

The following table presents average notional value by sector in U.S. dollars of open futures and forward currency contracts for the nine months ended September 30, 2013 and 2012. The Trust’s average net asset value for the nine months ended September 30, 2013 and 2012 was approximately $416,000,000 and $638,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the nine months ended September 30, 2013 and 2012

	2013		2012
Sector	Long Positions	Short Positions	Long Positions	Short Positions

Futures contracts:
Energies	$63,529,750	$53,258,223	$79,500,659	$85,418,301
Grains	24,754,523	29,969,293	29,325,720	22,051,449
Interest rates	824,759,772	92,948,531	1,349,481,628	14,239,243
Livestock	2,564,448	8,385,630	-	7,374,385
Metals	21,890,990	45,427,594	23,476,364	56,502,572
Softs	9,812,430	19,854,411	4,383,940	27,914,065
Stock indices	410,900,962	4,625,034	141,743,262	84,425,392

Total futures contracts	1,358,212,875	254,468,716	1,627,911,573	297,925,407

Forward currency contracts	412,254,692	167,715,301	342,856,729	396,961,803

Total average notional	$1,770,467,567	$422,184,017	$1,970,768,302	$694,887,210

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at September 30, 2013 and 2012. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the Managing Owner believes it is a more meaningful representation of notional values of the Trust’s open interest rate positions.

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

A significant portion of the Trust’s forward currency trading activities are cleared by Barclays Bank PLC (“BB”), Deutsche Bank AG (“DB”) and Morgan Stanley & Co. LLC (“MS”). The Trust’s concentration of credit risk associated with BB, DB or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition, plus the value of margin or collateral held by BB, DB and MS. The amount of such credit risk was $17,878,324 and $54,632,696 at September 30, 2013 and December 31, 2012, respectively.

4. PROFIT SHARE

Profit share earned (from Unitholders' redemptions) is credited to the New Profit Memo Account as defined in the Trust’s Declaration of Trust and Trust Agreement (the “Trust Agreement”). No profit share was earned or accrued during the three and nine months ended September 30, 2013 or 2012.

5. RELATED PARTY TRANSACTIONS

The Trust pays all routine expenses, such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee's fees, the charges of an outside accounting services agency and the expenses of updating the Trust's Prospectus), as well as extraordinary costs. At September 30, 2013 and December 31, 2012, the Managing Owner is owed $43,515 and $130,021, respectively, from the Trust in connection with such expenses it has paid on the Trust's behalf (and is included in "Due to Managing Owner" in the Statements of Financial Condition).

Series 1 Unitholders who redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the Managing Owner. At December 31, 2012, $11,982 was owed to the Managing Owner (and is included in "Due to Managing Owner" in the Statements of Financial Condition). There was no redemption charge payable at September 30, 2013.

6. FINANCIAL HIGHLIGHTS

Per unit operating performance for Series 1, Series 2, Series 3 and Series 4 Units is calculated based on Unitholders’ Trust capital for each Series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of Units during the period. Weighted average number of Units for each Series is detailed below:

	Three months ending September 30,		Nine months ending September 30,		Date of initial
	2013	2012	2013	2012	issuance
Series 1	337,298.848	481,266.007	366,845.459	538,826.530	July 23, 2001
Series 2	165.734	242.894	199.859	224.311	April 1, 2010
Series 3	23,105.333	26,412.540	25,741.584	26,309.334	September 1, 2009
Series 4	1,882.804	1,277.743	1,847.096	1,217.152	November 1, 2010

7. BROKERAGE AND CUSTODIAL FEES

For the three and nine months ended September 30, 2013 and 2012, brokerage and custodial fees were as follows:

	Three months ending September 30,		Nine months ending September 30,
	2013	2012	2013	2012
Brokerage fees	$5,453,059	$8,924,082	$19,110,694	$30,214,714
Custodial fees	114	184	439	508
Total	$5,453,173	$8,924,266	$19,111,133	$30,215,222

During the three and nine months ended September 30, 2013 and 2012, amounts paid to selling agents on Series 1 units sold subsequent to August 12, 2009 exceeded 9.5% of the gross offering proceeds of the Series 1 Units sold. As a result, the amounts that otherwise would be paid to selling agents for that Series 1 Unit were instead rebated to the Trust for the benefit of all holders of Series 1 Units. The total amounts rebated to the Trust for the three and nine months ended September 30, 2013 were $43,191 and $98,027, respectively. The total amounts rebated to the Trust for the three and nine months ended September 30, 2012 were $13,599 and $18,754. These rebates were included in “Brokerage and custodial fees” in the Statements of Operations.

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

During its operations for the three and nine months ended September 30, 2013, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

CRITICAL ACCOUNTING ESTIMATES

The Trust records its transactions in futures, forward and spot contracts, including related income and expenses, on a trade date basis. Open futures contracts traded on an exchange are valued at fair value, which is based on the closing settlement price on the exchange where the futures contract is traded by the Trust on the day with respect to which net assets are being determined. Spot currency contracts are valued based on the Spot Price. Forward currency contracts are valued based on pricing models that consider the Spot Price plus the Forward Points. Forward Points from the quotation service providers are generally in periods of one month, two months, three months, six months, nine months and twelve months forward while the contractual forward delivery dates for the forward currency contracts traded by the Trust may be in between these periods. The Managing Owner’s policy to determine fair value for forward currency contracts involves first calculating the number of Months to Maturity, then identifying the Forward Month Contracts. Linear interpolation is then performed between the dates of these two Forward Month Contracts to calculate the interpolated Forward Point. Model inputs can generally be verified and model selection does not involve significant management judgment. Such instruments are typically classified within Level 2 of the fair value hierarchy.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, such as accrual of expenses, that affect the amounts and disclosures reported in the financial statements. Based on the nature of the business and operations of the Trust, the Managing Owner believes that the estimates utilized in preparing the Trust’s financial statements are appropriate and reasonable, however actual results could differ from these estimates. The estimates used do not provide a range of possible results that would require the exercise of subjective judgment. The Managing Owner further believes that, based on the nature of the business and operations of the Trust, no other reasonable assumptions relating to the application of the Trust’s critical accounting estimates other than those currently used would likely result in materially different amounts from those reported.

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

Periods ended September 30, 2013

Month Ending:	Total Trust Capital

September 30, 2013	$329,916,078
June 30, 2013	377,025,133
December 31, 2012	473,660,034

	Three Months	Nine Months
Change in Trust Capital	$(47,109,055)	$(143,743,956)
Percent Change	-12.49%	-30.35%

THREE MONTHS ENDED SEPTEMBER 30, 2013

The decrease in the Trust’s net assets of $47,109,055 for the three months ended September 30, 2013 was attributable to redemptions of $42,449,545 and a net loss of $7,561,204 which was partially offset by subscriptions of $2,901,694.

Brokerage and custodial fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.  Brokerage and custodial fees for the three months ended September 30, 2013 decreased $3,471,093 relative to the corresponding period in 2012 due to a decrease in the Trust’s net assets.

Administrative expenses for the three months ended September 30, 2013 decreased $96,707 relative to the corresponding period in 2012. The decrease was due mainly to a decrease in the Trust's net assets during the three months ended September 30, 2013 relative to the corresponding period in 2012.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian.  Interest income for the three months ended September 30, 2013 decreased $41,398 relative to the corresponding period in 2012. This decrease was due predominantly to a decrease in average net assets during the three months ended September 30, 2013.

The Trust experienced net realized and unrealized losses of $1,702,140 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage and custodial fees of $5,453,173, administrative expenses of $392,305, custody fees and other expenses of $19,909 and management fees of $129,023 were incurred. Interest income of $135,346 partially offset the Trust's expenses resulting in net loss of $7,561,204. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	(0.00)%
Energies	(0.16)%
Grains	0.56%
Interest rates	(0.72)%
Livestock	0.04%
Metals	(2.23)%
Softs	(0.03)%
Stock indicies	2.02%
Trading loss	(0.52)%

NINE MONTHS ENDED SEPTEMBER 30, 2013

The decrease in the Trust’s net assets of $143,743,956 for the nine months ended September 30, 2013 was attributable to redemptions of $109,506,574 and a net loss of $43,122,471 which was partially offset by subscriptions of $8,885,089.

Brokerage and custodial fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.  Brokerage and custodial fees for the nine months ended September 30, 2013 decreased $11,104,089 relative to the corresponding period in 2012 due to a decrease in the Trust’s net assets.

Administrative expenses for the nine months ended September 30, 2013 decreased $274,322 relative to the corresponding period in 2012. The decrease was due mainly to a decrease in the Trust's net assets during the nine months ended September 30, 2013, relative to the corresponding period in 2012.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian.  Interest income for the nine months ended September 30, 2013 decreased $121,293 relative to the corresponding period in 2012. This decrease was due predominantly to a decrease in average net assets during the nine months ended September 30, 2013.

The Trust experienced net realized and unrealized losses of $22,765,136 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage and custodial fees of $19,111,133, administrative expenses of $1,255,614, custody fees and other expenses of $68,163 and management fees of $457,197 were incurred. Interest income of $534,772 partially offset the Trust's expenses resulting in net loss of $43,122,471. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	(3.44)%
Energies	(1.78)%
Grains	0.67%
Interest rates	(5.96)%
Livestock	0.03%
Metals	(1.12)%
Softs	0.33%
Stock indicies	5.51%
Trading loss	(5.76)%

MANAGEMENT DISCUSSION – 2013

Three months ended September 30, 2013

The Trust posted a small loss during the third quarter as gains from trading stock index and grain futures fell short of losses sustained from trading metals, energy and interest rates futures. Trading of currency forwards and soft and livestock futures were essentially flat for the period.

Market participants struggled to balance the impact of improving economic factors with the uncertainty surrounding monetary and fiscal policy in the U.S. and geopolitical risks emanating from the Middle East, especially Syria and Iran.

With the U.S. economy continuing to grow, Europe apparently emerging from recession and Chinese growth strengthening in the third quarter, equity markets generally advanced. Hence long positions in U.S., European, Japanese, Australian and South African stock index futures were profitable. A short CBOE VIX trade was also profitable. On the other hand, short positions in Chinese, Korean and Hong Kong equity indices registered losses and were reversed.

Long soybean and soybean meal trades were profitable as Chinese demand increased and weather related factors dampened the supply outlook. A short soybean oil trade was profitable, as was a short corn trade that benefitted from an improved USDA forecast. A short wheat trade was unprofitable.

Metal prices rose on the better growth outlook and short positions in both precious and industrial metals generated losses.

Energy prices were volatile during the quarter due to the heightened then reduced tensions in the Middle East, and to the changing economic outlook. Losses from trading RBOB gasoline, London gas oil, heating oil and natural gas were fractionally larger than the gains from trading crude oil.

Interest rates were volatile as uncertainty about U.S. monetary policy ended in September with a surprise “no-taper” decision by the Federal Reserve. Long positions in short-term German, U.S. and Australian instruments and in the JGB were slightly profitable. However, trading of European, Australian and U.K. notes and bonds produced somewhat larger losses.

Currency trading was flat as the dollar weakened during the quarter apparently due to U.S. fiscal and monetary policy uncertainty. Short dollar trades versus the pound sterling, Swiss franc, Swedish krona, Korean won and New Zealand dollar and long dollar trades against the currencies of Brazil and India were profitable, as was a long Euro/short Turkish lira position. These gains were offset, however, by losses from long dollar positions against the currencies of Australia, Canada, Colombia, Japan, Norway, South Africa and Turkey.

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

CONTRACTUAL OBLIGATIONS

The Trust does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Trust’s sole business is trading futures, forward currency, spot, option and swap contracts, both long (contracts to buy) and short (contacts to sell). The Trust may also engage in trading swaps. All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Trust for less than four months before being offset or rolled over into new contracts with similar maturities. The Trust’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Trust’s open futures and forward currency contracts, both long and short, at September 30, 2013.

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

The Trust's Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Trust's open positions by market category for the quarter ended September 30, 2013. During the nine months ended September 30, 2013, the Trust's average total capitalization was approximately $416,000,000.

		% of	High
	Average value	Average	value	Low value
Sector	at risk	Capitalization	at risk	at risk
Currencies	19.4	4.8%	28.8	14.2
Energies	2.4	0.6%	3.2	1.6
Grains	2.7	0.7%	3.5	2.0
Interest rates	8.6	2.1%	14.9	5.0
Livestock	0.4	0.1%	0.6	0.2
Metals	4.2	1.0%	5.9	2.9
Softs	1.3	0.3%	2.4	0.6
Stock indices	25.4	6.2%	33.7	14.9
	64.4	15.8%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the nine months ended September 30, 2013. Average capitalization is the average of the Trust's approximate capitalization at the end of each of the nine months ended  September 30, 2013. Dollar amounts represent millions of dollars.

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

ITEM 4. CONTROLS AND PROCEDURES

The Managing Owner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Trust as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the Managing Owner’s internal controls over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Managing Owner’s internal controls over financial reporting with respect to the Trust.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There are no material changes from risk factors as previously disclosed in Form 10-K, filed March 28, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS

(a)	There have been no sales of unregistered securities of the Trust during the three months ended September 30, 2013

(c)	Pursuant to the Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding and Units are not reissued once redeemed.

The following table summarizes the redemptions by Unitholders during the three months ended September 30, 2013. There were no redemptions from Series 4 Unitholders.

	Series 1		Series 2		Series 3
Date of Redemption	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit

July 31, 2013	13,898.589	$965.89	-	$1,111.23	1,796.595	$1,120.21
August 31, 2013	11,618.643	939.98	-	1,085.21	1,625.468	1,094.21
September 30, 2013	12,951.722	947.15	7.446	1,097.24	1,298.774	1,106.57
Total	38,468.954		7.446		4,720.837

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

31.03 Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer

32.01 Section 1350 Certification of Co-Chief Executive Officer

32.02 Section 1350 Certification of Co-Chief Executive Officer

32.03 Section 1350 Certification of Chief Financial Officer

101.INS  XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF  XBRL Taxonomy Extension Definition Linkbase Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE  XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	Millburn Ridgefield Corporation,
Managing Owner

Date: November 14, 2013
/s/Tod A. Tanis
Tod A. Tanis
Vice-President
(Principal Accounting Officer)

