Form 10-K
period 2013-12-31
GLOBAL MACRO TRUST
filed 2014-03-27
CIK 1145765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended: December 31, 2013

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

Not applicable.

Documents Incorporated by Reference

Registrant’s Financial Statements for the years ended December 31, 2013, 2012 and 2011 and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2013, is incorporated by reference into Part II Item 8 and Part IV hereof and filed as an exhibit herewith.

PART I

Item 1.    Business

(a)    General development of business

Global Macro Trust (the “Trust”) is a Delaware statutory trust organized on July 23, 2001 pursuant to a Declaration of Trust and Trust Agreement (the “Trust Agreement”), under the Delaware Statutory Trust Act. The Trust originally filed a registration statement, under the Securities Act of 1933, as amended (the “Securities Act”), with the Securities and Exchange Commission (“SEC”) to register units of beneficial interest (the “Units”), which registration statement became effective March 26, 2002. Between April 1, 2002 and June 30, 2002, the Units were publicly offered at an initial price of $1,000 per Unit. The Trust commenced operations on July 1, 2002. The Trust has subsequently registered additional Units with the SEC. The net asset value of a Series 1 Unit that originally sold for $1,000 as of July 1, 2002 was $953.24 as of December 31, 2013. The net asset value of a Series 2 Unit that originally sold for $1,278.10 as of April 1, 2010 was $1,116.03 as of December 31, 2013. The net asset value of a Series 3 Unit that originally sold for $1,180.91 as of September 1, 2009 was $1,126.21 as of December 31, 2013. The net asset value of a Series 4 Unit that originally sold for $1,315.33 as of November 1, 2010 was $1,209.21 as of December 31, 2013. As of December 31, 2013, Units were being offered on a monthly basis at net asset value per Unit. The Units are offered through a number of registered broker-dealer selling agents on a best efforts basis.

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

The Managing Owner invested $400 in the Trust as an initial capital contribution to the Trust and $2,000,000 in the Trust at the outset of trading and subsequently has contributed an additional $3,812,100 and has redeemed $40,771,655 as of December 31, 2013. After reflecting a net gain of $4,647,742 and profit share of $37,144,509 from inception up to and including December 31, 2013, this investment totaled $6,833,096, as of December 31, 2013.

(b)    Financial information about industry segments

The Trust’s business constitutes only one segment (i.e., a speculative commodity pool). The Trust does not engage in sales of goods and services. Financial information regarding the Trust’s business is set forth in Item 6 “Selected Financial Data” and in the Trust’s Financial Statements included as Exhibit 13.01 to this report.

(c)    Narrative description of business

The Trust engages in the speculative trading of futures, forward and spot currency contracts and may trade options thereon as well as swap contracts. The Trust’s sole trading advisor is the Managing Owner. The Managing Owner trades the Trust’s assets in the agricultural, metals, energy, interest rate and stock indices futures markets and in the currency markets, trading primarily forward contracts in the interbank market. The Managing Owner makes trading decisions pursuant to its investment and trading methods, which include technical trend analysis, certain non-traditional technical systems (i.e., systems falling outside of traditional technical trend analysis), and money management principles, which may be revised from time to time. The objective of the Managing Owner’s investment and trading methods is to (i) incorporate trend-following models to participate in all major sustained price moves in the markets traded and (ii) simultaneously consider non-traditional factors that may enhance, reduce or even override trend-following model signals. The Managing Owner’s approach employs models that analyze data over a time spectrum from several minutes to multiple years.

The models described generally have specific type and frequency of data as inputs. For example, a trend-following model may have daily price data as its input, while a non-traditional model may have fundamental data (e.g., the shape of a country’s yield-curve) as its input. In addition to such single-input models, the Managing Owner deploys models that simultaneously analyze different inputs to generate a directional signal. The use of such multi-input models in the portfolio is expected to increase over time. A majority of trades generated by quantitative models may be unprofitable. Their objective is to make fewer but larger profits, more than offsetting possibly more numerous but smaller losses. Consequently, during periods in which market behavior differs significantly from that analyzed to build models, substantial losses are possible, and even likely.

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

In addition, the Managing Owner’s risk management processes focus on money management principles applicable to the portfolio as a whole rather than to individual markets. The first principle is portfolio diversification, which attempts to improve the quality of profits by reducing volatility.

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

Pursuant to the Trust Agreement, the Managing Owner receives a flat-rate monthly brokerage fee equal to 0.583% of the month-end Series 1 net assets (a 7.0% annual rate). The Managing Owner charges less than the annual brokerage rate of 7% to those subscribers who invest in amounts of $100,000 or more in the Series 1 Units or subscribed without incurring the selling commissions paid by the Managing Owner. These reductions have no effect on other investors. From this amount, the Managing Owner pays approximately 0.50% to the Trust’s executing and clearing brokers, and up to 4% to the selling agents. For Series 1 Units sold after June 4, 2009, the amount paid to selling agents shall not, however, exceed 9.5% of the gross offering proceeds. Once the 9.5% threshold is reached with respect to a Series 1 Unit, the selling agent will receive no future compensation and the up to 4% amount that would otherwise be paid to the selling agent for that Series 1 Unit will instead be rebated to the Trust for the benefit of all holders of Series 1 Units. The Managing Owner also receives a profit share equal to 20% of any new trading profit of Series 1 Units, determined as of the end of each calendar year. The annual profit share is calculated net of brokerage fees and administrative expenses and excluding interest income. The Managing Owner pays all the routine costs of executing and clearing the Trust’s trades and all compensation due to the selling agents with respect to the Series 1 Units.

The Trust pays the Managing Owner an annual management fee equal to 2% of the average month-end net assets attributable to the Series 2 Units and Series 3 Units after reduction for expenses but before reduction for any accrued but unpaid management fees, custodial fees or Series 2/3 profit shares. The Trust will pay the Managing Owner a custodial fee equal to 0.25% of the average month-end net assets attributable to the Series 2 Units, after reduction for expenses but before reduction for any accrued but unpaid management fees, custodial fees or Series 2/3 profit shares, which the Managing Owner will pay on to brokers acting as custodian of Series 2 Units for the benefit of investors in Series 2 Units. Series 2 and Series 3 Units are also charged for their pro rata share of the Trust’s actual trade execution and clearing costs, including electronic platform trading costs, estimated at approximately 0.50% of the Trust’s average month-end net assets per year attributable to the Series 2 and Series 3 Units. The Trust pays the Managing Owner a Series 2/3 profit share equal to 20% of any cumulative new trading profit of the Series 2 and Series 3 Units in the aggregate, determined as of the end of each calendar year. The annual Series 2/3 profit share is calculated net of management fees, execution and clearing costs, custodial fees, and ongoing offering and administrative expenses and excluding interest income.

Series 4 Units are charged for their pro rata share of the Trust’s actual trade execution and clearing costs, including electronic platform trading costs, estimated at approximately 0.50% of the Trust’s average month-end net assets per year attributable to the Series 4 Units. Series 4 Units are not charged a management fee or profit share.

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

J.P. Morgan Securities LLC (“J.P. Morgan”), Deutsche Bank Securities Inc. (“Deutsche Bank”), and Barclays Capital Inc. (“Barclays”) act as the futures brokers for the Trust. The Trust ceased clearing trades through Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated during July 2013 and June 2013, respectively. The Trust executes currency forward trades with several brokers and banks, including Morgan Stanley & Co., LLC, Deutsche Bank AG and Barclays Bank PLC, and primarily clears all such trades with Morgan Stanley & Co., LLC, Deutsche Bank AG, and Barclays Bank PLC serving as prime brokers. The Trust pays “bid ask” spreads on its forward trades, as such spreads are incorporated into the pricing of forward contracts. The Managing Owner monitors the Trust’s trades to ensure that the prices it receives are competitive.

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

Regulation

Under the Commodity Exchange Act, as amended (the “CEA”), commodity exchanges and futures trading are subject to regulation by the CFTC. NFA, a “registered futures association” under the CEA, is the only non-exchange self-regulatory organization for futures industry professionals. The CFTC has delegated to NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons and “floor brokers” and “floor traders.” The CEA requires commodity pool operators and commodity trading advisors, such as the Managing Owner, and commodity brokers or futures commission merchants (“FCMs”) and swap dealers, such as J.P. Morgan, Deutsche Bank, Deutsche Bank AG, Barclays, Barclays Bank PLC and Morgan Stanley to be registered and to comply with various reporting and record keeping requirements. The CFTC may suspend a commodity pool operator’s or commodity trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations. In the event that the registration of the Managing Owner as a commodity pool operator or a commodity trading advisor were terminated or suspended, the Managing Owner would be unable to continue to manage the business of the Trust. Should the Managing Owner’s registration be suspended, termination of the Trust might result.

In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long or net short positions which any person may hold or control in certain futures contracts. Most exchanges also limit the changes in futures contract prices that may occur during a single trading day. In October 2011, the CFTC adopted a new position limits regime for 28 so-called “exempt” ( i.e. , metals and energy) and agricultural commodity derivatives, futures and options contracts and their economically equivalent swap contracts. All accounts controlled by the Managing Owner are combined for speculative position limit purposes. On September 28, 2012, the United States District Court for the District of Columbia vacated these rules. In November 2013, however, the CFTC proposed substantially similar rules to its prior position limits regime. The Trust could be required to liquidate positions it holds in order to comply with the new position limits regime. Any such liquidation or limited implementation could result in substantial costs to the Trust. It is as yet unclear whether the rules will have an adverse effect on the Trust.

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

The CFTC, NFA, futures exchanges or banking authorities may not regulate or only regulate strictly limited aspects of the inter-bank currency markets and trading in these markets. The inter-bank currency markets, however, may in the future become subject to regulation under the Reform Act, a development which may entail increased costs and result in burdensome reporting requirements. The imposition of credit controls by governmental authorities or the implementation of regulations pursuant to the Reform Act might limit such forward trading to less than that which the Managing Owner would otherwise recommend, to the possible detriment of the Trust.

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

The Performance of the Trust Will be Volatile

The Managing Owner expects that the performance of the Trust will be volatile. The Trust may suffer sudden and substantial losses from time to time and the day-to-day value of the Units will be variable and uncertain. The net asset value per Unit may change materially between the date on which you subscribe for Units and the date the Units are issued or the date you request a redemption and the month-end redemption date. In the last five years, monthly returns for the Series 1 Units, which are the highest fee paying Units, have ranged from up 6.85% to down 8.44%.

The Trust’s Expenses Will Cause Losses Unless Offset by Profits and Interest Income

The Trust pays annual expenses of up to approximately 7.50% of its average month-end net assets attributable to the Series 1 Units and annual expenses of up to approximately 3.25%, 3.00% and 1.00% of its average month-end net assets attributable to the Series 2 Units, Series 3 Units and Series 4 Units, respectively. The Trust must earn trading profits and interest income allocable to each Series at least equal to these expenses to avoid losses.

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

Lack of Price Trends Will Cause Losses; There Have Been Sustained Periods With Insufficient Price Trends for the Trust to Trade Profitably. The Managing Owner Expects That There Will be Similar Periods in the Future

The Trust is unlikely to trade profitably unless there are major price trends in at least some of the markets it trades. Moreover, the price trends must be of a type the Managing Owner’s systems are designed to identify. In the past there have been sustained periods with few trending markets where gains from trading those markets were insufficient to offset losses from trades in non-trending markets. For example, the Trust incurred a loss for the year in 2003, 2004, 2009, 2011, 2012 and 2013. The Managing Owner expects that there will be similar periods in the future.

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

Speculative Position Limits May Alter Investment Decisions for the Trust

The CFTC has established limits on the maximum net long or net short positions which any person may hold or control in certain futures contracts. Exchanges also have established such limits. In October 2011, the CFTC adopted position limits for 28 so-called “exempt” (e.g., metal and energy contracts) and agricultural commodity derivatives, futures and option contracts and their economically equivalent swaps. On September 28, 2012, the United States District Court for the District of Columbia issued an opinion that vacated substantial portions of the rules that were enacted in October 2011. In November 2013, however, the CFTC proposed substantially similar rules to its prior limits regime. All accounts controlled by the Managing Owner, including the account of the Trust, are combined for speculative position limit purposes. These position limits are not yet effective and there is considerable uncertainty surrounding their application. If position limits are exceeded by the Managing Owner in the opinion of the CFTC or any other regulatory body, exchange or board, the Managing Owner will liquidate positions to the extent necessary to comply with applicable position limits.

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

The Managing Owner Anticipates the Trust’s Performance to be Non-Correlated to Stocks and Bonds, not Negatively Correlated

The performance of the Trust has been generally non-correlated to the performance of the stock and bond markets, as represented by the S&P 500 Stock Index and the Barclays Long-Term Treasury Index. Non-correlation means that there is no statistically valid relationship between two asset classes and should not be confused with negative correlation, where the performance of two asset classes would be opposite. Because of this non-correlation, you should not expect the Trust to be automatically profitable during unfavorable periods for the stock and/or bond markets, or vice versa .

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

Investors Will be Taxed on the Trust’s Interest Income Even if the Trust Suffers Trading Losses

Losses on the Trust’s trading are almost exclusively capital losses. Non-corporate investors may use net capital losses to offset up to $3,000 of ordinary income each year. So, for example, if an investor’s share of the Trust’s trading ( i.e. , capital) loss was $10,000 in a given fiscal year and the investor’s share of interest income was $5,000, the investor would incur a net loss in the net asset value of the investor’s Units equal to $5,000, but would nevertheless recognize taxable income of $2,000.

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

Forward and Spot Trading May Take Place in Unregulated Markets

The Trust will conduct all or substantially all of its currency forward and related options trading in lightly regulated markets rather than on futures exchanges or through “retail” foreign exchange markets that are subject to more rigorous regulation of the CFTC or other regulatory bodies. In such markets, a counterparty may not settle a transaction with the Trust in accordance with its terms because the counterparty is either unwilling or unable to do so (for example, because of a credit or liquidity problem affecting the counterparty), potentially resulting in significant loss. In addition, counterparties generally have the right to terminate trades under a number of circumstances, including, for example, declines in the Trust’s net assets and certain “key person” events. Any premature termination of the Trust’s currency forward trades could result in material losses for the Trust, as the Trust may be unable to quickly re-establish those trades and may only be able to do so at disadvantageous prices.

Trust funds on deposit with the currency forward and spot counterparties with which the Trust trades are not protected by the same segregation requirements imposed on CFTC-regulated commodity brokers in respect of customer funds deposited with them. Although the Trust deals only with major financial institutions as currency forward and spot counterparties, the insolvency or bankruptcy of a currency forward or spot counterparty could subject the Trust to the loss of its entire deposit with such counterparty. The forward and spot markets are well established. However, it is impossible to predict how, given certain unusual market scenarios, the evolving regulatory environment for these markets might affect the Trust, and the events underlying the 2005 bankruptcy of Refco, Inc. and its related entities have underscored, among other things, the risks of maintaining capital at unregulated entities. Further, as demonstrated by the insolvency and liquidation of MF Global Inc., customer funds held by a broker in bankruptcy may not be distributed promptly and may be subject to a lengthy claims process. Commodity broker bankruptcies are not insured by any governmental agency, and investors would not have the benefit of any protection such as that afforded customers of bankrupt securities broker-dealers by the Securities Investors Protection Corporation.

Various national governments have expressed concern regarding the disruptive effects of speculative trading in the currency markets and the need to regulate the “derivatives” markets in general. Future regulatory changes may limit the Trust’s ability to trade in certain markets. Furthermore, the inter-bank currency markets may in the future become subject to increased regulation under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”), a development which may entail increased costs and result in burdensome reporting requirements. The imposition of credit controls by governmental authorities or the implementation of regulations pursuant to the Reform Act might limit such forward trading to less than that which the Managing Owner would otherwise recommend, to the possible detriment of the Trust.

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

OTC derivative dealers also are required to post margin to the clearinghouses through which they clear their customers’ trades instead of using such margin in their operations, as was widely permitted before the Reform Act. This has and will continue to increase the dealers’ costs, which costs are generally passed through to other market participants in the form of new and higher fees, including clearing account maintenance fees, and less favorable dealer marks.

The CFTC will also require a substantial portion of derivative transactions that are currently executed on a bi-lateral basis in the OTC markets to be executed through a regulated securities, futures, or swap exchange or execution facility. Certain CFTC-regulated derivatives are expected to be subject to these rules starting in early to mid-2014. It is not yet clear when the parallel SEC requirements will go into effect. Such requirements may make it more difficult and costly for investment funds, including the Trust, to enter into highly tailored or customized transactions. They may also render certain strategies in which the Trust might otherwise engage impossible or so costly that they will no longer be economical to implement. If the Trust decides to become a direct member of one or more of these exchanges or execution facilities, the Fund would be subject to all of the rules of the exchange or execution facility, which would bring additional risks and liabilities, and potential additional regulatory requirements.

OTC derivative dealers are now required to register with the CFTC and will ultimately be required to register with the SEC. Dealers are subject to new minimum capital and margin requirements, business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest, and other regulatory burdens. These requirements further increase the overall costs for OTC derivative dealers, which are likely to be passed along, at least partially, to market participants in the form of higher fees or less advantageous dealer marks. The overall impact of the Reform Act on the Trust is highly uncertain and it is unclear how the OTC derivatives markets will adapt to this new regulatory regime, along with additional, sometimes overlapping, regulatory requirements imposed by non-U.S. regulators.

Although the Reform Act will require many OTC derivative transactions previously entered into on a principal-to-principal basis to be submitted for clearing by a regulated clearinghouse, certain of the derivatives that may be traded by the Trust may remain principal-to-principal or OTC contracts between the Trust and third parties entered into privately. The risk of counterparty nonperformance can be significant in the case of these OTC instruments, and “bid-ask” spreads may be unusually wide in these heretofore substantially unregulated markets. While the Reform Act is intended in part to reduce these risks, its success in this respect may not be evident for some time after the Reform Act is fully implemented, a process that may take several years. To the extent not mitigated by implementation of the Reform Act, if at all, the risks posed by such instruments and techniques, which can be extremely complex and may involve leveraging of the Trust’s assets, include: (1) credit risks (the exposure to the possibility of loss resulting from a counterparty’s failure to meet its financial obligations); (2) market risk (adverse movements in the price of a financial asset or commodity); (3) legal risks (the characterization of a transaction or a party’s legal capacity to enter into it could render the financial contract unenforceable, and the insolvency or bankruptcy of a counterparty could preempt otherwise enforceable contract rights); (4) operational risk (inadequate controls, deficient procedures, human error, system failure or fraud); (5) documentation risk (exposure to losses resulting from inadequate documentation); (6) liquidity risk (exposure to losses created by inability to prematurely terminate the derivative); (7) systemic risk (the risk that financial difficulties in one institution or a major market disruption will cause uncontrollable financial harm to the financial system); (8) concentration risk (exposure to losses from the concentration of closely related risks such as exposure to a particular industry or exposure linked to a particular entity); and (9) settlement risk (the risk faced when one party to a transaction has performed its obligations under a contract but has not yet received value from its counterparty).

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

(b)    Holders

As of December 31, 2013, there were 11,014 holders of Series 1 Units, 3 holders of Series 2 Units, 408 holders of Series 3 Units and 1 holder of Series 4 Units.

(c)    Dividends

No distributions or dividends have been made on the Units, and the Managing Owner has no present intention to make any.

(d)    Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)    Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There have been no sales of unregistered securities of the Trust during 2011, 2012 or 2013.

(f)    Purchases of Equity Securities by the Issuer

Pursuant to the Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following tables summarize the redemptions by Series 1, Series 2, Series 3, and Series 4 Unitholders and during the fourth calendar quarter of 2013.

		Redemption Date
Month	Series 1 Units Redeemed	Series 1 NAV per Unit
October 31, 2013	16,561.286	965.33
November 30, 2013	16,041.783	970.46
December 31, 2013	10,590.861	953.24
Total	43,193.930

		Redemption Date
Month	Series 2 Units Redeemed	Series 2 NAV per Unit
October 31, 2013	18.532	1,122.27
Total	18.532

		Redemption Date
Month	Series 3 Units Redeemed	Series 3 NAV per Unit
October 31, 2013	1,123.184	1,132.05
November 30, 2013	381.529	1,142.32
December 31, 2013	623.846	1,126.21
Total	2,128.559

		Redemption Date
Month	Series 4 Units Redeemed	Series 4 NAV per Unit
November 30, 2013	3.349	1,224.46
Total	3.349

Item 6.    Selected Financial Data

The following is a summary of operations for the fiscal years 2013, 2012, 2011, 2010, and 2009 and total assets of the Trust at December 31, 2013, 2012, 2011, 2010, and 2009.

	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009
Revenue:
Total net realized and unrealized gains (losses)*	$(14,244,192)	$(23,977,401)	$(34,240,083)	$130,027,426	$(64,437,079)
Interest income	640,996	870,824	2,072,015	3,235,502	9,966,151

Expenses:
Profit share	0	0	1,385	262,695	43,187
Administrative expenses**	1,777,809	2,096,014	2,323,783	2,393,365	2,863,462
Brokerage fees	23,947,630	37,951,734	54,834,929	57,320,175	63,566,376
Management fees	574,919	651,848	571,739	143,533	10,864

Net income (loss) after profit share to Managing Owner	$(39,903,554)	$(63,806,173)	$(89,899,904)	$73,143,160	$(120,954,817)

Total assets	$306,334,381	$499,260,401	$782,343,935	$911,161,872	$919,457,865
Total Trust capital	$288,237,729	$473,660,034	$753,187,394	$892,925,611	$879,154,612
Net Asset Value per Series 1 Unit	$953.24	$1,061.34	$1,175.07	$1,314.17	$1,211.97
Net Asset Value per Series 2 Unit	$1,116.03	$1,191.38	$1,261.94	$1,350.56	-
Net Asset Value per Series 3 Unit	$1,126.21	$1,199.25	$1,267.10	$1,352.80	$1,221.44
Net Asset Value per Series 4 Units	$1,209.21	$1,262.11	$1,307.09	$1,366.01	-
Increase (decrease) in Net Asset Value per Series 1 Unit	$(108.10)	$(113.73)	$(139.10)	$102.20	$(159.03)
Increase (decrease) in Net Asset Value per Series 2 Unit	$(75.35)	$(70.56)	$(88.62)	$72.46	-
Increase (decrease) in Net Asset Value per Series 3 Unit	$(73.04)	$(67.85)	$(85.70)	$131.36	$40.53
Increase (decrease) in Net Asset Value per Series 4 Units	$(52.90)	$(44.98)	$(58.92)	$50.68

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

The Trust’s assets are generally held as cash or cash equivalents, including short-term U.S. government obligations, which are used to margin the Trust’s futures, forward and spot currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Trust’s futures, forward and spot trading, the Trust’s assets are highly liquid and are expected to remain so. During its operations through December 31, 2013, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

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

Results of Operations

The Trust’s success depends on the Managing Owner’s ability to recognize and capitalize on trends and other profit opportunities in different sectors of the global capital and commodity markets. The Managing Owner’s investment and trading methods are confidential, so that substantially the only information that can be furnished regarding the Trust’s results of operations is its performance record. Unlike most operating businesses, general economic or seasonal conditions have no direct effect on the profit potential of the Trust, while, at the same time, its past performance is not necessarily indicative of future results. Because of the speculative nature of its trading, operational or economic trends have little relevance to the Trust’s results. The Managing Owner believes, however, that there are certain market conditions — for example, markets with strong price trends — in which the Trust has a better opportunity of being profitable than in others.

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

2013

During 2013, the Trust achieved net realized and unrealized losses of $14,244,192 from its trading operations (including foreign exchange transactions and translations). Brokerage fees of $23,947,630, management fees of $574,919, administrative expenses of $1,692,114 and custody fees of $85,695 were paid or accrued. The Trust allocated $0 in profit share to the New Profits Memo Account for the benefit of the Managing Owner. Interest income of $640,996 partially offset the Trust expenses resulting in a net loss after profit share to the Managing Owner of $39,903,554.

An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	(3.80)%
Energies	(2.33)%
Grains	0.74%
Interest rates	(7.82)%
Livestock	(0.11)%
Metals	(1.07)%
Softs	0.16%
Stock indices	10.88%

Total	(3.35)%

The Trust was unprofitable for the year as losses from trading interest rate futures, currency forwards, and energy and metal futures outpaced the sizable gain from trading equity futures and a lesser gain from trading agricultural and softs commodities.

During the year, market participants were encouraged by the gradual, but persistent, improvement in U.S. economic conditions; by signs that China’s growth, while transitioning to a slower pace, would be solid; by at least a modest improvement in European growth dynamics; by continued monetary ease worldwide for most of 2013; and by evidence that some grudging progress was being made on the banking and fiscal problems that have plagued developed economies in recent years.

However, this underlying positive current was interrupted frequently by policy concerns, and political and social disruptions and their ensuing economic uncertainties. On the monetary policy front, the on again-off again talk of Fed tapering; the moves toward a more restrictive policy by the People’s Bank of China starting around midyear, aimed especially toward the shadow banking system; and the interest rate changes by many central banks to influence their currencies — some to support and others to weaken their units — frequently disrupted interest rate and currency markets. U.S. fiscal policy events that influenced market activity included: sequestration at the start of the year, the October government shutdown and the December Murray-Ryan budget agreement. Political and social tensions were rampant worldwide and included: Spanish scandals; Italy elections; Cypriot economic collapse; social unrest in Turkey, Indonesia, Thailand, Brazil, and South Africa; and armed conflict in Syria, Egypt, Iraq and Iran.

Interest rate trading was volatile and unprofitable in 2013. As the year began, the market was still focused on deflation concerns and persistent ease of monetary policy, and long interest rate futures positions were profitable. In May, however, Chairman Bernanke and other Fed officials raised the prospects of “tapering” the Fed’s policy of quantitative ease (“QE”). In response, yields on U.S. notes and bonds reversed abruptly and moved sharply higher. There was a sympathetic move higher in yields on Canadian, European, British, Australian and Japanese notes and bonds. Thereafter, the uncertain timing of the QE taper led to unsettled trading conditions. Consequently, long positions in U.S., German, Australian, Canadian and British notes and bonds generated losses. Trading of short-term Aussie, German and British interest rate futures was also unprofitable.

Foreign exchange markets were volatile without sustained direction this year. Large changes in developed markets interest rates and uncertainty about QE influenced currency movements. In addition, several countries including Australia, New Zealand, the Czech Republic, Poland, Peru and South Korea took steps to weaken their currencies, while others — Turkey, India, Indonesia, Brazil and South Africa—took steps to support their currencies. Finally, the group of commodity currencies was buffeted by the uncertainty around Chinese growth dynamics. Consequently, losses were sustained in trading the U.S. dollar against the currencies of Australia, New Zealand, Canada, Brazil, Columbia, Switzerland, Norway, the Czech Republic, Russia, Turkey and Singapore. There were profits from a short yen/long dollar trade and from trading the dollar against the Indian rupee and Israeli shekel. Non-dollar cross rate trading was fractionally unprofitable.

Energy prices were buffeted by conflicting forces in 2013. Underpinning prices was the overall improvement in growth, particularly in the developed world, and the turmoil that continues to envelop the Middle East. Weighing down prices was the impact of the shale oil revolution, and the transition in China to a less manufacturing focused growth model. In this environment, trading of crude oil, RBOB gasoline, London gas oil, heating oil and natural gas were unprofitable. Meanwhile, energy spread trading was marginally profitable.

Metal trading was fractionally unprofitable as gains from trading copper fell short of losses from long lead and zinc positions and from trading precious metals.

Equity prices were buoyed by the improving worldwide economic outlook and long positions in U.S., Japanese, European, Australian and Canadian equity futures were highly profitable. On the other hand, the policy tightening in China and the sharp fall in the yen led to losses from trading Chinese, Korean and Singaporean equity futures. Long positions in Indian equity futures were also unprofitable as the Reserve Bank of India raised rates.

The profit from trading soft and agricultural commodities was due to short positions in sugar, coffee, wheat and soybean oil, and to trading of soybeans. Meanwhile, a short cocoa trade and trading of cotton were unprofitable.

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

Deleveraging in the developed world and the transition to a new growth model in the developing world that placed less emphasis on exports and greater emphasis on domestic demand interacted with the banking and sovereign stresses in Europe and fiscal dysfunction in the United States to weigh on worldwide economic activity. Important elections throughout the year — for example two Greek elections in a month, the French Presidential contest, the vote on the new Chinese leadership and the U.S. Presidential ballot — periodically added to negative pressures. Throughout 2012 these negative influences were resisted by unrelenting policy easing by monetary authorities, particularly in the developed world. The Federal Reserve led the way with Operation Twist, round 3 of quantitative easing, outright open market purchases of long term treasuries and mortgage backed securities, and finally tying policy to the unemployment rate along with the inflation rate. The European Central Bank (“ECB”) went from long term refinancing operations at the start of the year to outright monetary transactions near the year’s end. The Bank of Japan increased their asset purchase program five times and initiated an inflation target, and the Bank of England increased its quantitative easing program twice in 2012. Finally, there were a plethora of easing actions from the central banks of China, Brazil, India and many other Asian and European countries.

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

Contractual Obligations

The Trust does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Trust’s sole business is trading futures, forward and spot contracts, both long (contracts to buy) and short (contracts to sell). The Trust may also trade swaps. All such contracts are settled by offset, not delivery. Substantially all such contacts are for settlement within four months of the trade date and are held by the Trust for less than four months before being offset or rolled over into new contracts with similar maturities. The Trust’s Financial Statements, included as Exhibit 13.01 to this report, present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Trust’s open future and forward currency contracts, both long and short, at December 31, 2013.

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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest and lowest amounts of trading Value at Risk associated with the Trust’s open positions by market category for the fiscal years ended December 31, 2013 and 2012. During fiscal year 2013 and 2012, the Trust’s average total capitalization was approximately $387.0 million and $582.6 million, respectively.

Fiscal Year 2013
	Average	% of Average	Highest	Lowest
Market Sector	Value at Risk	Capitalization	Value At Risk	Value At Risk
Currencies	$18.6	4.8%	$28.8	$14.2
Energies	$2.6	0.7%	$3.2	$1.6
Grains	$2.4	0.6%	$3.5	$1.8
Interest rates	$8.5	2.2%	$14.9	$5.0
Livestock	$0.3	0.1%	$0.6	$0.1
Metals	$4.8	1.2%	$6.6	$2.9
Softs	$1.1	0.3%	$2.4	$0.5
Stock indices	$23.7	6.1%	$33.7	$14.9
Total	$62.0	16.0%

Fiscal Year 2012
	Average	% of Average	Highest	Lowest
Market Sector	Value at Risk	Capitalization	Value At Risk	Value At Risk
Currencies	$28.8	5.0%	$40.6	$20.6
Energies	$5.8	1.0%	$9.4	$2.7
Grains	$2.5	0.4%	$3.3	$1.3
Interest rates	$20.6	3.5%	$22.1	$17.8
Livestock	$0.2	0.0%	$0.4	$0.1
Metals	$5.8	1.0%	$11.2	$2.6
Softs	$2.0	0.3%	$2.8	$1.5
Stock indices	$20.2	3.5%	$23.6	$14.0
Total	$85.9	14.7%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts during the fiscal year. Average Capitalization is the average of the Trust’s capitalization at the end of each month during the fiscal years 2013 and 2012. Dollar amounts represent millions of dollars.

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

The following were the primary trading risk exposures of the Trust as of December 31, 2013, by market sector.

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

The following were the only non-trading risk exposures of the Trust as of December 31, 2013.

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

The goal of the Managing Owner’s research has been to develop and select a mix of systems in each market and to allocate risk across a wide array of markets, so as to contain overall portfolio risk within a targeted range, while allowing exposure to profitable trend opportunities. Over more than 40 years, the Managing Owner has developed hundreds of trading systems. These trading systems generate buy or sell decisions in a particular market based on the direction of price movements in the market, some non-price information or a combination of both.

Of course, systems can be materially different — better in some periods and worse in others. The main distinguishing features are: the time-frame over which systems work (intra-day to long-term); the granularity of data fed into them (tick data to daily, weekly or monthly frequencies); type (market or economic statistics); source (cash-, futures-, forward or option markets-generated data or government and industry generated statistical information), and the objective of the system (profiting from momentum, mean reversion, trading-ranges or volatility). No single approach will work all the time. Therefore, the Managing Owner’s objective is to have several approaches operating simultaneously. Since the early 1980s, the Managing Owner has used multiple systems for each market.

When arriving at the portfolio allocation, the Managing Owner generally seeks maximum diversification subject to liquidity and sector concentration constraints, and each market is traded using a diversified (but generally not optimized for each particular market) set of trading systems. The markets traded and allocations are reviewed at least monthly, although changes may occur more or less frequently. The following factors, among others, are considered in constructing a universe of markets to trade for the Trust: profitability, liquidity of markets, professional judgment, desired diversification, transaction costs, exchange regulations and depth of market. Once the universe of markets is established, the Managing Owner’s simulation and optimization techniques help determine which markets to include in the Trust’s portfolio. The current allocation to any market in the Trust’s portfolio does not exceed 3% of total market exposure, measured by risk allocation.

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

Item 8.    Financial Statements and Supplementary Data

Financial statements required by this item, including the report of Deloitte & Touche LLP for the fiscal years ended December 31, 2013, 2012 and 2011, are included as Exhibit 13.01 to this report.

The following summarized quarterly financial information presents the results of operations for the three month periods ended March 31, June 30, September 30 and December 31, 2013 and 2012. This information has not been audited.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	2013	2013	2013	2013
Interest Income:	$106,224	$135,346	$191,115	$208,311
Net Realized and Unrealized Gains (Losses):	8,520,944	(1,702,140)	(35,983,541)	14,920,545

Expenses*:	5,408,251	5,994,410	7,065,270	7,832,427

Net Gain (Loss):	3,218,917	(7,561,204)	(42,857,696)	7,296,429
Increase (Decrease) in Net Asset Value per Series 1 Unit	6.09	(21.60)	(107.52)	14.93
Increase (Decrease) in Net Asset Value per Series 2 Unit	18.79	(13.28)	(110.64)	29.78
Increase (Decrease) in Net Asset Value per Series 3 Unit	19.64	(12.69)	(110.74)	30.75
Increase (Decrease) in Net Asset Value per Series 4 Unit	27.02	(7.58)	(111.19)	38.85

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	2012	2012	2012	2012
Interest Income:	$214,759	$176,744	$212,487	$266,834
Net Realized and Unrealized Gains (Losses):	6,873,453	5,707,194	7,438,771	(43,996,819)

Expenses*:	8,370,444	9,603,855	10,716,307	12,008,990

Net Loss:	(1,282,232)	(3,719,917)	(3,065,049)	(55,738,975)
Decrease in Net Asset Value per Series 1 Unit	(3.22)	(11.96)	(9.07)	(89.48)
Increase (Decrease) in Net Asset Value per Series 2 Unit	9.30	(0.13)	3.19	(82.92)
Increase (Decrease) in Net Asset Value per Series 3 Unit	10.10	0.61	3.96	(82.52)
Increase (Decrease) in Net Asset Value per Series 4 Unit	16.88	6.85	10.28	(78.99)

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

The Managing Owner assessed the effectiveness of its internal control over financial reporting with respect to the Trust as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992 Framework).  Based on its assessment, management has concluded that, as of December 31, 2013, the Managing Owner’s internal control over financial reporting with respect to the Trust is effective based on those criteria.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the Managing Owner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in the Trust’s internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The principals and senior officers of the Managing Owner as of December 31, 2013 are as follows:

Harvey Beker, age 60. Mr. Beker is Co-Chief Executive Officer and Co-Chairman of the Managing Owner and Chief Executive Officer and Chairman of The Millburn Corporation, and serves as a member of the Managing Owner’s Investment Committee. He received a Bachelor of Arts degree in economics from New York University (“NYU”) in 1974 and a Master of Business Administration degree in finance from NYU in 1975. From June 1975 to July 1977, Mr. Beker was employed by the investment bank Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies. From July 1977 to June 1978, Mr. Beker was a futures trader at the commodities and securities brokerage firm of Clayton Brokerage Co. of St. Louis. Mr. Beker has been employed by The Millburn Corporation since June 1978 and initially served as the Director of Operations for its affiliate, Millburn Partners. During his tenure at the Managing Owner (including its affiliates, Millburn Partners and CommInVest Research Limited Partnership (“CommInVest”)), he has been instrumental in the development of the research, trading and operations areas. Mr. Beker became a principal of the firm in June 1982, and a partner in the predecessor to ShareInVest Research L.P. (“ShareInVest”) in April 1982. Mr. Beker became registered as an Associated Person and a Swap Associated Person of the Managing Owner effective November 25, 1986 and March 8, 2013, respectively. Additionally, he became listed as a Principal and registered as an Associated Person and Swap Associated Person of The Millburn Corporation effective February 8, 1984, May 23, 1989, and March 8, 2013, respectively. He was also listed as a Principal and registered as an Associated Person of ShareInVest effective February 20, 1986 until February 25, 2007. Mr. Beker has also served as Co-Chairman of Millburn International, LLC (“Millburn International”) since its inception.

Gregg R. Buckbinder, age 55. Mr. Buckbinder is Senior Vice-President and Chief Operating Officer of the Managing Owner and The Millburn Corporation. He joined the Managing Owner and The Millburn Corporation in January 1998 from Odyssey Partners, L.P., an investment management firm, where he was responsible for the operation, administration and accounting of the firm’s merchant banking and managed account businesses from July 1990 through December 1997. Mr. Buckbinder was employed by Tucker Anthony, a securities broker and dealer, from June 1985 to July 1990 where he was First Vice President and Controller, and from August 1983 to June 1984 where he designed and implemented various operations and accounting systems. He was with the public accounting firm of Ernst & Whinney from June 1984 to June 1985 as a manager in the tax department and from September 1980 to August 1983 as a senior auditor, with an emphasis on clients in the financial services business. Mr. Buckbinder graduated cum laude from Pace University (“Pace”) in 1980 with a B.B.A. in accounting and received an M.S. in taxation from Pace in 1988. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. Mr. Buckbinder has also served as Senior Vice President, Chief Operating Officer and a Director of Millburn International since its inception. Mr. Buckbinder became listed as a Principal of the Managing Owner effective February 5, 1999. He became listed as a Principal of The Millburn Corporation effective March 23, 1998. Mr. Buckbinder became a partner in ShareInVest in January 2000. He was also listed as a Principal of ShareInVest effective February 28, 2001 until February 25, 2007.

George E. Crapple, age 69. Mr. Crapple is Co-Chief Executive Officer and Co-Chairman of the Managing Owner and served in the same capacities at The Millburn Corporation through May 31, 2011, and serves as a member of the Managing Owner’s Investment Committee. In 1966, he graduated with honors from the University of Wisconsin where his field of concentration was economics and he was elected to Phi Beta Kappa. In 1969, he graduated from Harvard Law School, magna cum laude , where he was an editor of the Harvard Law Review. He was a lawyer with the law firm of Sidley Austin, Chicago, Illinois, from June 1969 until April 1, 1983, as a partner since July 1975, specializing in commodities, securities, corporate and tax law. He was first associated with the Managing Owner in June 1976 and joined the Managing Owner and The Millburn Corporation (including its affiliates, Millburn Partners and CommInVest) on April 1, 1983 on a full-time basis. Mr. Crapple ceased his employment with The Millburn Corporation effective May 31, 2011. He became a partner in ShareInVest in April 1984. Mr. Crapple is a past Director, Member of the Executive Committee, Chairman of the Appeals Committee and a Chairman of the Eastern Regional Business Conduct Committee of the NFA, past Chairman of the Managed Funds Association (“MFA”), a former member of the Global Markets Advisory Committee of the CFTC and is currently a member of the board of directors of the Futures Industry Association. Mr. Crapple has also served as Co-Chairman of Millburn International since its inception. Mr. Crapple became listed as a Principal and registered as an Associated Person and Swap Associated Person of the Managing Owner effective September 13, 1984, April 2, 1988 and December 26, 2012, respectively. Additionally, he was listed as a Principal and registered as an Associated Person of The Millburn Corporation effective April 9, 1981 and May 23, 1989, respectively, until May 31, 2011. He was also listed as a Principal and registered as an Associated Person of ShareInVest effective February 20, 1986 until February 25, 2007.

Steven M. Felsenthal, age 44. Mr. Felsenthal is General Counsel and Chief Compliance Officer of the Managing Owner and The Millburn Corporation. Prior to joining the Managing Owner and its affiliates in January 2004, Mr. Felsenthal was a senior associate in the investment management group at the law firm of Schulte Roth & Zabel LLP (September 1999 - January 2004), where he represented and advised hedge funds, registered investment companies, investment advisers, broker-dealers and banks in connection with all facets of their asset management businesses, and a member of the tax department of the law firm of Kramer, Levin, Naftalis & Frankel LLP (October 1996 - September 1999). He graduated cum laude from Yeshiva University in 1991 with a B.A. in political science, and order of the coif from Fordham University School of Law in 1996, where he also served as an editor of the Fordham Environmental Law Journal. Mr. Felsenthal received an LL.M degree in taxation from NYU School of Law in 2001 and has written and been quoted in numerous published articles, and frequently speaks at conferences, on various topics related to investment management. Mr. Felsenthal is a member of the New York State Bar (since August 1997), former Chairman of the hedge fund industry group MFA CPO/CTA Advisory Committee (November 2006 to June 2010) and is currently Co-Chairman of the Steering Committee of MFA’s CPO/CTA Forum (since June 2010), a member of the Editorial Board of the Journal of Operations & Custody (formerly known as the Journal of Securities Law, Regulation and Compliance) (since February 2007) and a regular lecturer for the Regulatory Compliance Association’s Chief Compliance Officer University (since May 2009). Mr. Felsenthal has also served as General Counsel, Chief Compliance Officer and Secretary of Millburn International since its inception. Mr. Felsenthal became listed as a Principal of the Managing Owner and The Millburn Corporation effective June 24, 2004. Mr. Felsenthal also served as General Counsel and Chief Compliance Officer of ShareInVest.

Mark B. Fitzsimmons, age 66. Mr. Fitzsimmons is a Senior Vice-President of the Managing Owner and served in the same capacity at The Millburn Corporation until December 31, 2011. His responsibilities include both business development and investment strategy. He joined the Managing Owner and its affiliates in January 1990 from the brokerage firm of Morgan Stanley & Co. Incorporated, a global financial services firm, where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm from October 1987 until January 1990. From September 1977 to October 1987, he was with the financial institution Chemical Bank New York Corporation (“Chemical”), first as a Senior Economist in Chemical’s Foreign Exchange Advisory Service and later as a Vice-President and Manager of Chemical’s Corporate Trading Group. While at Chemical he also traded both foreign exchange and fixed income products. From September 1973 to September 1977, Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department. He graduated summa cum laude from the University of Bridgeport, Connecticut in 1970 with a B.S. degree in economics. His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973. Mr. Fitzsimmons became listed as a Principal and registered as an Associated Person and a Swap Associated person of the Managing Owner effective July 2, 1993, April 15, 2009, and March 8, 2013, respectively. Mr. Fitzsimmons was a listed Principal and registered Associated Person of The Millburn Corporation effective June 20, 1995 until December 31, 2011 and October 12, 1992 until December 31, 2011, respectively. Mr. Fitzsimmons was a partner in ShareInVest beginning in January 2000. He was also a listed Principal of ShareInVest effective May 19, 1999 until February 25, 2007.

Barry Goodman, age 56. Mr. Goodman is Executive Vice-President and Executive Director of Trading for the Managing Owner and The Millburn Corporation, and serves as a member of the Managing Owner’s Investment Committee. As Executive Vice President, Mr. Goodman also plays an integral role in business and product development, and in the strategic direction of the firm as a whole. Mr. Goodman joined the Managing Owner and The Millburn Corporation (including its affiliate, Millburn Partners) in November 1982 as Assistant Director of Trading. His responsibilities include overseeing the firm’s trading operations and managing its trading relationships, as well as the design and implementation of trading systems. From September 1980 through October 1982, he was a commodity trader at the brokerage firm of E. F. Hutton & Co., Inc. (“E.F. Hutton”). At E.F. Hutton, he also designed and maintained various technical indicators and coordinated research projects pertaining to the futures markets. Mr. Goodman graduated magna cum laude from Harpur College of the State University of New York in 1979 with a B.A. in economics. Mr. Goodman has also served as President and a Director of Millburn International since its inception. Mr. Goodman became listed as a Principal and registered as an Associated Person and Swap Associated Person of the Managing Owner effective December 19, 1991, May 23, 1989 and January 14, 2013, respectively. He also became listed as a Principal and registered as an Associated Person and a Swap Associated Person of The Millburn Corporation effective June 20, 1995, April 5, 1989, and March 8, 2013, respectively. He became a partner in ShareInVest in January 1994. Mr. Goodman was a listed Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Dennis B. Newton, age 62. Mr. Newton is a Senior Vice-President of the Managing Owner and served in the same capacity at The Millburn Corporation through July 1, 2011. His primary responsibilities are in administration and business development. Prior to joining the Managing Owner and The Millburn Corporation in September 1991, Mr. Newton was President of Phoenix Asset Management, Inc., a registered commodity pool operator from April 1990 to August 1991 and President of its affiliated introducing broker, Phoenix Futures Inc. (“Phoenix”), from March 1990 to June 1991. Mr. Newton was listed as a Principal of Phoenix Asset Management, Inc. and Phoenix beginning in June 1990 and April 1990, respectively, and, although he left the firms in August 1991 and June 1991, respectively, his registration as a Principal was not withdrawn until January 1992 and November 1992, respectively. Mr. Newton was registered as an Associated Person of Phoenix from May 1990 until June 1991 and of Phoenix Asset Management, Inc. from May 1990 until January 1992 (although he left the firm prior to that date, in August 1991). Prior to his employment with Phoenix, Mr. Newton was a Director of Managed Futures with the brokerage firm of Prudential-Bache Securities Inc. (“Prudential-Bache”) from October 1987 to March 1990 and was associated with its affiliated futures commission merchant entity, Prudential Securities Futures Management, Inc. Until March 1990, he was registered as an Associated Person with Prudential Equity Group LLC (beginning in October 1987), and was listed as a Principal of the commodity pool operator Seaport Futures Management, Inc. (“Seaport”) (beginning in January 1989) and Prudential Securities Futures Management, Inc. (beginning in June 1989). Mr. Newton was a Director of Seaport, and his responsibilities at Seaport, Prudential-Bache, Prudential Securities Futures Management, Inc. and Prudential Equity Group LLC included the organization and marketing of public commodity pools. Mr. Newton joined Prudential-Bache from Heinold Asset Management, Inc. (“Heinold”), and its affiliated futures commission merchant, Heinold Commodities Inc., where he was a member of the senior management team from October 1974 to October 1987. Heinold was a pioneer and one of the largest sponsors of funds utilizing futures and currency forward trading. Mr. Newton was registered as an Associated Person (March 1981 - October 1987) of Heinold Commodities Inc. Mr. Newton was registered as an Associated Person of Heinold beginning in January 1986 and was listed as a Principal of Heinold beginning in February 1986. Although Mr. Newton left Heinold in October 1987, his registration as an Associated Person and his listing as a Principal were not withdrawn until November 1987. Mr. Newton joined the Managing Owner as an Associated Person in May 1991, and then joined the Managing Owner and its affiliates on a full-time basis in September 1991. Mr. Newton became listed as a Principal and registered as an Associated Person, and Swap Associated Person of the Managing Owner effective May 14, 1997, May 30, 1991, and December 26, 2012, respectively. Mr. Newton became listed as a branch office manager of the Managing Owner effective December 16, 1991 until January 13, 2014. He also became listed as Principal of The Millburn Corporation effective May 5, 2004 until July 1, 2011.

Grant N. Smith, age 62. Mr. Smith is Executive Vice-President and Director of Research of the Managing Owner and The Millburn Corporation, and serves as a member of the Managing Owner’s Investment Committee. He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm. He received a B.S. degree from the Massachusetts Institute of Technology (“MIT”) in 1974 and an M.S. degree from MIT in 1975. While at MIT, he held several teaching and research positions in the computer science field and participated in various projects relating to database management. He joined the predecessor entity to The Millburn Corporation in June 1975, and has been continuously associated with the Managing Owner, The Millburn Corporation and their affiliates since that time. Mr. Smith has also served as a Director of Millburn International since its inception, where he, along with the other Directors of Millburn International, is responsible for its overall management. Mr. Smith became listed as a Principal and registered as an Associated Person and Swap Associated Person of the Managing Owner, effective December 19, 1991, April 15, 2009, and March 8, 2013, respectively. He became listed as a Principal and registered as an Associated Person and Swap Associated Person of The Millburn Corporation effective June 20, 1995, May 21, 1992, and March 8, 2013, respectively. Mr. Smith also became a partner in ShareInVest in January 1994. He also was listed as a Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Tod A. Tanis, age 59. Mr. Tanis is a Vice President and Principal Accounting Officer of the Managing Owner and The Millburn Corporation. He is responsible for overseeing operations and accounting for the firm’s commodity pools. He graduated from Grove City College in May 1976 with a B.A. in accounting and joined the Managing Owner and The Millburn Corporation in May 1983. Prior to joining the Managing Owner and its affiliates, he was with the brokerage firm of E.F. Hutton, where he was a Manager from December 1982 to April 1983; a Supervisor from August 1982 to December 1982; an International Accountant from April 1979 to August 1982; and a staff accountant from June 1978 to April 1979. As a Supervisor at E.F. Hutton, he was responsible for supervising internal and external reporting for the futures division. In December of 1982, he was promoted to Manager and continued his role in supervising internal and external reporting. Mr. Tanis also served as a Junior Accountant and then International Staff Accountant with the brokerage firm of Merrill Lynch & Company from September 1976 to May 1978. Mr. Tanis became listed as a Principal of the Managing Owner and The Millburn Corporation effective July 14, 2004.

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

(b)    Security Ownership of Management

Under the terms of the Trust Agreement, the Trust’s affairs are managed by the Managing Owner, which has discretionary authority over the Trust’s trading. The Managing Owner’s managing owner interest was valued at $6,833,096 as of December 31, 2013, 2.37% of the Trust’s total capital.

(c)    Changes in Control

None.

(d)    Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

See “Item 11.   Executive Compensation ” and “Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters .”  The Trust allocated to the Managing Owner $23,947,630 in brokerage fees, $574,919 in management fees and $0 in profit share for the year ended December 31, 2013.  The Managing Owner’s capital interest was allocated net loss of $379,924 for the year ended December 31, 2013.  The Managing Owner has paid certain administrative expenses to third-parties on behalf of the Trust, related to legal, accounting, auditing, printing, postage and similar administrative expenses, and has been or will be reimbursed without interest by the Trust.  At December 31, 2013, the Trust owed the Managing Owner redemption penalty payable of $536.  The Trust is prohibited from making any loans.

Item 14.    Principal Accountant Fees and Services

(1)           Audit Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Trust’s financial statements and reviews of the financial statements included in the quarterly reports on Form 10-Q and in connection with the statutory and regulatory filings for the years ended December 31, 2013 and 2012 were approximately $192,500 and $185,500, respectively.

(2)           Audit-Related Fees

The Trust did not engage Deloitte & Touche LLP for internal control consulting services.

(3)           Tax Fees

The Trust did not engage Deloitte & Touche LLP for professional services for tax compliance, advice or planning services.

(4)           All Other Fees

There were no other fees for the years ended December 31, 2013 and 2012.

(5)           Pre-Approval Policies

The board of directors of the Managing Owner pre-approves the engagement of the Trust’s auditor for all services to be provided by the auditor.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1)    Financial Statements

The following are included with the 2013 Annual Report to Security Holders, a copy of which is filed herewith as Exhibit 13.01.

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

(a)(3)    Exhibits as required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Designation	Description

13.01	2013 Annual Report to Security Holders

31.01	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.03	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.01	Section 1350 Certification of Principal Executive Officer

32.02	Section 1350 Certification of Principal Executive Officer

32.03	Section 1350 Certification of Principal Financial Officer

100.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

The following exhibits are incorporated by reference from the exhibits of the same number and description filed with the Trust’s Post-Effective Amendment No. 1 to the Trust’s Registration Statement (File. No. 333-183197) filed on October 17, 2013 on Form S-1 under the Securities Act of 1933.

3.01	Certificate of Trust of Registrant (included as Schedule A to Exhibit A to the Prospectus).

3.03	Forth Amended and Restated Declaration of Trust and Trust Agreement of Registrant (included in Exhibit A to the Prospectus).

10.01	Form of Subscription Agreement (included as Exhibit C to the Prospectus).

The following exhibit is incorporated by reference from the exhibit of the same number and description filed with Amendment No.1 to the Trust’s Registration Statement (File No. 333-155651) filed June 4, 2009 on Form S-1 under the Securities Act of 1933.

10.02	Form of Services Agreement

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 2014.

GLOBAL MACRO TRUST

By:	Millburn Ridgefield Corporation,
Managing Owner

By:	/s/ Harvey Beker
Harvey Beker
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Managing Owner of the Registrant and in the capacities and on the date indicated.

Title with
Signature	General Partner	Date

/s/ Harvey Beker	Co-Chief Executive	March 27, 2014
Harvey Beker	Officer and Director
(Principal Executive Officer)

/s/ George E. Crapple	Co-Chief Executive	March 27, 2014
George E. Crapple	Officer and Director
(Principal Executive Officer)

/s/ Gregg Buckbinder	Chief Financial and Operating Officer	March 27, 2014
Gregg Buckbinder	(Principal Financial Officer)

/s/ Tod A. Tanis	Vice President	March 27, 2014
Tod A. Tanis	(Principal Accounting Officer)

(Being the principal executive officers, the principal financial officer and principal accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

EXHIBIT INDEX

The following exhibits are included herewith

Designation	Description

13.01	2013 Annual Report to Security Holders

31.01	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.03	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.01	Section 1350 Certification of Principal Executive Officer

32.02	Section 1350 Certification of Principal Executive Officer

32.03	Section 1350 Certification of Principal Financial Officer

100.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

The following exhibits are incorporated by reference from the exhibits of the same number and description filed with the Trust’s Post-Effective Amendment No. 1 to the Trust’s Registration Statement (File. No. 333-183197) filed on October 17, 2013 on Form S-1 under the Securities Act of 1933.

3.01	Certificate of Trust of Registrant (included as Schedule A to Exhibit A to the Prospectus).

3.03	Forth Amended and Restated Declaration of Trust and Trust Agreement of Registrant (included in Exhibit A to the Prospectus).

10.01	Form of Subscription Agreement (included as Exhibit C to the Prospectus).

The following exhibit is incorporated by reference from the exhibit of the same number and description filed with Amendment No.1 to the Trust’s Registration Statement (File No. 333-155651) filed June 4, 2009 on Form S-1 under the Securities Act of 1933.

10.02	Form of Services Agreement

