Form 10-Q
period 2014-03-31
GLOBAL MACRO TRUST
filed 2014-05-14
CIK 1145765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:   March 31, 2014

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

Yes ☐          No ☒

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Global Macro Trust

Financial statements

For the three months ended March 31, 2014 and 2013 (unaudited)

(a) At March 31, 2014 and December 31, 2013 (unaudited)

(b) For the three months ended March 31, 2014 and 2013 (unaudited)

Global Macro Trust

Statements of Financial Condition (UNAUDITED)

	March 31	December 31
	2014	2013
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes – at fair value (amortized cost $48,247,961 and $71,463,383)	$48,255,336	$71,472,453
Net unrealized appreciation on open futures and forward currency contracts	3,744,596	7,842,259
Due from brokers	2,060,011	4,384,023
Cash denominated in foreign currencies (cost $2,440,027 and $8,299,507)	2,452,375	8,309,276
Total equity in trading accounts	56,512,318	92,008,011

INVESTMENTS IN U.S. TREASURY NOTES – at fair value (amortized cost $202,383,769 and $205,231,935)	202,410,600	205,256,695
CASH AND CASH EQUIVALENTS	12,265,868	8,447,500
ACCRUED INTEREST RECEIVABLE	281,789	622,175
TOTAL	$271,470,575	$306,334,381

LIABILITIES AND TRUST CAPITAL
LIABILITIES:
Subscriptions by Unitholders received in advance	$20,346	$641,973
Net unrealized depreciation on open futures and forward currency contracts	-	544,585
Due to Managing Owner	58,313	536
Accrued brokerage and custodial fees	1,305,807	1,444,229
Accrued management fees	35,066	37,971
Redemptions payable to Unitholders	11,475,943	10,798,213
Accrued expenses	247,475	242,308
Due to brokers	-	4,386,837
Total liabilities	13,142,950	18,096,652

TRUST CAPITAL:
Managing Owner interest (7,285.238 and 7,168.282 units outstanding)	6,987,158	6,833,096
Series 1 Unitholders (237,814.835 and 269,666.902 units outstanding)	228,084,506	257,057,401
Series 2 Unitholders (102.733 and 139.796 units outstanding)	116,579	156,016
Series 3 Unitholders (17,820.999 and 19,432.989 units outstanding)	20,420,428	21,885,706
Series 4 Unitholders (2,198.967 and 1,906.624 units outstanding)	2,718,954	2,305,510
Total trust capital	258,327,625	288,237,729

TOTAL:	$271,470,575	$306,334,381

NET ASSET VALUE PER UNIT OUTSTANDING:
Series 1 Unitholders	$959.08	$953.24
Series 2 Unitholders	$1,134.78	$1,116.03
Series 3 Unitholders	$1,145.86	$1,126.21
Series 4 Unitholders	$1,236.47	$1,209.21

See notes to financial statements

Global Macro Trust

Condensed Schedule of Investments (UNAUDITED)

March 31, 2014

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	0.12%	$319,657
Grains	0.36	936,386
Interest rates
5 Year U.S. Treasury Note (395 contracts, settlement date June 2014)	0.02	32,852
30 Year U.S. Treasury Bond (318 contracts, settlement date June 2014)	0.04	107,406
Other interest rates	0.11	290,163
Total interest rates	0.17	430,421

Livestock	0.06	145,870
Metals	(0.18)	(474,235)
Softs	0.04	114,447
Stock indices	0.95	2,452,404
Total long futures contracts	1.52	3,924,950
Short futures contracts:
Energies	(0.05)	(130,454)
Grains	(0.23)	(592,141)
Livestock	(0.02)	(43,090)
Metals	(0.08)	(205,699)
Softs	(0.04)	(107,434)
Stock indices	0.01	16,152
Total short futures contracts	(0.41)	(1,062,666)
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	1.11	2,862,284
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	0.60	1,548,795
Total short forward currency contracts	(0.26)	(666,483)
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS-Net	0.34	882,312

TOTAL	1.45%	$3,744,596

(Continued)

Global Macro Trust

Condensed Schedule of Investments (UNAUDITED)

March 31, 2014

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$50,710,000	U.S. Treasury notes, 1.000%, 05/15/2014	19.65%	$50,769,426
52,260,000	U.S. Treasury notes, 0.625%, 07/15/2014	20.26	52,345,739
73,220,000	U.S. Treasury notes, 0.250%, 09/15/2014	28.37	73,285,783
74,100,000	U.S. Treasury notes, 0.375%, 03/15/2015	28.75	74,264,988
	Total investments in U.S. Treasury notes
	(amortized cost $250,631,730)	97.03%	$250,665,936

See notes to financial statements	(Concluded)

Global Macro Trust

Condensed Schedule of Investments

December 31, 2013

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	(0.06)%	$(175,907)
Grains	(0.30)	(852,934)
Interest rates:	(0.80)	(2,295,130)
Livestock	0.02	51,710
Metals	1.33	3,829,439
Softs	(0.02)	(70,129)
Stock indices	2.58	7,439,892
Total long futures contracts	2.75	7,926,941
Short futures contracts:
Energies	(0.05)	(146,735)
Grains	0.24	687,063
Interest rates
5 Year U.S. Treasury Note (-610 contracts, settlement date March 2014)	0.00	10,508
10 Year U.S. Treasury Note (-108 contracts, settlement date March 2014)	0.00	14,063
Other interest rates	(0.04)	(139,609)
Total interest rates	(0.04)	(115,038)

Livestock	(0.01)	(18,670)
Metals	(0.46)	(1,340,658)
Softs	0.03	98,528
Stock indices	0.05	153,580
Total short futures contracts	(0.24)	(681,930)
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	2.51	7,245,011
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.09)	(269,086)
Total short forward currency contracts	0.11	321,749
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS-Net	0.02	52,663

TOTAL	2.53%	$7,297,674

(Continued)

Global Macro Trust

Condensed Schedule of Investments

December 31, 2013

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$74,100,000	U.S. Treasury notes, 1.250%, 03/15/2014	25.77%	$74,276,567
50,710,000	U.S. Treasury notes, 1.000%, 05/15/2014	17.65	50,881,344
78,060,000	U.S. Treasury notes, 0.625%, 07/15/2014	27.16	78,282,593
73,220,000	U.S. Treasury notes, 0.250%, 09/15/2014	25.43	73,288,644
	Total investments in U.S. Treasury notes
	(amortized cost $276,695,318)	96.01%	$276,729,148

See notes to financial statements	(Concluded)

Global Macro Trust

Statements of Operations (UNAUDITED)

	For the three months ended
	March 31	March 31
	2014	2013
INVESTMENT INCOME:
Interest income	$79,602	$208,311

EXPENSES:
Brokerage and custodial fees	4,162,582	7,200,241
Administrative expenses	366,989	437,257
Custody fees and other expenses	18,610	24,701
Management fees	107,956	170,228
Total expenses	4,656,137	7,832,427

NET INVESTMENT LOSS	(4,576,535)	(7,624,116)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	10,152,262	18,120,218
Foreign exchange translation	(83,333)	(204,052)
Net change in unrealized:
Futures and forward currency contracts	(3,553,078)	(3,000,117)
Foreign exchange translation	2,579	(22,656)
Net gains from U.S. Treasury notes:
Realized	5,156	3,157
Net change in unrealized	376	23,995
TOTAL NET REALIZED AND UNREALIZED GAINS	6,523,962	14,920,545

NET INCOME	$1,947,427	$7,296,429

NET INCOME PER UNIT OUTSTANDING
Series 1 Unitholders	$5.84	$14.93
Series 2 Unitholders	$18.75	$29.78
Series 3 Unitholders	$19.65	$30.75
Series 4 Unitholders	$27.26	$38.85

See notes to financial statements

Global Macro Trust

Statements of Changes in Trust Capital (UNAUDITED)

For the three months ended March 31, 2014:

	Series 1 Unitholders		Series 2 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at January 1, 2014	$257,057,401	269,666.902	$156,016	139.796	$21,885,706	19,432.989	$2,305,510	1,906.624	$6,833,096	7,168.282	$288,237,729
Subscriptions	223,000	234.456	-	-	209,000	185.671	404,118	336.627	-	-	836,118
Redemptions	(30,561,314)	(32,221.064)	(42,114)	(37.063)	(2,035,504)	(1,797.661)	(54,717)	(44.284)	-	-	(32,693,649)
Addt'l units allocated *	-	134.541	-	-	-	-	-	-	-	116.956	-
Net income	1,365,419	-	2,677	-	361,226	-	64,043	-	154,062	-	1,947,427
Trust capital at
March 31, 2014	$228,084,506	237,814.835	$116,579	102.733	$20,420,428	17,820.999	$2,718,954	2,198.967	$6,987,158	7,285.238	$258,327,625

Net asset value per unit outstanding at March 31, 2014:	$959.08		$1,134.78		$1,145.86		$1,236.47

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and the Managing Owner	(Continued)

Global Macro Trust

Statements of Changes in Trust Capital (UNAUDITED)

For the three months ended March 31, 2013:

	Series 1 Unitholders		Series 2 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at January 1, 2013	$428,867,469	404,080.828	$289,447	242.952	$33,520,653	27,951.367	$1,669,445	1,322.742	$9,313,020	8,774.775	$473,660,034
Subscriptions	1,139,400	1,066.604	-	-	966,000	801.743	669,867	527.876	-	-	2,775,267
Redemptions	(30,703,982)	(28,712.473)	(21,465)	(17.902)	(2,242,894)	(1,849.851)	-	-	-	-	(32,968,341)
Addt'l units allocated *	-	226.924	-	-	-	-	-	-	-	144.657	-
Net income	6,087,449	-	6,840	-	847,169	-	68,274	-	286,697	-	7,296,429
Trust capital at
March 31, 2013	$405,390,336	376,661.883	$274,822	225.050	$33,090,928	26,903.259	$2,407,586	1,850.618	$9,599,717	8,919.432	$450,763,389

Net asset value per unit outstanding at March 31, 2013:	$1,076.27		$1,221.16		$1,230.00		$1,300.96

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and the Managing Owner

See notes to financial statements	(Concluded)

Global Macro Trust

Statements of Financial Highlights (UNAUDITED)

For the three months ended	2014				2013
March 31	Series 1	Series 2	Series 3	Series 4	Series 1	Series 2	Series 3	Series 4

Net gain from operations:
Net investment loss	$(16.98)	$(8.76)	$(8.12)	$(2.64)	$(18.68)	$(8.80)	$(8.09)	$(2.12)
Net realized and unrealized gains on trading of futures and forward currency contracts	22.80	27.50	27.75	29.87	33.55	38.52	38.77	40.90
Net gains from U.S. Treasury obligations	0.02	0.01	0.02	0.03	0.06	0.06	0.07	0.07
Profit share allocated to Managing Owner	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Net gain per unit	$5.84	$18.75	$19.65	$27.26	$14.93	$29.78	$30.75	$38.85

Net asset value per unit, beginning of period	953.24	1,116.03	1,126.21	1,209.21	1,061.34	1,191.38	1,199.25	1,262.11

Net asset value per unit, end of period	$959.08	$1,134.78	$1,145.86	$1,236.47	$1,076.27	$1,221.16	$1,230.00	$1,300.96

Total return and ratios for the	2014				2013
three months ended March 31:	Series 1	Series 2	Series 3	Series 4	Series 1	Series 2	Series 3	Series 4

RATIOS TO AVERAGE CAPITAL:

Net investment loss (a)	(7.16)%	(3.12)%	(2.87)%	(0.87)%	(6.98)%	(2.91)%	(2.66)%	(0.66)%

Total expenses (a)	7.27%	3.24%	2.99%	0.98%	7.16%	3.08%	2.83%	0.84%
Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	7.27%	3.24%	2.99%	0.98%	7.16%	3.08%	2.83%	0.84%

Total return before profit share allocation (b)	0.61%	1.68%	1.74%	2.25%	1.41%	2.50%	2.56%	3.08%
Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	0.61%	1.68%	1.74%	2.25%	1.41%	2.50%	2.56%	3.08%

(a) annualized
(b) not annualized	(Concluded)

See notes to financial statements

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Global Macro Trust’s (the “Trust”) financial condition at March 31, 2014 and December 31, 2013 (unaudited) and the results of its operations for the three months ended March 31, 2014 and 2013 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2013. The December 31, 2013 information has been derived from the audited financial statements as of December 31, 2013.

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

The Income Taxes topic of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Trust recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Trust’s open tax years, 2010 to 2013, the Managing Owner has determined that no reserves for uncertain tax positions were required.

There have been no material changes with respect to the Trust's critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Trust's Annual Report on Form 10-K for fiscal year 2013.

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

During the three months ended March 31, 2014 and 2013, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Trust’s investments by hierarchical level as of March 31, 2014 and December 31, 2013 in valuing the Trust’s investments at fair value. At March 31, 2014 and December 31, 2013, the Trust held no assets or liabilities classified in Level 3.

Financial Assets at Fair Value as of March 31, 2014

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$250,665,936	$-	$250,665,936
Short-term money market fund*	12,141,948	-	12,141,948
Exchange-traded futures contracts
Energies	189,203	-	189,203
Grains	344,245	-	344,245
Interest rates	430,421	-	430,421
Livestock	102,780	-	102,780
Metals	(679,934)	-	(679,934)
Softs	7,013	-	7,013
Stock indices	2,468,556	-	2,468,556

Total exchange-traded futures contracts	2,862,284	-	2,862,284

Over-the-counter forward currency contracts	-	882,312	882,312

Total futures and forward currency contracts (2)	2,862,284	882,312	3,744,596

Total financial assets at fair value	$265,670,168	$882,312	$266,552,480

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts (as collateral)	$48,255,336
Investments in U.S. Treasury notes	202,410,600
Total investments in U.S. Treasury notes	$250,665,936

(2)
Net unrealized appreciation on open futures and forward currency contracts	$3,744,596
Net unrealized depreciation on open futures and forward currency contracts	-
Total unrealized appreciation on open futures and forward currency contracts	$3,744,596

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial Assets and Liabilities at Fair Value as of December 31, 2013

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$276,729,148	$-	$276,729,148
Short-term money market fund*	8,281,834	-	8,281,834
Exchange-traded futures contracts
Energies	(322,642)	-	(322,642)
Grains	(165,871)	-	(165,871)
Interest rates	(2,410,168)	-	(2,410,168)
Livestock	33,040	-	33,040
Metals	2,488,781	-	2,488,781
Softs	28,399	-	28,399
Stock indices	7,593,472	-	7,593,472

Total exchange-traded futures contracts	7,245,011	-	7,245,011

Over-the-counter forward currency contracts	-	52,663	52,663

Total futures and forward currency contracts (2)	7,245,011	52,663	7,297,674

Total financial assets at fair value	$292,255,993	$52,663	$292,308,656

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts (as collateral)	$71,472,453
Investments in U.S. Treasury notes	205,256,695
Total investments in U.S. Treasury notes	$276,729,148

(2)
Net unrealized appreciation on open futures and forward currency contracts	$7,842,259
Net unrealized depreciation on open futures and forward currency contracts	(544,585)
Total unrealized appreciation on open futures and forward currency contracts	$7,297,674

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

The Trust engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Trust at March 31, 2014, by market sector:

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

Energies – The Trust’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the oil producing countries and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

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

See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional derivative-related information.

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at March 31, 2014 and December 31, 2013. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at March 31, 2014

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$499,271	$(179,614)	$66,566	$(197,020)	$189,203
Grains	1,312,225	(375,839)	137,842	(729,983)	344,245
Interest rates	1,289,440	(859,019)	-	-	430,421
Livestock	172,800	(26,930)	7,040	(50,130)	102,780
Metals	749,214	(1,223,449)	768,450	(974,149)	(679,934)
Softs	201,848	(87,401)	20,630	(128,064)	7,013
Stock indices	2,691,653	(239,249)	40,073	(23,921)	2,468,556

Total futures contracts	6,916,451	(2,991,501)	1,040,601	(2,103,267)	2,862,284

Forward currency contracts	3,719,296	(2,170,501)	563,304	(1,229,787)	882,312

Total futures and forward currency contracts	$10,635,747	$(5,162,002)	$1,603,905	$(3,333,054)	$3,744,596

Fair Value of Futures and Forward Currency Contracts at December 31, 2013

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$388,742	$(564,649)	$141,550	$(288,285)	$(322,642)
Grains	11,122	(864,056)	699,110	(12,047)	(165,871)
Interest rates	353,905	(2,649,035)	113,396	(228,434)	(2,410,168)
Livestock	55,840	(4,130)	6,860	(25,530)	33,040
Metals	4,158,465	(329,026)	153,641	(1,494,299)	2,488,781
Softs	15,020	(85,149)	129,991	(31,463)	28,399
Stock indices	7,480,395	(40,503)	179,079	(25,499)	7,593,472

Total futures contracts	12,463,489	(4,536,548)	1,423,627	(2,105,557)	7,245,011

Forward currency contracts	2,348,138	(2,617,224)	937,404	(615,655)	52,663

Total futures and forward currency contracts	$14,811,627	$(7,153,772)	$2,361,031	$(2,721,212)	$7,297,674

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three months ended March 31, 2014 and 2013 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below:

Trading gains (losses) of futures and forward currency contracts for the three months ended March 31, 2014 and 2013

	Three months ended:	Three months ended:
Sector	March 31, 2014	March 31, 2013

Futures contracts:
Energies	$755,041	$(3,043,353)
Grains	1,947,680	(671,718)
Interest rates	7,341,327	(4,035,946)
Livestock	521,170	96,250
Metals	(3,518,424)	(2,555,838)
Softs	376,098	1,707,322
Stock indices	(997,969)	22,521,009

Total futures contracts	6,424,923	14,017,726

Forward currency contracts	174,261	1,102,375

Total futures and forward currency contracts	$6,599,184	$15,120,101

The following table presents average notional value by sector in U.S. dollars of open futures and forward currency contracts for the three months ended March 31, 2014 and 2013. The Trust’s average net asset value for the three months ended March 31, 2014 and 2013 was approximately $277,000,000 and $468,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the three months ended March 31, 2014 and 2013

	2014		2013
Sector	Long Positions	Short Positions	Long Positions	Short Positions

Futures contracts:
Energies	$87,168,027	$28,643,926	$71,746,881	$78,809,945
Grains	36,183,417	22,977,080	27,524,937	36,127,271
Interest rates	652,251,407	61,443,181	1,341,405,525	25,116,262
Livestock	8,678,425	3,973,175	861,800	9,422,880
Metals	55,303,899	18,901,594	31,582,430	46,104,621
Softs	8,630,086	8,124,037	11,410,541	28,893,851
Stock indices	289,314,947	2,611,827	428,846,071	3,769,850

Total futures contracts	1,137,530,208	146,674,820	1,913,378,185	228,244,680

Forward currency contracts	324,896,278	18,781,243	632,569,489	223,278,903

Total average notional	$1,462,426,486	$165,456,063	$2,545,947,674	$451,523,583

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at March 31, 2014 and 2013. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the Managing Owner believes it is a more meaningful representation of notional values of the Trust’s open interest rate positions.

The customer agreements between the Trust, the futures clearing brokers including Barclays Capital Inc., Deutsche Bank Securities Inc. (a wholly owned subsidiary of Deutsche Bank AG), and J.P. Morgan Securities LLC., as well as the FX prime brokers including Barclays Bank PLC, Deutsche Bank AG and Morgan Stanley & Co., LLC, gives the Trust the legal right to net unrealized gains and losses on open futures and foreign currency contracts. The Trust netted, for financial reporting purposes, the unrealized gains and losses on open futures and forward currency contracts on the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” were met.

On January 1, 2013, the Trust adopted ASU 2011-11, “Disclosure about Offsetting Assets and Liabilities” and ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 created a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangements associated with its financial instruments and derivative instruments, while ASU 2013-01 clarified the types of instruments and transactions that are subject to the offsetting disclosure requirements established by ASU 2011-11. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the Statement of Financial Position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of these disclosures is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. The new guidance did not have a significant impact on the Trust’s financial statements.

Effective January 1, 2014, the Trust adopted ASU 2013-08, “Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.” ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company. ASU 2013-08 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of this ASU did not have a material impact on the Trust’s financial statements. Based on management’s assessment, the Trust has been deemed to be an investment company since inception. It has all of the fundamental characteristics of an investment company. Although the Trust does not possess all of the typical characteristics of an investment company, its activities are consistent with those of an investment company.

Offsetting of derivative assets at March 31, 2014

	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Assets
Futures contracts
Counterparty A	$1,659,875	$(650,377)	$1,009,498
Counterparty C	4,036,057	(2,565,464)	1,470,593
Counterparty D	2,261,120	(1,878,927)	382,193
Total futures contracts	7,957,052	(5,094,768)	2,862,284

Forward currency contracts
Counterparty F	1,144,533	(968,659)	175,874
Counterparty G	526,403	(1,156)	525,247
Counterparty H	2,611,664	(2,430,473)	181,191
Total forward currency contracts	4,282,600	(3,400,288)	882,312

Total assets	$12,239,652	$(8,495,056)	$3,744,596

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)(4)

Counterparty A	$1,009,498	$-	$(1,009,498)	$-
Counterparty C	1,470,593	-	(1,470,593)	-
Counterparty D	382,193	-	(382,193)	-
Counterparty F	175,874	-	(175,874)	-
Counterparty G	525,247	-	(525,247)	-
Counterparty H	181,191	-	(181,191)	-

Total	$3,744,596	$-	$(3,744,596)	$-

(1)	Collateral received and pledged includes both cash and U.S. Treasury notes held at each respective broker.
(2)	Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets presented in the Statement of Financial Condition, for each respective counterparty.
(3)	Net amount represents the amount that is subject to loss in the event of a counterparty failure as of March 31, 2014.
(4)	Net amount represents the amounts owed by the Trust to each counterparty as of March 31, 2014.

Offsetting of derivative assets and liabilities at December 31, 2013

	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Assets
Futures contracts
Counterparty A	$3,555,891	$(1,239,418)	$2,316,473
Counterparty C	6,832,140	(3,220,492)	3,611,648
Counterparty D	3,499,085	(2,182,195)	1,316,890
Total futures contracts	13,887,116	(6,642,105)	7,245,011

Forward currency contracts
Counterparty F	1,074,713	(695,295)	379,418
Counterparty G	487,686	(269,856)	217,830
Total forward currency contracts	1,562,399	(965,151)	597,248

Total assets	$15,449,515	$(7,607,256)	$7,842,259

	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Liabilities
Forward currency contracts
Counterparty H	$2,267,728	$(1,723,143)	$544,585

Total liabilities	$2,267,728	$(1,723,143)	$544,585

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)(4)

Counterparty A	$2,316,473	$-	$(2,316,473)	$-
Counterparty C	3,611,648	-	(3,611,648)	-
Counterparty D	1,316,890	-	(1,316,890)	-
Counterparty F	379,418	-	(379,418)	-
Counterparty G	217,830	-	(217,830)	-

Total	$7,842,259	$-	$(7,842,259)	$-

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(3)(4)

Counterparty H	$544,585	$-	$(544,585)	$-

Total	$544,585	$-	$(544,585)	$-

(1)	Collateral received and pledged includes both cash and U.S. Treasury notes held at each respective broker.
(2)	Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets presented in the Statement of Financial Condition, for each respective counterparty.
(3)	Net amount represents the amount that is subject to loss in the event of a counterparty failure as of December 31, 2013.
(4)	Net amount represents the amounts owed by the Trust to each counterparty as of December 31, 2013.

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

A significant portion of the Trust’s forward currency trading activities are cleared by Barclays Bank PLC (“BB”), Deutsche Bank AG (“DB”) and Morgan Stanley & Co. LLC (“MS”). The Trust’s concentration of credit risk associated with BB, DB or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition, plus the value of margin or collateral held by BB, DB and MS. The amount of such credit risk was $20,986,779 and $24,711,870 at March 31, 2014 and December 31, 2013, respectively.

4. PROFIT SHARE

Profit share earned (from Unitholders' redemptions) is credited to the New Profit Memo Account as defined in the Trust’s Declaration of Trust and Trust Agreement (the “Trust Agreement”). No profit share was earned or accrued during the three months ended March 31, 2014 or 2013.

5. RELATED PARTY TRANSACTIONS

The Trust pays all routine expenses, such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee's fees, the charges of an outside accounting services agency and the expenses of updating the Trust's Prospectus), as well as extraordinary costs. At March 31, 2014 and December 31, 2013, the Managing Owner is owed $58,313 and $536, respectively, from the Trust in connection with such expenses it has paid on the Trust's behalf (and is included in "Due to Managing Owner" in the Statements of Financial Condition).

Series 1 Unitholders who redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the Managing Owner. There was no redemption charge payable at March 31, 2014 or December 31, 2013.

6. FINANCIAL HIGHLIGHTS

Per unit operating performance for Series 1, Series 2, Series 3 and Series 4 Units is calculated based on Unitholders’ Trust capital for each Series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of Units during the period. Weighted average number of Units for each Series is detailed below:

	Three months ended March 31,		Date of first issuance
	2014	2013

Series 1	259,165.587	394,930.280	July 23, 2001
Series 2	126.999	236.729	April 1, 2010
Series 3	18,947.809	27,665.936	September 1, 2009
Series 4	2,192.036	1,784.816	November 1, 2010

7. BROKERAGE AND CUSTODIAL FEES

For the three months ended March 31, 2014 and 2013, brokerage and custodial fees were as follows:

	Three months ending March 31,
	2014	2013

Brokerage fees	$4,162,493	$7,200,061
Custodial fees	89	180

Total	$4,162,582	$7,200,241

During the three months ended March 31, 2014 and 2013, amounts paid to selling agents on Series 1 units sold subsequent to August 12, 2009 exceeded 9.5% of the gross offering proceeds of the Series 1 Units sold. As a result, the amounts that otherwise would be paid to selling agents for that Series 1 Unit were instead rebated to the Trust for the benefit of all holders of Series 1 Units. The total amounts rebated to the Trust for the three months ended March 31, 2014 were $58,911. The total amounts rebated to the Trust for the three months ended March 31, 2013 were $23,018. These rebates were included in “Brokerage and custodial fees” in the Statements of Operations.

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

During its operations for the three months ended March 31, 2014, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

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

Period ended March 31, 2014
Month Ending:	Total Trust Capital

March 31, 2014	$258,327,625
December 31, 2013	288,237,729

Three Months
Change in Trust Capital	$(29,910,104)
Percent Change	-10.38%

THREE MONTHS ENDED MARCH 31, 2014

The decrease in the Trust’s net assets of $29,910,104 for the three months ended March 31, 2014 was attributable to redemptions of $32,693,649 which was partially offset by net income of $1,947,427 and subscriptions of $836,118.

Brokerage and custodial fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.  Brokerage and custodial fees for the three months ended March 31, 2014 decreased $3,037,659 relative to the corresponding period in 2013 due to a decrease in the Trust’s net assets.

Administrative expenses for the three months ended March 31, 2014 decreased $70,268 relative to the corresponding period in 2013. The decrease was due mainly to a decrease in the Trust's net assets during the three months ended March 31, 2014 relative to the corresponding period in 2013.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian.  Interest income for the three months ended March 31, 2014 decreased $128,709 relative to the corresponding period in 2013. This decrease was due predominantly to a decrease in average net assets during the three months ended March 31, 2014.

The Trust experienced net realized and unrealized gains of $6,523,962 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage and custodial fees of $4,162,582, administrative expenses of $366,989, custody fees and other expenses of $18,610 and management fees of $107,956 were incurred. Interest income of $79,602 partially offset the Trust's expenses resulting in net income of $1,947,427. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	0.12%
Energies	0.29%
Grains	0.70%
Interest rates	2.57%
Livestock	0.18%
Metals	(1.24)%
Softs	0.12%
Stock indices	(0.27)%

Trading gain	2.47%

MANAGEMENT DISCUSSION – 2014

Three months ended March 31, 2014

After a quarter of significant market volatility, the Trust produced a profit, predominantly due to gains from long interest rate futures positions. There were also fractional profits from trading agricultural commodities, energy and currencies, but these were largely offset by the losses from trading metals.

Shifting perceptions about U.S. and Chinese growth prospects, the future course of Federal Reserve monetary policy, political and economic turmoil in several emerging economies—including Turkey, India, Indonesia, and Thailand, and the impact of the Russia/Ukraine-Crimea situation kept markets off balance during the quarter.

Given persistent concerns about worldwide growth, social and political unrest in numerous emerging markets and a lack of inflationary impulses in the developed world, it should come as no surprise that a flight to safety and quality would push up note and bond prices. Consequently, long positions in German, French, Italian, Japanese, Canadian and U.S. note and bond futures were profitable. Long positions in U.S. and German short term interest rate futures also registered gains. On the other hand, trading Australian and British note and bond futures was unprofitable.

Equity prices were particularly volatile during the quarter as the markets digested weather related growth problems in the U.S., slowing Chinese growth, the outlook for U.S. quantitative easing, and Chinese policy efforts to wring excess debt and capacity out of the economy without threatening too many corporate defaults or bankruptcies. Losses from trading of and long positions in Chinese, Hong Kong, Korean, Japanese, Singaporean and Australian equity futures slightly outweighed the gains from long U.S., German, Spanish and Canadian equity futures positions.

Foreign exchange markets were rattled by the political and economic turmoil in many emerging markets, by monetary policy developments in China and the U.S., as well as by growth concerns. Short U.S. dollar positions against sterling, the Indian rupee, the New Zealand dollar, and the Swiss franc were profitable, as were long dollar trades against Chile and Russia and a long New Zealand/short Canada trade. These gains were partially offset by losses on: short dollar trades against the euro, Czech koruna, Polish zloty and Korean won; a long U.S./short Singapore dollar position; long euro trades versus Australia and Turkey; and trading the Australian dollar relative to the yen and pound sterling.

Turning to agricultural commodities, long positions in soybeans, soybean meal, corn, coffee, cocoa, cotton and livestock, and a short wheat trade were profitable. Meanwhile, short sugar and soybean oil trades produced small losses.

Metal trading was unprofitable due to losses from long copper, lead, gold and silver trades and from a short aluminum position. A long nickel trade produced a partially offsetting profit.

Energy trading was marginally profitable as gains from a long WTI crude position and trading of natural gas outweighed the losses from long Brent crude and London gas oil positions.

Period ended March 31, 2013
Month Ending:	Total Trust Capital

March 31, 2013	$450,763,389
December 31, 2012	473,660,034

Three Months
Change in Trust Capital	$(22,896,645)
Percent Change	-4.83%

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

CONTRACTUAL OBLIGATIONS

The Trust does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Trust’s sole business is trading futures, forward currency, spot, option and swap contracts, both long (contracts to buy) and short (contacts to sell). The Trust may also engage in trading swaps. All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Trust for less than four months before being offset or rolled over into new contracts with similar maturities. The Trust’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Trust’s open futures and forward currency contracts, both long and short, at March 31, 2014.

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

The Trust's Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Trust's open positions by market category for the quarter ended March 31, 2014. During the three months ended March 31, 2014, the Trust's average total capitalization was approximately $277,000,000.

Sector	Average value at risk	% of Average Capitalization	High value at risk	Low value at risk
Currencies	14.1	5.1%	14.1	14.1
Energies	1.8	0.6%	1.8	1.8
Grains	1.5	0.5%	1.5	1.5
Interest rates	11.1	4.0%	11.1	11.1
Livestock	0.2	0.1%	0.2	0.2
Metals	4.2	1.5%	4.2	4.2
Softs	0.4	0.2%	0.4	0.4
Stock indices	13.2	4.8%	13.2	13.2
	46.5	16.8%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the three months ended March 31, 2014. Average capitalization is the average of the Trust's approximate capitalization at the end of each of the three months ended March 31, 2014. Dollar amounts represent millions of dollars.

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

ITEM 4. CONTROLS AND PROCEDURES

The Managing Owner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Trust as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the Managing Owner’s internal controls over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Managing Owner’s internal controls over financial reporting with respect to the Trust.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There are no material changes from risk factors as previously disclosed in Form 10-K, filed March 27, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS

(a)	There have been no sales of unregistered securities of the Trust during the three months ended March 31, 2014

(c)	Pursuant to the Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding and Units are not reissued once redeemed.

The following table summarizes the redemptions by Unitholders during the three months ended March 31, 2014.

	Series 1		Series 2		Series 3		Series 4
Date of Redemption	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit

January 31, 2014	11,651.305	$926.12	-	$1,088.04	532.277	$1,098.20	-	$1,181.10
February 28, 2014	9,092.034	963.77	37.063	1,136.30	857.048	1,147.16	41.443	1,235.81
March 31, 2014	11,477.725	959.08	-	1,134.78	408.336	1,145.86	2.841	1,236.47
Total	32,221.064		37.063		1,797.661		44.284

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
Managing Owner

Date: May 14, 2014
/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)

