Form 10-Q
period 2014-06-30
GLOBAL MACRO TRUST
filed 2014-08-13
CIK 1145765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:   June 30, 2014

or

◻	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-50102

GLOBAL MACRO TRUST
(Exact name of registrant as specified in its charter)

Delaware	36-7362830
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ☒          No ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒          No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer (Do not check if a smaller reporting company) ☒	Smaller reporting company ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ◻          No ☒

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Global Macro Trust
Financial statements
For the three and six months ended June 30, 2014 and 2013 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Trust Capital (c)	8
Statements of Financial Highlights (b)	10
Notes to the Financial Statements	12

(a) At June 30, 2014 and December 31, 2013 (unaudited)
(b) For the three and six months ended June 30, 2014 and 2013 (unaudited)
(c) For the six months ended June 30, 2014 and 2013 (unaudited)

Global Macro Trust
Statements of Financial Condition (UNAUDITED)

	June 30, 2014	December 31, 2013
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes – at fair value
(amortized cost $50,860,220 and $71,463,383)	$50,865,966	$71,472,453
Net unrealized appreciation on open futures and
forward currency contracts	7,917,442	7,842,259
Due from brokers	9,422,191	4,384,023
Cash denominated in foreign currencies (cost $0
and $8,299,507)	-	8,309,276
Total equity in trading accounts	68,205,599	92,008,011

INVESTMENTS IN U.S. TREASURY NOTES – at fair value
(amortized cost $187,639,116 and $205,231,935)	187,673,502	205,256,695
CASH AND CASH EQUIVALENTS	8,153,233	8,447,500
ACCRUED INTEREST RECEIVABLE	291,157	622,175
TOTAL	$264,323,491	$306,334,381

LIABILITIES AND TRUST CAPITAL
LIABILITIES:
Subscriptions by Unitholders received in advance	$75,481	$641,973
Net unrealized depreciation on open futures and forward currency contracts	249,605	544,585
Due to Managing Owner	83,000	536
Accrued brokerage and custodial fees	1,261,624	1,444,229
Accrued management fees	34,799	37,971
Redemptions payable to Unitholders	5,405,654	10,798,213
Accrued expenses	280,004	242,308
Cash denominated in foreign currencies (cost -$1,392,171 and $0)	1,390,706	-
Due to brokers	-	4,386,837
Total liabilities	8,780,873	18,096,652

TRUST CAPITAL:
Managing Owner interest (7,405.144 and 7,168.282 units outstanding)	7,634,159	6,833,096
Series 1 Unitholders (217,710.118 and 269,666.902 units outstanding)	224,443,203	257,057,401
Series 2 Unitholders (39.121 and 139.796 units outstanding)	48,232	156,016
Series 3 Unitholders (16,432.366 and 19,432.989 units outstanding)	20,470,006	21,885,706
Series 4 Unitholders (2,181.418 and 1,906.624 units outstanding)	2,947,018	2,305,510
Total trust capital	255,542,618	288,237,729

TOTAL	$264,323,491	$306,334,381

NET ASSET VALUE PER UNIT OUTSTANDING:
Series 1 Unitholders	$1,030.93	$953.24
Series 2 Unitholders	$1,232.89	$1,116.03
Series 3 Unitholders	$1,245.71	$1,126.21
Series 4 Unitholders	$1,350.96	$1,209.21

See notes to financial statements (unaudited)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
June 30, 2014

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	(0.06)%	$(151,646)
Grains	(0.21)	(542,995)
Interest rates
5 Year U.S. Treasury Note (956 contracts, settlement date September 2014)	0.13	328,758
10 Year U.S. Treasury Note (466 contracts, settlement date September 2014)	0.08	218,000
30 Year U.S. Treasury Bond (266 contracts, settlement date September 2014)	0.10	246,750
Other interest rates	1.51	3,848,768
Total interest rates	1.82	4,642,276

Livestock	0.15	389,550
Metals	0.25	636,235
Softs	0.02	66,172
Stock indices	(0.01)	(28,189)
Total long futures contracts	1.96	5,011,403
Short futures contracts:
Energies	0.12	324,773
Grains	0.27	692,337
Interest rates	0.00	(2,886)
Livestock	(0.05)	(135,830)
Metals	(0.26)	(671,228)
Softs	0.01	24,774
Stock indices	0.05	136,910
Total short futures contracts	0.14	368,850
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	2.10	5,380,253
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.34	3,424,390
Total short forward currency contracts	(0.44)	(1,136,806)
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	0.90	2,287,584

TOTAL	3.00%	$7,667,837

		(Continued)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
June 30, 2014
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$52,260,000	U.S. Treasury notes, 0.625%, 07/15/2014	20.46%	$52,272,248
67,220,000	U.S. Treasury notes, 0.250%, 09/15/2014	26.32	67,248,883
68,100,000	U.S. Treasury notes, 0.375%, 03/15/2015	26.70	68,240,988
50,710,000	U.S. Treasury notes, 0.250%, 05/15/2015	19.87	50,777,349
	Total investments in U.S. Treasury notes
	(amortized cost $238,499,336)	93.35%	$238,539,468

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2013

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	(0.06)%	$(175,907)
Grains	(0.30)	(852,934)
Interest rates	(0.80)	(2,295,130)
Livestock	0.02	51,710
Metals	1.33	3,829,439
Softs	(0.02)	(70,129)
Stock indices	2.58	7,439,892
Total long futures contracts	2.75	7,926,941
Short futures contracts:
Energies	(0.05)	(146,735)
Grains	0.24	687,063
Interest rates
5 Year U.S. Treasury Note (-610 contracts, settlement date March 2014)	0.00	10,508
10 Year U.S. Treasury Note (-108 contracts, settlement date March 2014)	0.00	14,063
Other interest rates	(0.04)	(139,609)
Total interest rates	(0.04)	(115,038)

Livestock	(0.01)	(18,670)
Metals	(0.46)	(1,340,658)
Softs	0.03	98,528
Stock indices	0.05	153,580
Total short futures contracts	(0.24)	(681,930)
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	2.51	7,245,011
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.09)	(269,086)
Total short forward currency contracts	0.11	321,749
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	0.02	52,663

TOTAL	2.53%	$7,297,674

		(Continued)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2013
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$74,100,000	U.S. Treasury notes, 1.250%, 03/15/2014	25.77%	$74,276,567
50,710,000	U.S. Treasury notes, 1.000%, 05/15/2014	17.65	50,881,344
78,060,000	U.S. Treasury notes, 0.625%, 07/15/2014	27.16	78,282,593
73,220,000	U.S. Treasury notes, 0.250%, 09/15/2014	25.43	73,288,644
	Total investments in U.S. Treasury notes
	(amortized cost $276,695,318)	96.01%	$276,729,148

See notes to financial statements			(Concluded)

Global Macro Trust
Statements of Operations (UNAUDITED)

	For the three months ended
	June 30, 2014	June 30, 2013
INVESTMENT INCOME:
Interest income	$73,713	$191,115

EXPENSES:
Brokerage and custodial fees	3,920,511	6,457,719
Administrative expenses	357,355	426,052
Custody fees and other expenses	13,997	23,553
Management fees	105,669	157,946
Total expenses	4,397,532	7,065,270

NET INVESTMENT LOSS	(4,323,819)	(6,874,155)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	19,714,871	(38,526,344)
Foreign exchange translation	37,472	(192,361)
Net change in unrealized:
Futures and forward currency contracts	3,923,241	2,752,889
Foreign exchange translation	(10,883)	26,668
Net gains (losses) from U.S. Treasury notes:
Realized	2,681	12,582
Net change in unrealized	5,926	(56,975)
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)	23,673,308	(35,983,541)

NET INCOME (LOSS)	$19,349,489	$(42,857,696)

NET INCOME (LOSS) PER UNIT OUTSTANDING
Series 1 Unitholders	$71.85	$(107.52)
Series 2 Unitholders	$98.11	$(110.64)
Series 3 Unitholders	$99.85	$(110.74)
Series 4 Unitholders	$114.49	$(111.19)

		(Continued)

Global Macro Trust
Statements of Operations (UNAUDITED)

	For the six months ended
	June 30, 2014	June 30, 2013
INVESTMENT INCOME:
Interest income	$153,315	$399,426

EXPENSES:
Brokerage and custodial fees	8,083,093	13,657,960
Administrative expenses	724,344	863,309
Custody fees and other expenses	32,607	48,254
Management fees	213,625	328,174
Total expenses	9,053,669	14,897,697

NET INVESTMENT LOSS	(8,900,354)	(14,498,271)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	29,867,133	(20,406,126)
Foreign exchange translation	(45,861)	(396,413)
Net change in unrealized:
Futures and forward currency contracts	370,163	(247,228)
Foreign exchange translation	(8,304)	4,012
Net gains (losses) from U.S. Treasury notes:
Realized	7,837	15,739
Net change in unrealized	6,302	(32,980)
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)	30,197,270	(21,062,996)

NET INCOME (LOSS)	$21,296,916	$(35,561,267)

NET INCOME (LOSS) PER UNIT OUTSTANDING
Series 1 Unitholders	$77.69	$(92.59)
Series 2 Unitholders	$116.86	$(80.86)
Series 3 Unitholders	$119.50	$(79.99)
Series 4 Unitholders	$141.75	$(72.34)

See notes to financial statements (unaudited)		(Concluded)

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the six months ended June 30, 2014:

	Series 1 Unitholders		Series 2 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2014	$257,057,401	269,666.902	$156,016	139.796	$21,885,706	19,432.989	$2,305,510	1,906.624	$6,833,096	7,168.282	$288,237,729
Subscriptions	552,000	566.545	-	-	209,000	185.671	424,977	352.993	-	-	1,185,977
Redemptions	(51,243,359)	(52,776.559)	(118,925)	(100.675)	(3,717,664)	(3,186.294)	(98,056)	(78.199)	-	-	(55,178,004)
Addt'l units allocated *	-	253.230	-	-	-	-	-	-	-	236.862	-
Net income	18,077,161	-	11,141	-	2,092,964	-	314,587	-	801,063	-	21,296,916
Trust capital at
June 30, 2014	$224,443,203	217,710.118	$48,232	39.121	$20,470,006	16,432.366	$2,947,018	2,181.418	$7,634,159	7,405.144	$255,542,618

Net asset value per unit outstanding
at June 30, 2014:	$1,030.93		$1,232.89		$1,245.71		$1,350.96

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and the Managing Owner											(Continued)

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the six months ended June 30, 2013:

	Series 1 Unitholders		Series 2 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2013	$428,867,469	404,080.828	$289,447	242.952	$33,520,653	27,951.367	$1,669,445	1,322.742	$9,313,020	8,774.775	$473,660,034
Subscriptions	2,634,900	2,478.860	-	-	2,641,514	2,205.670	706,981	556.611	-	-	5,983,395
Redemptions	(59,969,908)	(57,359.460)	(91,940)	(77.178)	(6,988,045)	(5,929.503)	(7,136)	(5.998)	-	-	(67,057,029)
Addt'l units allocated *	-	440.927	-	-	-	-	-	-	-	287.691	-
Net loss	(32,816,430)	-	(13,412)	-	(2,057,249)	-	(140,420)	-	(533,756)	-	(35,561,267)
Trust capital at
June 30, 2013	$338,716,031	349,641.155	$184,095	165.774	$27,116,873	24,227.534	$2,228,870	1,873.355	$8,779,264	9,062.466	$377,025,133

Net asset value per unit outstanding
at June 30, 2013:	$968.75		$1,110.52		$1,119.26		$1,189.77

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and the Managing Owner

See notes to financial statements (unaudited)											(Concluded)

Global Macro Trust
Statements of Financial Highlights (UNAUDITED)

For the three months ended June 30:	2014				2013
	Series 1	Series 2	Series 3	Series 4	Series 1	Series 2	Series 3	Series 4

Net income (loss) from operations:
Net investment loss	$ (18.01)	$ (9.06)	$ (8.53)	$ (2.67)	$ (17.99)	$ (9.10)	$ (8.41)	$ (2.66)
Net realized and unrealized gains (losses) on trading of futures and forward currency contracts	89.83	107.11	108.34	117.13	(89.43)	(101.46)	(102.21)	(108.39)
Net gains (losses) from U.S. Treasury obligations	0.03	0.06	0.04	0.03	(0.10)	(0.08)	(0.12)	(0.14)
Profit share allocated to Managing Owner	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Net income (loss) per unit	$ 71.85	$ 98.11	$ 99.85	$ 114.49	$ (107.52)	$ (110.64)	$ (110.74)	$ (111.19)

Net asset value per unit, beginning of period	959.08	1,134.78	1,145.86	1,236.47	1,076.27	1,221.16	1,230.00	1,300.96

Net asset value per unit, end of period	$ 1,030.93	$ 1,232.89	$ 1,245.71	$ 1,350.96	$ 968.75	$ 1,110.52	$ 1,119.26	$ 1,189.77

Total return and ratios for the three months ended June 30:	2014				2013
	Series 1	Series 2	Series 3	Series 4	Series 1	Series 2	Series 3	Series 4

RATIOS TO AVERAGE CAPITAL:

Net investment loss (a)	(7.16)%	(3.05)%	(2.82)%	(0.81)%	(7.00)%	(3.10)%	(2.85)%	(0.85)%

Total expenses (a)	7.27%	3.16%	2.93%	0.92%	7.18%	3.28%	3.03%	1.03%
Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	7.27%	3.16%	2.93%	0.92%	7.18%	3.28%	3.03%	1.03%

Total return before profit share allocation (b)	7.49%	8.65%	8.71%	9.26%	(9.99)%	(9.06)%	(9.00)%	(8.55)%
Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	7.49%	8.65%	8.71%	9.26%	(9.99)%	(9.06)%	(9.00)%	(8.55)%

(a) annualized
(b) not annualized								(Continued)

Global Macro Trust
Statements of Financial Highlights (UNAUDITED)

For the six months ended June 30:	2014				2013
	Series 1	Series 2	Series 3	Series 4	Series 1	Series 2	Series 3	Series 4

Net income (loss) from operations:
Net investment loss	$ (34.99)	$ (17.82)	$ (16.65)	$ (5.31)	$ (36.67)	$ (17.90)	$ (16.50)	$ (4.78)
Net realized and unrealized gains (losses) on trading of futures and forward currency contracts	112.63	134.61	136.09	147.00	(55.88)	(62.94)	(63.44)	(67.49)
Net gains (losses) from U.S. Treasury obligations	0.05	0.07	0.06	0.06	(0.04)	(0.02)	(0.05)	(0.07)
Profit share allocated to Managing Owner	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Net income (loss) per unit	$ 77.69	$ 116.86	$ 119.50	$ 141.75	$ (92.59)	$ (80.86)	$ (79.99)	$ (72.34)

Net asset value per unit, beginning of period	953.24	1,116.03	1,126.21	1,209.21	1,061.34	1,191.38	1,199.25	1,262.11

Net asset value per unit, end of period	$ 1,030.93	$ 1,232.89	$ 1,245.71	$ 1,350.96	$ 968.75	$ 1,110.52	$ 1,119.26	$ 1,189.77

Total return and ratios for the six months ended June 30:	2014				2013
	Series 1	Series 2	Series 3	Series 4	Series 1	Series 2	Series 3	Series 4

RATIOS TO AVERAGE CAPITAL:

Net investment loss (a)	(7.16)%	(3.10)%	(2.84)%	(0.84)%	(6.99)%	(2.99)%	(2.75)%	(0.75)%

Total expenses (a)	7.27%	3.21%	2.96%	0.95%	7.17%	3.17%	2.93%	0.93%
Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	7.27%	3.21%	2.96%	0.95%	7.17%	3.17%	2.93%	0.93%

Total return before profit share allocation (b)	8.15%	10.47%	10.61%	11.72%	(8.72)%	(6.79)%	(6.67)%	(5.73)%
Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	8.15%	10.47%	10.61%	11.72%	(8.72)%	(6.79)%	(6.67)%	(5.73)%

(a) annualized
(b) not annualized

See notes to financial statements (unaudited)								(Concluded)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Global Macro Trust’s (the “Trust”) financial condition at June 30, 2014 and December 31, 2013 (unaudited) and the results of its operations for the three and six months ended June 30, 2014 and 2013 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2013. The December 31, 2013 information has been derived from the audited financial statements as of December 31, 2013.

With the effectiveness of the Trust’s Registration Statement on August 12, 2009, the Trust began to offer Series 2, Series 3 and Series 4 Units. The only Units offered prior to such date were the Series 1 Units.

The preparation of financial statements in conformity with accounting principles generally accepted (“U.S. GAAP”) in the United States of America (the “U.S.”), as detailed in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”), requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements. Actual results could differ from these estimates.

The Trust enters into contracts that contain a variety of indemnification provisions. The Trust’s maximum exposure under these arrangements is unknown. The Trust does not anticipate recognizing any loss related to these arrangements.

The Income Taxes topic of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Trust recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Trust’s open tax years, 2010 to 2013,  Millburn Ridgefield Corporation (the “Managing Owner”) determined that no reserves for uncertain tax positions were required.

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

Cash Instruments – The Trust’s cash instruments are generally classified within Level 1 of the fair value hierarchy, because they are typically valued using quoted market prices. The types of instruments valued based on quoted market prices in active markets include U.S. government obligations and an investment in a quoted short-term U.S. Government Money Market Fund. Millburn Ridgefield Corporation, does not adjust the quoted price for such instruments even in situations where the Trust holds a large position and a sale could reasonably impact the quoted price.

Derivative Contracts – Derivative contracts can be exchange-traded or over-the-counter (“OTC”). Exchange-traded futures contracts are valued based on quoted closing settlement prices and typically fall within Level 1 of the fair value hierarchy.

Spot currency contracts are valued based on current market prices (“Spot Price”). Forward currency contracts are valued based on pricing models that consider the Spot Price, plus the financing cost or benefit (“Forward Point”). Forward Points from the quotation service providers are generally in periods of one month, two months, three months, six months, nine months and twelve months forward while the contractual forward delivery dates for the forward currency contracts traded by the Trust may be in between these periods. The Managing Owner’s policy to determine fair value for forward currency contracts involves first calculating the number of months from the date the forward currency contract is being valued to its maturity date (“Months to Maturity”), then identifying the forward currency contracts for the two forward months that are closest to the Months to Maturity (“Forward Month Contracts”). Linear interpolation is then performed between the dates of these two Forward Month Contracts to calculate the interpolated forward point. Model inputs can generally be verified and model selection does not involve significant management judgment. Such instruments are typically classified within Level 2 of the fair value hierarchy.

During the three and six months ended June 30, 2014 and 2013, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Trust’s investments by hierarchical level as of June 30, 2014 and December 31, 2013 in valuing the Trust’s investments at fair value. At June 30, 2014 and December 31, 2013, the Trust held no assets or liabilities classified in Level 3.

Financial Assets and Liabilities at Fair Value as of June 30, 2014

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$238,539,468	$-	$238,539,468
Short-term money market fund*	8,005,704	-	8,005,704
Exchange-traded futures contracts
Energies	173,127	-	173,127
Grains	149,342	-	149,342
Interest rates	4,639,390	-	4,639,390
Livestock	253,720	-	253,720
Metals	(34,993)	-	(34,993)
Softs	90,946	-	90,946
Stock indices	108,721	-	108,721

Total exchange-traded futures contracts	5,380,253	-	5,380,253

Over-the-counter forward currency contracts	-	2,287,584	2,287,584

Total futures and forward currency contracts (2)	5,380,253	2,287,584	7,667,837

Total financial assets at fair value	$251,925,425	$2,287,584	$254,213,009

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts (as collateral)			$50,865,966
Investments in U.S. Treasury notes			187,673,502
Total investments in U.S. Treasury notes			$238,539,468

(2)
Net unrealized appreciation on open futures and forward currency contracts			$7,917,442
Net unrealized depreciation on open futures and forward currency contracts			(249,605)
Total unrealized appreciation on open futures and forward currency contracts			$7,667,837

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

 Financial Assets and Liabilities at Fair Value as of December 31, 2013

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$276,729,148	$-	$276,729,148
Short-term money market fund*	8,281,834	-	8,281,834
Exchange-traded futures contracts
Energies	(322,642)	-	(322,642)
Grains	(165,871)	-	(165,871)
Interest rates	(2,410,168)	-	(2,410,168)
Livestock	33,040	-	33,040
Metals	2,488,781	-	2,488,781
Softs	28,399	-	28,399
Stock indices	7,593,472	-	7,593,472

Total exchange-traded futures contracts	7,245,011	-	7,245,011

Over-the-counter forward currency contracts	-	52,663	52,663

Total futures and forward currency contracts (2)	7,245,011	52,663	7,297,674

Total financial assets at fair value	$292,255,993	$52,663	$292,308,656

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts (as collateral)			$71,472,453
Investments in U.S. Treasury notes			205,256,695
Total investments in U.S. Treasury notes			$276,729,148

(2)
Net unrealized appreciation on open futures and forward currency contracts			$7,842,259
Net unrealized depreciation on open futures and forward currency contracts			(544,585)
Total unrealized appreciation on open futures and forward currency contracts			$7,297,674

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

3. DERIVATIVE INSTRUMENTS

The Derivatives and Hedging topic of the Codification requires qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.

The Trust’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Trust’s open positions, and the liquidity of the markets in which it trades.

The Trust engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Trust at June 30, 2014, by market sector:

Agricultural (grains, livestock and softs) – The Trust’s primary exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions, as well as supply and demand factors.

Currencies – Exchange rate risk is a principal market exposure of the Trust. The Trust’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. The fluctuations are influenced by interest rate changes, as well as political and general economic conditions. The Trust trades in a large number of currencies, including cross-rates—e.g., positions between two currencies other than the U.S. dollar.

Energies – The Trust’s primary energy market exposure is to gas and oil price movements often resulting from political developments in the oil producing countries and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Interest Rates – Interest rate movements directly affect the price of the sovereign bond futures positions held by the Trust and indirectly the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, may materially impact the Trust’s profitability. The Trust’s primary interest rate exposure is to interest rate fluctuations in countries or regions, including Australia, Canada, Japan, Switzerland, the United Kingdom, the U.S. and the Eurozone. However, the Trust also may take positions in futures contracts on the government debt of other nations. The Managing Owner anticipates that interest rates in these industrialized countries or areas, both long-term and short-term, will remain the primary interest rate market exposure of the Trust for the foreseeable future.

Metals – The Trust’s metals market exposure is to fluctuations in the price of aluminum, copper, gold, lead, nickel, platinum, silver, tin and zinc.

Stock Indices – The Trust’s equity exposure, through stock index futures, is to equity price risk in the major industrialized countries, as well as other countries.

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

See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional derivative-related information.

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at June 30, 2014 and December 31, 2013. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at June 30, 2014

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$ 574,880	$ (726,526)	$ 390,777	$ (66,004)	$ 173,127
Grains	80	(543,075)	692,487	(150)	149,342
Interest rates	4,954,949	(312,673)	-	(2,886)	4,639,390
Livestock	390,430	(880)	-	(135,830)	253,720
Metals	669,491	(33,256)	7,036	(678,264)	(34,993)
Softs	77,173	(11,001)	79,994	(55,220)	90,946
Stock indices	1,183,265	(1,211,454)	137,059	(149)	108,721

Total futures contracts	7,850,268	(2,838,865)	1,307,353	(938,503)	5,380,253

Forward currency contracts	3,970,617	(546,227)	75,818	(1,212,624)	2,287,584

Total futures and
forward currency contracts	$ 11,820,885	$ (3,385,092)	$ 1,383,171	$ (2,151,127)	$ 7,667,837

Fair Value of Futures and Forward Currency Contracts at December 31, 2013

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$ 388,742	$ (564,649)	$ 141,550	$ (288,285)	$ (322,642)
Grains	11,122	(864,056)	699,110	(12,047)	(165,871)
Interest rates	353,905	(2,649,035)	113,396	(228,434)	(2,410,168)
Livestock	55,840	(4,130)	6,860	(25,530)	33,040
Metals	4,158,465	(329,026)	153,641	(1,494,299)	2,488,781
Softs	15,020	(85,149)	129,991	(31,463)	28,399
Stock indices	7,480,395	(40,503)	179,079	(25,499)	7,593,472

Total futures contracts	12,463,489	(4,536,548)	1,423,627	(2,105,557)	7,245,011

Forward currency contracts	2,348,138	(2,617,224)	937,404	(615,655)	52,663

Total futures and
forward currency contracts	$ 14,811,627	$ (7,153,772)	$ 2,361,031	$ (2,721,212)	$ 7,297,674

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three and six months ended June 30, 2014 and 2013 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below:

Trading gains (losses) of futures and forward currency contracts for the three and six months ended June 30, 2014 and 2013

	Three months ended:	Three months ended:	Six months ended:	Six months ended:
Sector	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Futures contracts:
Energies	$ 1,640,357	$ (4,088,392)	$ 2,395,398	$ (7,131,745)
Grains	(1,277,464)	1,214,459	670,216	542,741
Interest rates	11,156,622	(19,116,514)	18,497,949	(23,152,460)
Livestock	380,730	(76,710)	901,900	19,540
Metals	(5,322)	7,309,992	(3,523,746)	4,754,154
Softs	(33,479)	42,950	342,619	1,750,272
Stock indices	7,620,895	(4,848,301)	6,622,926	17,672,708

Total futures contracts	19,482,339	(19,562,516)	25,907,262	(5,544,790)

Forward currency contracts	4,155,773	(16,210,939)	4,330,034	(15,108,564)

Total futures and forward currency contracts	$ 23,638,112	$ (35,773,455)	$ 30,237,296	$ (20,653,354)

The following table presents average notional value by sector in U.S. dollars of open futures and forward currency contracts for the six months ended June 30, 2014 and 2013. The Trust’s average net asset value for the six months ended June 30, 2014 and 2013 was approximately $270,000,000 and $445,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the six months ended June 30, 2014 and 2013

	2014		2013
Sector	Long Positions	Short Positions	Long Positions	Short Positions

Futures contracts:
Energies	$ 97,373,744	$ 36,406,136	$ 54,420,647	$ 64,858,729
Grains	29,147,987	23,432,606	25,149,936	32,959,088
Interest rates	732,531,561	41,098,318	919,756,186	120,666,427
Livestock	8,647,473	4,181,503	1,396,430	10,463,410
Metals	46,001,145	14,709,717	21,819,328	55,204,559
Softs	7,979,720	7,584,115	9,126,440	24,467,234
Stock indices	289,972,260	2,342,968	366,290,174	5,372,912

Total futures
contracts	1,211,653,890	129,755,363	1,397,959,141	313,992,359

Forward currency
contracts	337,517,843	28,057,003	452,614,978	219,274,420

Total average
notional	$ 1,549,171,733	$ 157,812,366	$ 1,850,574,119	$ 533,266,779

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at June 30, 2014 and 2013. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the Managing Owner believes it is a more meaningful representation of notional values of the Trust’s open interest rate positions.

The customer agreements between the Trust, the futures clearing brokers including Deutsche Bank Securities Inc. (a wholly-owned subsidiary of Deutsche Bank AG), and J.P. Morgan Securities LLC., as well as the FX prime brokers, including Barclays Bank PLC, Deutsche Bank AG and Morgan Stanley & Co., LLC, gives the Trust the legal right to net unrealized gains and losses on open futures and foreign currency contracts. The Trust netted, for financial reporting purposes, the unrealized gains and losses on open futures and forward currency contracts on the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” were met. The Trust ceased clearing trades through Barclays Capital Inc. during June 2014.

On January 1, 2013, the Trust adopted Accounting Standard Update (“ASU”) 2011-11, “Disclosures about Offsetting Assets and Liabilities” and ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 created a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangements associated with its financial instruments and derivative instruments, while ASU 2013-01 clarified the types of instruments and transactions that are subject to the offsetting disclosure requirements established by ASU 2011-11. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the Statement of Financial Position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of these disclosures is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. The new guidance did not have a significant impact on the Trust’s financial statements.

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

Offsetting of derivative assets and liabilities at June 30, 2014

	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Assets
Futures contracts
Counterparty C	$5,430,221	$(1,783,405)	$3,646,816
Counterparty D	3,727,400	(1,993,963)	1,733,437
Total futures contracts	9,157,621	(3,777,368)	5,380,253

Forward currency contracts
Counterparty F	2,207,230	(141,639)	2,065,591
Counterparty H	1,813,468	(1,341,870)	471,598
Total forward currency contracts	4,020,698	(1,483,509)	2,537,189

Total assets	$13,178,319	$(5,260,877)	$7,917,442

	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Liabilities
Forward currency contracts
Counterparty G	$275,342	$(25,737)	$249,605

Total liabilities	$275,342	$(25,737)	$249,605

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)(4)

Counterparty C	$3,646,816	$-	$(3,646,816)	$-
Counterparty D	1,733,437	-	(1,733,437)	-
Counterparty F	2,065,591	-	(2,065,591)	-
Counterparty H	471,598	-	(471,598)	-

Total	$7,917,442	$-	$(7,917,442)	$-

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(3)(4)

Counterparty G	$249,605	$-	$(249,605)	$-

Total	$249,605	$-	$(249,605)	$-

(1) Collateral received and pledged includes both cash and U.S. Treasury notes held at each respective broker.
(2) Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets presented in the Statement of Financial Condition, for each respective counterparty.
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of
June 30, 2014.
(4) Net amount represents the amounts owed by the Trust to each counterparty as of June 30,
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

A significant portion of the Trust’s forward currency trading activities are cleared by Barclays Bank PLC (“BB”), Deutsche Bank AG (“DB”) and Morgan Stanley & Co. LLC (“MS”). The Trust’s concentration of credit risk associated with BB, DB or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition, plus the value of margin or collateral held by BB, DB and MS. The amount of such credit risk was $23,433,254 and  $24,711,870 at June 30, 2014 and December 31, 2013, respectively.

4. PROFIT SHARE

Profit share earned (from Unitholders' redemptions) is credited to the New Profit Memo Account as defined in the Trust’s Declaration of Trust and Trust Agreement (the “Trust Agreement”). No profit share was earned or accrued during the three and six months ended June 30, 2014 or 2013.

5. RELATED PARTY TRANSACTIONS

The Trust pays all routine expenses, such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee's fees, the charges of an outside accounting services agency and the expenses of updating the Trust's Prospectus), as well as extraordinary costs. At June 30, 2014 and December 31, 2013, the Managing Owner is owed $83,000 and $536, respectively, from the Trust in connection with such expenses it has paid on the Trust's behalf (and is included in "Due to Managing Owner" in the Statements of Financial Condition).

Series 1 Unitholders who redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the Managing Owner. There was no redemption charge payable at June 30, 2014 or December 31, 2013.

6. FINANCIAL HIGHLIGHTS

Per unit operating performance for Series 1, Series 2, Series 3 and Series 4 Units is calculated based on Unitholders’ Trust capital for each Series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of Units during the period. Weighted average number of Units for each Series is detailed below:

	Three months ended June 30,		Six months ended June 30,		Date of first issuance
	2014	2013	2014	2013

Series 1	230,013.418	368,940.561	244,508.972	381,863.626	July 23, 2001
Series 2	81.742	197.894	104.245	217.204	April 1, 2010
Series 3	17,281.973	26,503.599	18,110.289	27,081.577	September 1, 2009
Series 4	2,187.635	1,872.592	2,189.823	1,828.946	November 1, 2010

7. BROKERAGE AND CUSTODIAL FEES

For the three and six months ended June 30, 2014 and 2013, brokerage and custodial fees were as follows:

	Three months ending June 30,		Six months ending June 30,
	2014	2013	2014	2013

Brokerage fees	$ 3,920,450	$ 6,457,574	$ 8,082,943	$ 13,657,635
Custodial fees	61	145	150	325

Total	$ 3,920,511	$ 6,457,719	$ 8,083,093	$ 13,657,960

During the three and six months ended June 30, 2014 and 2013, amounts paid to selling agents on Series 1 units sold subsequent to August 12, 2009 exceeded 9.5% of the gross offering proceeds of the Series 1 Units sold. As a result, the amounts that otherwise would be paid to selling agents for that Series 1 Unit were instead rebated to the Trust for the benefit of all holders of Series 1 Units. The total amounts rebated to the Trust for the three and six months ended June 30, 2014 were $75,545 and $134,456, respectively. The total amounts rebated to the Trust for the three and six months ended June 30, 2013 were $31,818  and $54,836, respectively. These rebates were included in “Brokerage and custodial fees” in the Statements of Operations.

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

During its operations for the three and six months ended June 30, 2014, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

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

Periods ended June 30, 2014

Month Ending:		Total Trust Capital

June 30, 2014		$255,542,618
March 31, 2014		258,327,625
December 31, 2013		288,237,729

	Three Months	Six Months
Change in Trust Capital	$(2,785,007)	$(32,695,111)
Percent Change	(1.08)%	(11.34)%

THREE MONTHS ENDED JUNE 30, 2014

The decrease in the Trust’s net assets of $2,785,007 for the three months ended June 30, 2014 was attributable to redemptions of $22,484,355 which was partially offset by net income of $19,349,489 and subscriptions of $349,859.

Brokerage and custodial fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.  Brokerage and custodial fees for the three months ended June 30, 2014 decreased $2,537,208 relative to the corresponding period in 2013 due to a decrease in the Trust’s net assets.

Administrative expenses for the three months ended June 30, 2014 decreased $68,697 relative to the corresponding period in 2013. The decrease was due mainly to a decrease in the Trust's net assets during the three months ended June 30, 2014 relative to the corresponding period in 2013.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian.  Interest income for the three months ended June 30, 2014 decreased $117,402 relative to the corresponding period in 2013. This decrease was due predominantly to a decrease in average net assets during the three months ended June 30, 2014.

The Trust experienced net realized and unrealized gains of $23,673,308 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage and custodial fees of $3,920,511, administrative expenses of $357,355, custody fees and other expenses of

$13,997 and management fees of $105,669 were incurred. Interest income of $73,713 partially offset the Trust's expenses resulting in net income of $19,349,489. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	1.65%
Energies	0.67%
Grains	(0.48)%
Interest rates	4.42%
Livestock	0.18%
Metals	0.02%
Softs	0.02%
Stock indices	3.02%

Trading gain	9.50%

SIX MONTHS ENDED JUNE 30, 2014

The decrease in the Trust’s net assets of $32,695,111 for the six months ended June 30, 2014 was attributable to redemptions of $55,178,004 which was partially offset by net income of $21,296,916 and subscriptions of $1,185,977.

Brokerage and custodial fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.  Brokerage and custodial fees for the six months ended June 30, 2014 decreased $5,574,867 relative to the corresponding period in 2013 due to a decrease in the Trust’s net assets.

Administrative expenses for the six months ended June 30, 2014 decreased $138,965 relative to the corresponding period in 2013. The decrease was due mainly to a decrease in the Trust's net assets during the six months ended June 30, 2014 relative to the corresponding period in 2013.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian.  Interest income for the six months ended June 30, 2014 decreased $246,111 relative to the corresponding period in 2013. This decrease was due predominantly to a decrease in average net assets during the six months ended June 30, 2014.

The Trust experienced net realized and unrealized gains of $30,197,270 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage and custodial fees of $8,083,093, administrative expenses of $724,344, custody fees and other expenses of $32,607 and management fees of $213,625 were incurred. Interest income of $153,315 partially offset the Trust's expenses resulting in net income of $21,296,916. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	1.80%
Energies	0.98%
Grains	0.25%
Interest rates	7.12%
Livestock	0.38%
Metals	(1.21)%
Softs	0.16%
Stock indices	2.76%

Trading gain	12.24%

MANAGEMENT DISCUSSION – 2014

Three months ended June 30, 2014

The Trust registered a gain during the second quarter largely due to profits from long interest rate and equity futures positions, and from short U.S. dollar trades. Long energy positions were also profitable but those gains were offset by losses from trading agricultural commodities. Finally, trading of metal futures was flat.

A further easing of monetary policy by the European Central Bank in early June, persistently accommodative monetary policy elsewhere in the developed world, stubbornly low inflation worldwide, and some flight to safety demand pushed government bond prices higher. Consequently, long positions in U.S., German, U.K., Canadian, French, Italian, Australian and Japanese note and bond future were profitable, especially in April and May. On the other hand, a long position in short-term British interest rate futures was unprofitable after Bank of England Governor Carney hinted that official British rates might rise sooner than previously expected.

Against this easy money background and with economic growth rebounding from a weather induced first quarter slowdown, long positions in German, Spanish, Dutch, French, U.S., British, Indian, Taiwanese, Singaporean, and South African equity futures were profitable. Also, with volatility plummeting to historically low levels, a short VIX trade produced a gain.

Higher interest rates and/or stronger growth prospects in certain countries weighed on the U.S. dollar.  In particular, short dollar trades against the New Zealand dollar, British pound, Australian dollar, Korean won and Brazilian real were profitable. Short dollar trades against the currencies of Colombia, Israel, Mexico, Singapore and Switzerland also registered gains. On the other hand long dollar positions relative to the Canadian dollar and Japanese yen were unprofitable, as was trading of the Swedish and Norwegian currencies.

The expanding turmoil in the Middle East pushed energy prices higher, particularly in May and June, and long positions in Brent crude, WTI crude and RBOB gasoline were profitable, and outpaced small losses from trading heating oil and London gas oil.

Grain prices were volatile during the quarter, rising early on due to dry weather in the U.S. and concern about the impact of the Russia-Ukraine confrontation and falling later due to improved weather conditions and better USDA crop forecasts. As a result, long positions in corn, wheat, soybeans, and soybean meal were unprofitable. Meanwhile, trading of cattle was marginally profitable, and trading of soft commodities was flat.

A long nickel trade benefitted from the Indonesian export ban that drove prices higher; a long palladium trade was profitable as labor turmoil in South Africa and Russian tensions boosted prices; and a long gold trade was a positive due to flight to safety demand. Losses were incurred from trading aluminum, copper, lead and silver.

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

CONTRACTUAL OBLIGATIONS

The Trust does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Trust’s sole business is trading futures, forward currency, spot, option and swap contracts, both long (contracts to buy) and short (contacts to sell). The Trust may also engage in trading swaps. All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Trust for less than four months before being offset or rolled over into new contracts with similar maturities. The Trust’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Trust’s open futures and forward currency contracts, both long and short, at June 30, 2014.

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

The Trust's Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Trust's open positions by market category for the quarter ended June 30, 2014. During the six months ended June 30, 2014, the Trust's average total capitalization was approximately $261,196,000.

Sector	Average value at risk	% of Average Capitalization	High value at risk	Low value at risk
Currencies	$15.1	5.7%	16.2	14.1
Energies	2.0	0.8%	2.2	1.8
Grains	1.5	0.6%	1.5	1.5
Interest rates	11.4	4.3%	11.7	11.1
Livestock	0.2	0.1%	0.2	0.2
Metals	3.1	1.1%	4.2	1.9
Softs	0.5	0.2%	0.5	0.4
Stock indices	14.2	5.4%	15.3	13.2
	$48.0	18.2%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the six months ended June 30, 2014. Average capitalization is the average of the Trust's approximate capitalization at the end of each of the six months ended June 30, 2014. Dollar amounts represent millions of dollars.

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

ITEM 4. CONTROLS AND PROCEDURES

The Managing Owner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Trust as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the Managing Owner’s internal controls over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Managing Owner’s internal controls over financial reporting with respect to the Trust.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There are no material changes from risk factors as previously disclosed in Form 10-K, filed March 27, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS

(a)	There have been no sales of unregistered securities of the Trust during the three months ended June 30, 2014

(c)

Pursuant to the Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding and Units are not reissued once redeemed.

The following table summarizes the redemptions by Unitholders during the three months ended June 30, 2014.

	Series 1		Series 2		Series 3		Series 4
Date of Redemption	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit

April 30, 2014	8,490.567	$985.80	-	$1,170.57	491.890	$1,182.25	33.915	$1,277.87
May 31, 2014	7,137.743	1,013.27	63.612	1,207.49	634.988	1,219.79	-	1,320.64
June 30, 2014	4,927.185	1,030.93	-	1,232.89	261.755	1,245.71	-	1,350.96
Total	20,555.495		63.612		1,388.633		33.915

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
Managing Owner

Date: August 13, 2014
/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)