Form 10-Q
period 2014-09-30
GLOBAL MACRO TRUST
filed 2014-11-12
CIK 1145765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:   September 30, 2014

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
For the three and nine months ended September 30, 2014 and 2013 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Trust Capital (c)	8
Statements of Financial Highlights (b)	10
Notes to the Financial Statements	12

(a) At September 30, 2014 and December 31, 2013 (unaudited)
(b) For the three and nine months ended September 30, 2014 and 2013 (unaudited)
(c) For the nine months ended September 30, 2014 and 2013 (unaudited)

Global Macro Trust
Statements of Financial Condition (UNAUDITED)

	September 30, 2014	December 31, 2013
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes – at fair value
(amortized cost $49,158,659 and $71,463,383)	$49,176,141	$71,472,453
Net unrealized appreciation on open futures and
forward currency contracts	2,372,884	7,842,259
Due from brokers	3,000,323	4,384,023
Cash denominated in foreign currencies (cost $8,400,031
and $8,299,507)	8,249,741	8,309,276
Total equity in trading accounts	62,799,089	92,008,011

INVESTMENTS IN U.S. TREASURY NOTES – at fair value
(amortized cost $169,364,690 and $205,231,935)	169,416,137	205,256,695
CASH AND CASH EQUIVALENTS	19,374,844	8,447,500
ACCRUED INTEREST RECEIVABLE	92,100	622,175
TOTAL	$251,682,170	$306,334,381

LIABILITIES AND TRUST CAPITAL
LIABILITIES:
Subscriptions by Unitholders received in advance	$100,000	$641,973
Net unrealized depreciation on open futures and forward currency contracts	153,662	544,585
Due to Managing Owner	115,445	536
Accrued brokerage and custodial fees	1,191,008	1,444,229
Accrued management fees	30,383	37,971
Redemptions payable to Unitholders	3,789,336	10,798,213
Accrued expenses	233,940	242,308
Due to brokers	2,796,523	4,386,837
Total liabilities	8,410,297	18,096,652

TRUST CAPITAL:
Managing Owner interest (5,599.212 and 7,168.282 units outstanding)	5,858,861	6,833,096
Series 1 Unitholders (206,669.354 and 269,666.902 units outstanding)	216,253,307	257,057,401
Series 2 Unitholders (39.121 and 139.796 units outstanding)	49,474	156,016
Series 3 Unitholders (14,107.110 and 19,432.989 units outstanding)	18,037,221	21,885,706
Series 4 Unitholders (2,205.124 and 1,906.624 units outstanding)	3,073,010	2,305,510
Total trust capital	243,271,873	288,237,729

TOTAL	$251,682,170	$306,334,381

NET ASSET VALUE PER UNIT OUTSTANDING:
Series 1 Unitholders	$1,046.37	$953.24
Series 2 Unitholders	$1,264.64	$1,116.03
Series 3 Unitholders	$1,278.59	$1,126.21
Series 4 Unitholders	$1,393.58	$1,209.21

See notes to financial statements (unaudited)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
September 30, 2014

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	(0.00)%	$(7,509)
Interest rates
U.S. Treasury Bonds (402 contracts, settlement date December 2014)	0.07	175,875
Other interest rates	0.51	1,248,240
Total interest rates	0.58	1,424,115

Livestock	0.03	64,260
Metals	(0.31)	(758,273)
Softs	0.04	97,908
Stock indices	(1.49)	(3,634,046)
Total long futures contracts	(1.15)	(2,813,545)

Short futures contracts:
Energies	0.62	1,517,969
Grains	0.62	1,516,986
Livestock	0.00	1,360
Metals	0.33	812,863
Softs	0.10	232,242
Stock indices	(0.07)	(182,040)
Total short futures contracts	1.60	3,899,380
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	0.45	1,085,835

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(2.65)	(6,441,748)
Total short forward currency contracts	3.11	7,575,135
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	0.46	1,133,387

TOTAL	0.91%	$2,219,222

		(Continued)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
September 30, 2014
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$68,100,000	U.S. Treasury notes, 0.375%, 03/15/2015	28.04%	$68,203,746
50,710,000	U.S. Treasury notes, 0.250%, 05/15/2015	20.87	50,771,406
52,260,000	U.S. Treasury notes, 0.250%, 07/15/2015	21.51	52,333,490
47,220,000	U.S. Treasury notes, 0.250%, 09/15/2015	19.44	47,283,636
	Total investments in U.S. Treasury notes
	(amortized cost $218,523,349)	89.86%	$218,592,278

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2013

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	(0.06)%	$(175,907)
Grains	(0.30)	(852,934)
Interest rates	(0.80)	(2,295,130)
Livestock	0.02	51,710
Metals	1.33	3,829,439
Softs	(0.02)	(70,129)
Stock indices	2.58	7,439,892
Total long futures contracts	2.75	7,926,941
Short futures contracts:
Energies	(0.05)	(146,735)
Grains	0.24	687,063
Interest rates
5 Year U.S. Treasury Note (-610 contracts, settlement date March 2014)	0.00	10,508
10 Year U.S. Treasury Note (-108 contracts, settlement date March 2014)	0.00	14,063
Other interest rates	(0.04)	(139,609)
Total interest rates	(0.04)	(115,038)

Livestock	(0.01)	(18,670)
Metals	(0.46)	(1,340,658)
Softs	0.03	98,528
Stock indices	0.05	153,580
Total short futures contracts	(0.24)	(681,930)
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	2.51	7,245,011
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.09)	(269,086)
Total short forward currency contracts	0.11	321,749
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	0.02	52,663

TOTAL	2.53%	$7,297,674

		(Continued)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2013
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$74,100,000	U.S. Treasury notes, 1.250%, 03/15/2014	25.77%	$74,276,567
50,710,000	U.S. Treasury notes, 1.000%, 05/15/2014	17.65	50,881,344
78,060,000	U.S. Treasury notes, 0.625%, 07/15/2014	27.16	78,282,593
73,220,000	U.S. Treasury notes, 0.250%, 09/15/2014	25.43	73,288,644
	Total investments in U.S. Treasury notes
	(amortized cost $276,695,318)	96.01%	$276,729,148

See notes to financial statements			(Concluded)

Global Macro Trust
Statements of Operations (UNAUDITED)

	For the three months ended
	September 30, 2014	September 30, 2013
INVESTMENT INCOME:
Interest income	$71,375	$135,346

EXPENSES:
Brokerage and custodial fees	3,719,672	5,453,173
Administrative expenses	353,645	392,305
Custody fees and other expenses	14,743	19,909
Management fees	98,381	129,023
Total expenses	4,186,441	5,994,410

NET INVESTMENT LOSS	(4,115,066)	(5,859,064)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains on closed positions:
Futures and forward currency contracts	13,742,591	3,906,634
Foreign exchange translation	117,731	15,792
Net change in unrealized:
Futures and forward currency contracts	(5,448,615)	(5,742,282)
Foreign exchange translation	(151,755)	84,702
Net gains from U.S. Treasury notes:
Realized	108	1,120
Net change in unrealized	28,797	31,894
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)	8,288,857	(1,702,140)

NET INCOME (LOSS)	$4,173,791	$(7,561,204)

NET INCOME (LOSS) PER UNIT OUTSTANDING
Series 1 Unitholders	$15.44	$(21.60)
Series 2 Unitholders	$31.75	$(13.28)
Series 3 Unitholders	$32.88	$(12.69)
Series 4 Unitholders	$42.62	$(7.58)

		(Continued)

Global Macro Trust
Statements of Operations (UNAUDITED)

	For the nine months ended
	September 30, 2014	September 30, 2013
INVESTMENT INCOME:
Interest income	$224,690	$534,772

EXPENSES:
Brokerage and custodial fees	11,802,765	19,111,133
Administrative expenses	1,077,989	1,255,614
Custody fees and other expenses	47,350	68,163
Management fees	312,006	457,197
Total expenses	13,240,110	20,892,107

NET INVESTMENT LOSS	(13,015,420)	(20,357,335)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	43,609,724	(16,499,492)
Foreign exchange translation	71,870	(380,621)
Net change in unrealized:
Futures and forward currency contracts	(5,078,452)	(5,989,510)
Foreign exchange translation	(160,059)	88,714
Net gains (losses) from U.S. Treasury notes:
Realized	7,945	16,859
Net change in unrealized	35,099	(1,086)
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)	38,486,127	(22,765,136)

NET INCOME (LOSS)	$25,470,707	$(43,122,471)

NET INCOME (LOSS) PER UNIT OUTSTANDING
Series 1 Unitholders	$93.13	$(114.19)
Series 2 Unitholders	$148.61	$(94.14)
Series 3 Unitholders	$152.38	$(92.68)
Series 4 Unitholders	$184.37	$(79.92)

See notes to financial statements (unaudited)		(Concluded)

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the nine months ended September 30, 2014:

	Series 1 Unitholders		Series 2 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2014	$257,057,401	269,666.902	$156,016	139.796	$21,885,706	19,432.989	$2,305,510	1,906.624	$6,833,096	7,168.282	$288,237,729
Subscriptions	1,150,000	1,151.155	-	-	252,750	220.792	463,873	381.837	-	-	1,866,623
Redemptions	(63,379,310)	(64,514.050)	(118,925)	(100.675)	(6,699,735)	(5,546.671)	(105,216)	(83.337)	(2,000,000)	(1,916.517)	(72,303,186)
Addt'l units allocated *	-	365.347	-	-	-	-	-	-	-	347.447	-
Net income	21,425,216	-	12,383	-	2,598,500	-	408,843	-	1,025,765	-	25,470,707
Trust capital at
September 30, 2014	$216,253,307	206,669.354	$49,474	39.121	$18,037,221	14,107.110	$3,073,010	2,205.124	$5,858,861	5,599.212	$243,271,873

Net asset value per unit outstanding
at September 30, 2014:	$1,046.37		$1,264.64		$1,278.59		$1,393.58

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and the Managing Owner.											(Continued)

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the nine months ended September 30, 2013:

	Series 1 Unitholders		Series 2 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2013	$428,867,469	404,080.828	$289,447	242.952	$33,520,653	27,951.367	$1,669,445	1,322.742	$9,313,020	8,774.775	$473,660,034
Subscriptions	3,504,400	3,384.525	-	-	4,651,514	4,042.612	729,175	575.425	-	-	8,885,089
Redemptions	(96,582,932)	(95,828.414)	(100,110)	(84.624)	(12,216,396)	(10,650.340)	(7,136)	(5.998)	(600,000)	(621.189)	(109,506,574)
Addt'l units allocated *	-	625.059	-	-	-	-	-	-	-	428.566	-
Net loss	(40,030,229)	-	(15,613)	-	(2,337,604)	-	(154,590)	-	(584,435)	-	(43,122,471)
Trust capital at
September 30, 2013	$295,758,708	312,261.998	$173,724	158.328	$23,618,167	21,343.639	$2,236,894	1,892.169	$8,128,585	8,582.152	$329,916,078

Net asset value per unit outstanding
at September 30, 2013:	$947.15		$1,097.24		$1,106.57		$1,182.19

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and the Managing Owner.

See notes to financial statements (unaudited)											(Concluded)

Global Macro Trust
Statements of Financial Highlights (UNAUDITED)

For the three months ended September 30:	2014				2013
	Series 1	Series 2	Series 3	Series 4	Series 1	Series 2	Series 3	Series 4

Net income (loss) from operations:
Net investment loss	$ (18.42)	$ (9.36)	$ (8.94)	$ (2.95)	$ (16.93)	$ (8.49)	$ (7.80)	$ (2.33)
Net realized and unrealized gains (losses) on trading of futures and forward currency contracts	33.75	41.02	41.69	45.40	(4.75)	(4.87)	(4.98)	(5.36)
Net gains from U.S. Treasury obligations	0.11	0.09	0.13	0.17	0.08	0.08	0.09	0.11
Profit share allocated to Managing Owner	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Net income (loss) per unit	$ 15.44	$ 31.75	$ 32.88	$ 42.62	$ (21.60)	$ (13.28)	$ (12.69)	$ (7.58)

Net asset value per unit, beginning of period	1,030.93	1,232.89	1,245.71	1,350.96	968.75	1,110.52	1,119.26	1,189.77

Net asset value per unit, end of period	$ 1,046.37	$ 1,264.64	$ 1,278.59	$ 1,393.58	$ 947.15	$ 1,097.24	$ 1,106.57	$ 1,182.19

Total return and ratios for the three months ended September 30:	2014				2013
	Series 1	Series 2	Series 3	Series 4	Series 1	Series 2	Series 3	Series 4

RATIOS TO AVERAGE CAPITAL:

Net investment loss (a)	(7.14)%	(3.11)%	(2.86)%	(0.86)%	(7.06)%	(3.05)%	(2.79)%	(0.79)%

Total expenses (a)	7.25%	3.23%	2.97%	0.97%	7.21%	3.20%	2.94%	0.94%
Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	7.25%	3.23%	2.97%	0.97%	7.21%	3.20%	2.94%	0.94%

Total return before profit share allocation (b)	1.50%	2.58%	2.64%	3.15%	(2.23)%	(1.20)%	(1.13)%	(0.64)%
Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	1.50%	2.58%	2.64%	3.15%	(2.23)%	(1.20)%	(1.13)%	(0.64)%

(a) annualized
(b) not annualized								(Continued)

Global Macro Trust
Statements of Financial Highlights (UNAUDITED)

For the nine months ended September 30:	2014				2013
	Series 1	Series 2	Series 3	Series 4	Series 1	Series 2	Series 3	Series 4

Net income (loss) from operations:
Net investment loss	$ (53.41)	$ (27.18)	$ (25.59)	$ (8.26)	$ (53.60)	$ (26.39)	$ (24.30)	$ (7.11)
Net realized and unrealized gains (losses) on trading of futures and forward currency contracts	146.38	175.63	177.78	192.40	(60.63)	(67.81)	(68.42)	(72.85)
Net gains from U.S. Treasury obligations	0.16	0.16	0.19	0.23	0.04	0.06	0.04	0.04
Profit share allocated to Managing Owner	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Net income (loss) per unit	$ 93.13	$ 148.61	$ 152.38	$ 184.37	$ (114.19)	$ (94.14)	$ (92.68)	$ (79.92)

Net asset value per unit, beginning of period	953.24	1,116.03	1,126.21	1,209.21	1,061.34	1,191.38	1,199.25	1,262.11

Net asset value per unit, end of period	$ 1,046.37	$ 1,264.64	$ 1,278.59	$ 1,393.58	$ 947.15	$ 1,097.24	$ 1,106.57	$ 1,182.19

Total return and ratios for the nine months ended September 30:	2014				2013
	Series 1	Series 2	Series 3	Series 4	Series 1	Series 2	Series 3	Series 4

RATIOS TO AVERAGE CAPITAL:

Net investment loss (a)	(7.15)%	(3.10)%	(2.85)%	(0.85)%	(7.01)%	(3.01)%	(2.76)%	(0.77)%

Total expenses (a)	7.26%	3.21%	2.96%	0.96%	7.18%	3.18%	2.93%	0.94%
Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	7.26%	3.21%	2.96%	0.96%	7.18%	3.18%	2.93%	0.94%

Total return before profit share allocation (b)	9.77%	13.32%	13.53%	15.25%	(10.76)%	(7.90)%	(7.73)%	(6.33)%
Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	9.77%	13.32%	13.53%	15.25%	(10.76)%	(7.90)%	(7.73)%	(6.33)%

(a) annualized
(b) not annualized

See notes to financial statements (unaudited)								(Concluded)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Global Macro Trust’s (the “Trust”) financial condition at September 30, 2014 and December 31, 2013 (unaudited) and the results of its operations for the three and nine months ended September 30, 2014 and 2013 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2013. The December 31, 2013 information has been derived from the audited financial statements as of December 31, 2013.

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

Level 2: Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly; and

Level 3: Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

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

During the three and nine months ended September 30, 2014 and 2013, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Trust’s investments by hierarchical level as of September 30, 2014 and December 31, 2013 in valuing the Trust’s investments at fair value. At September 30, 2014 and December 31, 2013, the Trust held no assets or liabilities classified in Level 3.

Financial Assets and Liabilities at Fair Value as of September 30, 2014

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$218,592,278	$-	$218,592,278
Short-term money market fund*	19,329,174	-	19,329,174
Exchange-traded futures contracts
Energies	1,510,460	-	1,510,460
Grains	1,516,986	-	1,516,986
Interest rates	1,424,115	-	1,424,115
Livestock	65,620	-	65,620
Metals	54,590	-	54,590
Softs	330,150	-	330,150
Stock indices	(3,816,086)	-	(3,816,086)

Total exchange-traded futures contracts	1,085,835	-	1,085,835

Over-the-counter forward currency contracts	-	1,133,387	1,133,387

Total futures and forward currency contracts (2)	1,085,835	1,133,387	2,219,222

Total financial assets at fair value	$239,007,287	$1,133,387	$240,140,674

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts (as collateral)			$49,176,141
Investments in U.S. Treasury notes			169,416,137
Total investments in U.S. Treasury notes			$218,592,278

(2)
Net unrealized appreciation on open futures and forward currency contracts			$2,372,884
Net unrealized depreciation on open futures and forward currency contracts			(153,662)
Total unrealized appreciation on open futures and forward currency contracts			$2,219,222

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

 Financial Assets and Liabilities at Fair Value as of December 31, 2013

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$276,729,148	$-	$276,729,148
Short-term money market fund*	8,281,834	-	8,281,834
Exchange-traded futures contracts
Energies	(322,642)	-	(322,642)
Grains	(165,871)	-	(165,871)
Interest rates	(2,410,168)	-	(2,410,168)
Livestock	33,040	-	33,040
Metals	2,488,781	-	2,488,781
Softs	28,399	-	28,399
Stock indices	7,593,472	-	7,593,472

Total exchange-traded futures contracts	7,245,011	-	7,245,011

Over-the-counter forward currency contracts	-	52,663	52,663

Total futures and forward currency contracts (2)	7,245,011	52,663	7,297,674

Total financial assets at fair value	$292,255,993	$52,663	$292,308,656

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts (as collateral)			$71,472,453
Investments in U.S. Treasury notes			205,256,695
Total investments in U.S. Treasury notes			$276,729,148

(2)
Net unrealized appreciation on open futures and forward currency contracts			$7,842,259
Net unrealized depreciation on open futures and forward currency contracts			(544,585)
Total unrealized appreciation on open futures and forward currency contracts			$7,297,674

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

The Trust engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Trust at September 30, 2014, by market sector:

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

See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional derivative-related information.

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at September 30, 2014 and December 31, 2013. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at September 30, 2014

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$-	$(7,509)	$1,740,549	$(222,580)	$1,510,460
Grains	-	-	1,525,230	(8,244)	1,516,986
Interest rates	2,806,710	(1,382,595)	-	-	1,424,115
Livestock	64,800	(540)	1,360	-	65,620
Metals	143,466	(901,739)	828,493	(15,630)	54,590
Softs	105,843	(7,935)	239,516	(7,274)	330,150
Stock indices	565,106	(4,199,152)	-	(182,040)	(3,816,086)

Total futures contracts	3,685,925	(6,499,470)	4,335,148	(435,768)	1,085,835

Forward currency contracts	125,410	(6,567,158)	8,076,292	(501,157)	1,133,387

Total futures and
forward currency contracts	$3,811,335	$(13,066,628)	$12,411,440	$(936,925)	$2,219,222

Fair Value of Futures and Forward Currency Contracts at December 31, 2013

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$388,742	$(564,649)	$141,550	$(288,285)	$(322,642)
Grains	11,122	(864,056)	699,110	(12,047)	(165,871)
Interest rates	353,905	(2,649,035)	113,396	(228,434)	(2,410,168)
Livestock	55,840	(4,130)	6,860	(25,530)	33,040
Metals	4,158,465	(329,026)	153,641	(1,494,299)	2,488,781
Softs	15,020	(85,149)	129,991	(31,463)	28,399
Stock indices	7,480,395	(40,503)	179,079	(25,499)	7,593,472

Total futures contracts	12,463,489	(4,536,548)	1,423,627	(2,105,557)	7,245,011

Forward currency contracts	2,348,138	(2,617,224)	937,404	(615,655)	52,663

Total futures and
forward currency contracts	$14,811,627	$(7,153,772)	$2,361,031	$(2,721,212)	$7,297,674

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three and nine months ended September 30, 2014 and 2013 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below:

Trading gains (losses) of futures and forward currency contracts for the three and nine months ended September 30, 2014 and 2013

	Three months ended:	Three months ended:	Nine months ended:	Nine months ended:
Sector	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Futures contracts:
Energies	$625,765	$(440,328)	$3,021,163	$(7,572,073)
Grains	4,951,308	1,955,826	5,621,524	2,498,567
Interest rates	6,615,418	(2,573,875)	25,113,367	(25,726,335)
Livestock	11,400	144,510	913,300	164,050
Metals	1,062,941	(8,036,661)	(2,460,805)	(3,282,507)
Softs	1,734,085	(117,442)	2,076,704	1,632,830
Stock indices	(4,379,183)	7,343,582	2,243,743	25,016,290

Total futures contracts	10,621,734	(1,724,388)	36,528,996	(7,269,178)

Forward currency contracts	(2,327,758)	(111,260)	2,002,276	(15,219,824)

Total futures and forward currency contracts	$8,293,976	$(1,835,648)	$38,531,272	$(22,489,002)

The following table presents average notional value by sector in U.S. dollars of open futures and forward currency contracts for the nine months ended September 30, 2014 and 2013. The Trust’s average net asset value for the nine months ended September 30, 2014 and 2013 was approximately $264,000,000 and $416,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the nine months ended September 30, 2014 and 2013

	2014		2013
Sector	Long Positions	Short Positions	Long Positions	Short Positions

Futures contracts:
Energies	$73,132,675	$39,900,141	$63,529,750	$53,258,223
Grains	21,860,990	21,673,759	24,754,523	29,969,293
Interest rates	760,064,480	30,823,739	824,759,772	92,948,531
Livestock	7,139,505	3,173,938	2,564,448	8,385,630
Metals	38,906,383	14,900,085	21,890,990	45,427,594
Softs	7,052,058	7,285,994	9,812,430	19,854,411
Stock indices	295,649,104	2,747,451	410,900,962	4,625,034

Total futures
contracts	1,203,805,195	120,505,107	1,358,212,875	254,468,716

Forward currency
contracts	274,943,800	58,744,449	412,254,692	167,715,301

Total average
notional	$1,478,748,995	$179,249,556	$1,770,467,567	$422,184,017

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at September 30, 2014 and 2013. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the Managing Owner believes it is a more meaningful representation of notional values of the Trust’s open interest rate positions.

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

Offsetting of derivative assets and liabilities at September 30, 2014

	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Assets
Futures contracts
Counterparty C	$3,415,686	$(3,250,086)	$165,600
Counterparty D	4,605,387	(3,685,152)	920,235
Total futures contracts	8,021,073	(6,935,238)	1,085,835

Forward currency contracts
Counterparty H	6,536,127	(5,249,078)	1,287,049
Total forward currency contracts	6,536,127	(5,249,078)	1,287,049

Total assets	$14,557,200	$(12,184,316)	$2,372,884

	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Liabilities
Forward currency contracts
Counterparty F	1,488,827	(1,431,909)	56,918
Counterparty G	$330,410	$(233,666)	$96,744

Total liabilities	$1,819,237	$(1,665,575)	$153,662

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)(4)

Counterparty C	$165,600	$-	$(165,600)	$-
Counterparty D	920,235	-	(920,235)	-
Counterparty H	1,287,049	-	(1,287,049)	-

Total	$2,372,884	$-	$(2,372,884)	$-

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(3)(4)

Counterparty F	$56,918	$-	$(56,918)	$-
Counterparty G	$96,744	$-	$(96,744)	$-

Total	$153,662	$-	$(153,662)	$-

(1) Collateral received and pledged includes both cash and U.S. Treasury notes held at each respective broker.
(2) Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets presented in the Statement of Financial Condition, for each respective counterparty.
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of
September 30, 2014.
(4) Net amount represents the amounts owed by the Trust to each counterparty as of September 30,
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

A significant portion of the Trust’s forward currency trading activities are cleared by Barclays Bank PLC (“BB”), Deutsche Bank AG (“DB”) and Morgan Stanley & Co. LLC (“MS”). The Trust’s concentration of credit risk associated with BB, DB or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition, plus the value of margin or collateral held by BB, DB and MS. The amount of such credit risk was $18,215,682 and  $24,711,870 at September 30, 2014 and December 31, 2013, respectively.

4. PROFIT SHARE

Profit share earned (from Unitholders' redemptions) is credited to the New Profit Memo Account as defined in the Trust’s Declaration of Trust and Trust Agreement (the “Trust Agreement”). No profit share was earned or accrued during the three and nine months ended September 30, 2014 or 2013.

5. RELATED PARTY TRANSACTIONS

The Trust pays all routine expenses, such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee's fees, the charges of an outside accounting services agency and the expenses of updating the Trust's Prospectus), as well as extraordinary costs. At September 30, 2014 and December 31, 2013, the Managing Owner is owed $115,445 and $536, respectively, from the Trust in connection with such expenses it has paid on the Trust's behalf (and is included in "Due to Managing Owner" in the Statements of Financial Condition).

Series 1 Unitholders who redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the Managing Owner. There was no redemption charge payable at September 30, 2014 or December 31, 2013.

6. FINANCIAL HIGHLIGHTS

Per unit operating performance for Series 1, Series 2, Series 3 and Series 4 Units is calculated based on Unitholders’ Trust capital for each Series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of Units during the period. Weighted average number of Units for each Series is detailed below:

	Three months ended September 30,		Nine months ended September 30,		Date of first issuance
	2014	2013	2014	2013

Series 1	213,880.956	337,298.848	234,187.443	366,845.459	July 23, 2001
Series 2	39.111	165.734	82.295	199.859	April 1, 2010
Series 3	15,568.745	23,105.333	17,253.798	25,741.584	September 1, 2009
Series 4	2,200.654	1,882.804	2,193.473	1,847.096	November 1, 2010

7. BROKERAGE AND CUSTODIAL FEES

For the three and nine  months ended September 30, 2014 and 2013, brokerage and custodial fees were as follows:

	Three months ending September 30,		Nine months ending September 30,
	2014	2013	2014	2013

Brokerage fees	$ 3,719,641	$ 5,453,059	$ 11,802,584	$ 19,110,694
Custodial fees	31	114	181	439

Total	$ 3,719,672	$ 5,453,173	$ 11,802,765	$ 19,111,133

During the three and nine months ended September 30, 2014 and 2013, amounts paid to selling agents on Series 1 units sold subsequent to August 12, 2009 exceeded 9.5% of the gross offering proceeds of the Series 1 Units sold. As a result, the amounts that otherwise would be paid to selling agents for that Series 1 Unit were instead rebated to the Trust for the benefit of all holders of Series 1 Units. The total amounts rebated to the Trust for the three and nine months ended September 30, 2014 were $90,008 and $224,464, respectively. The total amounts rebated to the Trust for the three and nine months ended September 30, 2013 were $43,191 and $98,027, respectively. These rebates were included in “Brokerage and custodial fees” in the Statements of Operations.

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

The value of the Trust’s cash and financial instruments is not materially affected by inflation. Changes in interest rates, which are often associated with inflation, could cause the value of certain of the Trust’s debt securities to decline but only to a limited extent. More importantly, changes in interest rates could cause periods of strong up or down market price trends during which the Trust’s profit potential generally increases. However, inflation can also give rise to markets which have numerous short price trends followed by rapid reversals, markets in which the Trust is likely to suffer losses.

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

During its operations for the three and nine months ended September 30, 2014, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

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

Periods ended September 30, 2014

Month Ending:		Total Trust Capital

September 30, 2014		$243,271,873
June 30, 2014		255,542,618
December 31, 2013		288,237,729

	Three Months ended	Nine Months Ended
Change in Trust Capital	$(12,270,745)	$(44,965,856)
Percent Change	(4.80)%	(15.60)%

THREE MONTHS ENDED SEPTEMBER 30, 2014

The decrease in the Trust’s net assets of $12,270,745 for the three months ended September 30, 2014 was attributable to redemptions of $17,125,182 which was partially offset by net income of $4,173,791 and subscriptions of $680,646.

Brokerage and custodial fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.  Brokerage and custodial fees for the three months ended September 30, 2014 decreased $1,733,501 relative to the corresponding period in 2013 due to a decrease in the Trust’s net assets.

Administrative expenses for the three months ended September 30, 2014 decreased $38,660 relative to the corresponding period in 2013. The decrease was due mainly to a decrease in the Trust's net assets during the three months ended September 30, 2014 relative to the corresponding period in 2013.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian.  Interest income for the three months ended September 30, 2014 decreased $63,971 relative to the corresponding period in 2013. This decrease was due predominantly to a decrease in average net assets during the three months ended September 30, 2014.

The Trust experienced net realized and unrealized gains of $8,288,857 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage and custodial fees of $3,719,672, administrative expenses of $353,645, custody fees and other expenses of $14,743 and management fees of $98,381 were incurred. The Trust’s gains achieved from trading operations, in addition to interest income of $71,375, were partially offset the Trust's expenses resulting in net income of $4,173,791. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	(0.91)%
Energies	0.30%
Grains	2.01%
Interest rates	2.65%
Livestock	0.01%
Metals	0.43%
Softs	0.70%
Stock indices	(1.78)%

Trading gain	3.41%

NINE MONTHS ENDED SEPTEMBER 30, 2014

The decrease in the Trust’s net assets of $44,965,856 for the nine months ended September 30, 2014 was attributable to redemptions of $72,303,186 which was partially offset by net income of $25,470,707 and subscriptions of $1,866,623.

Brokerage and custodial fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.  Brokerage and custodial fees for the nine months ended September 30, 2014 decreased $7,308,368 relative to the corresponding period in 2013 due to a decrease in the Trust’s net assets.

Administrative expenses for the nine months ended September 30, 2014 decreased $177,625 relative to the corresponding period in 2013. The decrease was due mainly to a decrease in the Trust's net assets during the nine months ended September 30, 2014 relative to the corresponding period in 2013.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian.  Interest income for the nine months ended September 30, 2014 decreased $310,082 relative to the corresponding period in 2013. This decrease was due predominantly to a decrease in average net assets during the nine months ended September 30, 2014.

The Trust experienced net realized and unrealized gains of $38,486,127 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage and custodial fees of $11,802,765, administrative expenses of $1,077,989, custody fees and other expenses of $47,350 and management fees of $312,006 were incurred. The Trust’s gains achieved from trading operations, in addition to interest income of $224,690, were partially offset the Trust's expenses resulting in net income of $25,470,707. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	0.90%
Energies	1.31%
Grains	2.29%
Interest rates	9.99%
Livestock	0.42%
Metals	(0.75)%
Softs	0.89%
Stock indices	0.97%

Trading gain	16.02%

MANAGEMENT DISCUSSION – 2014

Three months ended September 30, 2014

The Trust registered a gain during the quarter ended September 30, 2014 as profits from trading interest rate and commodity futures outpaced losses from trading stock index futures and currency forwards.

With growth solid and inflation concerns gaining some traction, the U.S. Federal Reserve and Bank of England were discussing the timing of official rate increases.  On the other hand, with inflation stubbornly at or below 0.5% in the European Union and core inflation quiescent in Japan, and with growth stagnant in both countries, the European Central Bank and the Bank of Japan were continuing to move in the direction of further monetary ease.  Finally, the People’s Bank of China implemented targeted lending measures to underpin an economy that was slowing more than desired under the weight of a sinking property sector and the transition from an export led economy to an economy led by domestic demand.  These differential growth, inflation and policy patterns seemed to drive financial market developments, while commodity markets responded more to their specific supply and demand factors rather than to the broad sweep of global macro factors.

In this environment and with demand for government securities augmented by a flight to safety reflecting the geopolitical strains in the Ukraine and the Middle East, European interest rates were driven to record lows and profits were recorded on long positions in German, French, Italian, British, and Japanese note, bond, and short-term interest rate futures.  On the other hand, long positions in U.S. interest rate futures were fractionally unprofitable.

In the agricultural sector, short corn, wheat, soybean and soybean oil positions were profitable as the U.S. Department of Agriculture (“USDA”) forecast bumper crops and ample inventories, driving corn and wheat prices to four year lows.  Livestock trading was flat.  A short cotton trade benefitted from an abundant U.S. cotton harvest and slowing Chinese demand.  A short sugar position profited from news of a better supply outlook in Brazil that pushed down sugar prices to seven year lows.  Finally, a long cocoa trade was profitable as concern about Ebola in West Africa prompted supply worries.

For much of the quarter, energy prices were volatile, buffeted by adequate supplies on the one hand –especially in the U.S.—and Middle East turmoil on the other.  By September, however, weakening Chinese demand, a stronger U.S. dollar and ample supplies drove energy prices lower and short positions in Brent crude, London gas oil, and heating oil had produced profits.  However, trading of WTI crude, RBOB gasoline and natural gas early in the quarter produced largely offsetting losses.

Metal trading was marginally profitable as prices weakened late in the period in response to a stronger U.S. dollar and softer economic data out of China, and short positions in nickel, platinum and silver posted gains.  A long zinc trade was profitable as supplies tightened in the wake of several “old mine” closures.  A long aluminum trade was also profitable as Indonesia continues to restrict bauxite exports.

Long positions in Continental European equity futures were unprofitable as the fallout from the Russia-Ukraine confrontation undermined the already weak growth outlook, especially in Germany and Eastern Europe.   With the Bank of England discussing the timing of rate increases and in the heat of the Scottish independence vote, a long British equity futures trade generated a loss.  Late in the quarter, political turmoil in Hong Kong and news of slower than expected growth in China led to losses on long positions in Korean, Hong Kong, Australian and Chinese equity futures.  Long positions in South African, Canadian and small cap U.S. equity futures were also unprofitable, as was a short VIX trade.  Long positions in Japanese futures were marginally profitable.

Entering the quarter, the Trust was short the U.S. dollar versus a number of currencies that had higher interest rates and/or apparently better growth prospects.  As it became evident that U.S economic activity was accelerating and that the U.S. Federal Reserve was moving toward tighter policy, the U.S. dollar started to climb and losses were sustained during July and into August.  Thereafter, long U.S. dollar trades produced somewhat offsetting profits.  Short U.S. dollar trades against New Zealand, Canada, Switzerland, Korea, Brazil, Mexico, India and Singapore registered losses.  The fact that New Zealand officials suggested that the rise in the New Zealand dollar was “unjustified and unsustainable”; that the Reserve Bank of Australia claimed that the Australian dollar was “overvalued”; that the Reserve Bank of India intervened to buy U.S. dollars; and that the IMF suggested that the pound sterling was “overvalued” added to the U.S. dollar’s advance.  Heightened political tensions worldwide also underpinned the U.S. currency.  Consequently, long U.S. dollar positions against the euro, Swedish krona, Czech koruna, Chilean peso, and Japanese yen were profitable.  A long British pound trade was profitable in the wake of the Scottish independence “No” vote.  Non-U.S. dollar cross rate trading was marginally profitable, largely due to a few short euro trades early in the quarter.

Three months ended June 30, 2014

The Trust registered a gain during the second quarter largely due to profits from long interest rate and equity futures positions, and from short U.S. dollar trades. Long energy positions were also profitable but those gains were offset by losses from trading agricultural commodities. Finally, trading of metal futures was flat.

A further easing of monetary policy by the European Central Bank in early June, persistently accommodative monetary policy elsewhere in the developed world, stubbornly low inflation worldwide, and some flight to safety demand pushed government bond prices higher. Consequently, long positions in U.S., German, U.K., Canadian, French, Italian, Australian and Japanese note and bond futures were profitable, especially in April and May. On the other hand, a long position in short-term British interest rate futures was unprofitable after Bank of England Governor Carney hinted that official British rates might rise sooner than previously expected.

Against this easy money background and with economic growth rebounding from a weather induced first quarter slowdown, long positions in German, Spanish, Dutch, French, U.S., British, Indian, Taiwanese, Singaporean, and South African equity futures were profitable. Also, with volatility plummeting to historically low levels, a short VIX trade produced a gain.

Higher interest rates and/or stronger growth prospects in certain countries weighed on the U.S. dollar.  In particular, short U.S. dollar trades against the New Zealand dollar, British pound, Australian dollar, Korean won and Brazilian real were profitable. Short U.S. dollar trades against the currencies of Colombia, Israel, Mexico, Singapore and Switzerland also registered gains. On the other hand, long U.S. dollar positions relative to the Canadian dollar and Japanese yen were unprofitable, as was trading of Swedish and Norwegian currencies.

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

Shifting perceptions about U.S. and Chinese growth prospects, the future course of Federal Reserve monetary policy, political and economic turmoil in several emerging economies—including Turkey, India, Indonesia, and Thailand, and the impact of the Russia-Ukraine-Crimea situation kept markets off balance during the quarter.

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

Equity prices were particularly volatile during the quarter as the markets digested weather-related growth problems in the U.S., slowing Chinese growth, the outlook for U.S. quantitative easing, and Chinese policy efforts to wring excess debt and capacity out of the economy without threatening too many corporate defaults or bankruptcies. Losses from trading of and long positions in Chinese, Hong Kong, Korean, Japanese, Singaporean and Australian equity futures slightly outweighed the gains from long U.S., German, Spanish and Canadian equity futures positions.

Foreign exchange markets were rattled by the political and economic turmoil in many emerging markets, by monetary policy developments in China and the U.S., as well as by growth concerns. Short U.S. dollar positions against sterling, the Indian rupee, the New Zealand dollar, and the Swiss franc were profitable, as were long U.S. dollar trades against Chile and Russia and a long New Zealand/short Canada trade. These gains were partially offset by losses on: short U.S. dollar trades against the euro, Czech koruna, Polish zloty and Korean won; a long U.S./short Singapore dollar position; long euro trades versus Australia and Turkey; and trading the Australian dollar relative to the yen and pound sterling.

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

Periods ended September 30, 2013

Month Ending:		Total Trust Capital

September 30, 2013		$329,916,078
June 30, 2013		377,025,133
December 31, 2012		473,660,034

	Three Months ended	Nine Months Ended
Change in Trust Capital	$(47,109,055)	$(143,743,956)
Percent Change	(12.49)%	(30.35)%

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

Sector	% Gain (Loss)
Currencies	(0.00)%
Energies	(0.16)%
Grains	0.56%
Interest rates	(0.72)%
Livestock	0.04%
Metals	(2.23)%
Softs	(0.03)%
Stock indices	2.02%

Trading loss	(0.52)%

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

Sector	% Gain (Loss)
Currencies	(3.44)%
Energies	(1.78)%
Grains	0.67%
Interest rates	(5.96)%
Livestock	0.03%
Metals	(1.12)%
Softs	0.33%
Stock indices	5.51%

Trading loss	(5.76)%

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

With the U.S. economy continuing to grow, Europe apparently emerging from recession and Chinese growth strengthening in the third quarter, equity markets generally advanced. Hence, long positions in U.S., European, Japanese, Australian and South African stock index futures were profitable. A short CBOE VIX trade was also profitable. On the other hand, short positions in Chinese, Korean and Hong Kong equity indices registered losses and were reversed.

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

Currency trading was flat as the U.S. dollar weakened during the quarter apparently due to U.S. fiscal and monetary policy uncertainty. Short U.S. dollar trades versus the pound sterling, Swiss franc, Swedish krona, Korean won and New Zealand dollar and long U.S. dollar trades against the currencies of Brazil and India were profitable, as was a long Euro/short Turkish lira position. These gains were offset, however, by losses from long U.S. dollar positions against the currencies of Australia, Canada, Colombia, Japan, Norway, South Africa and Turkey.

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

CONTRACTUAL OBLIGATIONS

The Trust does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Trust’s sole business is trading futures, forward currency, spot, option and swap contracts, both long (contracts to buy) and short (contacts to sell). The Trust may also engage in trading swaps. All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Trust for less than four months before being offset or rolled over into new contracts with similar maturities. The Trust’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Trust’s open futures and forward currency contracts, both long and short, at September 30, 2014.

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

The Trust's Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Trust's open positions by market category for the quarter ended September 30, 2014. During the nine months ended September 30, 2014, the Trust's average total capitalization was approximately $264,000,000.

Sector	Average value at risk	% of Average Capitalization	High value at risk	Low value at risk
Currencies	$13.4	5.1%	16.2	10.0
Energies	1.9	0.7%	2.2	1.6
Grains	1.3	0.5%	1.5	1.1
Interest rates	11.3	4.3%	11.7	11.1
Livestock	0.1	0.0%	0.2	0.1
Metals	2.8	1.1%	4.2	1.9
Softs	0.5	0.2%	0.5	0.4
Stock indices	14.6	5.5%	15.4	13.2
	$45.9	17.4%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the nine months ended September 30, 2014. Average capitalization is the average of the Trust's approximate capitalization at the end of each of the nine months ended September 30, 2014. Dollar amounts represent millions of dollars.

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

ITEM 4. CONTROLS AND PROCEDURES

The Managing Owner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Trust as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the Managing Owner’s internal controls over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Managing Owner’s internal controls over financial reporting with respect to the Trust.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors as previously disclosed in Form 10-K, filed March 27, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS

(a)	There have been no sales of unregistered securities of the Trust during the three months ended September 30, 2014

(c)

Pursuant to the Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding and Units are not reissued once redeemed.

The following table summarizes the redemptions by Unitholders during the three months ended September 30, 2014.

	Series 1		Series 2		Series 3		Series 4
Date of Redemption	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit

July 31, 2014	4,562.322	$1,016.67	-	$1,220.19	468.283	$1,233.13	-	$1,339.55
August 31, 2014	3,668.150	1,043.56	-	1,256.90	1,804.078	1,270.50	-	1,382.45
September 30, 2014	3,507.019	1,046.37	-	1,264.64	88.016	1,278.59	5.138	1,393.58
Total	11,737.491		-		2,360.377		5.138

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
Managing Owner

Date: November 12, 2014
/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)