Form 10-K
period 2014-12-31
GLOBAL MACRO TRUST
filed 2015-03-30
CIK 1145765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended: December 31, 2014

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

Not applicable.

Documents Incorporated by Reference

Registrant’s Financial Statements for the years ended December 31, 2014, 2013 and 2012 and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2014, is incorporated by reference into Part II Item 8 and Part IV hereof and filed as an exhibit herewith.

PART I

Item 1.    Business

(a)    General development of business

Global Macro Trust (the “Trust”) is a Delaware statutory trust organized on July 23, 2001 pursuant to a Declaration of Trust and Trust Agreement (the “Trust Agreement”), under the Delaware Statutory Trust Act. The Trust originally filed a registration statement, under the Securities Act of 1933, as amended (the “Securities Act”), with the Securities and Exchange Commission (“SEC”) to register units of beneficial interest (the “Units”), which registration statement became effective March 26, 2002. Between April 1, 2002 and June 30, 2002, the Units were publicly offered at an initial price of $1,000 per Unit. The Trust commenced operations on July 1, 2002. The Trust has subsequently registered additional Units with the SEC. The net asset value of a Series 1 Unit that originally sold for $1,000 as of July 1, 2002 was $1,071.85 as of December 31, 2014. The net asset value of a Series 2 Unit that originally sold for $1,278.10 as of April 1, 2010 was $1,300.38 as of December 31, 2014. The net asset value of a Series 3 Unit that originally sold for $1,180.91 as of September 1, 2009 was $1,315.44 as of December 31, 2014. The net asset value of a Series 4 Unit that originally sold for $1,315.33 as of November 1, 2010 was $1,450.17 as of December 31, 2014. As of December 31, 2014, Units were being offered on a monthly basis at net asset value per Unit. The Units are offered through a number of registered broker-dealer selling agents on a best efforts basis.

The Trust engages in speculative trading in the futures, forward and spot currency markets and may trade options thereon as well as swap contracts. The amount of capital raised for the Trust should not have a significant impact on its operations, as the Trust has no significant capital expenditure or working capital requirements other than to pay trading losses, brokerage fees and charges.

Millburn Ridgefield Corporation (the “Managing Owner”), a Delaware corporation operating in Greenwich, Connecticut, organized in May 1982, is the managing owner and the commodity trading advisor (“CTA”) for the Trust. It and its principals have been trading in the futures and forwards markets pursuant to systematic quantitative, trading and risk management methods since 1971. The Managing Owner has been registered with the Commodity Futures Trading Commission (the “CFTC”) as a commodity pool operator (“CPO”) since July 1, 1982, as a CTA since September 13, 1984 and has been a member of the National Futures Association (the “NFA”) since July 1, 1982. The General Partner has been an approved swaps firm with the NFA since December 26, 2012. The Millburn Corporation is an affiliate of the Managing Owner and performs certain research, trading, technology, operations, marketing, accounting, tax, legal, compliance, human resources, and other administrative functions for the Trust and other commodity pools and investment partnerships managed by the Managing Owner.

The Managing Owner invested $400 in the Trust as an initial capital contribution to the Trust and $2,000,000 in the Trust at the outset of trading and subsequently has contributed an additional $3,812,100 and has redeemed $43,491,253 as of December 31, 2014. After reflecting net income of $5,911,435 and profit share of $37,264,107 from inception up to and including December 31, 2014, this investment totaled $5,496,789, as of December 31, 2014.

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

Successful systematic futures and forward trading depends on several factors. Two of the main factors are development and selection of the trading systems used in each market and allocation of portfolio risk among the markets available for trading.

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

Of course, systems can be materially different — better in some periods and worse in others. The main distinguishing features are: the time frame over which systems work (intra-day to long-term); the granularity of data fed into them (tick data to daily, weekly or monthly frequencies); type (market or economic statistics); source (cash, futures or option markets-generated data or government- and industry-generated statistical information), and the objective of the system (profiting from momentum, mean reversion, trading-ranges or volatility). No single approach will work all the time. Therefore, the Managing Owner’s objective is to have several approaches operating simultaneously. Since the early 1980s, the Managing Owner has used multiple systems for each market.

When arriving at the portfolio allocation, the Managing Owner generally seeks maximum diversification, subject to liquidity and sector concentration constraints, and each market is traded using a diversified set of trading systems, which may be optimized for groups of markets, sectors or specific markets. The markets traded and allocations are reviewed at least monthly, although changes may occur more or less frequently. The following factors, among others, are considered in constructing a universe of markets to trade for the Trust: profitability, liquidity of markets, professional judgment, desired diversification, transaction costs, exchange regulations and depth of markets. Once the universe of markets is established, the Managing Owner’s simulation and optimization techniques help determine which markets to include in the Trust’s portfolio. The current allocation to any market in the Trust’s portfolio does not exceed 3% of total market exposure, measured by risk allocation.

Risk is a function of both price level and price volatility. For example, a 100,000 barrel crude oil position is worth more and is, therefore, probably more risky with oil at $90 per barrel than with oil at $50 per barrel. Similarly, oil would be more risky if prices are moving in a 5% daily range than if prices are moving in a 1% daily range. The Managing Owner sizes the position in each market taking into account its measurement of risk based on price level and volatility in that market. Market exposure is then managed by the position-sizing models which measure the risk in the portfolio’s position in each market. In the event the model determines that the risk has changed beyond an acceptable threshold, it will signal a change in the position — a decrease in position size when risk increases and an increase in position size when risk decreases. The Managing Owner’s position-sizing models maintain overall portfolio risk and distribution of risk across markets within designated ranges. The position-sizing model manages the position traded by the (directional) trading systems discussed above.

In addition, the Managing Owner’s risk management processes focus on money management principles applicable to the portfolio as a whole rather than to individual markets. The first principle is portfolio diversification, which attempts to improve the quality of profits by reducing volatility.

Additional money management principles applicable to the portfolio as a whole include: (1) limiting the assets committed as margin or collateral, generally within a range of 5% to 35% of an account’s net assets, though the amount may at any time be substantially higher or lower and (2) prohibiting pyramiding — that is, using unrealized profits in a particular market as margin for additional positions solely in the same market.

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

The Managing Owner employs discretion in the execution of trades where the trading expertise of The Millburn Corporation (an affiliate of the Managing Owner) plays a role in timing of orders and, from time to time, the Managing Owner may adjust the size of a position, long or short, in any given market indicated by its systematic trading strategies. This exercise of discretion (other than in trade execution) generally occurs only in response to unusual market conditions that may not have been factored into the design of the trading systems and is generally intended to reduce risk exposure. Decisions to make such adjustments also require the exercise of judgment and may include consideration of the volatility of the particular market; the pattern of price movements, both inter-day and intra-day; open interest; volume of trading; changes in spread relationships between various forward contracts; and overall portfolio balance and risk exposure.

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

The Trust pays the Managing Owner an annual management fee equal to 2% of the average month-end net assets attributable to the Series 2 Units and Series 3 Units after reduction for expenses but before reduction for any accrued but unpaid management fees, custodial fees or Series 2/3 Profit Shares (as defined below). The Trust will pay the Managing Owner a custodial fee equal to 0.25% of the average month-end net assets attributable to the Series 2 Units, after reduction for expenses but before reduction for any accrued but unpaid management fees, custodial fees or Series 2/3 Profit Shares, which the Managing Owner will pay on to brokers acting as custodian of Series 2 Units for the benefit of investors in Series 2 Units. Series 2 and Series 3 Units are also charged for their pro rata share of the Trust’s actual trade execution and clearing costs, including electronic platform trading costs, estimated at approximately 0.50% of the Trust’s average month-end net assets per year attributable to the Series 2 and Series 3 Units. The Trust pays the Managing Owner a profit share attributed to the Series 2 and Series 3 Units equal to 20% of any cumulative new trading profit of the Series 2 and Series 3 Units in the aggregate (the “Series 2/3 Profit Share”), determined as of the end of each calendar year. The annual Series 2/3 Profit Share is calculated net of management fees, execution and clearing costs, custodial fees, and ongoing offering and administrative expenses and excluding interest income.

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

J.P. Morgan Securities LLC (“J.P. Morgan”) and Deutsche Bank Securities Inc. (“Deutsche Bank”) act as the futures brokers for the Trust. The Trust executes currency forward trades with several brokers and banks, including Morgan Stanley & Co., LLC and Deutsche Bank AG, and primarily clears all such trades with Morgan Stanley & Co., LLC and Deutsche Bank AG serving as prime brokers. The Trust pays “bid ask” spreads on its forward trades, as such spreads are incorporated into the pricing of forward contracts. The Managing Owner monitors the Trust’s trades to ensure that the prices it receives are competitive.

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

Regulation

Under the Commodity Exchange Act, as amended (the “CEA”), commodity exchanges and futures trading are subject to regulation by the CFTC. NFA, a “registered futures association” under the CEA, is the only non-exchange self-regulatory organization for futures industry professionals. The CFTC has delegated to NFA responsibility for the registration of CTAs, CPOs, “futures commission merchants,” “introducing brokers,” “swap dealers” and their respective associated persons and “floor brokers” and “floor traders.” The CEA requires CPOs and CTAs, such as the Managing Owner, and commodity brokers or futures commission merchants (“FCMs”) and swap dealers, such as J.P. Morgan, Deutsche Bank, Deutsche Bank AG and Morgan Stanley to be registered and to comply with various reporting and record keeping requirements. The CFTC may suspend a CPO’s or CTA’s registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations. In the event that the registration of the Managing Owner as a CPO or a CTA were terminated or suspended, the Managing Owner would be unable to continue to manage the business of the Trust. Should the Managing Owner’s registration be suspended, termination of the Trust might result.

In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long or net short positions which any person may hold or control in certain futures contracts. Most exchanges also limit the changes in futures contract prices that may occur during a single trading day. In October 2011, the CFTC adopted a new position limits regime for 28 so-called “exempt” (i.e., metals and energy) and agricultural commodity derivatives, futures and options contracts and their economically equivalent swap contracts. All accounts controlled by the Managing Owner are combined for speculative position limit purposes. On September 28, 2012, the U.S. District Court for the District of Columbia vacated these rules. In November 2013, however, the CFTC proposed substantially similar rules to its prior position limits regime. The Trust could be required to liquidate positions it holds in order to comply with the new position limits regime. Any such liquidation or limited implementation could result in substantial costs to the Trust. It is as yet unclear whether the rules will have an adverse effect on the Trust.

In response to the financial crises of 2008-2009, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was enacted in July 2010. The Reform Act includes provisions that comprehensively regulate the over-the-counter (“OTC”) derivatives markets for the first time. The Reform Act mandates that a substantial portion of OTC derivatives must be executed in regulated markets and be submitted for clearing to regulated clearinghouses. The mandates imposed by the Reform Act may result in the Trust bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the imposition of new or increased fees, including clearing account maintenance fees, with respect to the Trust’s trading currently undertaken in the OTC markets.

The Trust may also trade deliverable forward contracts in the inter-bank currency market. Such deliverable forward contracts are not currently traded on exchanges; rather, banks and dealers act as principals in these markets. As a result of the Reform Act, the CFTC now regulates non-deliverable forwards (including many deliverable forwards where the parties do not take delivery), although currency forward contracts are generally not otherwise subject to regulation by any other U.S. government agency. Changes in the forward markets may entail increased costs and result in burdensome reporting requirements. There is currently no limitation on the daily price movements of forward contracts. Principals in the forward markets have no obligation to continue to make markets in the forward contracts traded. The imposition of credit controls by governmental authorities or the implementation of regulations pursuant to the Reform Act might limit such forward trading to less than that which the Managing Owner would otherwise recommend, to the possible detriment of the Trust.

(i)   through (xii) - not applicable.

(xiii)   the Trust has no employees.

(d)    Financial information about geographic areas

The Trust does not engage in material operations in foreign countries (although it does trade from the U.S. in foreign currency forward contracts and on foreign futures exchanges), and a material portion of its revenues is not derived from foreign customers.

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

The Trust’s Expenses Will Cause Losses Unless Offset by Profits and Interest Income

The Trust pays annual expenses of up to approximately 7.60% of its average month-end net assets attributable to the Series 1 Units and annual expenses of up to approximately 3.35%, 3.10% and 1.10% of its average month-end net assets attributable to the Series 2 Units, Series 3 Units and Series 4 Units, respectively. The Trust must earn trading profits and interest income allocable to each Series at least equal to these expenses to avoid losses. To the extent the Trust’s Net Assets decline, fixed costs of the Trust will constitute a greater percentage of the Trust’s Net Assets.

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

Speculative Position Limits May Alter Investment Decisions for the Trust

The CFTC has established limits on the maximum net long or net short positions which any person may hold or control in certain futures contracts. Exchanges also have established such limits. In October 2011, the CFTC adopted position limits for 28 so-called “exempt” (e.g., metal and energy contracts) and agricultural commodity derivatives, futures and option contracts and their economically equivalent swaps. On September 28, 2012, the U.S. District Court for the District of Columbia issued an opinion that vacated substantial portions of the rules that were enacted in October 2011. In November 2013, however, the CFTC proposed substantially similar rules to its prior limits regime. All accounts controlled by the Managing Owner, including the account of the Trust, are combined for speculative position limit purposes. These position limits are not yet effective and there is considerable uncertainty surrounding their application. If position limits are exceeded by the Managing Owner in the opinion of the CFTC or any other regulatory body, exchange or board, the Managing Owner will liquidate positions to the extent necessary to comply with applicable position limits.

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

Increased Competition Among Trend-Following Traders Could Reduce the Managing Owner’s Profitability

A substantial number of CTAs use technical trading systems, particularly trend-following systems, similar to the Managing Owner’s systems. As the amount of money under the management of such systems increases, competition for the same positions increases, making the positions more costly and more difficult to acquire.

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

A 3.8% tax is imposed on some or all of the net investment income of certain individuals with modified adjusted gross income of over $200,000 ($250,000 in the case of joint filers) and the undistributed net investment income of certain estates and trusts. For these purposes, it is expected that all or a substantial portion of the Unitholder’s share of Trust income will be net investment income. In addition, certain Trust expenses may not be deducted in calculating a Unitholder’s net investment income.

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

The Bankruptcy of a Clearing Broker or Currency Dealer Could Cause Losses

The Managing Owner must assess the credit-worthiness of the clearing brokers and foreign currency counterparties it selects for the Trust. If one of the Trust’s clearing brokers or foreign currency counterparties becomes bankrupt, the Trust will be limited to recovering none or only its pro rata share, of all available customer funds segregated by the clearing broker or counterparty. In some jurisdictions, the Trust may only be an unsecured creditor of its brokers in the event of bankruptcy or administration of such brokers. The Managing Owner attempts to mitigate this risk by selecting only well-capitalized, major financial institutions as clearing brokers and foreign currency counterparties, but there can be no assurance that even a well-capitalized, major institution will not become bankrupt, and recent events have demonstrated that even major financial institutions of the type with which the Trust may deal in the financial markets can and do fail.

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

Trust funds on deposit with the currency forward and spot counterparties with which the Trust trades are not protected by the same segregation requirements imposed on CFTC-regulated commodity brokers in respect of customer funds deposited with them. Although the Trust deals only with major financial institutions as currency forward and spot counterparties, the insolvency or bankruptcy of a currency forward or spot counterparty could subject the Trust to the loss of its entire deposit with such counterparty. The forward and spot markets are well established. However, it is impossible to predict how, given certain unusual market scenarios, the evolving regulatory environment for these markets might affect the Trust, and the events underlying the bankruptcies of various counterparties have underscored, among other things, the risks of maintaining capital at unregulated entities. Further, as demonstrated by the insolvency and liquidation of MF Global Inc., customer funds held by a broker in bankruptcy may not be distributed promptly and may be subject to a lengthy claims process. Commodity broker bankruptcies are not insured by any governmental agency, and investors would not have the benefit of any protection such as that afforded customers of bankrupt securities broker-dealers by the Securities Investors Protection Corporation.

Various national governments have expressed concern regarding the disruptive effects of speculative trading in the currency markets and the need to regulate the “derivatives” markets in general. Future regulatory changes may limit the Trust’s ability to trade in certain markets. Furthermore, the inter-bank currency markets may in the future become subject to increased regulation under the Reform Act, a development which may entail increased costs and result in burdensome reporting requirements. The imposition of credit controls by governmental authorities or the implementation of regulations pursuant to the Reform Act might limit such forward trading to less than that which the Managing Owner would otherwise recommend, to the possible detriment of the Trust.

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

Forwards, Swaps and Other Derivatives are Subject to Varying CFTC Regulation

Enacted in July 2010, the Reform Act includes provisions that comprehensively regulate the OTC derivatives markets for the first time. The Reform Act requires that a substantial portion of OTC derivatives must be executed in regulated markets and submitted for clearing to regulated clearinghouses. OTC trades submitted for clearing are subject to minimum initial and variation margin requirements set by the relevant clearinghouse, as well as margin requirements mandated by the CFTC, SEC and/or federal prudential regulators. The regulators also have broad discretion to impose margin requirements on non-cleared OTC derivatives.

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

The CFTC also now requires certain derivative transactions that were previously executed on a bi-lateral basis in the OTC markets to be executed through a regulated futures or swap exchange or execution facility. The SEC is also expected to impose similar requirements on certain security-based derivatives in the near future, though it is not yet clear when these parallel SEC requirements will go into effect. Such requirements may make it more difficult and costly for investment funds, including the Trust, to enter into highly tailored or customized transactions. They may also render certain strategies in which the Trust might otherwise engage impossible or so costly that they will no longer be economical to implement. If the Trust decides to execute derivatives transactions through such exchanges or execution facilities — and especially if it decides to become a direct member of one or more of these exchanges or execution facilities — the Trust would be subject to the rules of the exchange or execution facility, which would bring additional risks and liabilities, and potential requirements under applicable regulations and under rules of the relevant exchange or execution facility.

OTC derivative dealers are now required to register with the CFTC and will ultimately be required to register with the SEC. Registered swap dealers will also be subject to new minimum capital and margin requirements and are subject to business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest, and other regulatory burdens. These requirements further increase the overall costs for OTC derivative dealers, which may be passed along to market participants as market changes continue to be implemented. The overall impact of the Reform Act on the Trust remains uncertain and it is unclear how the OTC derivatives markets will continue to adapt to this new regulatory regime, along with additional, sometimes overlapping, regulatory requirements imposed by non-U.S. regulators.

Although the Reform Act will require many OTC derivative transactions previously entered into on a principal-to-principal basis to be submitted for clearing by a regulated clearinghouse, certain of the derivatives that may be traded by the Trust may remain principal-to-principal or OTC contracts between the Trust and third parties entered into privately. The risk of counterparty nonperformance can be significant in the case of these OTC instruments, and “bid-ask” spreads may be unusually wide in these heretofore substantially unregulated markets. While the Reform Act is intended in part to reduce these risks, its success in this respect may not be evident for some time after the Reform Act is fully implemented. To the extent not mitigated by implementation of the Reform Act, if at all, the risks posed by such instruments and techniques, which can be extremely complex and may involve leveraging of the Trust’s assets, include: (1) credit risks (the exposure to the possibility of loss resulting from a counterparty’s failure to meet its financial obligations); (2) market risk (adverse movements in the price of a financial asset or commodity); (3) legal risks (the characterization of a transaction or a party’s legal capacity to enter into it could render the financial contract unenforceable, and the insolvency or bankruptcy of a counterparty could preempt otherwise enforceable contract rights); (4) operational risk (inadequate controls, deficient procedures, human error, system failure or fraud); (5) documentation risk (exposure to losses resulting from inadequate documentation); (6) liquidity risk (exposure to losses created by inability to prematurely terminate the derivative); (7) systemic risk (the risk that financial difficulties in one institution or a major market disruption will cause uncontrollable financial harm to the financial system); (8) concentration risk (exposure to losses from the concentration of closely related risks such as exposure to a particular industry or exposure linked to a particular entity); and (9) settlement risk (the risk faced when one party to a transaction has performed its obligations under a contract but has not yet received value from its counterparty).

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

(b)    Holders

As of December 31, 2014, there were 8,070 holders of Series 1 Units, 1 holder of Series 2 Units, 277 holders of Series 3 Units and 1 holder of Series 4 Units.

(c)    Dividends

No distributions or dividends have been made on the Units, and the Managing Owner has no present intention to make any.

(d)    Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)    Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There have been no sales of unregistered securities of the Trust during 2012, 2013 or 2014.

(f)    Purchases of Equity Securities by the Issuer

Pursuant to the Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following table summarizes the redemptions by Series 1 and Series 3 Unitholders during the fourth calendar quarter of 2014. There were no redemptions by Series 2 and Series 4 during the fourth calendar quarter of 2014.

Redemption Date	Series 1 Units Redeemed	Series 1 Unit NAV	Series 3 Units Redeemed	Series 3 Unit NAV
October 31, 2014	(2,652.718)	1,071.10	(81.205)	1,306.99
November 30, 2014	(2,755.961)	1,087.91	(183.887)	1,327.41
December 31, 2014	(2,500.673)	1,071.85	(96.402)	1,315.44
	(7,909.352)		(361.494)

Item 6.    Selected Financial Data

The following is a summary of operations for the fiscal years 2014, 2013, 2012, 2011, and 2010 and total assets of the Trust at December 31, 2014, 2013, 2012, 2011, and 2010.

	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
Revenue:
Total net realized and unrealized gains (losses)*	$48,665,853	$(14,244,192)	$(23,977,401)	$(34,240,083)	$130,027,426
Interest income	289,332	640,996	870,824	2,072,015	3,235,502

Expenses:
Profit share	119,598	0	0	1,385	262,695
Administrative expenses**	1,301,056	1,777,809	2,096,014	2,323,783	2,393,365
Brokerage fees	15,348,327	23,947,630	37,951,734	54,834,929	57,320,175
Management fees	405,490	574,919	651,848	571,739	143,533

Net income (loss) after profit share to Managing Owner	$31,780,714	$(39,903,554)	$(63,806,173)	$(89,899,904)	$73,143,160)

Total assets	$246,891,692	$306,334,381	$499,260,401	$782,343,935	$911,161,872
Total Trust capital	$240,589,206	$288,237,729	$473,660,034	$753,187,394	$892,925,611
Net Asset Value per Series 1 Unit	$1,071.85	$953.24	$1,061.34	$1,175.07	$1,314.17
Net Asset Value per Series 2 Unit	$1,300.38	$1,116.03	$1,191.38	$1,261.94	1,350.56
Net Asset Value per Series 3 Unit	$1,315.44	$1,126.21	$1,199.25	$1,267.10	$1,352.80
Net Asset Value per Series 4 Units	$1,450.17	$1,209.21	$1,262.11	$1,307.09	1,366.01
Increase (decrease) in Net Asset Value per Series 1 Unit	$118.61	$(108.10)	$(113.73)	$(139.10)	$102.20
Increase (decrease) in Net Asset Value per Series 2 Unit	$184.35	$(75.35)	$(70.56)	$(88.62)	72.46
Increase (decrease) in Net Asset Value per Series 3 Unit	$189.23	$(73.04)	$(67.85)	$(85.70)	$131.36
Increase (decrease) in Net Asset Value per Series 4 Units	$240.96	$(52.90)	$(44.98)	$(58.92)	$50.68

*From trading of futures, forward and swap contracts, foreign exchange transactions and U.S. Treasury obligations.

** Includes custody fees.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to “Item 6. Selected Financial Data ” and “Item 8. Financial Statements and Supplementary Data .” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

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

The Managing Owner has procedures in place to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. These procedures primarily focus on: (1) real time monitoring of open positions; (2) diversifying positions among various markets; (3) limiting the assets committed as margin or collateral, generally within a range of 5% to 35% of an account’s net assets at exchange, though the amount may at any time be substantially higher; and (4) prohibiting pyramiding – that is, using unrealized profits in a particular market as margin for additional positions in the same market. The Trust controls credit risk by dealing exclusively with large, well-capitalized financial institutions as brokers and counterparties.

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

The Trust’s assets are generally held as cash or cash equivalents, including short-term U.S. government obligations, which are used to margin the Trust’s futures, forward and spot currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Trust’s futures, forward and spot trading, the Trust’s assets are highly liquid and are expected to remain so. During its operations through December 31, 2014, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

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

2014

During 2014, the Trust achieved net realized and unrealized gains of $48,665,853 from its trading operations (including foreign exchange transactions and translations). Brokerage fees of $15,348,327, management fees of $405,490, administrative expenses of $1,239,830 and custody fees of $61,226 were paid or accrued. The Trust allocated $119,598 in profit share to the New Profits Memo Account for the benefit of the Managing Owner. Interest income of $289,332 partially offset the Trust expenses resulting in a net income after profit share to the Managing Owner of $31,780,714.

An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	0.64%
Energies	1.31%
Grains	1.46%
Interest rates	15.65%
Livestock	0.43%
Metals	-0.74%
Softs	0.91%
Stock indices	1.26%

Total	20.92%

The Trust was profitable for the year largely due to gains from long interest rate futures positions, although profits from trading currency forwards, and stock index, energy and agricultural commodity futures augmented the advance. On the other hand, trading of metal futures was unprofitable.

The environment for trading these markets was favorable due to the differential growth, inflation and policy paths that were followed by the world’s major economies and central banks—Federal Reserve, ECB, Bank of Japan, People’s Bank of China, and Bank of England. Furthermore, within most major regions of the world — such as North America, Latin and South America, Europe, and non-Japan Asia — there were also varying trajectories for growth, inflation and policy among the constituent countries. While the worldwide growth outlook at the start of 2014 was optimistic, the results were somewhat disappointing due to several events including: the Russian incursions in Crimea and the Ukraine and subsequent sanctions that dented European growth; the collapse of oil and industrial commodity prices that weakened growth in commodity producing nations; and the greater than expected slowdown in China. Then, on the inflation front, an anticipated acceleration never materialized as prices for oil, industrial commodities and many foodstuffs fell sharply. Moreover, wages and core prices failed to accelerate even where growth remained solid, i.e. the U.S. and U.K. The mosaic for the trading environment was also influenced by numerous political and social events during 2014 such as: the coup in Thailand, Modi’s election in India, Jokowi’s victory in Indonesia, the Erdogan election in Turkey, Abe’s re-election in Japan, the Republican Congressional win in the U.S., the Scottish independence vote, the Hong Kong democracy protests and the liberalization of Shanghai equity markets. Finally, the persistent and escalating turmoil in the Middle East encompassing ISIL, Syria, Iran, Iraq and Libya and the terrorism it spawns shadowed market events throughout the year.

With inflation absent, growth somewhat disappointing and the social and political background unsettled, it should come as no surprise that long positions in interest rate futures across the maturity spectrum would be profitable. Thus, long trades in U.S., U.K., Australian, Canadian, Japanese, German, French and Italian note, bond and short term futures were profitable.

Equity market performances were mixed around the globe with several serious corrections throughout the year adding to trader anxiety. Long positions in U.S., Canadian, Japanese, Taiwanese, Indian, and South African stock index futures were profitable. These gains were partially offset by losses from long positions in Dutch, British, Euro stoxx, Korean and Australian futures. A short vix trade also registered a loss as volatility rose, particularly in the second half of the year.

Solid growth, the end of QE and prospects for interest rate increases underpinned the U.S. dollar, while sluggish growth, anemic inflation and increased ease in monetary policies undermined the euro and yen. Hence, long dollar trades versus the euro and yen were profitable, as were long dollar positions against the Czech, Swedish, Chilean and Israeli currencies. A long pound sterling trade relative to the dollar was also profitable, and so too were a long New Zealand Dollar/short Canadian dollar trade and trading of the euro versus the Swedish and South African units. On the other hand, short dollar trades against Korea, Mexico and Canada posted losses, as did trading of the U.S. unit against South Africa, Singapore and Turkey. Trading the euro versus Eastern Europe and Norway, and the Aussie dollar against the yen and pound were also unprofitable.

Short positions in corn, wheat and soybeans were profitable as record grain crops weighed on prices. A long soybean meal trade and spread trading of grains added to the gains. Trading of Kansas City wheat was slightly unprofitable. A short sugar trade benefitted from persistent oversupply and large inventories. A short cotton trade was profitable as Chinese demand softened and supplies remained plentiful. A long cattle trade produced a fractional gain.

Energy trading produced a gain. Long positions in crude oil, RBOB gasoline and London gas oil were profitable early in the year when growth was expected to improve and Middle-East turmoil underpinned prices. During the second half of 2014, as prices first fell and then collapsed as demand plunged and supply from the U.S. continued to advance, short trades in the same markets also registered small gains. The second half profits were tempered somewhat as short-term, non-trend factors caused us to exit our trend determined short positions, and at times take long positions even as energy prices fell. Energy spread trading was slightly profitable.

Metal prices were volatile in 2014 in the wake of changing outlooks on growth, inflation, and the U.S. dollar. Losses from trading copper, aluminum and lead outpaced the gain from a long nickel position that benefitted from export restrictions imposed by Indonesia, and from long platinum and short silver trades.

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

Contractual Obligations

The Trust does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Trust’s sole business is trading futures, forward and spot contracts, both long (contracts to buy) and short (contracts to sell). The Trust may also trade swaps. All such contracts are settled by offset, not delivery. Substantially all such contacts are for settlement within four months of the trade date and are held by the Trust for less than four months before being offset or rolled over into new contracts with similar maturities. The Trust’s Financial Statements, included as Exhibit 13.01 to this report, present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Trust’s open future and forward currency contracts, both long and short, at December 31, 2014.

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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest and lowest amounts of trading Value at Risk associated with the Trust’s open positions by market category for the fiscal years ended December 31, 2014 and 2013. During fiscal year 2014 and 2013, the Trust’s average total capitalization was approximately $260 million and $387 million, respectively.

Fiscal Year 2014
	Average	% of Average	Highest	Lowest
Market Sector	Value at Risk	Capitalization	Value At Risk	Value At Risk
Currencies	$11.7	4.5%	$16.2	$6.5
Energies	$1.9	0.7%	$2.2	$1.6
Grains	$1.1	0.4%	$1.5	$0.3
Interest rates	$9.9	3.8%	$11.7	$5.6
Livestock	$0.1	0.0%	$0.2	$0.1
Metals	$2.3	0.9%	$4.2	$0.8
Softs	$0.5	0.2%	$0.5	$0.4
Stock indices	$13.3	5.1%	$15.4	$9.4
Total	$40.8	15.6%

Fiscal Year 2013
	Average	% of Average	Highest	Lowest
Market Sector	Value at Risk	Capitalization	Value At Risk	Value At Risk
Currencies	$18.6	4.8%	$28.8	$14.2
Energies	$2.6	0.7%	$3.2	$1.6
Grains	$2.4	0.6%	$3.5	$1.8
Interest rates	$8.5	2.2%	$14.9	$5.0
Livestock	$0.3	0.1%	$0.6	$0.1
Metals	$4.8	1.2%	$6.6	$2.9
Softs	$1.1	0.3%	$2.4	$0.5
Stock indices	$23.7	6.1%	$33.7	$14.9
Total	$62.0	16.0%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts during the fiscal year. Average Capitalization is the average of the Trust’s capitalization at the end of each month during the fiscal years 2014 and 2013. Dollar amounts represent millions of dollars.

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

The following were the primary trading risk exposures of the Trust as of December 31, 2014, by market sector.

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

The following were the only non-trading risk exposures of the Trust as of December 31, 2014.

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

Of course, systems can be materially different — better in some periods and worse in others. The main distinguishing features are: the time frame over which systems work (intra-day to long-term); the granularity of data fed into them (tick data to daily, weekly or monthly frequencies); type (market or economic statistics); source (cash, futures, forward or option markets-generated data or government and industry generated statistical information), and the objective of the system (profiting from momentum, mean reversion, trading-ranges or volatility). No single approach will work all the time. Therefore, the Managing Owner’s objective is to have several approaches operating simultaneously. Since the early 1980s, the Managing Owner has used multiple systems for each market.

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

Additional money management principles applicable to the portfolio as a whole include: (1) limiting the assets committed as margin or collateral, generally within a range of 5% to 35% of an account’s net assets at exchange, though the amount may at any time be substantially higher or lower and (2) prohibiting pyramiding — that is, using unrealized profits in a particular market as margin for additional positions solely in the same market.

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

Item 8.    Financial Statements and Supplementary Data

Financial statements required by this item, including the report of Deloitte & Touche LLP for the fiscal years ended December 31, 2014, 2013 and 2012, are included as Exhibit 13.01 to this report.

The following summarized quarterly financial information presents the results of operations for the three month periods ended March 31, June 30, September 30 and December 31, 2014 and 2013. This information has not been audited.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	2014	2014	2014	2014
Interest Income:	$64,642	$71,375	$73,713	$79,602
Net Realized and Unrealized Gains (Losses):	10,179,726	8,288,857	23,673,308	6,523,962

Expenses*:	3,934,361	4,186,441	4,397,532	4,656,137

Net Income (Loss):	6,310,007	4,173,791	19,349,489	1,947,427
Increase (Decrease) in Net Asset Value per Series 1 Unit	25.48	15.44	71.85	5.84
Increase (Decrease) in Net Asset Value per Series 2 Unit	35.74	31.75	98.11	18.75
Increase (Decrease) in Net Asset Value per Series 3 Unit	36.85	32.88	99.85	19.65
Increase (Decrease) in Net Asset Value per Series 4 Unit	56.59	42.62	114.49	27.26

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	2013	2013	2013	2013
Interest Income:	$106,224	$135,346	$191,115	$208,311
Net Realized and Unrealized Gains (Losses):	8,520,944	(1,702,140)	(35,983,541)	14,920,545

Expenses*:	5,408,251	5,994,410	7,065,270	7,832,427

Net Income (Loss):	3,218,917	(7,561,204)	(42,857,696)	7,296,429
Increase (Decrease) in Net Asset Value per Series 1 Unit	6.09	(21.60)	(107.52)	14.93
Increase (Decrease) in Net Asset Value per Series 2 Unit	18.79	(13.28)	(110.64)	29.78
Increase (Decrease) in Net Asset Value per Series 3 Unit	19.64	(12.69)	(110.74)	30.75
Increase (Decrease) in Net Asset Value per Series 4 Unit	27.02	(7.58)	(111.19)	38.85

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

The Managing Owner, with the participation of the Managing Owner’s principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Trust as of the end of the fiscal year for which this Annual Report on Form 10-K is being filed, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no significant changes in the Managing Owner’s internal controls with respect to the Trust or in other factors applicable to the Trust that could significantly affect these controls subsequent to the date of their evaluation.

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

The Managing Owner assessed the effectiveness of its internal control over financial reporting with respect to the Trust as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (1992).  Based on its assessment, management has concluded that, as of December 31, 2014, the Managing Owner’s internal control over financial reporting with respect to the Trust is effective based on those criteria.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the Managing Owner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in the Trust’s internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The principals and senior officers of the Managing Owner as of December 31, 2014 are as follows:

Harvey Beker, age 61. Mr. Beker is Co-Chief Executive Officer and Co-Chairman of the Managing Owner and Chief Executive Officer and Chairman of The Millburn Corporation, and serves as a member of the Managing Owner’s Investment Committee. He received a Bachelor of Arts degree in economics from New York University (“NYU”) in 1974 and a Master of Business Administration degree in finance from NYU in 1975. From June 1975 to July 1977, Mr. Beker was employed by the investment bank Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies. From July 1977 to June 1978, Mr. Beker was a futures trader at the commodities and securities brokerage firm of Clayton Brokerage Co. of St. Louis. Mr. Beker has been employed by The Millburn Corporation since June 1978 and initially served as the Director of Operations for its affiliate, Millburn Partners. During his tenure at the Managing Owner (including its affiliates, Millburn Partners and CommInVest Research Limited Partnership (“CommInVest”)), he has been instrumental in the development of the research, trading and operations areas. Mr. Beker became a principal of the firm in June 1982, and a partner in the predecessor to ShareInVest Research L.P. (“ShareInVest”) in April 1982. Mr. Beker became registered as an Associated Person and a Swap Associated Person of the Managing Owner effective November 25, 1986 and March 8, 2013, respectively. Additionally, he became listed as a Principal and registered as an Associated Person and Swap Associated Person of The Millburn Corporation effective February 8, 1984, May 23, 1989, and March 8, 2013, respectively. He was also listed as a Principal and registered as an Associated Person of ShareInVest effective February 20, 1986 until February 25, 2007. Mr. Beker has also served as Co-Chairman of Millburn International, LLC (“Millburn International”) since its inception.

Gregg R. Buckbinder, age 56. Mr. Buckbinder is Senior Vice-President and Chief Operating Officer of the Managing Owner and The Millburn Corporation. He joined the Managing Owner and The Millburn Corporation in January 1998 from Odyssey Partners, L.P., an investment management firm, where he was responsible for the operation, administration and accounting of the firm’s merchant banking and managed account businesses from July 1990 through December 1997. Mr. Buckbinder was employed by Tucker Anthony, a securities broker and dealer, from June 1985 to July 1990 where he was First Vice President and Controller, and from August 1983 to June 1984 where he designed and implemented various operations and accounting systems. He was with the public accounting firm of Ernst & Whinney from June 1984 to June 1985 as a manager in the tax department and from September 1980 to August 1983 as a senior auditor, with an emphasis on clients in the financial services business. Mr. Buckbinder graduated cum laude from Pace University (“Pace”) in 1980 with a B.B.A. in accounting and received an M.S. in taxation from Pace in 1988. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. Mr. Buckbinder has also served as Senior Vice President, Chief Operating Officer and a Director of Millburn International since its inception. Mr. Buckbinder became listed as a Principal of the Managing Owner effective February 5, 1999. He became listed as a Principal of The Millburn Corporation effective March 23, 1998. Mr. Buckbinder became a partner in ShareInVest in January 2000. He was also listed as a Principal of ShareInVest effective February 28, 2001 until February 25, 2007.

George E. Crapple, age 70. Mr. Crapple is Co-Chief Executive Officer and Co-Chairman of the Managing Owner and served in the same capacities at The Millburn Corporation through May 31, 2011, and serves as a member of the Managing Owner’s Investment Committee. In 1966, he graduated with honors from the University of Wisconsin where his field of concentration was economics and he was elected to Phi Beta Kappa. In 1969, he graduated from Harvard Law School, magna cum laude , where he was an editor of the Harvard Law Review. He was a lawyer with the law firm of Sidley Austin, Chicago, Illinois, from June 1969 until April 1, 1983, as a partner since July 1975, specializing in commodities, securities, corporate and tax law. He was first associated with the Managing Owner in June 1976 and joined the Managing Owner and The Millburn Corporation (including its affiliates, Millburn Partners and CommInVest) on April 1, 1983 on a full-time basis. Mr. Crapple ceased his employment with The Millburn Corporation effective May 31, 2011. He became a partner in ShareInVest in April 1984. Mr. Crapple is a past Director, Member of the Executive Committee, Chairman of the Appeals Committee and a former Chairman of the Eastern Regional Business Conduct Committee of the NFA, past Chairman of the hedge fund industry group, the Managed Funds Association (the “MFA”), a former member of the Global Markets Advisory Committee of the CFTC and a former member of the board of directors of the Futures Industry Association. Mr. Crapple has also served as Co-Chairman of Millburn International since its inception. Mr. Crapple became listed as a Principal and registered as an Associated Person and Swap Associated Person of the Managing Owner effective September 13, 1984, April 2, 1988 and December 26, 2012, respectively. Additionally, he was listed as a Principal and registered as an Associated Person of The Millburn Corporation effective April 9, 1981 and May 23, 1989, respectively, until May 31, 2011. He was also listed as a Principal and registered as an Associated Person of ShareInVest effective February 20, 1986 until February 25, 2007.

Steven M. Felsenthal, age 45. Mr. Felsenthal is General Counsel and Chief Compliance Officer of the Managing Owner and The Millburn Corporation. Prior to joining the Managing Owner and its affiliates in January 2004, Mr. Felsenthal was a senior associate in the investment management group at the law firm of Schulte Roth & Zabel LLP (September 1999 - January 2004), where he represented and advised hedge funds, registered investment companies, investment advisers, broker-dealers and banks in connection with all facets of their asset management businesses, and a member of the tax department of the law firm of Kramer, Levin, Naftalis & Frankel LLP (October 1996 - September 1999). He graduated cum laude from Yeshiva University in 1991 with a B.A. in political science, and order of the coif from Fordham University School of Law in 1996, where he also served as an editor of the Fordham Environmental Law Journal. Mr. Felsenthal received an LL.M degree in taxation from NYU School of Law in 2001 and has written and been quoted in numerous published articles, and frequently speaks at conferences, on various topics related to investment management. Mr. Felsenthal is a member of the New York State Bar (since August 1997), a member of the NFA’s Compliance and Risk Committee (since May 2014), a member of the Steering Committee of the MFA’s Chief Compliance Officer Forum (since June 2014), former Chairman of the MFA’s CPO/CTA Advisory Committee (November 2006 to June 2010) and is currently Co-Chairman of the Steering Committee of MFA’s CPO/CTA Forum (since June 2010), a member of the Editorial Board of the Journal of Operations & Custody (formerly known as the Journal of Securities Law, Regulation and Compliance) (since February 2007) and a regular lecturer for the Regulatory Compliance Association’s Chief Compliance Officer University (since May 2009). Mr. Felsenthal has also served as General Counsel, Chief Compliance Officer and Secretary of Millburn International since its inception. Mr. Felsenthal became listed as a Principal of the Managing Owner and The Millburn Corporation effective June 24, 2004. Mr. Felsenthal also served as General Counsel and Chief Compliance Officer of ShareInVest.

Mark B. Fitzsimmons, age 67. Mr. Fitzsimmons is a Senior Vice-President of the Managing Owner and served in the same capacity at The Millburn Corporation until December 31, 2011. His responsibilities include both business development and investment strategy. He joined the Managing Owner and its affiliates in January 1990 from the brokerage firm of Morgan Stanley & Co. Incorporated, a global financial services firm, where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm from October 1987 until January 1990. From September 1977 to October 1987, he was with the financial institution Chemical Bank New York Corporation (“Chemical”), first as a Senior Economist in Chemical’s Foreign Exchange Advisory Service and later as a Vice-President and Manager of Chemical’s Corporate Trading Group. While at Chemical he also traded both foreign exchange and fixed income products. From September 1973 to September 1977, Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department. He graduated summa cum laude from the University of Bridgeport, Connecticut in 1970 with a B.S. degree in economics. His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973. Mr. Fitzsimmons became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the Managing Owner effective July 2, 1993, April 15, 2009, and March 8, 2013, respectively. Mr. Fitzsimmons was a listed Principal and registered Associated Person of The Millburn Corporation effective June 20, 1995 until December 31, 2011 and October 12, 1992 until December 31, 2011, respectively. Mr. Fitzsimmons was a partner in ShareInVest beginning in January 2000. He was also a listed Principal of ShareInVest effective May 19, 1999 until February 25, 2007.

Barry Goodman, age 57. Mr. Goodman is Executive Vice-President and Executive Director of Trading for the Managing Owner and The Millburn Corporation, and serves as a member of the Managing Owner’s Investment Committee. As Executive Vice President, Mr. Goodman also plays an integral role in business and product development, and in the strategic direction of the firm as a whole. Mr. Goodman joined the Managing Owner and The Millburn Corporation (including its affiliate, Millburn Partners) in November 1982 as Assistant Director of Trading. His responsibilities include overseeing the firm’s trading operations and managing its trading relationships, as well as the design and implementation of trading systems. From September 1980 through October 1982, he was a commodity trader at the brokerage firm of E. F. Hutton & Co., Inc. (“E.F. Hutton”). At E.F. Hutton, he also designed and maintained various technical indicators and coordinated research projects pertaining to the futures markets. Mr. Goodman graduated magna cum laude from Harpur College of the State University of New York in 1979 with a B.A. in economics. Mr. Goodman has also served as President and a Director of Millburn International since its inception. Mr. Goodman became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the Managing Owner effective December 19, 1991, May 23, 1989 and January 14, 2013, respectively. He also became listed as a Principal and registered as an Associated Person and a Swap Associated Person of The Millburn Corporation effective June 20, 1995, April 5, 1989, and March 8, 2013, respectively. He became a partner in ShareInVest in January 1994. Mr. Goodman was a listed Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Grant N. Smith, age 63. Mr. Smith is Executive Vice-President and Director of Research of the Managing Owner and The Millburn Corporation, and serves as a member of the Managing Owner’s Investment Committee. He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm. He received a B.S. degree from the Massachusetts Institute of Technology (“MIT”) in 1974 and an M.S. degree from MIT in 1975. While at MIT, he held several teaching and research positions in the computer science field and participated in various projects relating to database management. He joined the predecessor entity to The Millburn Corporation in June 1975, and has been continuously associated with the Managing Owner, The Millburn Corporation and their affiliates since that time. Mr. Smith has also served as a Director of Millburn International since its inception, where he, along with the other Directors of Millburn International, is responsible for its overall management. Mr. Smith became listed as a Principal and registered as an Associated Person and Swap Associated Person of the Managing Owner, effective December 19, 1991, April 15, 2009, and March 8, 2013, respectively. He became listed as a Principal and registered as an Associated Person and a Swap Associated Person of The Millburn Corporation effective June 20, 1995, May 21, 1992, and March 8, 2013, respectively. Mr. Smith also became a partner in ShareInVest in January 1994. He also was listed as a Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Michael W. Carter, age 45. Mr. Carter is a Vice President, Director of Operations of The Millburn Corporation and Principal Accounting Officer of the Managing Owner. He is responsible for overseeing operations and accounting for the firm’s commodity pools. Prior to his promotion to Director of Operations in January 2011 and Principal Accounting Officer effective May 2014, Mr. Carter held the positions of Fund Controller (February 2001 until February 2011) and Senior Accountant (March 2000 until February 2001) with The Millburn Corporation. He graduated from Rutgers, The State University of New Jersey – Newark in May 1997 with a B.S. in Accounting. Prior to joining the Managing Owner and its affiliates, he was employed with the accounting firm Rothstein Kass & Company, P.C., as a fund accountant from March 1997 until September 1997 and as a staff auditor from September 1997 until June 1999, and then an equity analyst covering restaurants with the brokerage firm of Sidoti & Company, LLC, which conducts independent small-cap equity research for institutional investors, from June 1999 until February 2000. He is a Certified Public Accountant. Mr. Carter became listed as Principal of the Managing Owner and The Millburn Corporation effective April 22, 2014 and July 1, 2014, respectively.

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

(b)    Security Ownership of Management

Under the terms of the Trust Agreement, the Trust’s affairs are managed by the Managing Owner, which has discretionary authority over the Trust’s trading. The Managing Owner’s managing owner interest was valued at $5,496,789 as of December 31, 2014, 2.28% of the Trust’s total capital.

(c)    Changes in Control

None.

(d)    Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

See “Item 11.   Executive Compensation ” and “Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”  The Trust allocated to the Managing Owner $15,348,327 in brokerage fees, $405,490 in management fees and $119,598 in profit share for the year ended December 31, 2014.  The Managing Owner’s capital interest was allocated net income of $1,263,693 for the year ended December 31, 2014.  The Managing Owner has paid certain administrative expenses to third-parties on behalf of the Trust, related to legal, accounting, auditing, printing, postage and similar administrative expenses, and has been or will be reimbursed without interest by the Trust. The Trust is prohibited from making any loans.

Item 14.    Principal Accountant Fees and Services

(1)           Audit Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Trust’s financial statements and reviews of the financial statements included in the quarterly reports on Form 10-Q and in connection with the statutory and regulatory filings for the years ended December 31, 2014 and 2013 were approximately $168,500 and $192,500, respectively.

(2)           Audit-Related Fees

The Trust did not engage Deloitte & Touche LLP for internal control consulting services.

(3)           Tax Fees

The Trust did not engage Deloitte & Touche LLP for professional services for tax compliance, advice or planning services.

(4)           All Other Fees

There were no other fees for the years ended December 31, 2014 and 2013.

(5)           Pre-Approval Policies

The board of directors of the Managing Owner pre-approves the engagement of the Trust’s auditor for all services to be provided by the auditor.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1)    Financial Statements

The following are included with the 2014 Annual Report to Security Holders, a copy of which is filed herewith as Exhibit 13.01.

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

(a)(3)    Exhibits as required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Designation	Description

13.01	2014 Annual Report to Security Holders

31.01	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.03	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.01	Section 1350 Certification of Principal Executive Officer

32.02	Section 1350 Certification of Principal Executive Officer

32.03	Section 1350 Certification of Principal Financial Officer

100.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2015.

GLOBAL MACRO TRUST

By:	Millburn Ridgefield Corporation,
Managing Owner

By:	/s/ Harvey Beker
Harvey Beker
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Managing Owner of the Registrant and in the capacities and on the date indicated.

Title with
Signature	General Partner	Date

/s/ Harvey Beker	Co-Chief Executive	March 30, 2015
Harvey Beker	Officer and Director
(Principal Executive Officer)

/s/ George E. Crapple	Co-Chief Executive	March 30, 2015
George E. Crapple	Officer and Director
(Principal Executive Officer)

/s/ Gregg Buckbinder	Chief Financial and Operating Officer	March 30, 2015
Gregg Buckbinder	(Principal Financial Officer)

/s/ Michael W. Carter	Vice President	March 30, 2015
Michael W. Carter	(Principal Accounting Officer)

(Being the principal executive officers, the principal financial officer and principal accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

EXHIBIT INDEX

The following exhibits are included herewith

Designation	Description

13.01	2014 Annual Report to Security Holders

31.01	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.03	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.01	Section 1350 Certification of Principal Executive Officer

32.02	Section 1350 Certification of Principal Executive Officer

32.03	Section 1350 Certification of Principal Financial Officer

100.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

