Form 10-Q
period 2015-03-31
GLOBAL MACRO TRUST
filed 2015-05-14
CIK 1145765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:   March 31, 2015

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

Yes ◻          No ☒

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Global Macro Trust
Financial statements
For the three months ended March 31, 2015 and 2014 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Trust Capital (b)	7
Statements of Financial Highlights (b)	9
Notes to the Financial Statements	10

(a) At March 31, 2015 and December 31, 2014 (unaudited)
(b) For the three months ended March 31, 2015 and 2014 (unaudited)

Global Macro Trust
Statements of Financial Condition (UNAUDITED)

	March 31, 2015	December 31, 2014
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes – at fair value
(amortized cost $37,248,775 and $27,555,881)	$37,254,642	$27,560,017
Net unrealized appreciation on open futures and
forward currency contracts	6,092,507	2,573,582
Due from brokers	10,610,521	6,118,430
Cash denominated in foreign currencies (cost $742,833
and $2,849,059)	685,914	2,621,704
Total equity in trading accounts	54,643,584	38,873,733

INVESTMENTS IN U.S. TREASURY NOTES – at fair value
(amortized cost $181,109,357 and $190,875,374)	181,151,888	190,874,789
CASH AND CASH EQUIVALENTS	13,492,075	16,954,930
ACCRUED INTEREST RECEIVABLE	188,074	188,240
TOTAL	$249,475,621	$246,891,692

LIABILITIES AND TRUST CAPITAL
LIABILITIES:
Subscriptions by Unitholders received in advance	$348,000	$470,000
Net unrealized depreciation on open futures and forward currency contracts	1,441,535	684,078
Due to Managing Owner	61,408	-
Accrued brokerage and custodial fees	1,203,762	1,188,401
Accrued management fees	33,989	30,904
Redemptions payable to Unitholders	3,697,691	2,807,481
Redemption payable to Managing Owner	-	719,598
Accrued expenses	183,393	190,677
Cash denominated in foreign currencies (cost $118,489 and $195,152)	108,665	211,347
Other liabilities	251,776	-
Total liabilities	7,330,219	6,302,486

TRUST CAPITAL:
Managing Owner interest (5,210.818 and 5,128.014 units outstanding)	5,894,056	5,496,789
Series 1 Unitholders (187,862.640 and 199,292.051 units outstanding)	212,481,243	213,611,159
Series 2 Unitholders (39.121 and 39.121 units outstanding)	53,567	50,872
Series 3 Unitholders (14,363.362 and 13,848.201 units outstanding)	19,904,522	18,216,525
Series 4 Unitholders (2,451.839 and 2,216.197 units outstanding)	3,812,014	3,213,861
Total trust capital	242,145,402	240,589,206

TOTAL	$249,475,621	$246,891,692

NET ASSET VALUE PER UNIT OUTSTANDING:
Series 1 Unitholders	$1,131.05	$1,071.85
Series 2 Unitholders	$1,369.26	$1,300.38
Series 3 Unitholders	$1,385.78	$1,315.44
Series 4 Unitholders	$1,554.76	$1,450.17

See notes to financial statements (unaudited)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
March 31, 2015

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Grains	0.00%	$870
Interest rates
2 Year U.S. Treasury Note (690 contracts, settlement date June 2015)	0.16	377,156
5 Year U.S. Treasury Note (332 contracts, settlement date June 2015)	0.18	447,297
10 Year U.S. Treasury Note (257 contracts, settlement date June 2015)	0.15	354,781
30 Year U.S. Treasury Bond (74 contracts, settlement date June 2015)	0.11	265,938
Other interest rates	0.64	1,550,370
Total interest rates	1.24	2,995,542

Metals	(0.04)	(91,438)
Stock indices	0.34	833,443
Total long futures contracts	1.54	3,738,417

Short futures contracts:
Energies	0.39	942,298
Grains	0.02	44,302
Interest rates	(0.03)	(82,553)
Livestock	(0.01)	(27,940)
Metals	0.26	630,408
Softs	0.30	726,715
Stock indices	0.05	120,860
Total short futures contracts	0.98	2,354,090
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	2.52	6,092,507

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.06)	(147,365)
Total short forward currency contracts	(0.54)	(1,294,170)
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	(0.60)	(1,441,535)

TOTAL	1.92%	$4,650,972

		(Continued)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
March 31, 2015
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$50,710,000	U.S. Treasury notes, 0.250%, 05/15/2015	20.95%	$50,721,885
52,260,000	U.S. Treasury notes, 0.250%, 07/15/2015	21.60	52,288,580
47,220,000	U.S. Treasury notes, 0.250%, 09/15/2015	19.51	47,249,512
68,100,000	U.S. Treasury notes, 0.375%, 04/30/2016	28.14	68,146,553
	Total investments in U.S. Treasury notes
	(amortized cost $218,358,132)	90.20%	$218,406,530

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2014

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Grains	(0.11)%	$(252,629)
Interest rates:
5 Year U.S. Treasury Note (772 contracts, settlement date March 2015)	0.01	23,242
30 Year U.S. Treasury Bond (62 contracts, settlement date March 2015)	0.03	81,500
Other interest rates	0.48	1,162,658
Total interest rates	0.52	1,267,400

Livestock	(0.01)	(19,440)
Metals	(0.76)	(1,849,278)
Softs	0.00	5,670
Stock indices	0.37	871,263
Total long futures contracts	0.01	22,986
Short futures contracts:
Energies	0.30	731,816
Interest rates	(0.10)	(235,011)
Livestock	0.03	65,050
Metals	0.50	1,207,429
Softs	0.23	548,958
Stock indices	0.07	165,973
Total short futures contracts	1.03	2,484,215
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	1.04	2,507,201
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.71)	(1,717,870)
Total short forward currency contracts	0.46	1,100,173
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	(0.25)	(617,697)

TOTAL	0.79%	$1,889,504

		(Continued)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2014
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$68,100,000	U.S. Treasury notes, 0.375%, 03/15/2015	28.32%	$68,149,213
50,710,000	U.S. Treasury notes, 0.250%, 05/15/2015	21.09	50,747,636
52,260,000	U.S. Treasury notes, 0.250%, 07/15/2015	21.74	52,296,745
47,220,000	U.S. Treasury notes, 0.250%, 09/15/2015	19.64	47,241,212
	Total investments in U.S. Treasury notes
	(amortized cost $218,431,255)	90.79%	$218,434,806

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Statements of Operations (UNAUDITED)

	For the three months ended
	March 31, 2015	March 31, 2014
INVESTMENT INCOME:
Interest income	$72,812	$79,602

EXPENSES:
Brokerage and custodial fees	3,473,424	4,162,582
Administrative expenses	307,064	366,989
Custody fees and other expenses	13,339	18,610
Management fees	98,177	107,956
Total expenses	3,892,004	4,656,137

NET INVESTMENT LOSS	(3,819,192)	(4,576,535)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	14,514,498	10,152,262
Foreign exchange translation	(261,047)	(83,333)
Net change in unrealized:
Futures and forward currency contracts	2,761,468	(3,553,078)
Foreign exchange translation	196,455	2,579
Net gains from U.S. Treasury notes:
Realized	-	5,156
Net change in unrealized	44,847	376
TOTAL NET REALIZED AND UNREALIZED GAINS	17,256,221	6,523,962

NET INCOME	$13,437,029	$1,947,427
LESS PROFIT SHARE TO MANAGING OWNER	252,569	-
NET INCOME AFTER PROFIT SHARE TO MANAGING OWNER	$13,184,460	$1,947,427

NET INCOME PER UNIT OUTSTANDING
Series 1 Unitholders	$59.20	$5.84
Series 2 Unitholders	$68.88	$18.75
Series 3 Unitholders	$70.34	$19.65
Series 4 Unitholders	$104.59	$27.26

See notes to financial statements (unaudited)

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the three months ended March 31, 2015:
									New Profit
	Series 1 Unitholders		Series 2 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2015	$213,611,159	199,292.051	$50,872	39.121	$18,216,525	13,848.201	$3,213,861	2,216.197	$-	-	$5,496,789	5,128.014	$240,589,206
Subscriptions	317,117	293.285	-	-	1,048,741	791.349	343,771	235.642	793	0.732	-	-	1,710,422
Redemptions	(12,964,519)	(11,824.158)	-	-	(374,167)	(276.188)	-	-	-	-	-	-	(13,338,686)
Addt'l units allocated *	-	101.462	-	-	-	-	-	-	-	0.004	-	82.068	-
Net income before profit
share to Managing Owner	11,517,486	-	3,364	-	1,265,323	-	254,382	-	39	-	396,435	-	13,437,029
Managing Owner's profit share:	-	-	(669)	-	(251,900)	-	-	-	-	-	-	-	(252,569)
Trust capital at
March 31, 2015	$212,481,243	187,862.640	$53,567	39.121	$19,904,522	14,363.362	$3,812,014	2,451.839	$832	0.736	$5,893,224	5,210.082	$242,145,402

Net asset value per unit outstanding
at March 31, 2015:	$1,131.05		$1,369.26		$1,385.78		$1,554.76

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and the Managing Owner.													(Continued)

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the three months ended March 31, 2014:
									New Profit
	Series 1 Unitholders		Series 2 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2014	$257,057,401	269,666.902	$156,016	139.796	$21,885,706	19,432.989	$2,305,510	1,906.624	$-	-	$6,833,096	7,168.282	$288,237,729
Subscriptions	223,000	234.456	-	-	209,000	185.671	404,118	336.627	-	-	-	-	836,118
Redemptions	(30,561,314)	(32,221.064)	(42,114)	(37.063)	(2,035,504)	(1,797.661)	(54,717)	(44.284)	-	-	-	-	(32,693,649)
Addt'l units allocated *	-	134.541	-	-	-	-	-	-	-	-	-	116.956	-
Net income	1,365,419	-	2,677	-	361,226	-	64,043	-	-	-	154,062	-	1,947,427
Trust capital at
March 31, 2014	$228,084,506	237,814.835	$116,579	102.733	$20,420,428	17,820.999	$2,718,954	2,198.967	$-	-	$6,987,158	7,285.238	$258,327,625

Net asset value per unit outstanding
at March 31, 2014:	$959.08		$1,134.78		$1,145.86		$1,236.47

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and the Managing Owner.

See notes to financial statements (unaudited)													(Concluded)

Global Macro Trust
Statements of Financial Highlights (UNAUDITED)

For the three months ended March 31:	2015				2014
	Series 1	Series 2	Series 3	Series 4	Series 1	Series 2	Series 3	Series 4

Net income from operations:
Net investment loss	$ (18.76)	$ (9.79)	$ (9.06)	$ (2.48)	$ (16.98)	$ (8.76)	$ (8.12)	$ (2.64)
Net realized and unrealized gains on trading of futures and forward currency contracts	77.76	95.53	96.67	106.80	22.80	27.50	27.75	29.87
Net gains from U.S. Treasury obligations	0.20	0.25	0.25	0.27	0.02	0.01	0.02	0.03
Profit share allocated to Managing Owner	0.00	(17.11)	(17.52)	0.00	0.00	0.00	0.00	0.00
Net income per unit	$ 59.20	$ 68.88	$ 70.34	$ 104.59	$ 5.84	$ 18.75	$ 19.65	$ 27.26

Net asset value per unit, beginning of period	1,071.85	1,300.38	1,315.44	1,450.17	953.24	1,116.03	1,126.21	1,209.21

Net asset value per unit, end of period	$ 1,131.05	$ 1,369.26	$ 1,385.78	$ 1,554.76	$ 959.08	$ 1,134.78	$ 1,145.86	$ 1,236.47

Total return and ratios for the three months ended March 31:	2015				2014
	Series 1	Series 2	Series 3	Series 4	Series 1	Series 2	Series 3	Series 4

RATIOS TO AVERAGE CAPITAL:

Net investment loss (a)	(6.83)%	(2.93)%	(2.68)%	(0.66)%	(7.16)%	(3.12)%	(2.87)%	(0.87)%

Total expenses (a)	6.94%	3.05%	2.80%	0.78%	7.27%	3.24%	2.99%	0.98%
Profit share allocation (b)	0.00	1.28	1.30	0.00	0.00	0.00	0.00	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	6.94%	4.33%	4.10%	0.78%	7.27%	3.24%	2.99%	0.98%

Total return before profit share allocation (b)	5.52%	6.58%	6.65%	7.21%	0.61%	1.68%	1.74%	2.25%
Less: Profit share allocation (b)	0.00	1.28	1.30	0.00	0.00	0.00	0.00	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	5.52%	5.30%	5.35%	7.21%	0.61%	1.68%	1.74%	2.25%

(a) annualized
(b) not annualized

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Global Macro Trust’s (the “Trust”) financial condition at March 31, 2015 and December 31, 2014 (unaudited) and the results of its operations for the three months ended March 31, 2015 and 2014 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2014. The December 31, 2014 information has been derived from the audited financial statements as of December 31, 2014.

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

The Income Taxes topic of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Trust recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Trust’s open tax years, 2011 to 2014,  Millburn Ridgefield Corporation (the “Managing Owner”) determined that no reserves for uncertain tax positions were required.

There have been no material changes with respect to the Trust's critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Trust's Annual Report on Form 10-K for fiscal year 2014.

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

During the three months ended March 31, 2015 and 2014, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Trust’s investments by hierarchical level as of March 31, 2015 and December 31, 2014 in valuing the Trust’s investments at fair value. At March 31, 2015 and December 31, 2014, the Trust held no assets or liabilities classified in Level 3.

Financial Assets and Liabilities at Fair Value as of March 31, 2015

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$218,406,530	$-	$218,406,530
Short-term money market fund*	13,242,075	-	13,242,075
Exchange-traded futures contracts
Energies	942,298	-	942,298
Grains	45,172	-	45,172
Interest rates	2,912,989	-	2,912,989
Livestock	(27,940)	-	(27,940)
Metals	538,970	-	538,970
Softs	726,715	-	726,715
Stock indices	954,303	-	954,303

Total exchange-traded futures contracts	6,092,507	-	6,092,507

Over-the-counter forward currency contracts	-	(1,441,535)	(1,441,535)

Total futures and forward currency contracts (2)	6,092,507	(1,441,535)	4,650,972

Total financial assets at fair value	$237,741,112	$(1,441,535)	$236,299,577

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts (as collateral)			$37,254,642
Investments in U.S. Treasury notes			181,151,888
Total investments in U.S. Treasury notes			$218,406,530

(2)
Net unrealized appreciation on open futures and forward currency contracts			$6,092,507
Net unrealized depreciation on open futures and forward currency contracts			(1,441,535)
Total unrealized appreciation on open futures and forward currency contracts			$4,650,972

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

 Financial Assets and Liabilities at Fair Value as of December 31, 2014

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$218,434,806	$-	$218,434,806
Short-term money market fund*	16,785,518	-	16,785,518
Exchange-traded futures contracts
Energies	731,816	-	731,816
Grains	(252,629)	-	(252,629)
Interest rates	1,032,389	-	1,032,389
Livestock	45,610	-	45,610
Metals	(641,849)	-	(641,849)
Softs	554,628	-	554,628
Stock indices	1,037,236	-	1,037,236

Total exchange-traded futures contracts	2,507,201	-	2,507,201

Over-the-counter forward currency contracts	-	(617,697)	(617,697)

Total futures and forward currency contracts (2)	2,507,201	(617,697)	1,889,504

Total financial assets at fair value	$237,727,525	$(617,697)	$237,109,828

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts (as collateral)			$27,560,017
Investments in U.S. Treasury notes			190,874,789
Total investments in U.S. Treasury notes			$218,434,806

(2)
Net unrealized appreciation on open futures and forward currency contracts			$2,573,582
Net unrealized depreciation on open futures and forward currency contracts			(684,078)
Total unrealized appreciation on open futures and forward currency contracts			$1,889,504

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

The Trust engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Trust at March 31, 2015, by market sector:

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

See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional derivative-related information.

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at March 31, 2015 and December 31, 2014. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at March 31, 2015

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$-	$-	$1,006,333	$(64,035)	$942,298
Grains	1,320	(450)	133,293	(88,991)	45,172
Interest rates	3,010,262	(14,720)	33,808	(116,361)	2,912,989
Livestock	-	-	180	(28,120)	(27,940)
Metals	317,981	(409,419)	1,283,994	(653,586)	538,970
Softs	-	-	729,513	(2,798)	726,715
Stock indices	1,540,905	(707,462)	124,260	(3,400)	954,303

Total futures contracts	4,870,468	(1,132,051)	3,311,381	(957,291)	6,092,507

Forward currency contracts	1,289,031	(1,436,396)	1,300,391	(2,594,561)	(1,441,535)

Total futures and
forward currency contracts	$6,159,499	$(2,568,447)	$4,611,772	$(3,551,852)	$4,650,972

Fair Value of Futures and Forward Currency Contracts at December 31, 2014

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$-	$-	$762,163	$(30,347)	$731,816
Grains	400	(253,029)	-	-	(252,629)
Interest rates	2,130,457	(863,057)	-	(235,011)	1,032,389
Livestock	3,090	(22,530)	65,050	-	45,610
Metals	17,174	(1,866,452)	1,245,270	(37,841)	(641,849)
Softs	6,540	(870)	564,493	(15,535)	554,628
Stock indices	1,359,895	(488,632)	225,100	(59,127)	1,037,236

Total futures contracts	3,517,556	(3,494,570)	2,862,076	(377,861)	2,507,201

Forward currency contracts	664,940	(2,382,810)	2,583,894	(1,483,721)	(617,697)

Total futures and
forward currency contracts	$4,182,496	$(5,877,380)	$5,445,970	$(1,861,582)	$1,889,504

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three months ended March 31, 2015 and 2014 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below:

Trading gains (losses) of futures and forward currency contracts for the three months ended March 31, 2015 and 2014

	Three months ended:	Three months ended:
Sector	March 31, 2015	March 31, 2014

Futures contracts:
Energies	$(116,239)	$755,041
Grains	(804,365)	1,947,680
Interest rates	8,024,063	7,341,327
Livestock	75,450	521,170
Metals	81,792	(3,518,424)
Softs	492,562	376,098
Stock indices	6,711,906	(997,969)

Total futures contracts	14,465,169	6,424,923

Forward currency contracts	2,810,797	174,261

Total futures and forward currency contracts	$17,275,966	$6,599,184

The following table presents average notional value by sector in U.S. dollars of open futures and forward currency contracts for the three months ended March 31, 2015 and 2014. The Trust’s average net asset value for the three months ended March 31, 2015 and 2014 was approximately $244,000,000 and $277,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the three months ended March 31, 2015 and 2014

	2015		2014
Sector	Long Positions	Short Positions	Long Positions	Short Positions

Futures contracts:
Energies	$-	$24,844,234	$87,168,027	$28,643,926
Grains	3,196,168	6,670,002	36,183,417	22,977,080
Interest rates	371,820,876	38,591,532	652,251,407	61,443,181
Livestock	752,330	1,531,820	8,678,425	3,973,175
Metals	3,201,924	21,984,804	55,303,899	18,901,594
Softs	392,850	6,455,819	8,630,086	8,124,037
Stock indices	180,023,076	12,280,741	289,314,947	2,611,827

Total futures
contracts	559,387,224	112,358,952	1,137,530,208	146,674,820

Forward currency
contracts	57,581,179	101,896,115	324,896,278	18,781,243

Total average
notional	$616,968,403	$214,255,067	$1,462,426,486	$165,456,063

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at March 31, 2015 and 2014. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the Managing Owner believes it is a more meaningful representation of notional values of the Trust’s open interest rate positions.

The customer agreements between the Trust, the futures clearing brokers including Deutsche Bank Securities Inc. (a wholly-owned subsidiary of Deutsche Bank AG), and J.P. Morgan Securities LLC., as well as the FX prime brokers, including Deutsche Bank AG and Morgan Stanley & Co., LLC, gives the Trust the legal right to net unrealized gains and losses on open futures and foreign currency contracts. The Trust netted, for financial reporting purposes, the unrealized gains and losses on open futures and forward currency contracts on the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” were met. The Trust ceased clearing trades through Barclays Capital Inc. and Barclays Bank PLC during June 2014 and October 2014, respectively.

On January 1, 2013, the Trust adopted Accounting Standard Update (“ASU”) 2011-11, “Disclosures about Offsetting Assets and Liabilities” and ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 and ASU 2013-01 did not have a significant impact on the Trust’s financial statements.

Offsetting of derivative assets and liabilities at March 31, 2015

	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Assets
Futures contracts
Counterparty C	$3,374,698	$(460,456)	$2,914,242
Counterparty D	4,807,151	(1,628,886)	3,178,265

Total assets	$8,181,849	$(2,089,342)	$6,092,507
			(Continued)

	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Liabilities
Forward currency contracts
Counterparty G	$2,700,303	$(2,037,821)	$662,482
Counterparty H	1,330,654	(551,601)	779,053

Total liabilities	$4,030,957	$(2,589,422)	$1,441,535
			(Concluded)

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)(4)

Counterparty C	$2,914,242	$-	$(2,914,242)	$-
Counterparty D	3,178,265	-	(3,178,265)	-

Total	$6,092,507	$-	$(6,092,507)	$-

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(3)(4)

Counterparty G	$662,482	$-	$(662,482)	$-
Counterparty H	779,053	-	(779,053)	-

Total	$1,441,535	$-	$(1,441,535)	$-

(1) Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange. Collateral pledged includes both cash and U.S. Treasury notes held at each respective broker.

(2) Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets presented in the Statement of Financial Condition, for each respective counterparty.
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of
March 31, 2015.
(4) Net amount represents the amounts owed by the Trust to each counterparty as of March 31,
2015.

Offsetting of derivative assets and liabilities at December 31, 2014

	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Assets
Futures contracts
Counterparty C	$2,697,244	$(898,740)	$1,798,504
Counterparty D	3,682,388	(2,973,691)	708,697
Total futures contracts	6,379,632	(3,872,431)	2,507,201

Forward currency contracts
Counterparty G	1,085,849	(1,019,468)	66,381

Total assets	$7,465,481	$(4,891,899)	$2,573,582

	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Liabilities
Forward currency contracts
Counterparty H	$2,847,063	$(2,162,985)	$684,078

Total liabilities	$2,847,063	$(2,162,985)	$684,078

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)(4)

Counterparty C	$1,798,504	$-	$(1,798,504)	$-
Counterparty D	708,697	-	(708,697)	-
Counterparty G	66,381	-	(66,381)	-

Total	$2,573,582	$-	$(2,573,582)	$-
				(Continued)

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(3)(4)

Counterparty H	$684,078	$-	$(684,078)	$-

Total	$684,078	$-	$(684,078)	$-
				(Concluded)

(1) Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange. Collateral pledged includes both cash and U.S. Treasury notes held at each respective broker.

(2) Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets presented in the Statement of Financial Condition, for each respective counterparty.
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of
December 31, 2014.
(4) Net amount represents the amounts owed by the Trust to each counterparty as of December 31,
2014.

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

A significant portion of the Trust’s forward currency trading activities are cleared by Deutsche Bank AG (“DB”) and Morgan Stanley & Co. LLC (“MS”). The Trust’s concentration of credit risk associated with BB, DB or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition, plus the value of margin or collateral held by DB and MS. The amount of such credit risk was $17,283,089 and  $12,990,214 at March 31, 2015 and December 31, 2014, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three months ended March 31, 2015 and 2014. Profit share earned (from Unitholders' redemptions) is credited to the New Profit Memo Account as defined in the Trust’s Declaration of Trust and Trust Agreement (the “Trust Agreement”).

	Three months ended:
	March 31,		March 31,
	2015		2014
Profit share earned	$793		$-
Profit share accrued	251,776	(1)	-
Total profit share	$252,569		$-

(1) Included in “Other liabilities” in the Statements of Financial Condition.

5. RELATED PARTY TRANSACTIONS

The Trust pays all routine expenses, such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee's fees, the charges of an outside accounting services agency and the expenses of updating the Trust's Prospectus), as well as extraordinary costs. At March 31, 2015 and December 31, 2014, The Managing Owner is owed $61,408 and $0, respectively, from the Trust in connection with such expenses it has paid on the Trust’s behalf (and is included in “Due to Managing Owner” in the Statements of Financial Condition).

Series 1 Unitholders who redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the Managing Owner. There was no redemption charge payable at March 31, 2015 or December 31, 2014.

6. FINANCIAL HIGHLIGHTS

Per unit operating performance for Series 1, Series 2, Series 3 and Series 4 Units is calculated based on Unitholders’ Trust capital for each Series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of Units during the period. Weighted average number of Units for each Series is detailed below:

	Three months ended March 31,		Date of first issuance
	2015	2014

Series 1	195,757.461	259,165.587	July 23, 2001
Series 2	39.121	126.999	April 1, 2010
Series 3	14,376.229	18,947.809	September 1, 2009
Series 4	2,418.044	2,192.036	November 1, 2010

7. BROKERAGE AND CUSTODIAL FEES

For the three months ended March 31, 2015 and 2014, brokerage and custodial fees were as follows:

	Three months ending March 31,
	2015	2014

Brokerage fees	$ 3,473,391	$ 4,162,493
Custodial fees	33	89

Total	$ 3,473,424	$ 4,162,582

Per the Trust agreement, selling agents are prohibited from receiving amounts in excess of 9.5% of the gross offering proceeds of Series 1 units sold subsequent to August 12, 2009. During the three months ended March 31, 2015 and 2014, the Managing Owner rebated to the Trust for the benefit of all holders of Series 1 Units, all amounts that would have otherwise been due to selling agents but for the 9.5% cap. Further, in certain cases, there are Series 1 units that remain outstanding, where there is no longer a selling agent associated with such units. Beginning in August 2014, the Managing Owner rebated such amounts to the Trust for the benefit of all holders of Series 1 Units. The total amounts rebated to the Trust for both of these items for the three months ended March 31, 2015 and 2014 were $222,562 and $58,911, respectively. These rebates were included in “Brokerage and custodial fees” in the Statements of Operations.

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

During its operations for the three months ended March 31, 2015, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

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

Period ended March 31, 2015

Month Ending:	Total Trust Capital

March 31, 2015	$242,145,402
December 31, 2014	240,589,206

Three Months Ended
Change in Trust Capital	$1,556,196
Percent Change	0.65%

THREE MONTHS ENDED MARCH 31, 2015

The increase in the Trust’s net assets of $1,556,196 for the three months ended March 31, 2015 was attributable to net income after profit share of $13,184,460 and subscriptions of $1,710,422 which was partially offset by redemptions of $13,338,686.

Brokerage and custodial fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.  Brokerage and custodial fees for the three months ended March 31, 2015 decreased $689,158 relative to the corresponding period in 2014 due to a decrease in the Trust’s net assets.

Administrative expenses for the three months ended March 31, 2015 decreased $59,925 relative to the corresponding period in 2014. The decrease was due mainly to a decrease in the Trust's net assets during the three months ended March 31, 2015 relative to the corresponding period in 2014.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian.  Interest income for the three months ended March 31, 2015 decreased $6,790 relative to the corresponding period in 2014. This decrease was due predominantly to a decrease in average net assets during the three months ended March 31, 2015.

The Trust experienced net realized and unrealized gains of $17,256,221 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage and custodial fees of $3,473,424, administrative expenses of $307,064, custody fees and other expenses of $13,339 and management fees of $98,177 were incurred. The Trust’s gains achieved from trading operations, in addition to interest income of $72,812, were partially offset the Trust's expenses and profit share of $252,569, resulting in net income after profit share to the Managing Owner of $13,184,460. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	1.21%
Energies	0.00%
Grains	(0.31)%
Interest rates	3.41%
Livestock	0.04%
Metals	0.05%
Softs	0.23%
Stock indices	2.78%

Trading gain	7.41%

MANAGEMENT DISCUSSION – 2015

Three months ended March 31, 2015

Solid first quarter performance was led by gains from trading of financial markets—interest rate and equity futures, and currency forwards.  Commodity futures trading was nearly flat as losses from trading grain futures were countered by gains from trading soft, metal and livestock futures.

The European Central Bank’s historic Quantitative easing announcement, several easing moves by the People’s Bank of China and more than 20 other official interest rate reductions led to sharp gains on long positions in U.S. interest rate futures across the yield curve.  Long positions in German, Italian, French, Canadian and Australian notes and bonds also registered profits.  A long position in short-term sterling rates was profitable as events suggested that any tightening of U.K. monetary policy would be delayed.

The more accommodative monetary policy environment and some improvement in growth indicators for Europe led to gains on long positions in Continental European, Chinese, Hong Kong, Japanese and Australian equity futures. On the other hand, a short Korean kospi futures trade was unprofitable. Meanwhile, U.S. equity futures, after reaching record levels, stagnated in the wake of the stronger dollar, disappointing earnings reports, and a first quarter growth slowdown.

Currency markets were volatile during the quarter, although a solid U.S. economic outlook, generally higher relative interest rates, and some safe haven cachet underpinned the U.S. dollar. Still, a tentative Russia/ Ukraine ceasefire and temporary bouts of sanity around the Greek crisis periodically took some steam out of the dollar. Overall, long dollar positions versus the euro, Czech koruna, Swedish krona, Turkish lira, Brazilian real and Canadian dollar were profitable. On the other hand, a long dollar/short Swiss franc trade sustained a large loss when, on January 15th, the Swiss National Bank unexpectedly ended the franc’s peg to the euro and the franc soared 15%. Long dollar trades against the South African, Norwegian and New Zealand currencies produced small losses.

Grain prices recovered a bit after the USDA projected a reduction in planting acreage for the current crop year. Consequently, short wheat positions, and to a lesser extent trading of corn, soybeans, soybean meal and bean oil produced minor losses.  Coffee and sugar prices continued to fall and short positions in both were profitable.  A short hog trade was marginally positive.

Energy trading was flat as the gains from short WTI crude and natural gas positions offset the losses from short Brent crude, heating oil and London gas oil trades.  Metal trading was also nearly flat with gains from short aluminum, silver and nickel positions and trading of gold marginally outpacing the losses from short copper, zinc and platinum positions and trading of palladium.

Period ended March 31, 2014

Month Ending:	Total Trust Capital

March 31, 2014	$258,327,625
December 31, 2013	288,237,729

Three Months Ended
Change in Trust Capital	$(29,910,104)
Percent Change	(10.38)%

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

CONTRACTUAL OBLIGATIONS

The Trust does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Trust’s sole business is trading futures, forward currency, spot, option and swap contracts, both long (contracts to buy) and short (contacts to sell). The Trust may also engage in trading swaps. All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Trust for less than four months before being offset or rolled over into new contracts with similar maturities. The Trust’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Trust’s open futures and forward currency contracts, both long and short, at March 31, 2015.

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

The Trust's Trading Value at Risk in Different Market Sectors

The following table indicates average trading Value at Risk associated with the Trust's open positions by market category for the quarter ended March 31, 2015. During the three months ended March 31, 2015, the Trust's average total capitalization was approximately $244,000,000.

Sector	Average value at risk	% of Average Capitalization	High value at risk	Low value at risk
Currencies	$7.4	3.1%	7.4	7.4
Energies	2.3	0.9%	2.3	2.3
Grains	0.7	0.3%	0.7	0.7
Interest rates	6.4	2.6%	6.4	6.4
Livestock	0.1	0.0%	0.1	0.1
Metals	2.8	1.1%	2.8	2.8
Softs	0.5	0.2%	0.5	0.5
Stock indices	12.2	5.0%	12.2	12.2
	$32.4	13.2%

Average, Value at Risk amounts relate to the quarter-end amounts for the three months ended March 31, 2015. Average capitalization is the average of the Trust's approximate capitalization at the end of each of the three months ended March 31, 2015. Dollar amounts represent millions of dollars.

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

ITEM 4. CONTROLS AND PROCEDURES

The Managing Owner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Trust as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the Managing Owner’s internal controls over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Managing Owner’s internal controls over financial reporting with respect to the Trust.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors as previously disclosed in Form 10-K, filed March 30, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS

(a)	There have been no sales of unregistered securities of the Trust during the three months ended March 31, 2015

(c)

Pursuant to the Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding and Units are not reissued once redeemed.

The following table summarizes the redemptions by Unitholders during the three months ended March 31, 2015.

	Series 1		Series 3
Date of Redemption	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit

January 31, 2015	2,395.616	$1,084.07	9.888	$1,331.34
February 28, 2015	6,291.586	1,083.90	158.320	1,335.07
March 31, 2015	3,136.956	1,131.05	107.980	1,385.78
Total	11,824.158		276.188

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
Managing Owner

Date: May 14, 2015
/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)