Form 10-Q
period 2015-06-30
GLOBAL MACRO TRUST
filed 2015-08-13
CIK 1145765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:   June 30, 2015

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
For the three and six months ended June 30, 2015 and 2014 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Trust Capital (c)	8
Statements of Financial Highlights (b)	10
Notes to the Financial Statements	12

(a) At June 30, 2015 and December 31, 2014 (unaudited)
(b) For the three and six months ended June 30, 2015 and 2014 (unaudited)
(c) For the six months ended June 30, 2015 and 2014 (unaudited)

Global Macro Trust
Statements of Financial Condition (UNAUDITED)

	June 30, 2015	December 31, 2014
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes – at fair value
(amortized cost $37,337,863 and $27,555,881)	$37,342,502	$27,560,017
Net unrealized appreciation on open futures and
forward currency contracts	1,422,076	2,573,582
Due from brokers	117,194	6,118,430
Cash denominated in foreign currencies (cost $3,302,170
and $2,849,059)	3,241,244	2,621,704
Total equity in trading accounts	42,123,016	38,873,733

INVESTMENTS IN U.S. TREASURY NOTES – at fair value
(amortized cost $165,964,096 and $190,875,374)	166,009,516	190,874,789
CASH AND CASH EQUIVALENTS	13,293,927	16,954,930
ACCRUED INTEREST RECEIVABLE	144,638	188,240
TOTAL	$221,571,097	$246,891,692

LIABILITIES AND TRUST CAPITAL
LIABILITIES:
Subscriptions by Unitholders received in advance	$252,900	$470,000
Net unrealized depreciation on open futures and forward currency contracts	880,750	684,078
Due to Managing Owner	51,624	-
Accrued brokerage and custodial fees	1,061,166	1,188,401
Accrued management fees	30,941	30,904
Redemptions payable to Unitholders	3,331,029	2,807,481
Redemption payable to Managing Owner	-	719,598
Accrued expenses	195,558	190,677
Cash denominated in foreign currencies (cost $0 and $195,152)	-	211,347
Due to brokers	1,243,122	-
Total liabilities	7,047,090	6,302,486

TRUST CAPITAL:
Managing Owner interest (5,298.485 and 5,128.014 units outstanding)	5,478,369	5,496,789
Series 1 Unitholders (180,910.775 and 199,292.051 units outstanding)	187,052,414	213,611,159
Series 2 Unitholders (39.121 and 39.121 units outstanding)	50,094	50,872
Series 3 Unitholders (14,130.742 and 13,848.201 units outstanding)	18,323,050	18,216,525
Series 4 Unitholders (2,506.732 and 2,216.197 units outstanding)	3,620,080	3,213,861
Total trust capital	214,524,007	240,589,206

TOTAL	$221,571,097	$246,891,692

NET ASSET VALUE PER UNIT OUTSTANDING:
Series 1 Unitholders	$1,033.95	$1,071.85
Series 2 Unitholders	$1,280.49	$1,300.38
Series 3 Unitholders	$1,296.68	$1,315.44
Series 4 Unitholders	$1,444.14	$1,450.17

See notes to financial statements (unaudited)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
June 30, 2015

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	0.03%	$62,947
Grains	0.44	944,670
Interest rates
2 Year U.S. Treasury Note (966 contracts, settlement date September 2015)	0.16	343,155
5 Year U.S. Treasury Note (623 contracts, settlement date September 2015)	0.03	71,500
30 Year U.S. Treasury Bond (11 contracts, settlement date September 2015)	0.01	10,813
Other interest rates	0.28	596,316
Total interest rates	0.48	1,021,784

Livestock	(0.00)	(810)
Metals	(0.99)	(2,121,689)
Softs	0.04	88,060
Stock indices	(1.31)	(2,803,866)
Total long futures contracts	(1.31)	(2,808,904)

Short futures contracts:
Energies	(0.00)	(1,509)
Grains	(0.27)	(583,552)
Interest rates	(0.02)	(37,333)
Livestock	0.06	118,220
Metals	1.65	3,552,405
Softs	(0.00)	(3,238)
Stock indices	(0.08)	(169,645)
Total short futures contracts	1.34	2,875,348
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	0.03	66,444

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.02)	(43,825)
Total short forward currency contracts	0.24	518,707
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	0.22	474,882

TOTAL	0.25%	$541,326

		(Continued)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
June 30, 2015
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$52,260,000	U.S. Treasury notes, 0.250%, 07/15/2015	24.36%	$52,264,083
47,220,000	U.S. Treasury notes, 0.250%, 09/15/2015	22.02	47,243,057
53,100,000	U.S. Treasury notes, 0.375%, 04/30/2016	24.78	53,148,744
50,710,000	U.S. Treasury notes, 0.250%, 05/15/2016	23.63	50,696,134
	Total investments in U.S. Treasury notes
	(amortized cost $203,301,959)	94.79%	$203,352,018

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2014

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Grains	(0.11)%	$(252,629)
Interest rates:
5 Year U.S. Treasury Note (772 contracts, settlement date March 2015)	0.01	23,242
30 Year U.S. Treasury Bond (62 contracts, settlement date March 2015)	0.03	81,500
Other interest rates	0.48	1,162,658
Total interest rates	0.52	1,267,400

Livestock	(0.01)	(19,440)
Metals	(0.76)	(1,849,278)
Softs	0.00	5,670
Stock indices	0.37	871,263
Total long futures contracts	0.01	22,986
Short futures contracts:
Energies	0.30	731,816
Interest rates	(0.10)	(235,011)
Livestock	0.03	65,050
Metals	0.50	1,207,429
Softs	0.23	548,958
Stock indices	0.07	165,973
Total short futures contracts	1.03	2,484,215
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	1.04	2,507,201
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.71)	(1,717,870)
Total short forward currency contracts	0.46	1,100,173
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	(0.25)	(617,697)

TOTAL	0.79%	$1,889,504

		(Continued)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2014
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$68,100,000	U.S. Treasury notes, 0.375%, 03/15/2015	28.32%	$68,149,213
50,710,000	U.S. Treasury notes, 0.250%, 05/15/2015	21.09	50,747,636
52,260,000	U.S. Treasury notes, 0.250%, 07/15/2015	21.74	52,296,745
47,220,000	U.S. Treasury notes, 0.250%, 09/15/2015	19.64	47,241,212
	Total investments in U.S. Treasury notes
	(amortized cost $218,431,255)	90.79%	$218,434,806

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Statements of Operations (UNAUDITED)

	For the three months ended
	June 30, 2015	June 30, 2014
INVESTMENT INCOME:
Interest income	$110,796	$73,713

EXPENSES:
Brokerage and custodial fees	3,189,455	3,920,511
Administrative expenses	303,450	357,355
Custody fees and other expenses	14,036	13,997
Management fees	95,544	105,669
Total expenses	3,602,485	4,397,532

NET INVESTMENT LOSS	(3,491,689)	(4,323,819)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(12,506,530)	19,714,871
Foreign exchange translation	(93,107)	37,472
Net change in unrealized:
Futures and forward currency contracts	(4,109,646)	3,923,241
Foreign exchange translation	(13,831)	(10,883)
Net gains from U.S. Treasury notes:
Realized	11,004	2,681
Net change in unrealized	1,661	5,926
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)	(16,710,449)	23,673,308

NET INCOME (LOSS)	$(20,202,138)	$19,349,489
LESS PROFIT SHARE TO MANAGING OWNER	(247,926)	-
NET INCOME (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER	$(19,954,212)	$19,349,489

NET INCOME (LOSS) PER UNIT OUTSTANDING
Series 1 Unitholders	$(97.10)	$71.85
Series 2 Unitholders	$(88.77)	$98.11
Series 3 Unitholders	$(89.10)	$99.85
Series 4 Unitholders	$(110.62)	$114.49

		(Continued)

Global Macro Trust
Statements of Operations (UNAUDITED)

	For the six months ended
	June 30, 2015	June 30, 2014
INVESTMENT INCOME:
Interest income	$183,608	$153,315

EXPENSES:
Brokerage and custodial fees	6,662,879	8,083,093
Administrative expenses	610,514	724,344
Custody fees and other expenses	27,375	32,607
Management fees	193,721	213,625
Total expenses	7,494,489	9,053,669

NET INVESTMENT LOSS	(7,310,881)	(8,900,354)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	2,007,968	29,867,133
Foreign exchange translation	(354,154)	(45,861)
Net change in unrealized:
Futures and forward currency contracts	(1,348,178)	370,163
Foreign exchange translation	182,624	(8,304)
Net gains from U.S. Treasury notes:
Realized	11,004	7,837
Net change in unrealized	46,508	6,302
TOTAL NET REALIZED AND UNREALIZED GAINS	545,772	30,197,270

NET INCOME (LOSS)	$(6,765,109)	$21,296,916
LESS PROFIT SHARE TO MANAGING OWNER	4,643	-
NET INCOME (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER	$(6,769,752)	$21,296,916

NET INCOME (LOSS) PER UNIT OUTSTANDING
Series 1 Unitholders	$(37.90)	$77.69
Series 2 Unitholders	$(19.89)	$116.86
Series 3 Unitholders	$(18.76)	$119.50
Series 4 Unitholders	$(6.03)	$141.75

See notes to financial statements (unaudited)		(Concluded)

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the six months ended June 30, 2015:
									New Profit
	Series 1 Unitholders		Series 2 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2015	$213,611,159	199,292.051	$50,872	39.121	$18,216,525	13,848.201	$3,213,861	2,216.197	$-	-	$5,496,789	5,128.014	$240,589,206
Subscriptions	1,845,553	1,700.341	-	-	1,397,691	1,050.567	426,286	290.535	4,643	4.220	-	-	3,674,173
Redemptions	(21,942,310)	(20,270.671)	-	-	(1,027,310)	(768.026)	-	-	-	-	-	-	(22,969,620)
Addt'l units allocated *	-	189.054	-	-	-	-	-	-	-	0.039	-	166.212	-
Net loss	(6,461,988)	-	(778)	-	(259,213)	-	(20,067)	-	(220)	-	(22,843)	-	(6,765,109)
Profit share to Managing Owner:	-	-	-	-	(4,643)	-	-	-	-	-	-	-	(4,643)
Trust capital at
June 30, 2015	$187,052,414	180,910.775	$50,094	39.121	$18,323,050	14,130.742	$3,620,080	2,506.732	$4,423	4.259	$5,473,946	5,294.226	$214,524,007

Net asset value per unit outstanding
at June 30, 2015:	$1,033.95		$1,280.49		$1,296.68		$1,444.14

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and the Managing Owner.													(Continued)

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the six months ended June 30, 2014:
									New Profit
	Series 1 Unitholders		Series 2 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2014	$257,057,401	269,666.902	$156,016	139.796	$21,885,706	19,432.989	$2,305,510	1,906.624	$-	-	$6,833,096	7,168.282	$288,237,729
Subscriptions	552,000	566.545	-	-	209,000	185.671	424,977	352.993	-	-	-	-	1,185,977
Redemptions	(51,243,359)	(52,776.559)	(118,925)	(100.675)	(3,717,664)	(3,186.294)	(98,056)	(78.199)	-	-	-	-	(55,178,004)
Addt'l units allocated *	-	253.230	-	-	-	-	-	-	-	-	-	236.862	-
Net income	18,077,161	-	11,141	-	2,092,964	-	314,587	-	-	-	801,063	-	21,296,916
Trust capital at
June 30, 2014	$224,443,203	217,710.118	$48,232	39.121	$20,470,006	16,432.366	$2,947,018	2,181.418	$-	-	$7,634,159	7,405.144	$255,542,618

Net asset value per unit outstanding
at June 30, 2014:	$1,030.93		$1,232.89		$1,245.71		$1,350.96

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and the Managing Owner.

See notes to financial statements (unaudited)													(Concluded)

Global Macro Trust
Statements of Financial Highlights (UNAUDITED)

For the three months ended June 30:	2015				2014
	Series 1	Series 2	Series 3	Series 4	Series 1	Series 2	Series 3	Series 4

Net income (loss) from operations:
Net investment loss	$ (18.09)	$ (9.31)	$ (8.58)	$ (2.14)	$ (18.01)	$ (9.06)	$ (8.53)	$ (2.67)
Net realized and unrealized gains (losses) on trading of futures and forward currency contracts	(79.08)	(96.63)	(97.79)	(108.55)	89.83	107.11	108.34	117.13
Net gains from U.S. Treasury obligations	0.07	0.06	0.07	0.07	0.03	0.06	0.04	0.03
Profit share allocated to Managing Owner	0.00	17.11	17.20	0.00	0.00	0.00	0.00	0.00
Net income (loss) per unit	$ (97.10)	$ (88.77)	$ (89.10)	$ (110.62)	$ 71.85	$ 98.11	$ 99.85	$ 114.49

Net asset value per unit, beginning of period	1,131.05	1,369.26	1,385.78	1,554.76	959.08	1,134.78	1,145.86	1,236.47

Net asset value per unit, end of period	$ 1,033.95	$ 1,280.49	$ 1,296.68	$ 1,444.14	$ 1,030.93	$ 1,232.89	$ 1,245.71	$ 1,350.96

Total return and ratios for the three months ended June 30:	2015				2014
	Series 1	Series 2	Series 3	Series 4	Series 1	Series 2	Series 3	Series 4

RATIOS TO AVERAGE CAPITAL:

Net investment loss (a)	(6.79)%	(2.84)%	(2.59)%	(0.58)%	(7.16)%	(3.05)%	(2.82)%	(0.81)%

Total expenses (a)	6.99%	3.04%	2.79%	0.78%	7.27%	3.16%	2.93%	0.92%
Profit share allocation (b)	0.00	(1.31)	(1.30)	0.00	0.00	0.00	0.00	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	6.99%	1.73%	1.49%	0.78%	7.27%	3.16%	2.93%	0.92%

Total return before profit share allocation (b)	(8.58)%	(7.79)%	(7.73)%	(7.11)%	7.49%	8.65%	8.71%	9.26%
Less: Profit share allocation (b)	0.00	(1.31)	(1.30)	0.00	0.00	0.00	0.00	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	(8.58)%	(6.48)%	(6.43)%	(7.11)%	7.49%	8.65%	8.71%	9.26%

(a) annualized
(b) not annualized								(Continued)

Global Macro Trust
Statements of Financial Highlights (UNAUDITED)

For the six months ended June 30:	2015				2014
	Series 1	Series 2	Series 3	Series 4	Series 1	Series 2	Series 3	Series 4

Net income (loss) from operations:
Net investment loss	$ (36.85)	$ (19.10)	$ (17.64)	$ (4.62)	$ (34.99)	$ (17.82)	$ (16.65)	$ (5.31)
Net realized and unrealized gains (losses) on trading of futures and forward currency contracts	(1.32)	(1.10)	(1.12)	(1.75)	112.63	134.61	136.09	147.00
Net gains from U.S. Treasury obligations	0.27	0.31	0.32	0.34	0.05	0.07	0.06	0.06
Profit share allocated to Managing Owner	0.00	0.00	(0.32)	0.00	0.00	0.00	0.00	0.00
Net income (loss) per unit	$ (37.90)	$ (19.89)	$ (18.76)	$ (6.03)	$ 77.69	$ 116.86	$ 119.50	$ 141.75

Net asset value per unit, beginning of period	1,071.85	1,300.38	1,315.44	1,450.17	953.24	1,116.03	1,126.21	1,209.21

Net asset value per unit, end of period	$ 1,033.95	$ 1,280.49	$ 1,296.68	$ 1,444.14	$ 1,030.93	$ 1,232.89	$ 1,245.71	$ 1,350.96

Total return and ratios for the six months ended June 30:	2015				2014
	Series 1	Series 2	Series 3	Series 4	Series 1	Series 2	Series 3	Series 4

RATIOS TO AVERAGE CAPITAL:

Net investment loss (a)	(6.81)%	(2.89)%	(2.64)%	(0.62)%	(7.16)%	(3.10)%	(2.84)%	(0.84)%

Total expenses (a)	6.97%	3.05%	2.79%	0.78%	7.27%	3.21%	2.96%	0.95%
Profit share allocation (b)	0.00	0.00	0.02	0.00	0.00	0.00	0.00	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	6.97%	3.05%	2.81%	0.78%	7.27%	3.21%	2.96%	0.95%

Total return before profit share allocation (b)	(3.54)%	(1.53)%	(1.41)%	(0.42)%	8.15%	10.47%	10.61%	11.72%
Profit share allocation (b)	0.00	0.00	0.02	0.00	0.00	0.00	0.00	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	(3.54)%	(1.53)%	(1.43)%	(0.42)%	8.15%	10.47%	10.61%	11.72%

(a) annualized
(b) not annualized

See notes to financial statements (unaudited)								(Concluded)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Global Macro Trust’s (the “Trust”) financial condition at June 30, 2015 and December 31, 2014 (unaudited) and the results of its operations for the three and six months ended June 30, 2015 and 2014 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2014. The December 31, 2014 information has been derived from the audited financial statements as of December 31, 2014.

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

Cash Instruments – The Trust’s cash instruments are generally classified within Level 1 of the fair value hierarchy, because they are typically valued using quoted market prices. The types of instruments valued based on quoted market prices in active markets include U.S. government obligations and an investment in a quoted short-term U.S. government securities money market fund. Millburn Ridgefield Corporation, does not adjust the quoted price for such instruments even in situations where the Trust holds a large position and a sale could reasonably impact the quoted price.

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

During the three and six months ended June 30, 2015 and 2014, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Trust’s investments by hierarchical level as of June 30, 2015 and December 31, 2014 in valuing the Trust’s investments at fair value. At June 30, 2015 and December 31, 2014, the Trust held no assets or liabilities classified in Level 3.

Financial Assets and Liabilities at Fair Value as of June 30, 2015

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$203,352,018	$-	$203,352,018
Short-term money market fund*	13,183,723	-	13,183,723
Exchange-traded futures contracts
Energies	61,438	-	61,438
Grains	361,118	-	361,118
Interest rates	984,451	-	984,451
Livestock	117,410	-	117,410
Metals	1,430,716	-	1,430,716
Softs	84,822	-	84,822
Stock indices	(2,973,511)	-	(2,973,511)

Total exchange-traded futures contracts	66,444	-	66,444

Over-the-counter forward currency contracts	-	474,882	474,882

Total futures and forward currency contracts (2)	66,444	474,882	541,326

Total financial assets at fair value	$216,602,185	$474,882	$217,077,067

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$37,342,502
Investments in U.S. Treasury notes held in custody			166,009,516
Total investments in U.S. Treasury notes			$203,352,018

(2)
Net unrealized appreciation on open futures and forward currency contracts			$1,422,076
Net unrealized depreciation on open futures and forward currency contracts			(880,750)
Total unrealized appreciation on open futures and forward currency contracts			$541,326

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

 Financial Assets and Liabilities at Fair Value as of December 31, 2014

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$218,434,806	$-	$218,434,806
Short-term money market fund*	16,785,518	-	16,785,518
Exchange-traded futures contracts
Energies	731,816	-	731,816
Grains	(252,629)	-	(252,629)
Interest rates	1,032,389	-	1,032,389
Livestock	45,610	-	45,610
Metals	(641,849)	-	(641,849)
Softs	554,628	-	554,628
Stock indices	1,037,236	-	1,037,236

Total exchange-traded futures contracts	2,507,201	-	2,507,201

Over-the-counter forward currency contracts	-	(617,697)	(617,697)

Total futures and forward currency contracts (2)	2,507,201	(617,697)	1,889,504

Total financial assets at fair value	$237,727,525	$(617,697)	$237,109,828

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$27,560,017
Investments in U.S. Treasury notes held in custody			190,874,789
Total investments in U.S. Treasury notes			$218,434,806

(2)
Net unrealized appreciation on open futures and forward currency contracts			$2,573,582
Net unrealized depreciation on open futures and forward currency contracts			(684,078)
Total unrealized appreciation on open futures and forward currency contracts			$1,889,504

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

The Trust engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Trust at June 30, 2015, by market sector:

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

See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional derivative-related information.

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at June 30, 2015 and December 31, 2014. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at June 30, 2015

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$91,706	$(28,759)	$19,156	$(20,665)	$61,438
Grains	944,670	-	-	(583,552)	361,118
Interest rates	1,335,731	(313,947)	-	(37,333)	984,451
Livestock	-	(810)	118,220	-	117,410
Metals	16,700	(2,138,389)	3,555,999	(3,594)	1,430,716
Softs	88,120	(60)	88,616	(91,854)	84,822
Stock indices	183,026	(2,986,892)	1,205	(170,850)	(2,973,511)

Total futures contracts	2,659,953	(5,468,857)	3,783,196	(907,848)	66,444

Forward currency contracts	1,366,811	(1,410,636)	1,282,748	(764,041)	474,882

Total futures and
forward currency contracts	$4,026,764	$(6,879,493)	$5,065,944	$(1,671,889)	$541,326

Fair Value of Futures and Forward Currency Contracts at December 31, 2014

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$-	$-	$762,163	$(30,347)	$731,816
Grains	400	(253,029)	-	-	(252,629)
Interest rates	2,130,457	(863,057)	-	(235,011)	1,032,389
Livestock	3,090	(22,530)	65,050	-	45,610
Metals	17,174	(1,866,452)	1,245,270	(37,841)	(641,849)
Softs	6,540	(870)	564,493	(15,535)	554,628
Stock indices	1,359,895	(488,632)	225,100	(59,127)	1,037,236

Total futures contracts	3,517,556	(3,494,570)	2,862,076	(377,861)	2,507,201

Forward currency contracts	664,940	(2,382,810)	2,583,894	(1,483,721)	(617,697)

Total futures and
forward currency contracts	$4,182,496	$(5,877,380)	$5,445,970	$(1,861,582)	$1,889,504

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three and six months ended June 30, 2015 and 2014 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below:

Trading gains (losses) of futures and forward currency contracts for the three and six months ended June 30, 2015 and 2014

	Three months ended:	Three months ended:	Six months ended:	Six months ended:
Sector	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Futures contracts:
Energies	$(5,079,204)	$1,640,357	$(5,195,443)	2,395,398
Grains	(243,943)	(1,277,464)	(1,048,308)	670,216
Interest rates	(6,483,289)	11,156,622	1,540,774	18,497,949
Livestock	36,900	380,730	112,350	901,900
Metals	723,201	(5,322)	804,993	(3,523,746)
Softs	(189,977)	(33,479)	302,585	342,619
Stock indices	(1,093,538)	7,620,895	5,618,368	6,622,926

Total futures contracts	(12,329,850)	19,482,339	2,135,319	25,907,262

Forward currency contracts	(4,286,326)	4,155,773	(1,475,529)	4,330,034

Total futures and forward currency contracts	$(16,616,176)	$23,638,112	$659,790	$30,237,296

The following table presents average notional value by sector in U.S. dollars of open futures and forward currency contracts for the six months ended June 30, 2015 and 2014. The Trust’s average net asset value for the six months ended June 30, 2015 and 2014 was approximately $235,000,000 and $270,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the six months ended June 30, 2015 and 2014

	2015		2014
Sector	Long Positions	Short Positions	Long Positions	Short Positions

Futures contracts:
Energies	$2,400,698	$17,352,451	$97,373,744	$36,406,136
Grains	7,157,217	5,819,582	29,147,987	23,432,606
Interest rates	366,332,156	32,040,926	732,531,561	41,098,318
Livestock	521,297	1,398,047	8,647,473	4,181,503
Metals	2,134,616	27,001,221	46,001,145	14,709,717
Softs	1,229,307	5,988,522	7,979,720	7,584,115
Stock indices	179,734,210	8,874,210	289,972,260	2,342,968

Total futures
contracts	559,509,501	98,474,959	1,211,653,890	129,755,363

Forward currency
contracts	78,351,852	84,906,976	337,517,843	28,057,003

Total average
notional	$637,861,353	$183,381,935	$1,549,171,733	$157,812,366

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at June 30, 2015 and 2014. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the Managing Owner believes it is a more meaningful representation of notional values of the Trust’s open interest rate positions.

The customer agreements between the Trust, the futures clearing brokers including Deutsche Bank Securities Inc. (a wholly-owned subsidiary of Deutsche Bank AG), and J.P. Morgan Securities LLC., as well as the FX prime broker, Deutsche Bank AG, and the swap dealer, Morgan Stanley & Co., LLC, gives the Trust the legal right to net unrealized gains and losses on open futures and foreign currency contracts. The Trust netted, for financial reporting purposes, the unrealized gains and losses on open futures and forward currency contracts on the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” were met. The Trust ceased clearing trades through Barclays Capital Inc. and Barclays Bank PLC during June 2014 and October 2014, respectively.

On January 1, 2013, the Trust adopted Accounting Standard Update (“ASU”) 2011-11, “Disclosures about Offsetting Assets and Liabilities” and ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 and ASU 2013-01 did not have a significant impact on the Trust’s financial statements. The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition at June 30, 2015 and December 31, 2014.

Offsetting of derivative assets and liabilities at June 30, 2015

	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Assets
Futures contracts
Counterparty D	$5,157,931	$(4,388,686)	$769,245
Total futures contracts	5,157,931	(4,388,686)	769,245

Forward currency contracts
Counterparty G	2,038,847	(1,386,016)	652,831

Total assets	$7,196,778	$(5,774,702)	$1,422,076

	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Liabilities
Futures contracts
Counterparty C	$1,988,019	$(1,285,218)	$702,801
Total futures contracts	1,988,019	(1,285,218)	702,801

Forward currency contracts
Counterparty H	$788,661	$(610,712)	$177,949

Total liabilities	$2,776,680	$(1,895,930)	$880,750

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)(4)

Counterparty D	$769,245	$-	$(769,245)	$-
Counterparty G	652,831	-	-	652,831

Total	$1,422,076	$-	$(769,245)	$652,831
				(Continued)

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(3)(4)

Counterparty C	$702,801	$-	$(702,801)	$-
Counterparty H	177,949	-	(177,949)	-

Total	$880,750	$-	$(880,750)	$-
				(Concluded)

(1) Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange. Collateral pledged includes both cash and U.S. Treasury notes held at each respective counterparty.

(2) Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets presented in the Statement of Financial
Condition, for each respective counterparty.
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of June 30, 2015.
(4) Net amount represents the amounts owed by the Trust to each counterparty as of June 30, 2015.

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

(1) Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange. Collateral pledged includes both cash and U.S. Treasury notes held at each respective counterparty.

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

A significant portion of the Trust’s forward currency trading activities are cleared by Deutsche Bank AG (“DB”) and Morgan Stanley & Co. LLC (“MS”). The Trust’s concentration of credit risk associated with DB or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition, plus the value of margin or collateral held by DB and MS. The amount of such credit risk was $15,237,728 and  $12,990,214 at June 30, 2015 and December 31, 2014, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and six months ended June 30, 2015 and 2014. Profit share earned (from Unitholders' redemptions) is credited to the New Profit Memo Account as defined in the Trust’s Declaration of Trust and Trust Agreement (the “Trust Agreement”).

	Three months ended:
	June 30,	June 30,
	2015	2014
Profit share earned	$3,850	$0
Reversal of profit share	(251,776)	0
Profit share accrued	0	0
Total profit share	$(247,926)	$0

	Six months ended:
	June 30,	June 30,
	2015	2014
Profit share earned	$4,643	$0
Profit share accrued	0	0
Total profit share	$4,643	$0

5. RELATED PARTY TRANSACTIONS

The Trust pays all routine expenses, such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee's fees, the charges of an outside accounting services agency and the expenses of updating the Trust's Prospectus), as well as extraordinary costs. At June 30, 2015 and December 31, 2014, the Managing Owner is owed $51,624 and $0, respectively, from the Trust in connection with such expenses it has paid on the Trust's behalf (and is included in "Due to Managing Owner" in the Statements of Financial Condition).

Series 1 Unitholders who redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the Managing Owner. There was no redemption charge payable at June 30, 2015 or December 31, 2014.

6. FINANCIAL HIGHLIGHTS

Per unit operating performance for Series 1, Series 2, Series 3 and Series 4 Units is calculated based on Unitholders’ Trust capital for each Series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of Units during the period. Weighted average number of Units for each Series is detailed below:

	Three months ended June 30,		Six months ended June 30,		Date of first issuance
	2015	2014	2015	2014

Series 1	185,775.441	230,013.418	190,738.876	244,508.972	July 23, 2001
Series 2	39.121	81.742	39.121	104.245	April 1, 2010
Series 3	14,319.043	17,281.973	14,347.478	18,110.289	September 1, 2009
Series 4	2,488.441	2,187.635	2,453.437	2,189.823	November 1, 2010

7. BROKERAGE AND CUSTODIAL FEES

For the three and six months ended June 30, 2015 and 2014, brokerage and custodial fees were as follows:

	Three months ending June 30,		Six months ending June 30,
	2015	2014	2015	2014

Brokerage fees	$ 3,189,423	$ 3,920,450	$ 6,662,814	$ 8,082,943
Custodial fees	32	61	65	150

Total	$ 3,189,455	$ 3,920,511	$ 6,662,879	$ 8,083,093

Per the Trust agreement, selling agents are prohibited from receiving amounts in excess of 9.5% of the gross offering proceeds of Series 1 units sold subsequent to August 12, 2009. During the three and six months ended June 30, 2015 and 2014,  the Managing Owner rebated to the Trust for the benefit of all holders of Series 1 Units, all amounts that would have otherwise been due to selling agents but for the 9.5% cap. Further, in certain cases, there are Series 1 units that remain outstanding, where there is no longer a selling agent associated with such units. Beginning in August 2014, the Managing Owner rebated such amounts to the Trust for the benefit of all holders of Series 1 Units. The total amounts rebated to the Trust for both of these items,  included in “Brokerage and custodial fees” in the Statements of Operations, were as follows:

	Three months ending June 30,		Six months ending June 30,
	2015	2014	2015	2014

Brokerage fee rebates	$ 210,155	$ 75,545	$ 432,718	$ 134,456

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

The Trust trades futures, forwards and spot contracts, and may trade swap and options contracts, on interest rates, agricultural commodities, currencies, metals, energy and stock indices and forwards contracts on currencies. Risk arises from changes in the value of these contracts (market risk) and the potential inability of counterparties or brokers to perform under the terms of their contracts (credit risk). Market risk is generally to be measured by the face amount of the futures positions acquired and the volatility of the markets traded. The credit risk from counterparty non-performance associated with these instruments is the net unrealized gain, if any, on these positions plus the value of the margin or collateral held by the counterparty. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC transactions because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In most OTC transactions, on the other hand, traders must rely (typically but not universally) solely on the credit of their respective individual counterparties. Margins which may be subject to loss in the event of a default are generally required in exchange trading and counterparties may require margin or collateral in the OTC markets.

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

The financial instruments traded by the Trust contain varying degrees of off-balance sheet risk whereby changes in the market values of the futures, forwards, and spot contracts, or the Trust’s satisfaction of the obligations may exceed the amount recognized in the Statements of Financial Condition of the Trust.

Due to the nature of the Trust’s business, substantially all its assets are represented by cash, cash equivalents, and U.S. government obligations while the Trust maintains its market exposure through open futures, forwards and spot contract positions.

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

The Trust’s assets are generally held as cash or cash equivalents, including short-term U.S. government obligations, which are used to margin the Trust’s futures, forwards and spot currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Trust’s futures, forwards and spot trading, the Trust’s assets are highly liquid and are expected to remain so.

During its operations for the three and six months ended June 30, 2015, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

CRITICAL ACCOUNTING ESTIMATES

The Trust records its transactions in futures, forwards and spot contracts, including related income and expenses, on a trade date basis. Open futures contracts traded on an exchange are valued at fair value, which is based on the closing settlement price on the exchange where the futures contract is traded by the Trust on the day with respect to which net assets are being determined. Open spot currency contracts are valued based on the current Spot Price. Open forward currency contracts are recorded at fair value, based on pricing models that consider the Spot Price and Forward Point. Spot Prices and Forward Points for open forward currency contracts are generally based on the average midpoint of bid/ask quotations at the last second ending at 3:00 P.M. New York time provided by widely used quotation service providers on the day with respect to which net assets are being determined. Forward Points from the quotation service providers are generally in periods of one month, two months, three months, six months, nine months and twelve months forward while the contractual forward delivery dates for the forward currency contracts traded by the Trust may be in between these periods. The Managing Owner’s policy to determine fair value for forward currency contracts involves first calculating the Months to Maturity then identifying Forward Month Contracts. Linear interpolation is then performed between the dates of these two Forward Month Contracts to calculate the interpolated Forward Point. The Managing Owner will also compare the calculated price to the forward currency prices provided by dealers to determine whether the calculated price is fair and reasonable.

 RESULTS OF OPERATIONS

Due to the nature of the Trust’s trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Series 1 Units, which were initially issued simply as “Units” beginning in July 23, 2001, were the only Series of Units available prior to 2009. Series 2 Units were first issued on April 1, 2010, Series 3 Units were first issued on September 1, 2009 and Series 4 Units were first issued on November 1, 2010. The Trust’s past performance is not necessarily indicative of how it will perform in the future.

Periods ended June 30, 2015

Month Ending:		Total Trust Capital

June 30, 2015		$214,524,007
March 31, 2015		242,145,402
December 31, 2014		240,589,206

	Three Months ended	Six Months Ended
Change in Trust Capital	(27,621,395)	$(26,065,199)
Percent Change	(11.41)%	(10.83)%

THREE MONTHS ENDED JUNE 30, 2015

The decrease in the Trust’s net assets of $27,621,395 was attributable to net loss after profit share of $19,954,212 and redemptions of $9,630,934 which was partially offset by subscriptions of $1,963,751.

Brokerage and custodial fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.  Brokerage and custodial fees for the three months ended June 30, 2015 decreased $731,056 relative to the corresponding period in 2014 due to a decrease in the Trust’s net assets as well as an increase in brokerage fee rebates to the trust.

Administrative expenses for the three months ended June 30, 2015 decreased $53,905 relative to the corresponding period in 2014. The decrease was due mainly to a decrease in the Trust's net assets during the three months ended June 30, 2015 relative to the corresponding period in 2014.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian.  Interest income for the three months ended June 30, 2015 increased $37,083 relative to the corresponding period in 2014. This increase was due predominantly to an increase in interest rates during the three months ended June 30, 2015.

The Trust experienced net realized and unrealized losses of $16,710,449 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage and custodial fees of $3,189,455, administrative expenses of $303,450, custody fees and other expenses of $14,036 and management fees of $95,544,  were incurred. Interest income of $110,796 and the reversal of accrued profit share to the General Partner of $247,926 partially offset the Trust's expenses resulting in net loss after profit share to the General Partner of $19,954,212. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	(1.80)%
Energies	(2.07)%
Grains	(0.09)%
Interest rates	(2.73)%
Livestock	0.04%
Metals	0.36%
Softs	(0.06)%
Stock indices	(0.60)%

Trading loss	(6.95)%

SIX MONTHS ENDED JUNE 30, 2015

The decrease in the Trust’s net assets of $26,065,199 was attributable to net loss after profit share of $6,769,752 and redemptions of $22,969,620 which was partially offset by subscriptions of $3,674,173.

Brokerage and custodial fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.  Brokerage and custodial fees for the six months ended June 30, 2015 decreased $1,420,214 relative to the corresponding period in 2014 due to a decrease in the Trust’s net assets as well as an increase in brokerage fee rebates to the trust.

Administrative expenses for the six months ended June 30, 2015 decreased $113,830 relative to the corresponding period in 2014. The decrease was due mainly to a decrease in the Trust's net assets during the six months ended June 30, 2015 relative to the corresponding period in 2014.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian.  Interest income for the six months ended June 30, 2015 increased $30,293 relative to the corresponding period in 2014.  This increase was due predominantly to an increase in interest rates during the six months ended June 30, 2015 relative to the corresponding period in 2014.

The Trust experienced net realized and unrealized gains of $545,772 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage and custodial fees of $6,662,879, administrative expenses of $610,514, custody fees and other expenses of $27,375,  management fees of $193,721 and an accrued profit share to the General Partner of $4,643 were incurred. Interest income of $183,608 partially offset the Trust's expenses resulting in net loss after profit share to the General Partner of $6,769,752. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	(0.65)%
Energies	(2.12)%
Grains	(0.45)%
Interest rates	0.54%
Livestock	0.03%
Metals	0.36%
Softs	0.12%
Stock indices	2.11%

Trading loss	(0.06)%

MANAGEMENT DISCUSSION –2015

Three months ended June 30, 2015

The Trust sustained a loss as a number of profitable, consensus trades from the first quarter proved unprofitable in the second quarter. Long positions in interest rate futures, equity futures, and U.S. dollar forwards and short euro currency trades were unprofitable. Short energy futures trades were unprofitable as well. On the other hand, trading of metal futures was profitable, while trading of soft and agricultural commodities was nearly flat.

The sanguine attitude towards Greece from the first quarter became a second quarter ebb and flow of meetings, proposals, information and recriminations around the Greek crisis, culminating in the imposition of capital controls; a week-long bank holiday; and a nationwide referendum that rattled equity, bond and currency markets. The U.S. economy rebounded from its poor first quarter performance, although inflation and wages did not register explicit improvements. Consequently, the on-again, off-again prospects for a Federal Reserve rate increase added to market anxiety. Finally, uncertainty about China’s growth prospects were compounded late in the period by the sudden, precipitous collapse in Chinese equity markets.

The price of German, French, and Italian note and bond futures, which had risen precipitously in the wake of the European Central Bank’s quantitative easing program, reversed course abruptly, driving rates sharply higher as analysts questioned the extraordinarily low levels they had reached particularly as EU economic data was improving and the Greek situation seemed to defy solution. Consequently, long positions in Continental European note and bond futures were unprofitable. Though the path was not a straight line partly due to reduced global bond market liquidity, better U.S. economic news pushed U.S. interest rates higher, producing losses from long positions in U.S. note and bond futures. Long positions in Japanese bond futures, U.K. bond futures, and short sterling futures also registered losses. Long positions in U.S. 2-year notes and short term euro dollar futures did register small gains.

The path of equity prices during the quarter was uneven across time and markets. Equity futures were buffeted in a positive way by improving economic data from the U.S. and Europe, and in a negative way by the unfolding Greek tragedy; by economic growth concerns and wild swings in equity markets in China that prompted a Bank of China rate cut; and by worries about the timing of possible Fed rate increases. In the end, the negative influences carried the day. Long positions in European, British, Canadian, Australian, Korean and Taiwanese equity futures posted losses, especially in June. Meanwhile, long positions in Chinese, Hong Kong and Japanese futures remained profitable even after posting losses in May and June. As volatility spiked in June, the gain from a short VIX position was pared back.

Currency trading was also volatile during the quarter. In April and early May, poor results from the U.S. first quarter GDP report raised the likelihood that an anticipated Federal Reserve interest rate increase would be delayed. Consequently, long dollar positions registered losses and were reduced or reversed. Later on, the U.S. dollar steadied as U.S. economic data recovered and as the situations in China and Greece deteriorated. On balance, trading the U.S. dollar against the currencies of Australia, the U.K., Canada, Brazil, Chile, Columbia, Czech Republic, Sweden, and Korea was unprofitable. Short euro trades versus several currencies were also unprofitable. The gain from a long U.S. dollar/short Japanese yen trade provided a partial offset.

Energy prices moved higher in April amid signs of a growth improvement in Europe and a weakening dollar. Consequently, short positions in crude oil, crude oil products and natural gas generated losses and were scaled back.

Short positions in aluminum, copper, palladium, platinum, and silver were profitable, particularly in May and June, as China’s slowdown and equity turmoil led to reduced demand and some increased supplies on world markets. Increased palladium and platinum production from South Africa also weighed on prices. Meanwhile, a sharp swing in the price of zinc led to a loss on a long position, and trading of gold was also unprofitable.

Grain prices, which have been falling rather persistently, rose somewhat late in the period as heavy rains in the U.S. threatened to delay harvests of some crops and planting of others. Consequently, losses on short corn and wheat positions outweighed the gains from long soybean and soybean meal trades.

The loss on a short sugar trade slightly outweighed the gains from a long cocoa position and a short coffee trade.

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

The more accommodative monetary policy environment and some improvement in growth indicators for Europe led to gains on long positions in Continental European, Chinese, Hong Kong, Japanese, and Australian equity futures. On the other hand, a short Korean kospi futures trade was unprofitable. Meanwhile, U.S. equity futures, after reaching record levels, stagnated in the wake of the stronger U.S. dollar, disappointing earnings reports, and a first quarter growth slowdown.

Currency markets were volatile during the quarter, although a solid U.S. economic outlook, generally higher relative interest rates, and some safe haven cachet underpinned the U.S. dollar. Still, a tentative Russia/ Ukraine ceasefire and temporary bouts of sanity around the Greek crisis periodically took some steam out of the dollar. Overall, long U.S. dollar positions versus the euro, Czech koruna, Swedish krona, Turkish lira, Brazilian real and Canadian dollar were profitable. On the other hand, a long U.S. dollar/short Swiss franc trade sustained a large loss when, on January 15th, the Swiss National Bank unexpectedly ended the franc’s peg to the euro and the franc soared 15%. Long dollar trades against the South African, Norwegian and New Zealand currencies produced small losses.

Grain prices recovered a bit after the USDA projected a reduction in planting acreage for the current crop year. Consequently, short wheat positions, and to a lesser extent trading of corn, soybeans, soybean meal and bean oil produced minor losses.  Coffee and sugar prices continued to fall and short positions in both were profitable.  A short hog trade was marginally positive.

Energy trading was flat as the gains from short WTI crude and natural gas positions offset the losses from short Brent crude, heating oil and London gas oil trades.  Metal trading was also nearly flat with gains from short aluminum, silver and nickel positions and trading of gold marginally outpacing the losses from short copper, zinc, and platinum positions and trading of palladium.

Periods ended June 30, 2014

Month Ending:		Total Trust Capital

June 30, 2014		$255,542,618
March 31, 2014		258,327,625
December 31, 2013		288,237,729

	Three Months ended	Six Months Ended
Change in Trust Capital	(2,785,007)	$(32,695,111)
Percent Change	(1.08)%	(11.34)%

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

MANAGEMENT DISCUSSION –2014

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

CONTRACTUAL OBLIGATIONS

The Trust does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Trust’s sole business is trading futures, forward currency, spot, option, and swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Trust for less than four months before being offset or rolled over into new contracts with similar maturities. The Trust’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Trust’s open futures and forward currency contracts, both long and short, at June 30, 2015.

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

The Trust's Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Trust's open positions by market category for the six months ended June 30, 2015. During the six months ended June 30, 2015, the Trust's average total capitalization was approximately $235,000,000.

Sector	Average value at risk	% of Average Capitalization	High value at risk	Low value at risk
Currencies	$6.9	2.9%	7.4	6.4
Energies	1.5	0.6%	2.3	0.7
Grains	0.8	0.4%	1.0	0.7
Interest rates	5.9	2.5%	6.4	5.3
Livestock	0.1	0.0%	0.1	0.1
Metals	2.8	1.2%	2.8	2.8
Softs	0.5	0.2%	0.5	0.5
Stock indices	11.2	4.8%	12.2	10.1
	$29.7	12.6%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the six months ended June 30, 2015. Average capitalization is the average of the Trust's approximate capitalization at the end of each of the six months ended June 30, 2015. Dollar amounts represent millions of dollars.

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

ITEM 4. CONTROLS AND PROCEDURES

The Managing Owner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Trust as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the Managing Owner’s internal controls over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Managing Owner’s internal controls over financial reporting with respect to the Trust.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There are no material changes from risk factors as previously disclosed in Form 10-K, filed March 30, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS

(a)	There have been no sales of unregistered securities of the Trust during the three months ended June 30, 2015.

(c)

Pursuant to the Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding and Units are not reissued once redeemed.

The following table summarizes the redemptions by Unitholders during the three months ended June 30, 2015.

	Series 1		Series 3
Date of Redemption	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit

April 30, 2015	3,224.486	$1,085.23	165.349	$1,344.29
May 31, 2015	2,155.550	1,070.67	202.740	1,333.74
June 30, 2015	3,066.477	1,033.95	123.749	1,296.68
Total	8,446.513		491.838

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
Managing Owner

Date: August 13, 2015
/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)