Form 10-Q
period 2015-09-30
GLOBAL MACRO TRUST
filed 2015-11-13
CIK 1145765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:   September 30, 2015

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
For the three and nine months ended September 30, 2015 and 2014 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Trust Capital (c)	8
Statements of Financial Highlights (b)	10
Notes to the Financial Statements	12

(a) At September 30, 2015 and December 31, 2014 (unaudited)
(b) For the three and nine months ended September 30, 2015 and 2014 (unaudited)
(c) For the nine months ended September 30, 2015 and 2014 (unaudited)

Global Macro Trust
Statements of Financial Condition (UNAUDITED)

	September 30, 2015	December 31, 2014
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes – at fair value
(amortized cost $35,466,355 and $27,555,881)	$35,484,868	$27,560,017
Net unrealized appreciation on open futures and
forward currency contracts	3,493,184	2,573,582
Due from brokers	12,643,396	6,118,430
Cash denominated in foreign currencies (cost $1,181,038
and $2,849,059)	1,150,781	2,621,704
Total equity in trading accounts	52,772,229	38,873,733

INVESTMENTS IN U.S. TREASURY NOTES – at fair value
(amortized cost $160,129,691 and $190,875,374)	160,208,211	190,874,789
CASH AND CASH EQUIVALENTS	10,199,346	16,954,930
ACCRUED INTEREST RECEIVABLE	207,992	188,240
TOTAL	$223,387,778	$246,891,692

LIABILITIES AND TRUST CAPITAL
LIABILITIES:
Subscriptions by Unitholders received in advance	$389,000	$470,000
Net unrealized depreciation on open futures and forward currency contracts	1,494,144	684,078
Due to Managing Owner	70,210	-
Accrued brokerage and custodial fees	1,072,103	1,188,401
Accrued management fees	32,382	30,904
Redemptions payable to Unitholders	3,003,401	2,807,481
Redemption payable to Managing Owner	-	719,598
Accrued expenses	94,950	190,677
Cash denominated in foreign currencies (cost $684,824 and $195,152)	681,208	211,347
Other liabilities	154,423	-
Total liabilities	6,991,821	6,302,486

TRUST CAPITAL:
Managing Owner interest (5,384.326 and 5,128.014 units outstanding)	5,831,746	5,496,789
Series 1 Unitholders (173,474.389 and 199,292.051 units outstanding)	187,879,312	213,611,159
Series 2 Unitholders (39.121 and 39.121 units outstanding)	52,600	50,872
Series 3 Unitholders (13,748.269 and 13,848.201 units outstanding)	18,729,267	18,216,525
Series 4 Unitholders (2,539.152 and 2,216.197 units outstanding)	3,903,032	3,213,861
Total trust capital	216,395,957	240,589,206

TOTAL	$223,387,778	$246,891,692

NET ASSET VALUE PER UNIT OUTSTANDING:
Series 1 Unitholders	$1,083.04	$1,071.85
Series 2 Unitholders	$1,344.55	$1,300.38
Series 3 Unitholders	$1,362.30	$1,315.44
Series 4 Unitholders	$1,537.14	$1,450.17

See notes to financial statements (unaudited)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
September 30, 2015

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	0.01%	$350
Grains	(0.01)	(20,180)
Interest rates
2 Year U.S. Treasury Note (727 contracts, settlement date December 2015)	0.05	104,562
5 Year U.S. Treasury Note (611 contracts, settlement date December 2015)	0.05	118,812
10 Year U.S. Treasury Note (307 contracts, settlement date December 2015)	0.02	44,609
Other interest rates	1.17	2,523,687
Total interest rates	1.29	2,791,670

Metals	(0.13)	(274,324)
Softs	0.04	92,092
Stock indices	(0.33)	(705,504)
Total long futures contracts	0.87	1,884,104

Short futures contracts:
Energies	0.12	251,561
Grains	(0.12)	(266,480)
Livestock	0.08	175,390
Metals	0.58	1,271,138
Softs	0.05	108,961
Stock indices	0.03	68,510
Total short futures contracts	0.74	1,609,080
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	1.61	3,493,184

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.85)	(1,851,107)
Total short forward currency contracts	0.16	356,963
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	(0.69)	(1,494,144)

TOTAL	0.92%	$1,999,040

		(Continued)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
September 30, 2015
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$53,100,000	U.S. Treasury notes, 0.375%, 04/30/2016	24.56%	$53,154,967
50,710,000	U.S. Treasury notes, 0.250%, 05/15/2016	23.44	50,718,914
44,260,000	U.S. Treasury notes, 0.625%, 07/15/2016	20.51	44,373,243
47,220,000	U.S. Treasury notes, 0.875%, 09/15/2016	21.92	47,445,955
	Total investments in U.S. Treasury notes
	(amortized cost $195,596,046)	90.43%	$195,693,079

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2014

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Grains	(0.11)%	$(252,629)
Interest rates:
5 Year U.S. Treasury Note (772 contracts, settlement date March 2015)	0.01	23,242
30 Year U.S. Treasury Bond (62 contracts, settlement date March 2015)	0.03	81,500
Other interest rates	0.48	1,162,658
Total interest rates	0.52	1,267,400

Livestock	(0.01)	(19,440)
Metals	(0.76)	(1,849,278)
Softs	0.00	5,670
Stock indices	0.37	871,263
Total long futures contracts	0.01	22,986
Short futures contracts:
Energies	0.30	731,816
Interest rates	(0.10)	(235,011)
Livestock	0.03	65,050
Metals	0.50	1,207,429
Softs	0.23	548,958
Stock indices	0.07	165,973
Total short futures contracts	1.03	2,484,215
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	1.04	2,507,201
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.71)	(1,717,870)
Total short forward currency contracts	0.46	1,100,173
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	(0.25)	(617,697)

TOTAL	0.79%	$1,889,504

		(Continued)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2014
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$68,100,000	U.S. Treasury notes, 0.375%, 03/15/2015	28.32%	$68,149,213
50,710,000	U.S. Treasury notes, 0.250%, 05/15/2015	21.09	50,747,636
52,260,000	U.S. Treasury notes, 0.250%, 07/15/2015	21.74	52,296,745
47,220,000	U.S. Treasury notes, 0.250%, 09/15/2015	19.64	47,241,212
	Total investments in U.S. Treasury notes
	(amortized cost $218,431,255)	90.79%	$218,434,806

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Statements of Operations (UNAUDITED)

	For the three months ended
	September 30, 2015	September 30, 2014
INVESTMENT INCOME:
Interest income	$129,442	$71,375

EXPENSES:
Brokerage and custodial fees	3,106,092	3,719,672
Administrative expenses	295,862	353,645
Custody fees and other expenses	11,792	14,743
Management fees	96,256	98,381
Total expenses	3,510,002	4,186,441

NET INVESTMENT LOSS	(3,380,560)	(4,115,066)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	12,653,930	13,742,591
Foreign exchange translation	(243,895)	117,731
Net change in unrealized:
Futures and forward currency contracts	1,457,714	(5,448,615)
Foreign exchange translation	34,285	(151,755)
Net gains from U.S. Treasury notes:
Realized	-	108
Net change in unrealized	46,974	28,797
TOTAL NET REALIZED AND UNREALIZED GAINS	13,949,008	8,288,857

NET INCOME	$10,568,448	$4,173,791
LESS PROFIT SHARE TO MANAGING OWNER	155,001	-
NET INCOME AFTER PROFIT SHARE TO MANAGING OWNER	$10,413,447	$4,173,791

NET INCOME PER UNIT OUTSTANDING
Series 1 Unitholders	$49.09	$15.44
Series 2 Unitholders	$64.06	$31.75
Series 3 Unitholders	$65.62	$32.88
Series 4 Unitholders	$93.00	$42.62

		(Continued)

Global Macro Trust
Statements of Operations (UNAUDITED)

	For the nine months ended
	September 30, 2015	September 30, 2014
INVESTMENT INCOME:
Interest income	$313,050	$224,690

EXPENSES:
Brokerage and custodial fees	9,768,971	11,802,765
Administrative expenses	906,376	1,077,989
Custody fees and other expenses	39,167	47,350
Management fees	289,977	312,006
Total expenses	11,004,491	13,240,110

NET INVESTMENT LOSS	(10,691,441)	(13,015,420)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	14,661,898	43,609,724
Foreign exchange translation	(598,049)	71,870
Net change in unrealized:
Futures and forward currency contracts	109,536	(5,078,452)
Foreign exchange translation	216,909	(160,059)
Net gains from U.S. Treasury notes:
Realized	11,004	7,945
Net change in unrealized	93,482	35,099
TOTAL NET REALIZED AND UNREALIZED GAINS	14,494,780	38,486,127

NET INCOME	$3,803,339	$25,470,707
LESS PROFIT SHARE TO MANAGING OWNER	159,644	-
NET INCOME AFTER PROFIT SHARE TO MANAGING OWNER	$3,643,695	$25,470,707

NET INCOME PER UNIT OUTSTANDING
Series 1 Unitholders	$11.19	$93.13
Series 2 Unitholders	$44.17	$148.61
Series 3 Unitholders	$46.86	$152.38
Series 4 Unitholders	$86.97	$184.37

See notes to financial statements (unaudited)		(Concluded)

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the nine months ended September 30, 2015:
									New Profit
	Series 1 Unitholders		Series 2 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2015	$213,611,159	199,292.051	$50,872	39.121	$18,216,525	13,848.201	$3,213,861	2,216.197	$-	-	$5,496,789	5,128.014	$240,589,206
Subscriptions	2,381,953	2,205.291	-	-	1,504,191	1,129.010	561,954	382.135	5,221	4.752	-	-	4,453,319
Redemptions	(30,547,191)	(28,295.840)	-	-	(1,652,104)	(1,228.942)	(90,968)	(59.180)	-	-	-	-	(32,290,263)
Addt'l units allocated *	-	272.887	-	-	-	-	-	-	-	0.114	-	251.446	-
Net income before profit	2,433,391	-	2,148	-	819,879	-	218,185	-	69	-	329,667	-	3,803,339
Profit share to Managing Owner:	-	-	(420)	-	(159,224)	-	-	-	-	-	-	-	(159,644)
Trust capital at
September 30, 2015	$187,879,312	173,474.389	$52,600	39.121	$18,729,267	13,748.269	$3,903,032	2,539.152	$5,290	4.866	$5,826,456	5,379.460	$216,395,957

Net asset value per unit outstanding
at September 30, 2015:	$1,083.04		$1,344.55		$1,362.30		$1,537.14

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and the Managing Owner.													(Continued)

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the nine months ended September 30, 2014:

	Series 1 Unitholders		Series 2 Unitholders		Series 3 Unitholders		Series 4 Unitholders			Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units		Amount	Units	Amount

Trust capital at
January 1, 2014	$257,057,401	269,666.902	$156,016	139.796	$21,885,706	19,432.989	$2,305,510	1,906.624	$	$6,833,096	7,168.282	$288,237,729
Subscriptions	1,150,000	1,151.155	-	-	252,750	220.792	463,873	381.837		-	-	1,866,623
Redemptions	(63,379,310)	(64,514.050)	(118,925)	(100.675)	(6,699,735)	(5,546.671)	(105,216)	(83.337)		(2,000,000)	(1,916.517)	(72,303,186)
Addt'l units allocated *	-	365.347	-	-	-	-	-	-		-	347.447	-
Net income	21,425,216	-	12,383	-	2,598,500	-	408,843	-		1,025,765	-	25,470,707
Trust capital at
September 30, 2014	$216,253,307	206,669.354	$49,474	39.121	$18,037,221	14,107.110	$3,073,010	2,205.124	$	$5,858,861	5,599.212	$243,271,873

Net asset value per unit outstanding
at September 30, 2014:	$1,046.37		$1,264.64		$1,278.59		$1,393.58

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and the Managing Owner.

See notes to financial statements (unaudited)												(Concluded)

Global Macro Trust
Statements of Financial Highlights (UNAUDITED)

For the three months ended September 30:	2015				2014
	Series 1	Series 2	Series 3	Series 4	Series 1	Series 2	Series 3	Series 4

Net income (loss) from operations:
Net investment loss	$ (18.19)	$ (9.33)	$ (8.60)	$ (2.00)	$ (18.42)	$ (9.36)	$ (8.94)	$ (2.95)
Net realized and unrealized gains on trading of futures and forward currency contracts	67.06	83.82	84.75	94.62	33.75	41.02	41.69	45.40
Net gains from U.S. Treasury obligations	0.22	0.31	0.30	0.38	0.11	0.09	0.13	0.17
Profit share allocated to Managing Owner	0.00	(10.74)	(10.83)	0.00	0.00	0.00	0.00	0.00
Net income per unit	$ 49.09	$ 64.06	$ 65.62	$ 93.00	$ 15.44	$ 31.75	$ 32.88	$ 42.62

Net asset value per unit, beginning of period	1,033.95	1,280.49	1,296.68	1,444.14	1,030.93	1,232.89	1,245.71	1,350.96

Net asset value per unit, end of period	$ 1,083.04	$ 1,344.55	$ 1,362.30	$ 1,537.14	$ 1,046.37	$ 1,264.64	$ 1,278.59	$ 1,393.58

Total return and ratios for the three months ended September 30:	2015				2014
	Series 1	Series 2	Series 3	Series 4	Series 1	Series 2	Series 3	Series 4

RATIOS TO AVERAGE CAPITAL:

Net investment loss (a)	(6.77)%	(2.80)%	(2.55)%	(0.53)%	(7.14)%	(3.11)%	(2.86)%	(0.86)%

Total expenses (a)	7.01%	3.04%	2.78%	0.76%	7.25%	3.23%	2.97%	0.97%
Profit share allocation (b)	0.00	0.81	0.81	0.00	0.00	0.00	0.00	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	7.01%	3.85%	3.59%	0.76%	7.25%	3.23%	2.97%	0.97%

Total return before profit share allocation (b)	4.75%	5.81%	5.87%	6.44%	1.50%	2.58%	2.64%	3.15%
Less: Profit share allocation (b)	0.00	0.81	0.81	0.00	0.00	0.00	0.00	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	4.75%	5.00%	5.06%	6.44%	1.50%	2.58%	2.64%	3.15%

(a) annualized
(b) not annualized								(Continued)

Global Macro Trust
Statements of Financial Highlights (UNAUDITED)

For the nine months ended September 30:	2015				2014
	Series 1	Series 2	Series 3	Series 4	Series 1	Series 2	Series 3	Series 4

Net income (loss) from operations:
Net investment loss	$ (55.04)	$ (28.43)	$ (26.24)	$ (6.62)	$ (53.41)	$ (27.18)	$ (25.59)	$ (8.26)
Net realized and unrealized gains on trading of futures and forward currency contracts	65.74	82.72	83.63	92.87	146.38	175.63	177.78	192.40
Net gains from U.S. Treasury obligations	0.49	0.62	0.62	0.72	0.16	0.16	0.19	0.23
Profit share allocated to Managing Owner	0.00	(10.74)	(11.15)	0.00	0.00	0.00	0.00	0.00
Net income per unit	$ 11.19	$ 44.17	$ 46.86	$ 86.97	$ 93.13	$ 148.61	$ 152.38	$ 184.37

Net asset value per unit, beginning of period	1,071.85	1,300.38	1,315.44	1,450.17	953.24	1,116.03	1,126.21	1,209.21

Net asset value per unit, end of period	$ 1,083.04	$ 1,344.55	$ 1,362.30	$ 1,537.14	$ 1,046.37	$ 1,264.64	$ 1,278.59	$ 1,393.58

Total return and ratios for the nine months ended September 30:	2015				2014
	Series 1	Series 2	Series 3	Series 4	Series 1	Series 2	Series 3	Series 4

RATIOS TO AVERAGE CAPITAL:

Net investment loss (a)	(6.80)%	(2.86)%	(2.61)%	(0.59)%	(7.15)%	(3.10)%	(2.85)%	(0.85)%

Total expenses (a)	6.98%	3.04%	2.79%	0.77%	7.26%	3.21%	2.96%	0.96%
Profit share allocation (b)	0.00	0.81	0.83	0.00	0.00	0.00	0.00	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	6.98%	3.85%	3.62%	0.77%	7.26%	3.21%	2.96%	0.96%

Total return before profit share allocation (b)	1.04%	4.21%	4.39%	6.00%	9.77%	13.32%	13.53%	15.25%
Less: Profit share allocation (b)	0.00	0.81	0.83	0.00	0.00	0.00	0.00	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	1.04%	3.40%	3.56%	6.00%	9.77%	13.32%	13.53%	15.25%

(a) annualized
(b) not annualized

See notes to financial statements (unaudited)								(Concluded)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Global Macro Trust’s (the “Trust”) financial condition at September 30, 2015 and December 31, 2014 (unaudited) and the results of its operations for the three and nine months ended September 30, 2015 and 2014 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2014. The December 31, 2014 information has been derived from the audited financial statements as of December 31, 2014.

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

Investment Company Status: The Trust adopted Accounting Standard Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the Managing Owner’s assessment, the Trust has been deemed to be an investment company since inception. Accordingly, the Trust follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses and Changes in Trust Capital.

During the three and nine months ended September 30, 2015 and 2014, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Trust’s investments by hierarchical level as of September 30, 2015 and December 31, 2014 in valuing the Trust’s investments at fair value. At September 30, 2015 and December 31, 2014, the Trust held no assets or liabilities classified in Level 3.

Financial Assets and Liabilities at Fair Value as of September 30, 2015

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$195,693,079	$-	$195,693,079
Short-term money market fund*	9,949,346	-	9,949,346
Exchange-traded futures contracts
Energies	251,911	-	251,911
Grains	(286,660)	-	(286,660)
Interest rates	2,791,670	-	2,791,670
Livestock	175,390	-	175,390
Metals	996,814	-	996,814
Softs	201,053	-	201,053
Stock indices	(636,994)	-	(636,994)

Total exchange-traded futures contracts	3,493,184	-	3,493,184

Over-the-counter forward currency contracts	-	(1,494,144)	(1,494,144)

Total futures and forward currency contracts (2)	3,493,184	(1,494,144)	1,999,040

Total financial assets at fair value	$209,135,609	$(1,494,144)	$207,641,465

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$35,484,868
Investments in U.S. Treasury notes held in custody			160,208,211
Total investments in U.S. Treasury notes			$195,693,079

(2)
Net unrealized appreciation on open futures and forward currency contracts			$3,493,184
Net unrealized depreciation on open futures and forward currency contracts			(1,494,144)
Total unrealized appreciation on open futures and forward currency contracts			$1,999,040

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

 Financial Assets and Liabilities at Fair Value as of December 31, 2014

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$218,434,806	$-	$218,434,806
Short-term money market fund*	16,785,518	-	16,785,518
Exchange-traded futures contracts
Energies	731,816	-	731,816
Grains	(252,629)	-	(252,629)
Interest rates	1,032,389	-	1,032,389
Livestock	45,610	-	45,610
Metals	(641,849)	-	(641,849)
Softs	554,628	-	554,628
Stock indices	1,037,236	-	1,037,236

Total exchange-traded futures contracts	2,507,201	-	2,507,201

Over-the-counter forward currency contracts	-	(617,697)	(617,697)

Total futures and forward currency contracts (2)	2,507,201	(617,697)	1,889,504

Total financial assets at fair value	$237,727,525	$(617,697)	$237,109,828

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$27,560,017
Investments in U.S. Treasury notes held in custody			190,874,789
Total investments in U.S. Treasury notes			$218,434,806

(2)
Net unrealized appreciation on open futures and forward currency contracts			$2,573,582
Net unrealized depreciation on open futures and forward currency contracts			(684,078)
Total unrealized appreciation on open futures and forward currency contracts			$1,889,504

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

The Trust engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Trust at September 30, 2015, by market sector:

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

See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional derivative-related information.

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at September 30, 2015 and December 31, 2014. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at September 30, 2015

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$350	$-	$347,789	$(96,228)	$251,911
Grains	510	(20,690)	80,967	(347,447)	(286,660)
Interest rates	3,197,905	(406,235)	-	-	2,791,670
Livestock	-	-	176,360	(970)	175,390
Metals	271,790	(546,114)	1,467,948	(196,810)	996,814
Softs	97,494	(5,402)	115,012	(6,051)	201,053
Stock indices	200,473	(905,977)	139,150	(70,640)	(636,994)

Total futures contracts	3,768,522	(1,884,418)	2,327,226	(718,146)	3,493,184

Forward currency contracts	820,305	(2,671,412)	2,088,422	(1,731,459)	(1,494,144)

Total futures and
forward currency contracts	$4,588,827	$(4,555,830)	$4,415,648	$(2,449,605)	$1,999,040

Fair Value of Futures and Forward Currency Contracts at December 31, 2014

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$-	$-	$762,163	$(30,347)	$731,816
Grains	400	(253,029)	-	-	(252,629)
Interest rates	2,130,457	(863,057)	-	(235,011)	1,032,389
Livestock	3,090	(22,530)	65,050	-	45,610
Metals	17,174	(1,866,452)	1,245,270	(37,841)	(641,849)
Softs	6,540	(870)	564,493	(15,535)	554,628
Stock indices	1,359,895	(488,632)	225,100	(59,127)	1,037,236

Total futures contracts	3,517,556	(3,494,570)	2,862,076	(377,861)	2,507,201

Forward currency contracts	664,940	(2,382,810)	2,583,894	(1,483,721)	(617,697)

Total futures and
forward currency contracts	$4,182,496	$(5,877,380)	$5,445,970	$(1,861,582)	$1,889,504

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three and nine months ended September 30, 2015 and 2014 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below:

Trading gains (losses) of futures and forward currency contracts for the three and nine months ended September 30, 2015 and 2014

	Three months ended:	Three months ended:	Nine months ended:	Nine months ended:
Sector	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Futures contracts:
Energies	$4,450,300	$625,765	$(745,143)	3,021,163
Grains	(1,215,421)	4,951,308	(2,263,729)	5,621,524
Interest rates	9,284,046	6,615,418	10,824,820	25,113,367
Livestock	228,380	11,400	340,730	913,300
Metals	3,225,542	1,062,941	4,030,535	(2,460,805)
Softs	338,810	1,734,085	641,395	2,076,704
Stock indices	(5,149,759)	(4,379,183)	468,609	2,243,743

Total futures contracts	11,161,898	10,621,734	13,297,217	36,528,996

Forward currency contracts	2,949,746	(2,327,758)	1,474,217	2,002,276

Total futures and forward currency contracts	$14,111,644	$8,293,976	$14,771,434	$38,531,272

The following table presents average notional value by sector in U.S. dollars of open futures and forward currency contracts for the nine months ended September 30, 2015 and 2014. The Trust’s average net asset value for the nine months ended September 30, 2015 and 2014 was approximately $230,000,000 and $264,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the nine months ended September 30, 2015 and 2014

	2015		2014
Sector	Long Positions	Short Positions	Long Positions	Short Positions

Futures contracts:
Energies	$1,812,064	$16,678,909	$73,132,675	$39,900,141
Grains	5,638,288	7,336,045	21,860,990	21,673,759
Interest rates	418,360,124	24,030,694	760,064,480	30,823,739
Livestock	390,973	1,860,523	7,139,505	3,173,938
Metals	2,785,135	25,762,676	38,906,383	14,900,085
Softs	1,501,345	5,071,156	7,052,058	7,285,994
Stock indices	153,778,348	9,586,138	295,649,104	2,747,451

Total futures
contracts	584,266,277	90,326,141	1,203,805,195	120,505,107

Forward currency
contracts	65,110,660	87,744,655	274,943,800	58,744,449

Total average
notional	$649,376,937	$178,070,796	$1,478,748,995	$179,249,556

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at September 30, 2015 and 2014. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the Managing Owner believes it is a more meaningful representation of notional values of the Trust’s open interest rate positions.

The customer agreements between the Trust, the futures clearing brokers including Deutsche Bank Securities Inc. (a wholly-owned subsidiary of Deutsche Bank AG), and SG Americas Securities, LLC, as well as the FX prime broker, Deutsche Bank AG, and the swap dealer, Morgan Stanley & Co., LLC, gives the Trust the legal right to net unrealized gains and losses on open futures and foreign currency contracts. The Trust netted, for financial reporting purposes, the unrealized gains and losses on open futures and forward currency contracts on the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” were met. The Trust ceased clearing trades through J.P. Morgan Securities LLC., Barclays Capital Inc. and Barclays Bank PLC during September 2015, June 2014 and October 2014, respectively.

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition at September 30, 2015 and December 31, 2014.

Offsetting of derivative assets and liabilities at September 30, 2015

	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Assets
Futures contracts
Counterparty C	$2,274,113	$(988,145)	$1,285,968
Counterparty I	3,821,635	(1,614,419)	2,207,216

Total assets	$6,095,748	$(2,602,564)	$3,493,184

	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Liabilities
Forward currency contracts
Counterparty G	$2,830,773	$(2,366,979)	$463,794
Counterparty H	1,572,098	(541,748)	1,030,350

Total liabilities	$4,402,871	$(2,908,727)	$1,494,144

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)(4)

Counterparty C	$1,285,968	$-	$(1,285,968)	$-
Counterparty I	$2,207,216	$-	$(2,207,216)	$-

Total	$3,493,184	$-	$(3,493,184)	$-
				(Continued)

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(3)(4)

Counterparty G	$463,794	$-	$(463,794)	$-
Counterparty H	1,030,350	-	(1,030,350)	-

Total	$1,494,144	$-	$(1,494,144)	$-
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
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of September 30, 2015.
(4) Net amount represents the amounts owed by the Trust to each counterparty as of September 30, 2015.

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
Total forward currency contracts

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

A significant portion of the Trust’s forward currency trading activities are cleared by Deutsche Bank AG (“DB”) and Morgan Stanley & Co. LLC (“MS”). The Trust’s concentration of credit risk associated with DB or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition, plus the value of margin or collateral held by DB and MS. The amount of such credit risk was $18,230,444 and  $12,990,214 at September 30, 2015 and December 31, 2014, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and nine months ended September 30, 2015 and 2014. Profit share earned (from Unitholders' redemptions) is credited to the New Profit Memo Account as defined in the Trust’s Declaration of Trust and Trust Agreement (the “Trust Agreement”).

	Three months ended:
	September 30,		September 30,
	2015		2014
Profit share earned	$578		$0
Profit share accrued	154,423	(1)	0
Total profit share	$155,001		$0

(1) Included in “Other liabilities” in the Statements of Financial Condition.

	Nine months ended:
	September 30,		September 30,
	2015		2014
Profit share earned	$5,221		$0
Profit share accrued	154,423	(1)	0
Total profit share	$159,644		$0

(1) Included in “Other liabilities” in the Statements of Financial Condition.

5. RELATED PARTY TRANSACTIONS

The Trust pays all routine expenses, such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee's fees, the charges of an outside accounting services agency and the expenses of updating the Trust's Prospectus), as well as extraordinary costs. At September 30, 2015 and December 31, 2014, the Managing Owner was owed $70,210 and $0, respectively, from the Trust in connection with such expenses it has paid on the Trust's behalf (and is included in "Due to Managing Owner" in the Statements of Financial Condition).

Series 1 Unitholders who redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the Managing Owner. There was no redemption charge payable at September 30, 2015 or December 31, 2014.

6. FINANCIAL HIGHLIGHTS

Per unit operating performance for Series 1, Series 2, Series 3 and Series 4 Units is calculated based on Unitholders’ Trust capital for each Series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of Units during the period. Weighted average number of Units for each Series is detailed below:

	Three months ended September 30,		Nine months ended September 30,		Date of first issuance
	2015	2014	2015	2014

Series 1	178,555.093	213,880.956	186,632.986	234,187.443	July 23, 2001
Series 2	39.121	39.111	39.121	82.295	April 1, 2010
Series 3	14,129.372	15,568.745	14,273.977	17,253.798	September 1, 2009
Series 4	2,540.451	2,200.654	2,482.760	2,193.473	November 1, 2010

7. BROKERAGE AND CUSTODIAL FEES

For the three and nine months ended September 30, 2015 and 2014, brokerage and custodial fees were as follows:

	Three months ending September 30,		Nine months ending September 30,
	2015	2014	2015	2014

Brokerage fees	$ 3,106,059	$ 3,719,641	$ 9,768,873	$ 11,802,584
Custodial fees	33	31	98	181

Total	$ 3,106,092	$ 3,719,672	$ 9,768,971	$ 11,802,765

Per the Trust agreement, selling agents are prohibited from receiving amounts in excess of 9.5% of the gross offering proceeds of Series 1 units sold subsequent to August 12, 2009. During the three and nine months ended September 30, 2015 and 2014,  the Managing Owner rebated to the Trust for the benefit of all holders of Series 1 Units, all amounts that would have otherwise been due to selling agents but for the 9.5% cap. Further, in certain cases, there are Series 1 units that remain outstanding, where there is no longer a selling agent associated with such units. Beginning in August 2014, the Managing Owner rebated such amounts to the Trust for the benefit of all holders of Series 1 Units. The total amounts rebated to the Trust for both of these items,  included in “Brokerage and custodial fees” in the Statements of Operations, were as follows:

	Three months ending September 30,		Nine months ending September 30,
	2015	2014	2015	2014

Brokerage fee rebates	$ 192,784	$ 90,008	$ 625,502	$ 224,464

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

During its operations for the three and nine months ended September 30, 2015, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

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

Periods ended September 30, 2015

Month Ending:		Total Trust Capital

September 30, 2015		$216,395,957
June 30, 2015		214,524,007
December 31, 2014		240,589,206

	Three Months ended	Nine Months Ended
Change in Trust Capital	1,871,950	$(24,193,249)
Percent Change	0.87%	(10.06)%

THREE MONTHS ENDED SEPTEMBER 30, 2015

The increase in the Trust’s net assets of $1,871,950 was attributable to net income  after profit share of $10,413,447 and contributions of $779,146 which were partially offset by redemptions of $9,320,643.

Brokerage and custodial fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.  Brokerage and custodial fees for the three months ended September 30, 2015 decreased $613,580 relative to the corresponding period in 2014 due to a decrease in the Trust’s net assets as well as an increase in brokerage fee rebates to the trust.

Administrative expenses for the three months ended September 30, 2015 decreased $57,783 relative to the corresponding period in 2014. The decrease was due mainly to a decrease in the Trust's net assets during the three months ended September 30, 2015 relative to the corresponding period in 2014.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian.  Interest income for the three months ended September 30, 2015 increased $58,067 relative to the corresponding period in 2014. This increase was due predominantly to an increase in U.S.  Treasury note coupon interest during the three months ended September 30, 2015 relative to the corresponding period in 2014, and partially due to an increase in average net assets over the same period.

The Trust experienced net realized and unrealized gains of $13,949,008 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $3,106,092, administrative expenses of $295,862, custody fees and other expenses of $11,792, management fees of $96,256 and an accrued profit share to the General Partner of $155,001 were incurred. The Trust’s gains achieved from trading operations, in addition to interest income of $129,442, were partially offset by the Trust’s expenses resulting in net income after profit share to the General Partner of $10,413,447. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	1.36%
Energies	2.10%
Grains	(0.58)%
Interest rates	4.39%
Livestock	0.09%
Metals	1.50%
Softs	0.15%
Stock indices	(2.32)%

Trading gain	6.69%

NINE MONTHS ENDED SEPTEMBER 30, 2015

The decrease in the Trust’s net assets of $24,193,249 was attributable to redemptions of $32,290,263 which was partially offset by net income after profit share of $3,643,695 and subscriptions of $4,453,319.

Brokerage and custodial fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.  Brokerage and custodial fees for the nine months ended September 30, 2015 decreased $2,033,794 relative to the corresponding period in 2014 due to a decrease in the Trust’s net assets as well as an increase in brokerage fee rebates to the trust.

Administrative expenses for the nine months ended September 30, 2015 decreased $171,613 relative to the corresponding period in 2014. The decrease was due mainly to a decrease in the Trust's net assets during the nine months ended September 30, 2015 relative to the corresponding period in 2014.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian.  Interest income for the nine months ended September 30, 2015 increased $88,360 relative to the corresponding period in 2014. This increase was due predominantly to an increase in U.S. Treasury note coupon interest during the three months ended September 30, 2015 relative to the corresponding period in 2014, and partially due to an increase in average net assets over the same period.

The Trust experienced net realized and unrealized gains of $14,494,780 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $9,768,971, administrative expenses of $906,376, custody fees and other expenses of $39,167, management fees of $289,977 and an accrued profit share to the General Partner of $159,644 were incurred. The Trust’s gains achieved from trading operations, in addition to interest income of $313,050, were partially offset by the Trust’s expenses resulting in net income after profit share to the General Partner of $3,643,695 An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	0.71%
Energies	(0.06)%
Grains	(1.03)%
Interest rates	4.95%
Livestock	0.12%
Metals	1.87%
Softs	0.27%
Stock indices	(0.26)%

Trading gain	6.57%

MANAGEMENT DISCUSSION –2015

Three months ended September 30, 2015

At the end of a quarter of extraordinary volatility in both financial and commodity markets, the Trust posted a gain due to profits from long interest rate futures positions, short energy and metal future positions and, long dollar foreign exchange forward positions. On the other hand, trading of stock index futures was unprofitable, as was, to a lesser extent, trading of agricultural commodity futures.

Futile attempts by Chinese officials to stem a sharp equity selloff, two official rate cuts by the People’s Bank of China (the “PBOC”), and a surprise devaluation of the Chinese yuan, coupled with weak economic data, raised questions about how China’s leadership was addressing its economic slowdown. Also during the quarter, the vacillating prospects for a Federal Reserve interest rate increase were answered in a somewhat surprising way in September when the Federal Reserve failed to raise official rates. The decision not to change rates, even as U.S. growth and employment data remained strong, led the markets to conclude that U.S. policymakers think the rising dollar, increased market volatility and slowing growth in emerging economies could derail global economic activity, and they did not want to exacerbate that threat with a rate increase. Actual and upcoming elections in Greece, Portugal, Spain, Turkey, Argentina, Singapore, Canada and Australia, and heightened political uncertainties elsewhere—Brazil, Russia, Malaysia, Thailand and the Middle East—only added to investor skittishness.

Against this background and with inflation generally subdued globally, demand for government securities, augmented by some safe haven buying, was strong. Consequently, long positions in U.S., Canadian, German, French, Italian, British and Japanese note and bond futures were profitable. Long positions in U.S. and British short-term interest rate futures were profitable also. Official rate reductions by several central banks including those of China (twice), New Zealand (twice), Canada, Taiwan, Norway, Sweden, India and Hungary added to the downward pressure on interest rates. A September comment from European Central Bank President Draghi that “…more ease is possible…” also supported government securities purchases.

Lowered global growth projections from the IMF, World Bank, OECD, WTO and Asian Development Bank cemented the outlook for low energy demand amid continuing oversupply. Consequently, energy prices declined and short positions in crude oil, crude oil products, and natural gas were profitable. This occurred despite an abrupt— though temporary 25% oil price spike on the final three trading days of August, amid signs that U.S. production during the first half of 2015 had fallen more than previously reported, and that OPEC might be willing to alter its current production stance. This was the largest three day gain in the price of oil in 25 years.

Prices of industrial metals fell in the July-September period. Short positions in copper, aluminum, nickel, zinc and platinum were profitable.  Abundant supplies and inventories of metals brought on by the expansion of productive capacity over the past 10-20 years have combined with sluggish demand—especially from China— and a stronger U.S. dollar to depress prices. Trading of gold and silver were marginally unprofitable.

In the wake of the difficult economic and political situations in Asia and emerging markets, long U.S. dollar positions versus the currencies of Brazil, Chile, Colombia, Mexico, Korea, Canada, New Zealand, Russia, and Turkey were profitable. On the other hand, as risk was unwound, the euro, which had been used as funding vehicle due to its low interest rate, advanced faster than the U.S. dollar and a long U.S. dollar position versus the euro was unprofitable. Trading the U.S. dollar against the currencies of India, Australia, the U.K., Switzerland, the Czech Republic and Poland was unprofitable. After the Federal Reserve failed to raise interest rates, the U.S. dollar fell back somewhat, earlier profits were reduced and positions were cut back.

In this environment investors sold equities aggressively and volatility spiked higher, especially in August and September. Long positions in Japanese, Hong Kong, Chinese and U.S. equity futures were unprofitable, and positions were reduced or reversed. Short positions in Korean and Singaporean indices, and trading of Dutch and German stock futures were profitable, reducing the sector’s overall loss. In addition, these overall losses were reduced somewhat when equity prices rallied on the last day of September quarter.

Turning to agricultural commodities, trading of corn, wheat, soybeans and soybean meal, and a long cotton position were unprofitable. On the other hand, profits from long sugar, coffee, soybean oil and cattle trades, and from a long cocoa position provided partially offsetting gains.

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

Periods ended September 30, 2014

Month Ending:		Total Trust Capital

September 30, 2014		$243,271,873
June 30, 2014		255,542,618
December 31, 2013		288,237,729

	Three Months ended	Nine Months Ended
Change in Trust Capital	(12,270,745)	$(44,965,856)
Percent Change	(4.80)%	(15.60)%

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

The Trust experienced net realized and unrealized gains of $8,288,857 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage and custodial fees of $3,719,672, administrative expenses of $353,645, custody fees and other expenses of $14,743 and management fees of $98,381 were incurred. The Trust’s gains achieved from trading operations, in addition to interest income of $71,375, were partially offset by the Trust's expenses resulting in net income of $4,173,791. An analysis of the trading gain (loss) by sector is as follows:

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

MANAGEMENT DISCUSSION –2014

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

CONTRACTUAL OBLIGATIONS

The Trust does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Trust’s sole business is trading futures, forward currency, spot, option, and swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Trust for less than four months before being offset or rolled over into new contracts with similar maturities. The Trust’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Trust’s open futures and forward currency contracts, both long and short, at September 30, 2015.

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

The Trust's Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Trust's open positions by market category for the nine months ended September 30, 2015. During the nine months ended September 30, 2015, the Trust's average total capitalization was approximately $230,000,000.

Sector	Average value at risk	% of Average Capitalization	High value at risk	Low value at risk
Currencies	$6.3	2.7%	$7.4	$5.0
Energies	1.4	0.6%	2.3	0.7
Grains	0.9	0.4%	1.0	0.7
Interest rates	6.5	2.9%	7.8	5.3
Livestock	0.1	0.0%	0.1	0.1
Metals	2.6	1.1%	2.8	2.1
Softs	0.4	0.2%	0.5	0.3
Stock indices	9.4	4.1%	12.2	5.9
	$27.6	12.0%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the nine months ended September 30, 2015. Average capitalization is the average of the Trust's approximate capitalization at the end of each of the nine months ended September 30, 2015. Dollar amounts represent millions of dollars.

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

ITEM 4. CONTROLS AND PROCEDURES

The Managing Owner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Trust as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the Managing Owner’s internal controls over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Managing Owner’s internal controls over financial reporting with respect to the Trust.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There are no material changes from risk factors as previously disclosed in Form 10-K, filed March 30, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS

(a)	There have been no sales of unregistered securities of the Trust during the three months ended September 30, 2015.

(c)

Pursuant to the Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding and Units are not reissued once redeemed.

The following table summarizes the redemptions by Unitholders during the three months ended September 30, 2015.

	Series 1		Series 3
Date of Redemption	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit

July 31, 2015	2,712.355	$1,090.64	44.802	$1,361.84
August 31, 2015	3,049.142	1,047.85	77.888	1,322.61
September 30, 2015	2,263.672	1,083.04	338.226	1,362.30
Total	8,025.169		460.916

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

Date: November 13, 2015
/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)