Form 10-K
period 2015-12-31
GLOBAL MACRO TRUST
filed 2016-03-29
CIK 1145765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended: December 31, 2015

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

Not applicable.

Documents Incorporated by Reference

Registrant’s Financial Statements for the years ended December 31, 2015, 2014 and 2013 and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2015, is incorporated by reference into Part II Item 8 and Part IV hereof and filed as an exhibit herewith.

PART I

Item 1.    Business

(a)    General development of business

Global Macro Trust (the “Trust”) is a Delaware statutory trust organized on July 23, 2001 pursuant to a Declaration of Trust and Trust Agreement (the “Trust Agreement”), under the Delaware Statutory Trust Act. The Trust originally filed a registration statement, under the Securities Act of 1933, as amended (the “Securities Act”), with the Securities and Exchange Commission (“SEC”) to register units of beneficial interest (the “Units”), which registration statement became effective March 26, 2002. Between April 1, 2002 and June 30, 2002, the Units were publicly offered at an initial price of $1,000 per Unit. The Trust commenced operations on July 1, 2002. The Trust has subsequently registered additional Units with the SEC. The net asset value of a Series 1 Unit that originally sold for $1,000 as of July 1, 2002 was $1,091.87 as of December 31, 2015. The net asset value of a Series 2 Unit that originally sold for $1,278.10 as of April 1, 2010 was $1,365.30 as of December 31, 2015. The net asset value of a Series 3 Unit that originally sold for $1,180.91 as of September 1, 2009 was $1,383.72 as of December 31, 2015. The net asset value of a Series 4 Unit that originally sold for $1,315.33 as of November 1, 2010 was $1,574.68 as of December 31, 2015. As of December 31, 2015, Units were being offered on a monthly basis at net asset value per Unit. The Units are offered through a number of registered broker-dealer selling agents on a best efforts basis.

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

The Managing Owner invested $400 in the Trust as an initial capital contribution to the Trust and $2,000,000 in the Trust at the outset of trading and subsequently has contributed an additional $3,812,100 and has redeemed $44,319,936 as of December 31, 2015. After reflecting net income of $6,383,698 and profit share of $37,492,463 from inception up to and including December 31, 2015, this investment totaled $5,368,725, as of December 31, 2015.

(b)    Financial information about industry segments

The Trust’s business constitutes only one segment (i.e., a speculative commodity pool). The Trust does not engage in sales of goods and services. Financial information regarding the Trust’s business is set forth in Item 6 “Selected Financial Data” and in the Trust’s Financial Statements included as Exhibit 13.01 to this report.

(c)    Narrative description of business

The Trust engages in the speculative trading of futures, forward and spot currency contracts and may trade options thereon as well as swap contracts. The Trust’s sole trading advisor is the Managing Owner. The Managing Owner trades the Trust’s assets in the agricultural, metals, energy, interest rate and stock indices futures markets and in the currency markets, trading primarily forward contracts in the interbank market. The Managing Owner makes its systematically-based trading decisions pursuant to its investment and trading methods, which may include technical trend analysis, certain non-traditional technical systems (i.e., systems falling outside of traditional technical trend analysis), and money management principles, each of which may be revised from time to time. The objective of the Managing Owner’s investment and trading methods is to consider multiple data inputs, or “factors,” in order to arrive at relatively near-term return forecasts for each traded instrument and take appropriate risk-managed positions. These factors include price data, but also a range of price derivative and non-price data. The Managing Owner’s approach employs models that analyze data inputs over a time spectrum from several minutes to multiple years.

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

Successful systematic futures and forward trading depends on several elements. Two of the main factors are the development and selection of the trading systems used in each market and the allocation of portfolio risk among the markets available for trading.

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

Of course, systems can be materially different — better in some periods and worse in others. The main distinguishing features are: the time frame over which systems work (intra-day to long-term); the granularity of data fed into them (tick data to daily, weekly or monthly frequencies); type (market or economic statistics); source (cash, futures or option markets-generated data or government- and industry-generated statistical information), and the objective of the system (profiting from momentum, mean reversion, trading-ranges or volatility). No single approach will work all the time. Therefore, the Managing Owner’s objective is to have several approaches and several data inputs operating in conjunction with one another. Since the early 1980s, the Managing Owner has used multiple systems for each market.

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

Risk is a function of both price level and price volatility. For example, for any given level of volatility, a 100,000 barrel crude oil position is worth more and is, therefore, probably more risky with oil at $90 per barrel than with oil at $50 per barrel. Similarly, oil would be more risky if prices are moving in a 5% daily range than if prices are moving in a 1% daily range. The Managing Owner sizes the position in each market taking into account its measurement of risk based on price level and volatility in that market. Market exposure is then managed by the position-sizing models which measure the risk in the portfolio’s position in each market. In the event the model determines that the risk has changed beyond an acceptable threshold, it will signal a change in the position — a decrease in position size when risk increases and an increase in position size when risk decreases. The Managing Owner’s position-sizing models maintain overall portfolio risk and distribution of risk across markets within designated ranges. The position-sizing model manages the position traded by each of the (directional) trading systems discussed above.

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

Pursuant to the Trust Agreement, the Managing Owner receives a flat-rate monthly brokerage fee equal to 0.583% of the month-end Series 1 net assets (a 7.0% annual rate). The Managing Owner charges less than the annual brokerage rate of 7% to those subscribers who invest in amounts of $100,000 or more in the Series 1 Units or subscribed without incurring the selling commissions paid by the Managing Owner. These reductions have no effect on other investors. From this amount, the Managing Owner pays approximately 0.30% to the Trust’s executing and clearing brokers, and up to 4% to the selling agents. For Series 1 Units sold after June 4, 2009, the amount paid to selling agents shall not, however, exceed 9.5% of the gross offering proceeds. Once the 9.5% threshold is reached with respect to a Series 1 Unit, the selling agent will receive no future compensation and the up to 4% amount that would otherwise be paid to the selling agent for that Series 1 Unit will instead be rebated to the Trust for the benefit of all holders of Series 1 Units. The Managing Owner also receives a profit share equal to 20% of any new trading profit of Series 1 Units, determined as of the end of each calendar year. The annual profit share is calculated net of brokerage fees and administrative expenses and excluding interest income. The Managing Owner pays all the routine costs of executing and clearing the Trust’s trades and all compensation due to the selling agents with respect to the Series 1 Units.

The Trust pays the Managing Owner an annual management fee equal to 2% of the average month-end net assets attributable to the Series 2 Units and Series 3 Units after reduction for expenses but before reduction for any accrued but unpaid management fees, custodial fees or Series 2/3 Profit Shares (as defined below). The Trust will pay the Managing Owner a custodial fee equal to 0.25% of the average month-end net assets attributable to the Series 2 Units, after reduction for expenses but before reduction for any accrued but unpaid management fees, custodial fees or Series 2/3 Profit Shares, which the Managing Owner will pay on to brokers acting as custodian of Series 2 Units for the benefit of investors in Series 2 Units. Series 2 and Series 3 Units are also charged for their pro rata share of the Trust’s actual trade execution and clearing costs, including electronic platform trading costs, estimated at approximately 0.30% of the Trust’s average month-end net assets per year attributable to the Series 2 and Series 3 Units. The Trust pays the Managing Owner a profit share attributed to the Series 2 and Series 3 Units equal to 20% of any cumulative new trading profit of the Series 2 and Series 3 Units in the aggregate (the “Series 2/3 Profit Share”), determined as of the end of each calendar year. The annual Series 2/3 Profit Share is calculated net of management fees, execution and clearing costs, custodial fees, and ongoing offering and administrative expenses and excluding interest income.

Series 4 Units are charged for their pro rata share of the Trust’s actual trade execution and clearing costs, including electronic platform trading costs, estimated at approximately 0.30% of the Trust’s average month-end net assets per year attributable to the Series 4 Units. Series 4 Units are not charged a management fee or profit share.

The Trust’s organizational and initial offering costs were paid by the Managing Owner without reimbursement from the Trust or the Unitholders. The Trust pays all of its expenses incurred in the ordinary course of its business and any extraordinary expenses, if applicable.

SG Americas Securities, LLC (“SG Americas”) and Deutsche Bank Securities Inc. (“Deutsche Bank”) act as the futures brokers for the Trust. The Trust also currently executes currency forward trades with Deutsche Bank AG which serves as the Trust’s prime broker for such transactions. At this time, the Trust clears its currency forward trades with Deutsche Bank AG and Morgan Stanley & Co. LLC (“Morgan Stanley”). The Trust pays “bid ask” spreads on its forward trades, as such spreads are incorporated into the pricing of forward contracts. The Managing Owner monitors the Trust’s trades to ensure that the prices it receives are competitive.

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

Regulation

Under the Commodity Exchange Act, as amended (the “CEA”), commodity exchanges and futures trading are subject to regulation by the CFTC. NFA, a “registered futures association” under the CEA, is the only non-exchange self-regulatory organization for futures industry professionals. The CFTC has delegated to NFA responsibility for the registration of CTAs, CPOs, “futures commission merchants,” “introducing brokers,” “swap dealers” and their respective associated persons and “floor brokers” and “floor traders.” The CEA requires CPOs and CTAs, such as the Managing Owner, and commodity brokers or futures commission merchants (“FCMs”) and swap dealers, such as SG Americas, Deutsche Bank, Deutsche Bank AG and Morgan Stanley to be registered and to comply with various reporting and record keeping requirements. The CFTC may suspend a CPO’s or CTA’s registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations. In the event that the registration of the Managing Owner as a CPO or a CTA were terminated or suspended, the Managing Owner would be unable to continue to manage the business of the Trust. Should the Managing Owner’s registration be suspended, termination of the Trust might result.

In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long or net short positions which any person may hold or control in certain futures contracts. Most exchanges also limit the changes in futures contract prices that may occur during a single trading day. In October 2011, the CFTC adopted a new position limits regime for 28 so-called “exempt” (i.e., metals and energy) and agricultural commodity derivatives, futures and options contracts and their economically equivalent swap contracts. On September 28, 2012, the U.S. District Court for the District of Columbia vacated these rules. In November 2013, however, the CFTC proposed substantially similar rules to its prior position limits regime. This new set of speculative position limit rules are not yet finalized (or effective). All accounts controlled by the Managing Owner are combined for speculative position limit purposes. The Managing Owner could be required to liquidate positions it holds for the Trust in order to comply with the new position limits regime. Any such liquidation or limited implementation could result in substantial costs to the Trust. It is as yet unclear whether the rules will have an adverse effect on the Trust.

In response to the financial crises of 2008-2009, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was enacted in July 2010. The Reform Act includes provisions that comprehensively regulate the over-the-counter (“OTC”) derivatives markets for the first time. The Reform Act will ultimately mandate that a substantial portion of OTC derivatives must be executed in regulated markets and be submitted for clearing to regulated clearinghouses. The mandates imposed by the Reform Act may result in the Trust bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the imposition of new or increased fees, including clearing account maintenance fees, with respect to the Trust’s trading currently undertaken in the OTC markets.

The Trust may also trade forward contracts in the inter-bank currency market. Such forward contracts are not currently traded on exchanges; rather, banks and dealers act as principals in these markets. As a result of the Reform Act, the CFTC now regulates non-deliverable forwards (including many deliverable forwards where the parties do not take delivery), although currency forward contracts are generally not otherwise subject to regulation by any other U.S. government agency. Changes in the forward markets may entail increased costs and result in burdensome reporting requirements. There is currently no limitation on the daily price movements of forward contracts. Principals in the forward markets have no obligation to continue to make markets in the forward contracts traded. The imposition of credit controls by governmental authorities or the implementation of regulations pursuant to the Reform Act might limit such forward trading to less than that which the Managing Owner would otherwise recommend, to the possible detriment of the Trust.

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

The Trust’s Expenses Will Cause Losses Unless Offset by Profits and Interest Income

The Trust pays annual expenses of up to approximately 7.60%, 3.15%, 2.90% and 0.90% of its average month-end net assets attributable to the Series 1 Units, Series 2 Units, Series 3 Units and Series 4 Units, respectively. The Trust must earn trading profits and interest income allocable to each Series at least equal to these expenses to avoid losses. To the extent the Trust’s Net Assets decline, fixed costs of the Trust will constitute a greater percentage of the Trust’s Net Assets.

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

The Managing Owner Is Primarily a Technical Trader and May Not Always Analyze Economic Factors External to Market Price

 The Managing Owner’s systematic strategies are developed on the basis of, among other factors, a statistical analysis of market prices. Consequently, any factor external to the market itself that dominates prices may cause major losses to these strategies. For example, a pending political or economic event may be very likely to cause a major price movement, but certain of the Managing Owner’s traditional strategies may continue to maintain positions indicated by its trading method that would incur major losses if the event proved to be adverse.

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

Lack of Price Trends May Cause Losses; There Have Been Sustained Periods With Insufficient Price Trends That Prevented the Trust From Trading Profitably. The Managing Owner Expects That There May be Similar Periods in the Future

The Trust is less likely to trade profitably when there are no major price trends in at least some of the markets it trades. Moreover, the price trends must be of a type the Managing Owner’s systems are designed to identify. In the past there have been sustained periods with few trending markets where gains from trading those markets were insufficient to offset losses from trades in non-trending markets. The Managing Owner expects that there may be similar periods in the future.

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

Speculative Position Limits May Alter Investment Decisions for the Trust

The CFTC has established limits on the maximum net long or net short positions which any person may hold or control in certain futures contracts. Exchanges also have established such limits. In October 2011, the CFTC adopted position limits for 28 so-called “exempt” (e.g., metal and energy contracts) and agricultural commodity derivatives, futures and option contracts and their economically equivalent swaps. On September 28, 2012, the U.S. District Court for the District of Columbia issued an opinion that vacated these rules. In November 2013, however, the CFTC proposed substantially similar rules to its prior position limits regime. All accounts controlled by the Managing Owner, including the account of the Trust, are likely to be combined for speculative position limit purposes. These position limits are not yet effective and there is uncertainty surrounding their application. If position limits are exceeded by the Managing Owner in the opinion of the CFTC or any other regulatory body, exchange or board, the Managing Owner could be required to liquidate the Trust’s positions to the extent necessary to comply with applicable position limits. Any such liquidation or limited implementation could result in substantial costs to the Trust.

The Managing Owner’s Trading Systems Have Been Developed Over Time and Are Subject to Change

In executing its trading method, the Managing Owner uses combinations of trading systems to generate buy and sell signals in the various markets traded. The Managing Owner has developed, modified, retained and discarded numerous systems over more than 40 years. Consequently, some of the trading systems and combinations of systems currently being used to trade accounts pursuant to the Managing Owner’s diversified portfolio as the Trust is so traded, are not identical to those used 1, 5, 10, 15, 20 or more years ago.

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

Increased Competition Among Trend-Following Traders Could Reduce the Managing Owner’s Profitability

A substantial number of CTAs use technical trading systems, particularly trend-following systems, that may be similar to a portion of the Managing Owner’s systems. As the amount of money under the management of such systems increases, competition for the same positions increases, making the positions more costly and more difficult to acquire.

Further, the “Volcker Rule” component of the Reform Act has materially restricted proprietary speculative trading by banks, “bank holding companies” and other regulated entities. As a result, there has been a significant influx of new portfolio managers into private investment funds who had previously traded institutional proprietary accounts. Such influx can only increase the competition for the Trust from other talented portfolio managers trading in the Trust’s investment sector.

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

Each Investor Will Be Taxed Each Year on Its Share of Trust Profits

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

Generally, for taxable years beginning after December 31, 2017, new IRS audit procedures will apply to the Trust. Absent an election by the Trust under rules to be established by the IRS, these new audit procedures will require the Trust to determine and pay any underpayment of tax (including interest and penalties) resulting from an adjustment of the Trust’s items of income, gain, loss, deduction or credit at the Trust level without the benefit of Unitholder-level tax items that could otherwise reduce tax due on any adjustment and, where the adjustment reallocates any such item from one Unitholder to another, without the benefit of any decrease in any item of income or gain (or increase in any item of deduction, loss or credit). The cost of such underpayment will be borne by Unitholders in the year of adjustment, without any Trust or Unitholder-level tax deduction or credit for the Trust’s payments, rather than by those who were Unitholders in the taxable year to which the adjustment relates.

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

The Trust is Not Regulated as an Investment Company or Mutual Fund

Although the Managing Owner is subject to regulation by the CFTC and the Trust itself is subject to reporting requirements and other regulation applicable to public companies in the U.S., the Trust is not an investment company or mutual fund registered under the Investment Company Act of 1940, as amended. Accordingly, investors in the Trust are not accorded the protections of such legislation.

Certain Special Considerations Related to Forward and Spot Trading

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

Regulation of Swap Trading is Evolving and May Involve Counterparty Risk

The Trust may engage in trading commodity swaps.  Swaps involve many of the same risks as those described above with respect to forward contracts.  Many swap contracts are not currently required to be cleared by a centralized clearinghouse; rather, banks and dealers act as principals in much of the swap market.  As a result, the Trust may be subject to the risk of the inability or refusal to perform with respect to such contracts on the part of the counterparties with which the Trust trades.  The Managing Owner intends to enter into swaps on behalf of the Trust only with highly creditworthy banks and dealers, but there can be no assurance that even highly creditworthy banks and dealers will have the ability to, or will not refuse to, perform with respect to such contracts. Regulation of the swap market is evolving, both in the U.S. and internationally. The CFTC has, for example, adopted various regulations which may restrict the Trust’s ability to utilize swaps or may make swap contracts more costly to trade with respect to certain non-security based swaps.  Finally, swaps may be illiquid and participants in the swap market are not required to make continuous markets in the swap contracts they trade.

Forwards, Swaps and Other Derivatives are Subject to Varying CFTC Regulation

Enacted in July 2010, the Reform Act includes provisions that comprehensively regulate the OTC derivatives markets for the first time. The Reform Act will ultimately mandate that a substantial portion of OTC derivatives must be executed in regulated markets and submitted for clearing to regulated clearinghouses. OTC trades submitted for clearing are subject to minimum initial and variation margin requirements set by the relevant clearinghouse, as well as margin requirements mandated by the CFTC, SEC and/or federal prudential regulators. The regulators also have broad discretion to impose margin requirements on non-cleared OTC derivatives.

OTC derivative dealers also are required to post margin to the clearinghouses through which they clear their customers’ trades instead of using such margin in their operations, as was widely permitted before the Reform Act. This has increased and will continue to increase the dealers’ costs, which costs are generally passed through to other market participants in the form of new and higher fees, including clearing account maintenance fees, and less favorable dealer marks.

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

(b)    Holders

As of December 31, 2015, there were 6,887 holders of Series 1 Units, 1 holder of Series 2 Units, 266 holders of Series 3 Units and 1 holder of Series 4 Units.

(c)    Dividends

No distributions or dividends have been made on the Units, and the Managing Owner has no present intention to make any.

(d)    Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)    Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There have been no sales of unregistered securities of the Trust during 2013, 2014 or 2015.

(f)    Purchases of Equity Securities by the Issuer

Pursuant to the Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

[The following table summarizes the redemptions by Series 1 and Series 3 Unitholders during the fourth calendar quarter of 2015. There were no redemptions by Series 2 during the fourth calendar quarter of 2014.]

	Series 1 Units	Series 1	Series 3 Units	Series 3	Series 4 Units	Series 4
Redemption Date	Redeemed	Unit NAV	Redeemed	Unit NAV	Redeemed	Unit NAV
October 31, 2015	(2,997.506)	1,050.77	(152.221)	1,333.57	(3.200)	1,499.34
November 30, 2015	(4,775.806)	1,090.83	(103.855)	1,378.48	0.000
December 31, 2015	(2,328.985)	1,091.87	(13.546)	1,383.72	0.000
	(10,102.297)		(269.622)		(3.200)

Item 6.    Selected Financial Data

The following is a summary of operations for the fiscal years 2015, 2014, 2013, 2012, and 2011 and total assets of the Trust at December 31, 2015, 2014, 2013, 2012, and 2011.

	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
Revenue:
Total net realized and unrealized gains (losses)*	$19,785,166	$48,665,853	$(14,244,192)	$(23,977,401)	$(34,240,083)
Interest income	477,084	289,332	640,996	870,824	2,072,015

Expenses:
Profit share	228,356	119,598	0	0	1,385
Administrative expenses**	1,190,361	1,301,056	1,777,809	2,096,014	2,323,783
Brokerage fees***	12,748,918	15,348,327	23,947,630	37,951,734	54,834,929
Management fees	385,131	405,490	574,919	651,848	571,739

Net income (loss) after profit share to Managing Owner	$5,709,484	$31,780,714	$(39,903,554)	$(63,806,173)	$(89,899,904)

Total assets	$214,222,832	$246,891,692	$306,334,381	$499,260,401	$782,343,935
Total Trust capital	$208,845,956	$240,589,206	$288,237,729	$473,660,034	$753,187,394
Net Asset Value per Series 1 Unit	$1,091.87	$1,071.85	$953.24	$1,061.34	$1,175.07
Net Asset Value per Series 2 Unit	$1,365.30	$1,300.38	$1,116.03	$1,191.38	1,261.94
Net Asset Value per Series 3 Unit	$1,383.72	$1,315.44	$1,126.21	$1,199.25	$1,267.10
Net Asset Value per Series 4 Units	$1,574.68	$1,450.17	$1,209.21	$1,262.11	1,307.09
Increase (decrease) in Net Asset Value per Series 1 Unit	$20.02	$118.61	$(108.10)	$(113.73)	$(139.10)
Increase (decrease) in Net Asset Value per Series 2 Unit	$64.92	$184.35	$(75.35)	$(70.56)	(88.62)
Increase (decrease) in Net Asset Value per Series 3 Unit	$68.28	$189.23	$(73.04)	$(67.85)	$(85.70)
Increase (decrease) in Net Asset Value per Series 4 Units	$124.51	$240.96	$(52.90)	$(44.98)	$(58.92)

* From trading of futures, forward and swap contracts, foreign exchange transactions and U.S. Treasury obligations.

** Includes custody fees and other expenses.

*** Net of Managing Owner commission rebate to unitholders for the years ended December 31, 2015 ($817,820), 2014 ($454,987) and 2013 ($150,686).

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

The Trust’s assets are generally held as cash or cash equivalents, including short-term U.S. government obligations, which are used to margin the Trust’s futures, forward and spot currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Trust’s futures, forward and spot trading, the Trust’s assets are highly liquid and are expected to remain so. During its operations through December 31, 2015, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

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

2015

During 2015, the Trust achieved net realized and unrealized gains of $19,785,166 from its trading operations (including foreign exchange transactions and translations). Brokerage and custodial fees of $13,566,738, management fees of $385,131, administrative expenses of $1,140,008 and custody fees of $50,353 were paid or accrued. The Trust allocated $228,356 in profit share to the New Profits Memo Account for the benefit of the Managing Owner. Interest income of $477,084 and Managing Owner commission rebate to unitholders of $817,820 partially offset the Trust expenses resulting in a net income after profit share to the Managing Owner of $5,709,484.

An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	0.08%
Energies	4.62%
Grains	(1.16)%
Interest rates	3.41%
Livestock	0.05%
Metals	2.57%
Softs	0.36%
Stock indices	(0.47)%

Total	9.46%

The Trust was profitable for the year largely due to gains from long interest rate futures positions, and short energy and metal future trades. Trading of stock index and agricultural commodity futures were unprofitable, while currency trading was flat as gains from trading the U.S. dollar were offset by losses from non-dollar cross rate trading.

Vacillating growth, inflation, monetary policy and political prospects worldwide led to volatile trading conditions in most markets throughout 2015. Uneven growth against the background of stubborn, below target price and wage inflation in the U.S. produced on again-off again Federal Reserve rate hike discussions that were only resolved in December. The ECB’s QE program—started in the first quarter—seemed to put a floor under European growth, although the recovery has been sluggish and targeted inflation remains a distant hope. China’s policy makers continued to struggle with the transition away from export and manufacturing led growth to expansion driven by consumption and domestic demand; and from controlled to market based equity, foreign exchange and fixed income prices. Hence, even as the PBOC instituted numerous easing actions—including 6 official interest rate cuts in the past year—growth continued to ratchet lower. Finally, in Japan both growth and inflation continue to straddle the zero line. These large country problems spilled into smaller developed countries and into emerging markets as shrinking global trade hurt growth and as capital outflows pressured exchange rates and commodity producers. Throughout the year, markets were unsettled periodically by elections, politicking and political corruption that threatened the prevailing political structures in countries such as: Europe (Greece, Turkey, Spain, Portugal, France, U.K., and Poland), South America (Brazil, Argentina, and Venezuela), South Africa, Asia (China, Malaysia, Thailand, Indonesia, Taiwan, Singapore, and Australia), Canada and the U.S. Moreover, markets participants had to price in geopolitical ructions and terrorism that involved Syria, Iran, Iraq, Saudi Arabia, Yemen, Russia, Turkey, Ukraine, France and the U.S.

Although energy prices were supported during the first half of 2015 by some apparent stabilization of the worldwide growth outlook amid aggressive easing of monetary policy from the ECB, PBOC and Bank of Japan, energy prices plunged again during the July-December period. The unrelenting production emanating especially from Saudi Arabia, Russia, the U.S., Iraq, and prospectively from Iran, and historically high inventories drove crude prices to 11 year lows. U.S. natural gas prices plunged to 17 year lows in response to ample supplies and to especially warm Fall and Winter weather. As a result, short positions in Brent crude, WTI crude, heating oil and London gas oil and natural gas were highly profitable.

Industrial metals prices followed a similar path to energy prices, stabilizing or rising early in the year before falling sharply thereafter. A lack of growth acceleration in the developed world; the persistent slowdown in China’s manufacturing and real estate sectors; and constrained growth in emerging markets, especially weighed down by the Russian and Brazilian recessions, crimped demand for metals. Also, supplies of industrial metals were abundant, although there were some successful efforts by International companies and China to close some mines and reduce production that did restrain the price declines. Short positions in copper, aluminum, nickel, zinc and palladium were profitable.

Long positions in U.S. note, bond and short term interest rate futures were profitable, especially early in the year when growth disappointed and the Fed dragged its feet on raising official rates, and again during late summer when Chinese stocks collapsed and the Fed delayed once more. At other times, particularly in the fourth quarter when the Fed finally did raise official rates, long positions were unprofitable and the gains for 2015 were reduced. A long position in Canadian bonds was profitable as the energy collapse and lack of inflation underpinned demand. Long positions in Japanese bonds and British note and short-rate futures were fractionally profitable as well. For much of the year, long positions in Continental—German, French and Italian—interest rate futures were profitable as the ECB’s implementation of QE spurred demand. However, interest rates, after reaching extraordinarily low levels, spiked higher in late Spring amid signs that growth was accelerating and that the Greek crisis was deteriorating, leading to losses on long positions. Again in December, after the ECB’s extension of QE was viewed by market participants as inadequate, interest rates spiked higher, bringing losses. Overall, therefore, trading of Continental interest rate futures was only slightly profitable for 2015.

Against an uncertain economic and political background, trading of equity futures produced a fractional loss overall and was volatile throughout the year, especially during the Chinese stock collapse in June through August. Long positions in U.S. and Canadian stock index futures, and trading of Korean, Japanese, Taiwanese and South African equity futures registered losses. On the other hand, long positions in European equity futures were profitable in the wake of the ECB’s QE program. Also, long positions in Chinese and Hong Kong futures were profitable in the first half of the year, while short trades showed gains in the second half. A short vix trade was profitable too.

The U.S. dollar, which was buffeted by a multitude of economic and political concerns, strengthened during the year although the path was uneven. Long dollar positions versus the euro and yen were profitable as the ECB introduced QE in the first quarter and as the Bank of Japan added to its accommodation. Later in the year, as emerging economies and commodity producing countries came under pressure, long dollar trades against the currencies of Canada, Russia, Mexico, Brazil, Colombia, Turkey and New Zealand generated gains. On the other hand, a long dollar/short Swiss franc trade sustained a large loss when the Swiss National Bank unexpectedly ended the franc’s peg to the euro and the franc soared by 15% on January 15. Trading the dollar against the currencies of Australia, Chile, Korea, India, Poland, the Czech Republic, Sweden and South Africa also produced losses. Finally, non-dollar cross rate trading was unprofitable largely due to trading the euro against a variety of currencies.

Trading of agricultural commodities was fractionally unprofitable. Trading of corn and wheat produced losses, especially during June and July when prices, after having drifted lower under the weight of large inventories and solid crop reports, spiked higher on spurious reports that China was aggressively buying grains and on a revised USDA forecast suggesting a less favorable crop outlook. Prices subsequently receded but positions had swung from short to long and losses were sustained on both sides. Trading of cotton was fractionally unprofitable. A short coffee trade was profitable as large supplies weighed on prices and a long sugar trade produced a gain late in the year, as did short livestock trades.

2014

During 2014, the Trust achieved net realized and unrealized gains of $48,665,853 from its trading operations (including foreign exchange transactions and translations). Brokerage and custodial fees of $15,803,314, management fees of $405,490, administrative expenses of $1,239,830 and custody fees of $61,226 were paid or accrued. The Trust allocated $119,598 in profit share to the New Profits Memo Account for the benefit of the Managing Owner. Interest income of $289,332 and Managing Owner commission rebate to unitholders of $454,987 partially offset the Trust expenses resulting in a net income after profit share to the Managing Owner of $31,780,714.

An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	0.64%
Energies	1.31%
Grains	1.46%
Interest rates	15.65%
Livestock	0.43%
Metals	(0.74)%
Softs	0.91%
Stock indices	1.26%

Total	20.92%

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

2013

During 2013, the Trust achieved net realized and unrealized losses of $14,244,192 from its trading operations (including foreign exchange transactions and translations). Brokerage and custodial fees of $24,098,316, management fees of $574,919, administrative expenses of $1,692,114 and custody fees of $85,695 were paid or accrued. The Trust allocated $0 in profit share to the New Profits Memo Account for the benefit of the Managing Owner. Interest income of $640,996 and Managing Owner commission rebate to unitholders of $150,686 partially offset the Trust expenses resulting in a net loss after profit share to the Managing Owner of $39,903,554.

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

Contractual Obligations

The Trust does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Trust’s sole business is trading futures, forward and spot contracts, both long (contracts to buy) and short (contracts to sell). The Trust may also trade swaps. All such contracts are settled by offset, not delivery. Substantially all such contacts are for settlement within four months of the trade date and are held by the Trust for less than four months before being offset or rolled over into new contracts with similar maturities. The Trust’s Financial Statements, included as Exhibit 13.01 to this report, present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Trust’s open future and forward currency contracts, both long and short, at December 31, 2015 and December 31, 2014.

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

Quantifying the Trust’s Trading Value at Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Trust’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest and lowest amounts of trading Value at Risk associated with the Trust’s open positions by market category for the fiscal years ended December 31, 2015 and 2014. During fiscal years 2015 and 2014, the Trust’s average total capitalization was approximately $226 million and $260 million, respectively.

Fiscal Year 2015
	Average	% of Average	Highest	Lowest
Market Sector	Value at Risk	Capitalization	Value At Risk	Value At Risk
Currencies	$6.1	2.7%	$7.4	$5.0
Energies	$2	0.9%	$3.7	$0.7
Grains	$1	0.4%	$1.5	$0.7
Interest rates	$6.7	3.0%	$7.8	$5.3
Livestock	$0.1	0.0%	$0.1	$0.1
Metals	$2.5	1.1%	$2.8	$2.1
Softs	$0.4	0.2%	$0.5	$0.3
Stock indices	$8.6	3.8%	$12.2	$5.9
Total	$27.4	12.1%

Fiscal Year 2014
	Average	% of Average	Highest	Lowest
Market Sector	Value at Risk	Capitalization	Value At Risk	Value At Risk
Currencies	$11.7	4.5%	$16.2	$6.5
Energies	$1.9	0.7%	$2.2	$1.6
Grains	$1.1	0.4%	$1.5	$0.3
Interest rates	$9.9	3.8%	$11.7	$5.6
Livestock	$0.1	0.0%	$0.2	$0.1
Metals	$2.3	0.9%	$4.2	$0.8
Softs	$0.5	0.2%	$0.5	$0.4
Stock indices	$13.3	5.1%	$15.4	$9.4
Total	$40.8	15.6%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts during the fiscal year. Average Capitalization is the average of the Trust’s capitalization at the end of each month during the fiscal years 2015 and 2014. Dollar amounts represent millions of dollars.

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

The following were the primary trading risk exposures of the Trust as of December 31, 2015, by market sector.

Financial Instruments .. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Trust and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Trust’s profitability. The Trust’s primary interest rate exposure is to interest rate fluctuations in countries or regions including Australia, Canada, Japan, Switzerland, the U.K., the U.S. and the Eurozone. However, the Trust also may take positions in futures contracts on the government debt of other nations. The Managing Owner anticipates that interest rates in these industrialized countries or areas, both long-term and short-term, will remain the primary interest rate market exposure of the Trust for the foreseeable future.

Currencies . Exchange rate risk is a principal market exposure of the Trust. The Trust’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. The fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Trust trades in a large number of currencies, including cross-rates— e.g., positions between two currencies other than the U.S. dollar.

Stock Indices .. The Trust’s equity exposure, through stock index futures, is to equity price risk in the major industrialized countries as well as other countries.

Metals . The Trust’s metals market exposure is to fluctuations in the price of aluminum, copper, gold, lead, nickel, palladium, platinum, silver, tin and zinc.

Agricultural .. The Trust’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions as well as supply and demand factors.

Energy . The Trust’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Trust as of December 31, 2015.

Foreign Currency Balances . The Trust’s primary foreign currency balances are in Australian Dollars, British Pounds, Canadian Dollars, Euros, Japanese Yen, Korean Won, Malaysian Ringgit, Swiss Francs and Thai Bhat. To the extent possible, the Trust controls the non-trading risk of these balances by regularly converting these balances back into U.S. dollars (no less frequently than twice a month).

Securities Positions .. The Trust’s only market exposure in instruments held other than for trading is in its securities portfolio. The Trust holds only cash or interest-bearing, credit risk-free, short-term paper — typically U.S. Treasury instruments with durations no longer than 1 year. Violent fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on the Trust’s securities, although substantially all of these short-term instruments are held to maturity.

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

Of course, systems can be materially different — better in some periods and worse in others. The main distinguishing features are: the time frame over which systems work (intra-day to long-term); the granularity of data fed into them (tick data to daily, weekly or monthly frequencies); type (market or economic statistics); source (cash, futures, forward or option markets-generated data or government and industry-generated statistical information), and the objective of the system (profiting from momentum, mean reversion, trading-ranges or volatility). No single approach will work all the time. Therefore, the Managing Owner’s objective is to have several approaches operating simultaneously. Since the early 1980s, the Managing Owner has used multiple systems for each market.

When arriving at the portfolio allocation, the Managing Owner generally seeks maximum diversification subject to liquidity and sector concentration constraints, and each market is traded using a diversified (but generally not optimized for each particular market) set of trading systems. The markets traded and allocations are reviewed at least monthly, although changes may occur more or less frequently. The following factors, among others, are considered in constructing a universe of markets to trade for the Trust: profitability, liquidity of markets, professional judgment, desired diversification, transaction costs, exchange regulations and depth of market. Once the universe of markets is established, the Managing Owner’s simulation and optimization techniques help determine which markets to include in the Trust’s portfolio. The current allocation to any market in the Trust’s portfolio does not exceed 2% of total market exposure, measured by risk allocation.

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

Item 8.    Financial Statements and Supplementary Data

Financial statements required by this item, including the report of Deloitte & Touche LLP for the fiscal years ended December 31, 2015, 2014 and 2013, are included as Exhibit 13.01 to this report.

The following summarized quarterly financial information presents the results of operations for the three month periods ended March 31, June 30, September 30 and December 31, 2015 and 2014. This information has not been audited.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	2015	2015	2015	2015
Interest Income:	$164,034	$129,442	$110,796	$72,812
Net Realized and Unrealized Gains (Losses):	5,290,386	13,949,008	(16,710,449)	17,256,221

Expenses*:	3,388,631	3,665,003	3,354,559	4,144,573

Net Income (Loss):	2,065,789	10,413,447	(19,954,212)	13,184,460
Increase (Decrease) in Net Asset Value per Series 1 Unit	8.83	49.09	(97.10)	59.20
Increase (Decrease) in Net Asset Value per Series 2 Unit	20.75	64.06	(88.77)	68.88
Increase (Decrease) in Net Asset Value per Series 3 Unit	21.42	65.62	(89.10)	70.34
Increase (Decrease) in Net Asset Value per Series 4 Unit	37.54	93.00	(110.62)	104.59

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	2014	2014	2014	2014
Interest Income:	$64,642	$71,375	$73,713	$79,602
Net Realized and Unrealized Gains (Losses):	10,179,726	8,288,857	23,673,308	6,523,962

Expenses*:	3,934,361	4,186,441	4,397,532	4,656,137

Net Income (Loss):	6,310,007	4,173,791	19,349,489	1,947,427
Increase (Decrease) in Net Asset Value per Series 1 Unit	25.48	15.44	71.85	5.84
Increase (Decrease) in Net Asset Value per Series 2 Unit	35.74	31.75	98.11	18.75
Increase (Decrease) in Net Asset Value per Series 3 Unit	36.85	32.88	99.85	19.65
Increase (Decrease) in Net Asset Value per Series 4 Unit	56.59	42.62	114.49	27.26

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

The Managing Owner assessed the effectiveness of its internal control over financial reporting with respect to the Trust as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on its assessment, management has concluded that, as of December 31, 2015, the Managing Owner’s internal control over financial reporting with respect to the Trust is effective based on those criteria.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the Managing Owner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in the Trust’s internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

(a, b) Identification of Directors and Executive Officers

The Trust has no directors or executive officers. The Trust is controlled and managed by the Managing Owner under a delegation of authority by Wilmington Trust Company (the “Trustee”).

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

The principals and senior officers of the Managing Owner as of December 31, 2015 are as follows:

Harvey Beker, age 62. Mr. Beker is Co-Chairman of the Managing Owner and serves as a member of the Managing Owner’s Investment Committee. He received a Bachelor of Arts degree in economics from New York University (“NYU”) in 1974 and a Master of Business Administration degree in finance from NYU in 1975. From June 1975 to July 1977, Mr. Beker was employed by the investment bank Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies. From July 1977 to June 1978, Mr. Beker was a futures trader at the commodities and securities brokerage firm of Clayton Brokerage Co. of St. Louis. Mr. Beker has been employed by The Millburn Corporation since June 1978. He initially served as the Director of Operations for its affiliate, Millburn Partners, and most recently thereafter served as Co-Chief Executive Officer of the Managing Owner and Chairman and Chief Executive Officer of The Millburn Corporation until November 1, 2015. During his tenure at the Managing Owner (including its affiliates, Millburn Partners and CommInVest Research Limited Partnership (“CommInVest”)), he has been instrumental in the development of the research, trading and operations areas. Mr. Beker became a principal of the firm in June 1982, and a partner in the predecessor to ShareInVest Research L.P. (“ShareInVest”) in April 1982. Mr. Beker became registered as an Associated Person and a Swap Associated Person of the Managing Owner effective November 25, 1986 and March 8, 2013, respectively. Additionally, he became listed as a Principal and registered as an Associated Person and Swap Associated Person of The Millburn Corporation effective February 8, 1984, May 23, 1989 and March 8, 2013, respectively. He was also listed as a Principal and registered as an Associated Person of ShareInVest effective February 20, 1986 until February 25, 2007. Mr. Beker has also served as Co-Chairman of Millburn Asia, LLC and Millburn International, LLC (collectively, “Millburn International Group”) since each entity’s inception.

Gregg R. Buckbinder, age 57. Mr. Buckbinder is President and Chief Operating Officer of the Managing Owner and The Millburn Corporation and also serves as Chief Financial Officer of the Managing Owner. He joined the Managing Owner and The Millburn Corporation in January 1998 from Odyssey Partners, L.P., an investment management firm, where he was responsible for the operation, administration and accounting of the firm’s merchant banking and managed account businesses from July 1990 through December 1997. Mr. Buckbinder was employed by Tucker Anthony, a securities broker and dealer, from June 1985 to July 1990 where he was First Vice President and Controller, and from August 1983 to June 1984 where he designed and implemented various operations and accounting systems. He was with the public accounting firm of Ernst & Whinney from June 1984 to June 1985 as a manager in the tax department and from September 1980 to August 1983 as a senior auditor, with an emphasis on clients in the financial services business. Mr. Buckbinder graduated cum laude from Pace University (“Pace”) in 1980 with a B.B.A. in accounting and received an M.S. in taxation from Pace in 1988. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. Mr. Buckbinder served as Senior Vice-President of the Managing Owner and The Millburn Corporation until November 1, 2015, and has also served as Senior Vice President, Chief Operating Officer and a Director of each entity in Millburn International Group since inception. Mr. Buckbinder became listed as a Principal of the Managing Owner effective February 5, 1999. He became listed as a Principal of The Millburn Corporation effective March 23, 1998. Mr. Buckbinder became a partner in ShareInVest in January 2000. He was also listed as a Principal of ShareInVest effective February 28, 2001 until February 25, 2007.

George E. Crapple, age 71. Mr. Crapple is Co-Chairman of the Managing Owner and serves as a member of the Managing Owner’s Investment Committee. In 1966, he graduated with honors from the University of Wisconsin where his field of concentration was economics and he was elected to Phi Beta Kappa. In 1969, he graduated from Harvard Law School, magna cum laude , where he was an editor of the Harvard Law Review. He was a lawyer with the law firm of Sidley Austin LLP, Chicago, Illinois, from June 1969 until April 1, 1983, as a partner since July 1975, specializing in commodities, securities, corporate and tax law. He was first associated with the Managing Owner in June 1976 and joined the Managing Owner and The Millburn Corporation (including its affiliates, Millburn Partners and CommInVest) on April 1, 1983 on a full-time basis. Mr. Crapple ceased his employment with The Millburn Corporation effective May 31, 2011 and his position as Co-Chief Executive Officer of the Managing Owner as of November 1, 2015. He became a partner in ShareInVest in April 1984. Mr. Crapple is a past Director, Member of the Executive Committee, Chairman of the Appeals Committee and a former Chairman of the Eastern Regional Business Conduct Committee of the NFA, past Chairman of the hedge fund industry group, the Managed Funds Association (the “MFA”), a former member of the Global Markets Advisory Committee of the CFTC and a former member of the board of directors of the Futures Industry Association. Mr. Crapple has also served as the Co-Chairman of each entity in Millburn International Group since inception. Mr. Crapple became listed as a Principal and registered as an Associated Person and Swap Associated Person of the Managing Owner effective September 13, 1984, April 2, 1988 and December 26, 2012, respectively. Additionally, he was listed as a Principal and registered as an Associated Person of The Millburn Corporation effective April 9, 1981 and May 23, 1989, respectively, until May 31, 2011. He was also listed as a Principal and registered as an Associated Person of ShareInVest effective February 20, 1986 until February 25, 2007.

Steven M. Felsenthal, age 46. Mr. Felsenthal is General Counsel and Chief Compliance Officer of the Managing Owner and The Millburn Corporation. Prior to joining the Managing Owner and its affiliates in January 2004, Mr. Felsenthal was a senior associate in the investment management group at the law firm of Schulte Roth & Zabel LLP (September 1999 - January 2004), where he represented and advised hedge funds, registered investment companies, investment advisers, broker-dealers and banks in connection with all facets of their asset management businesses, and a member of the tax department of the law firm of Kramer, Levin, Naftalis & Frankel LLP (October 1996 - September 1999). He graduated cum laude from Yeshiva University in 1991 with a B.A. in political science, and order of the coif from Fordham University School of Law in 1996, where he also served as an editor of the Fordham Environmental Law Journal. Mr. Felsenthal received an LL.M degree in taxation from NYU School of Law in 2001 and has written and been quoted in numerous published articles, and frequently speaks at conferences, on various topics related to investment management. Mr. Felsenthal is a member of the New York State Bar (since August 1997), a member of the NFA’s Compliance and Risk Committee (since May 2014), a former member of the Steering Committee of the MFA’s Chief Compliance Officer Forum (June 2014 to December 2015), former Chairman of the MFA’s CPO/CTA Advisory Committee (November 2006 to June 2010), former Co-Chairman of the Steering Committee of MFA’s CPO/CTA Forum (June 2010 to January 2013), is currently a member of the Editorial Board of the Journal of Operations & Custody (formerly known as the Journal of Securities Law, Regulation and Compliance) (since February 2007) and a regular lecturer for the Regulatory Compliance Association’s Chief Compliance Officer University (since May 2009). Mr. Felsenthal has also served as General Counsel, Chief Compliance Officer and Secretary of each entity in Millburn International Group since inception. Mr. Felsenthal became listed as a Principal of the Managing Owner and The Millburn Corporation effective June 24, 2004. Mr. Felsenthal also served as General Counsel and Chief Compliance Officer of ShareInVest.

Mark B. Fitzsimmons, age 68. Mr. Fitzsimmons is a Senior Vice-President of the Managing Owner and served in the same capacity at The Millburn Corporation until December 31, 2011. His responsibilities mainly involve business development. He joined the Managing Owner and its affiliates in January 1990 from the brokerage firm of Morgan Stanley & Co. Incorporated, a global financial services firm, where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm from October 1987 until January 1990. From September 1977 to October 1987, he was with the financial institution Chemical Bank New York Corporation (“Chemical”), first as a Senior Economist in Chemical’s Foreign Exchange Advisory Service and later as a Vice-President and Manager of Chemical’s Corporate Trading Group. While at Chemical he also traded both foreign exchange and fixed income products. From September 1973 to September 1977, Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department. He graduated summa cum laude from the University of Bridgeport, Connecticut in 1970 with a B.S. degree in economics. His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973. Mr. Fitzsimmons became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the Managing Owner effective July 2, 1993, April 15, 2009, and March 8, 2013, respectively. Mr. Fitzsimmons was a listed Principal and registered Associated Person of The Millburn Corporation effective June 20, 1995 until December 31, 2011 and October 12, 1992 until December 31, 2011, respectively. Mr. Fitzsimmons was a partner in ShareInVest beginning in January 2000. He was also a listed Principal of ShareInVest effective May 19, 1999 until February 25, 2007.

Barry Goodman, age 58. Mr. Goodman is Co-Chief Executive Officer and Executive Director of Trading for the Managing Owner and The Millburn Corporation, and serves as a member of the Managing Owner’s Investment Committee. Mr. Goodman plays an integral role in business and product development, and in the strategic direction of the firm as a whole. Mr. Goodman joined the Managing Owner and The Millburn Corporation (including its affiliate, Millburn Partners) in November 1982 as Assistant Director of Trading and most recently thereafter served as Executive Vice-President of the Managing Owner and The Millburn Corporation until November 1, 2015. His responsibilities include overseeing the firm’s trading operations and managing its trading relationships, as well as the design and implementation of trading systems. From September 1980 through October 1982, he was a commodity trader at the brokerage firm of E. F. Hutton & Co., Inc. (“E.F. Hutton”). At E.F. Hutton, he also designed and maintained various technical indicators and coordinated research projects pertaining to the futures markets. Mr. Goodman graduated magna cum laude from Harpur College of the State University of New York in 1979 with a B.A. in economics. Mr. Goodman has also served as President and a Director of each entity in Millburn International Group since inception. Mr. Goodman became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the Managing Owner effective December 19, 1991, May 23, 1989 and January 14, 2013, respectively. He also became listed as a Principal and registered as an Associated Person and a Swap Associated Person of The Millburn Corporation effective June 20, 1995, April 5, 1989, and March 8, 2013, respectively. He became a partner in ShareInVest in January 1994. Mr. Goodman was a listed Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Grant N. Smith, age 64. Mr. Smith is Co-Chief Executive Officer and Director of Research of the Managing Owner and The Millburn Corporation, and serves as a member of the Managing Owner’s Investment Committee. He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm. He received a B.S. degree from the Massachusetts Institute of Technology (“MIT”) in 1974 and an M.S. degree from MIT in 1975. While at MIT, he held several teaching and research positions in the computer science field and participated in various projects relating to database management. He joined the predecessor entity to The Millburn Corporation in June 1975, and has been continuously associated with the Managing Owner, The Millburn Corporation and their affiliates since that time. Mr. Smith served as the Executive Vice-President of the Managing Owner and The Millburn Corporation until November 1, 2015 and has also served as a Director of each entity in Millburn International Group since inception, where he, along with the other Directors of each of those entities, is responsible for its overall management. Mr. Smith became listed as a Principal and registered as an Associated Person and Swap Associated Person of the Managing Owner, effective December 19, 1991, April 15, 2009 and March 8, 2013, respectively. He became listed as a Principal and registered as an Associated Person and a Swap Associated Person of The Millburn Corporation effective June 20, 1995, May 21, 1992, and March 8, 2013, respectively. Mr. Smith also became a partner in ShareInVest in January 1994. He also was listed as a Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Michael W. Carter, age 46. Mr. Carter is a Vice President, Director of Operations of The Millburn Corporation and Principal Accounting Officer of the Managing Owner. He is responsible for overseeing operations and accounting for the firm’s commodity pools. Prior to his promotion to Director of Operations in January 2011 and Principal Accounting Officer effective May 2014, Mr. Carter held the positions of Fund Controller (February 2001 until February 2011) and Senior Accountant (March 2000 until February 2001) with The Millburn Corporation. He graduated from Rutgers, The State University of New Jersey – Newark in May 1997 with a B.S. in Accounting. Prior to joining the Managing Owner and its affiliates, he was employed with the accounting firm Rothstein Kass & Company, P.C., as a fund accountant from March 1997 until September 1997 and as a staff auditor from September 1997 until June 1999, and then an equity analyst covering restaurants with the brokerage firm of Sidoti & Company, LLC, which conducts independent small-cap equity research for institutional investors, from June 1999 until February 2000. He is a Certified Public Accountant. Mr. Carter became listed as Principal of the Managing Owner and The Millburn Corporation effective April 22, 2014 and July 1, 2014, respectively.

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

(b)    Security Ownership of Management

Under the terms of the Trust Agreement, the Trust’s affairs are managed by the Managing Owner, which has discretionary authority over the Trust’s trading. The Managing Owner’s managing owner interest was valued at $5,368,725 as of December 31, 2015, 2.57% of the Trust’s total capital.

(c)    Changes in Control

None.

(d)    Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

See “Item 11.   Executive Compensation ” and “Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters ”  The Trust allocated to the Managing Owner $12,748,918 (net of $817,820 Managing Owner commission rebate to unitholders) in brokerage and custodial fees, $385,131 in management fees and $228,356 in profit share for the year ended December 31, 2015.  The Managing Owner’s capital interest was allocated net income of $472,263 for the year ended December 31, 2015.  The Managing Owner has paid certain administrative expenses to third-parties on behalf of the Trust, related to legal, accounting, auditing, printing, postage and similar administrative expenses, and has been or will be reimbursed without interest by the Trust. The Trust is prohibited from making any loans.

Item 14.    Principal Accountant Fees and Services

(1)           Audit Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Trust’s financial statements and reviews of the financial statements included in the quarterly reports on Form 10-Q and in connection with the statutory and regulatory filings for the years ended December 31, 2015 and 2014 were approximately $196,500 and $168,500, respectively.

(2)           Audit-Related Fees

The Trust did not engage Deloitte & Touche LLP for internal control consulting services.

(3)           Tax Fees

The Trust did not engage Deloitte & Touche LLP for professional services for tax compliance, advice or planning services.

(4)           All Other Fees

There were no other fees for the years ended December 31, 2015 and 2014.

(5)           Pre-Approval Policies

The board of directors of the Managing Owner pre-approves the engagement of the Trust’s auditor for all services to be provided by the auditor.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1)    Financial Statements

The following are included with the 2015 Annual Report to Security Holders, a copy of which is filed herewith as Exhibit 13.01.

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

(a)(3)    Exhibits as required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Designation	Description

13.01	2015 Annual Report to Security Holders

31.01	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.03	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.01	Section 1350 Certification of Principal Executive Officer

32.02	Section 1350 Certification of Principal Executive Officer

32.03	Section 1350 Certification of Principal Financial Officer

100.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

The following exhibits are incorporated by reference from the exhibits of the same number and description filed with the Trust’s Registration Statement (File. No. 333-209445) filed on February 9, 2016 on Form S-1 under the Securities Act of 1933.

1.01	Form of Selling Agreement.

3.01	Certificate of Trust of Registrant (included as Schedule A to Exhibit A to the Prospectus).

3.03	Fourth Amended and Restated Declaration of Trust and Trust Agreement of Registrant (included in Exhibit A to the Prospectus).

10.01	Form of Subscription Agreement (included as Exhibit C to the Prospectus).

10.02	Form of Services Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2016.

GLOBAL MACRO TRUST

By:	Millburn Ridgefield Corporation,
Managing Owner

By:	/s/ Harvey Beker
Harvey Beker
Co-Chairman (Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Managing Owner of the Registrant and in the capacities and on the date indicated.

Title with
Signature	General Partner	Date

/s/ Harvey Beker	Co-Chairman	March 29, 2016
Harvey Beker	(Director)

/s/ George E. Crapple	Co-Chairman	March 29, 2016
George E. Crapple	(Director)

/s/ Barry Goodman	Co-Chief Executive Officer	March 29, 2016
Barry Goodman	(Principal Executive Officer)

/s/ Grant N. Smith	Co-Chief Executive Officer	March 29, 2016
Grant N. Smith	(Principal Executive Officer)

/s/ Gregg Buckbinder	President and Chief Financial Officer	March 29, 2016
Gregg Buckbinder	(Principal Financial Officer)

/s/ Michael W. Carter	Vice President	March 29, 2016
Michael W. Carter	(Principal Accounting Officer)

(Being the principal executive officers, the principal financial officer and principal accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

EXHIBIT INDEX

The following exhibits are included herewith

Designation	Description

13.01	2015 Annual Report to Security Holders

31.01	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.03	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.01	Section 1350 Certification of Principal Executive Officer

32.02	Section 1350 Certification of Principal Executive Officer

32.03	Section 1350 Certification of Principal Financial Officer

100.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

The following exhibits are incorporated by reference from the exhibits of the same number and description filed with the Trust’s Registration Statement (File. No. 333-209445) filed on February 9, 2016 on Form S-1 under the Securities Act of 1933.

1.01	Form of Selling Agreement.

3.01	Certificate of Trust of Registrant (included as Schedule A to Exhibit A to the Prospectus).

3.03	Fourth Amended and Restated Declaration of Trust and Trust Agreement of Registrant (included in Exhibit A to the Prospectus).

10.01	Form of Subscription Agreement (included as Exhibit C to the Prospectus).

10.02	Form of Services Agreement.