Form 10-Q
period 2016-03-31
GLOBAL MACRO TRUST
filed 2016-05-13
CIK 1145765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:   March 31, 2016

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
For the three months ended March 31, 2016 and 2015 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Trust Capital (b)	7
Statements of Financial Highlights (b)	9
Notes to the Financial Statements	10

(a) At March 31, 2016 and December 31, 2015 (unaudited)
(b) For the three months ended March 31, 2016 and 2015 (unaudited)

Global Macro Trust
Statements of Financial Condition (UNAUDITED)

	March 31, 2016	December 31, 2015
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes – at fair value
(amortized cost $31,146,416 and $36,557,560)	$31,148,929	$36,536,889
Net unrealized appreciation on open futures and
forward currency contracts	6,411,175	4,388,065
Due from brokers	8,949,099	7,458,565
Cash denominated in foreign currencies (cost $3,378,967
and $5,080,323)	3,484,070	5,003,029
Total equity in trading accounts	49,993,273	53,386,548

INVESTMENTS IN U.S. TREASURY NOTES – at fair value
(amortized cost $154,278,327 and $148,952,529)	154,290,561	148,800,124
CASH AND CASH EQUIVALENTS	20,309,592	11,740,322
ACCRUED INTEREST RECEIVABLE	196,726	295,838
TOTAL	$224,790,152	$214,222,832

LIABILITIES AND TRUST CAPITAL
LIABILITIES:
Subscriptions by Unitholders received in advance	$622,000	$572,663
Net unrealized depreciation on open futures and forward currency contracts	-	128,211
Due to Managing Owner	166,272	-
Accrued brokerage and custodial fees	1,061,959	1,030,173
Accrued management fees	36,349	32,662
Redemptions payable to Unitholders	2,865,776	2,561,637
Redemption payable to Managing Owner	-	828,683
Accrued expenses	100,719	222,847
Other liabilities	372,404	-
Total liabilities	5,225,479	5,376,876

TRUST CAPITAL:
Managing Owner interest (5,003.959 and 4,917.000 units outstanding)	5,926,539	5,368,725
Series 1 Unitholders (158,511.344 and 164,988.926 units outstanding)	187,735,920	180,146,458
Series 2 Unitholders (6.799 and 39.121 units outstanding)	9,999	53,412
Series 3 Unitholders (14,144.151 and 13,929.871 units outstanding)	21,088,187	19,275,026
Series 4 Unitholders (2,767.996 and 2,541.689 units outstanding)	4,804,028	4,002,335
Total trust capital	219,564,673	208,845,956

TOTAL	$224,790,152	$214,222,832

NET ASSET VALUE PER UNIT OUTSTANDING:
Series 1 Unitholders	$1,184.37	$1,091.87
Series 2 Unitholders	$1,470.66	$1,365.30
Series 3 Unitholders	$1,490.95	$1,383.72
Series 4 Unitholders	$1,735.56	$1,574.68

See notes to financial statements (unaudited)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
March 31, 2016

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	(0.03)%	$(71,383)
Grains	0.04	93,685
Interest rates:
2 Year U.S. Treasury Note (673 contracts, settlement date June 2016)	0.21	462,859
5 Year U.S. Treasury Note (345 contracts, settlement date June 2016)	0.14	319,078
10 Year U.S. Treasury Note (237 contracts, settlement date June 2016)	0.12	269,109
30 Year U.S. Treasury Bond (61 contracts, settlement date June 2016)	0.07	148,563
Other interest rates	0.68	1,482,341
Total interest rates	1.22	2,681,950

Livestock	(0.00)	(4,860)
Metals	(0.10)	(227,892)
Softs	(0.02)	(33,421)
Stock indices	0.20	431,872
Total long futures contracts	1.31	2,869,951

Short futures contracts:
Energies	(0.03)	(68,505)
Grains	0.05	117,210
Interest rates	(0.02)	(35,293)
Livestock	0.00	2,200
Metals	(0.13)	(296,314)
Softs	(0.03)	(61,548)
Stock indices	0.07	156,132
Total short futures contracts	(0.09)	(186,118)
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	1.22	2,683,833

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	3.05	6,692,927
Total short forward currency contracts	(1.35)	(2,965,585)
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	1.70	3,727,342

TOTAL	2.92%	$6,411,175

		(Continued)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
March 31, 2016
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$48,100,000	U.S. Treasury notes, 0.375%, 04/30/2016	21.91%	$48,106,576
45,710,000	U.S. Treasury notes, 0.250%, 05/15/2016	20.82	45,710,893
44,260,000	U.S. Treasury notes, 0.625%, 07/15/2016	20.18	44,301,494
47,220,000	U.S. Treasury notes, 0.875%, 09/15/2016	21.55	47,320,527
	Total investments in U.S. Treasury notes
	(amortized cost $185,424,743)	84.46%	$185,439,490

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2015

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Grains	0.00%	$48
Interest rates	(0.14)	(298,622)
Metals	0.19	397,044
Softs	0.02	41,390
Stock indices	0.28	583,002
Total long futures contracts	0.35	722,862

Short futures contracts:
Energies	0.72	1,506,235
Grains	0.16	336,795
Interest rates	(0.00)	(1,156)
Livestock	(0.04)	(88,790)
Metals	0.08	173,334
Softs	(0.03)	(73,715)
Stock indices	0.04	86,606
Total short futures contracts	0.93	1,939,309
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	1.28	2,662,171

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.53)	(1,104,035)
Total short forward currency contracts	1.29	2,701,718
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	0.76	1,597,683

TOTAL	2.04%	$4,259,854

		(Continued)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2015
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$48,100,000	U.S. Treasury notes, 0.375%, 04/30/2016	23.03%	$48,096,242
45,710,000	U.S. Treasury notes, 0.250%, 05/15/2016	21.87	45,684,110
44,260,000	U.S. Treasury notes, 0.625%, 07/15/2016	21.20	44,272,102
47,220,000	U.S. Treasury notes, 0.875%, 09/15/2016	22.64	47,284,559
	Total investments in U.S. Treasury notes
	(amortized cost $185,510,089)	88.74%	$185,337,013

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Statements of Operations (UNAUDITED)

	For the three months ended
	March 31, 2016	March 31, 2015
INVESTMENT INCOME:
Interest income	$168,211	$72,812

EXPENSES:
Brokerage and custodial fees	3,300,350	3,695,986
Administrative expenses	290,356	307,064
Custody fees and other expenses	9,563	13,339
Management fees	108,107	98,177
Total expenses	3,708,376	4,114,566

Managing Owner commission rebate to unitholders	(193,666)	(222,562)

Net expenses	3,514,710	3,892,004

NET INVESTMENT LOSS	(3,346,499)	(3,819,192)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	19,054,343	14,514,498
Foreign exchange translation	(26,737)	(261,047)
Net change in unrealized:
Futures and forward currency contracts	2,151,321	2,761,468
Foreign exchange translation	182,397	196,455
Net gains from U.S. Treasury notes:
Net change in unrealized	187,823	44,847
TOTAL NET REALIZED AND UNREALIZED GAINS	21,549,147	17,256,221

NET INCOME	$18,202,648	$13,437,029
LESS PROFIT SHARE TO MANAGING OWNER	381,663	252,569
NET INCOME AFTER PROFIT SHARE TO MANAGING OWNER	$17,820,985	$13,184,460

NET INCOME PER UNIT OUTSTANDING
Series 1 Unitholders	$92.50	$59.20
Series 2 Unitholders	$105.36	$68.88
Series 3 Unitholders	$107.23	$70.34
Series 4 Unitholders	$160.88	$104.59

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the three months ended March 31, 2016:
									New Profit
	Series 1 Unitholders		Series 2 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2016	$180,146,458	164,988.926	$53,412	39.121	$19,275,026	13,929.871	$4,002,335	2,541.689	$-	-	$5,368,725	4,917.000	$208,845,956
Subscriptions	507,000	435.091	10,000	6.799	1,053,995	737.742	381,158	226.307	9,259	7.798	-	-	1,961,412
Redemptions	(8,226,585)	(6,987.399)	(57,537)	(39.121)	(779,558)	(523.462)	-	-	-	-	-	-	(9,063,680)
Addt'l units allocated *	-	74.726	-	-	-	-	-	-	-	0.043	-	79.118	-
Net income before profit
share to Managing Owner	15,309,047	-	5,138	-	1,919,373	-	420,535	-	27	-	548,528	-	18,202,648
Profit share to Managi ng Owner:	-	-	(1,014)	-	(380,649)	-	-	-	-	-	-	-	(381,663)
Trust capital at
March 31, 2016	$187,735,920	158,511.344	$9,999	6.799	$21,088,187	14,144.151	$4,804,028	2,767.996	$9,286	7.841	$5,917,253	4,996.118	$219,564,673

Net asset value per unit outstanding
at March 31, 2016:	$1,184.37		$1,470.66		$1,490.95		$1,735.56

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and the Managing Owner.													(Continued)

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the three months ended March 31, 2015:
									New Profit
	Series 1 Unitholders		Series 2 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2015	$213,611,159	199,292.051	$50,872	39.121	$18,216,525	13,848.201	$3,213,861	2,216.197	$-	-	$5,496,789	5,128.014	$240,589,206
Subscriptions	317,117	293.285	-	-	1,048,741	791.349	343,771	235.642	793	0.732	-	-	1,710,422
Redemptions	(12,964,519)	(11,824.158)	-	-	(374,167)	(276.188)	-	-	-	-	-	-	(13,338,686)
Addt'l units allocated *	-	101.462	-	-	-	-	-	-	-	0.004	-	82.068	-
Net income before profit
share to Managing Owner:	11,517,486	-	3,364	-	1,265,323	-	254,382	-	39	-	396,435	-	13,437,029
Managing Owner's profit share:	-	-	(669)	-	(251,900)	-	-	-	-	-	-	-	(252,569)
Trust capital at
March 31, 2015	$212,481,243	187,862.640	$53,567	39.121	$19,904,522	14,363.362	$3,812,014	2,451.839	$832	0.736	$5,893,224	5,210.082	$242,145,402

Net asset value per unit outstanding
at March 31, 2015:	$1,131.05		$1,369.26		$1,385.78		$1,554.76

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and the Managing Owner.

See notes to financial statements (unaudited)													(Concluded)

Global Macro Trust
Statements of Financial Highlights (UNAUDITED)

For the three months ended March 31:	2016				2015
	Series 1	Series 2	Series 3	Series 4	Series 1	Series 2	Series 3	Series 4
Net income (loss) from operations:
Net investment loss	$ (19.64)	$ (10.11)	$ (9.26)	$ (2.00)	$ (18.76)	$ (9.79)	$ (9.06)	$ (2.48)
Net realized and unrealized gains on trading of futures and forward currency contracts	111.15	150.27	141.75	161.46	77.76	95.53	96.67	106.80
Net gains from U.S. Treasury obligations	0.99	1.28	1.25	1.42	0.20	0.25	0.25	0.27
Profit share allocated to Managing Owner	0.00	(36.08)	(26.51)	0.00	0.00	(17.11)	(17.52)	0.00
Net income per unit	$ 92.50	$ 105.36	$ 107.23	$ 160.88	$ 59.20	$ 68.88	$ 70.34	$ 104.59

Net asset value per unit, beginning of period	1,091.87	1,365.30	1,383.72	1,574.68	1,071.85	1,300.38	1,315.44	1,450.17

Net asset value per unit, end of period	$ 1,184.37	$ 1,470.66	$ 1,490.95	$ 1,735.56	$ 1,131.05	$ 1,369.26	$ 1,385.78	$ 1,554.76
Total return and ratios for the three months ended March 31:	2016				2015
	Series 1	Series 2	Series 3	Series 4	Series 1	Series 2	Series 3	Series 4
RATIOS TO AVERAGE CAPITAL:
Net investment loss (a)	(6.69)%	(2.76)%	(2.51)%	(0.47)%	(6.83)%	(2.93)%	(2.68)%	(0.66)%
Total expenses (a)	6.99%	3.06%	2.81%	0.77%	6.94%	3.05%	2.80%	0.78%
Profit share allocation (b) (c)	0.00	2.46	1.79	0.00	0.00	1.28	1.30	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	6.99%	5.52%	4.60%	0.77%	6.94%	4.33%	4.10%	0.78%
Total return before profit share allocation (b)	8.47%	10.18%	9.54%	10.22%	5.52%	6.58%	6.65%	7.21%
Less: Profit share allocation (b)	0.00	2.46	1.79	0.00	0.00	1.28	1.30	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	8.47%	7.72%	7.75%	10.22%	5.52%	5.30%	5.35%	7.21%
(a) annualized
(b) not annualized

(c) the combination of a February 2016 redemption reducing the average capital for Series 2, along with crystallized fees on that redemption, contributed to a larger profit share allocation ratio for Series 2 compared to Series 3.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Global Macro Trust’s (the “Trust”) financial condition at March 31, 2016 and December 31, 2015 (unaudited) and the results of its operations for the three months ended March 31, 2016 and 2015 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of December 31, 2015.

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

The Income Taxes topic of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Trust recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Trust’s open tax years, 2012 to 2015,  Millburn Ridgefield Corporation (the “Managing Owner”) determined that no reserves for uncertain tax positions were required.

There have been no material changes with respect to the Trust's critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Trust's Annual Report on Form 10-K for fiscal year 2015.

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

Investment Company Status: The Trust adopted Accounting Standard Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the Managing Owner’s assessment, the Trust has been deemed to be an investment company since inception. Accordingly, the Trust follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Operations and Changes in Trust Capital.

During the three months ended March 31, 2016 and 2015, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Trust’s investments by hierarchical level as of March 31, 2016 and December 31, 2015 in valuing the Trust’s investments at fair value. At March 31, 2016 and December 31, 2015, the Trust held no assets or liabilities classified in Level 3.

Financial Assets and Liabilities at Fair Value as of March 31, 2016

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$185,439,490	$-	$185,439,490
Short-term money market fund*	20,505,104	-	20,505,104
Exchange-traded futures contracts
Energies	(139,888)	-	(139,888)
Grains	210,895	-	210,895
Interest rates	2,646,657	-	2,646,657
Livestock	(2,660)	-	(2,660)
Metals	(524,206)	-	(524,206)
Softs	(94,969)	-	(94,969)
Stock indices	588,004	-	588,004

Total exchange-traded futures contracts	2,683,833	-	2,683,833

Over-the-counter forward currency contracts	-	3,727,342	3,727,342

Total futures and forward currency contracts (2)	2,683,833	3,727,342	6,411,175

Total financial assets at fair value	$208,628,427	$3,727,342	$212,355,769

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$31,148,929
Investments in U.S. Treasury notes held in custody			154,290,561
Total investments in U.S. Treasury notes			$185,439,490

(2)
Net unrealized appreciation on open futures and forward currency contracts			$6,411,175
Net unrealized depreciation on open futures and forward currency contracts			-
Total net unrealized appreciation on open futures and forward currency contracts			$6,411,175

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

 Financial Assets and Liabilities at Fair Value as of December 31, 2015

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$185,337,013	$-	$185,337,013
Short-term money market fund*	11,490,322	-	11,490,322
Exchange-traded futures contracts
Energies	1,506,235	-	1,506,235
Grains	336,843	-	336,843
Interest rates	(299,778)	-	(299,778)
Livestock	(88,790)	-	(88,790)
Metals	570,378	-	570,378
Softs	(32,325)	-	(32,325)
Stock indices	669,608	-	669,608

Total exchange-traded futures contracts	2,662,171	-	2,662,171

Over-the-counter forward currency contracts	-	1,597,683	1,597,683

Total futures and forward currency contracts (2)	2,662,171	1,597,683	4,259,854

Total financial assets at fair value	$199,489,506	$1,597,683	$201,087,189

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$36,536,889
Investments in U.S. Treasury notes held in custody			148,800,124
Total investments in U.S. Treasury notes			$185,337,013

(2)
Net unrealized appreciation on open futures and forward currency contracts			$4,388,065
Net unrealized depreciation on open futures and forward currency contracts			(128,211)
Total net unrealized appreciation on open futures and forward currency contracts			$4,259,854

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

The Trust engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Trust at March 31, 2016, by market sector:

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

See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional derivative-related information.

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at March 31, 2016 and December 31, 2015. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at March 31, 2016

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$21,061	$(92,444)	$46,092	$(114,597)	$(139,888)
Grains	94,685	(1,000)	242,050	(124,840)	210,895
Interest rates	2,866,909	(184,959)	19,755	(55,048)	2,646,657
Livestock	-	(4,860)	4,280	(2,080)	(2,660)
Metals	199,019	(426,911)	247,611	(543,925)	(524,206)
Softs	-	(33,421)	10,966	(72,514)	(94,969)
Stock indices	680,560	(248,688)	262,105	(105,973)	588,004

Total futures contracts	3,862,234	(992,283)	832,859	(1,018,977)	2,683,833

Forward currency contracts	6,827,175	(134,248)	355,746	(3,321,331)	3,727,342

Total futures and
forward currency contracts	$10,689,409	$(1,126,531)	$1,188,605	$(4,340,308)	$6,411,175

Fair Value of Futures and Forward Currency Contracts at December 31, 2015

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$-	$-	$1,935,820	$(429,585)	$1,506,235
Grains	48	-	347,695	(10,900)	336,843
Interest rates	1,030,409	(1,329,031)	-	(1,156)	(299,778)
Livestock	-	-	-	(88,790)	(88,790)
Metals	449,863	(52,819)	657,070	(483,736)	570,378
Softs	115,553	(74,163)	100	(73,815)	(32,325)
Stock indices	857,616	(274,614)	119,246	(32,640)	669,608

Total futures contracts	2,453,489	(1,730,627)	3,059,931	(1,120,622)	2,662,171

Forward currency contracts	736,739	(1,840,774)	3,851,664	(1,149,946)	1,597,683

Total futures and
forward currency contracts	$3,190,228	$(3,571,401)	$6,911,595	$(2,270,568)	$4,259,854

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three months ended March 31, 2016 and 2015 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below:

Trading gains (losses) of futures and forward currency contracts for the three months ended March 31, 2016 and 2015

	Three months ended:	Three months ended:
Sector	March 31, 2016	March 31, 2015

Futures contracts:
Energies	$920,402	$(116,239)
Grains	165,002	(804,365)
Interest rates	15,368,199	8,024,063
Livestock	11,460	75,450
Metals	(637,773)	81,792
Softs	(662,854)	492,562
Stock indices	3,939,671	6,711,906

Total futures contracts	19,104,107	14,465,169

Forward currency contracts	2,101,557	2,810,797

Total futures and forward currency contracts	$21,205,664	$17,275,966

The following table presents average notional value by sector in U.S. dollars of open futures and forward currency contracts for the three months ended March 31, 2016 and 2015. The Trust’s average net asset value for the three months ended March 31, 2016 and 2015 was approximately $223,000,000 and $244,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the three months ended March 31, 2016 and 2015

	2016		2015
Sector	Long Positions	Short Positions	Long Positions	Short Positions

Futures contracts:
Energies	$3,971,208	$18,909,995	$-	$24,844,234
Grains	2,489,469	15,591,309	3,196,168	6,670,002
Interest rates	445,419,039	12,751,120	371,820,876	38,591,532
Livestock	113,190	1,281,735	752,330	1,531,820
Metals	2,055,413	20,402,703	3,201,924	21,984,804
Softs	2,468,782	2,061,371	392,850	6,455,819
Stock indices	82,375,680	17,486,803	180,023,076	12,280,741

Total futures
contracts	538,892,781	88,485,036	559,387,224	112,358,952

Forward currency
contracts	88,193,189	84,936,767	57,581,179	101,896,115

Total average
notional	$627,085,970	$173,421,803	$616,968,403	$214,255,067

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at March 31, 2016 and 2015. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the Managing Owner believes it is a more meaningful representation of notional values of the Trust’s open interest rate positions.

The customer agreements between the Trust, the futures clearing brokers including Deutsche Bank Securities Inc. (a wholly-owned subsidiary of Deutsche Bank AG), and SG Americas Securities, LLC., as well as the FX prime broker, Deutsche Bank AG, and the swap dealer, Morgan Stanley & Co., LLC, gives the Trust the legal right to net unrealized gains and losses on open futures and foreign currency contracts. The Trust netted, for financial reporting purposes, the unrealized gains and losses on open futures and forward currency contracts on the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” were met. The Trust ceased clearing trades through J.P. Morgan Securities LLC during September 2015.

Offsetting of derivative assets at March 31, 2016

	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Assets
Futures contracts
Counterparty C	$1,638,278	$(526,477)	$1,111,801
Counterparty I	3,056,815	(1,484,783)	1,572,032
Total futures contracts	4,695,093	(2,011,260)	2,683,833

Forward currency contracts
Counterparty G	4,319,883	(2,720,916)	1,598,967
Counterparty H	2,863,038	(734,663)	2,128,375
Total forward currency contracts	7,182,921	(3,455,579)	3,727,342

Total assets	$11,878,014	$(5,466,839)	$6,411,175

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$1,111,801	$-	$(1,111,801)	$-
Counterparty G	1,598,967	-	-	1,598,967
Counterparty H	2,128,375	-	-	2,128,375
Counterparty I	1,572,032	-	(1,572,032)	-

Total	$6,411,175	$-	$(2,683,833)	$3,727,342

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
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of March 31, 2016.

Offsetting of derivative assets and liabilities at December 31, 2015

	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Assets
Futures contracts
Counterparty C	$1,820,652	$(1,308,411)	$512,241
Counterparty I	3,692,768	(1,542,838)	2,149,930
Total futures contracts	5,513,420	(2,851,249)	2,662,171

Forward currency contracts
Counterparty G	3,495,118	(1,769,224)	1,725,894
Total forward currency contracts

Total assets	$9,008,538	$(4,620,473)	$4,388,065

	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Liabilities
Forward currency contracts
Counterparty H	$1,221,496	$(1,093,285)	$128,211

Total liabilities	$1,221,496	$(1,093,285)	$128,211

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$512,241	$-	$(512,241)	$-
Counterparty G	1,725,894	-	-	1,725,894
Counterparty I	2,149,930	-	(2,149,930)	-

Total	$4,388,065	$-	$(2,662,171)	$1,725,894
				(Continued)

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(4)

Counterparty H	$128,211	$-	$(128,211)	$-

Total	$128,211	$-	$(128,211)	$-
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
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of December 31, 2015.
(4) Net amount represents the amounts owed by the Trust to each counterparty as of December 31, 2015.

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

A significant portion of the Trust’s forward currency trading activities are cleared by Deutsche Bank AG (“DB”) and Morgan Stanley & Co. LLC (“MS”). The Trust’s concentration of credit risk associated with DB or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition, plus the value of margin or collateral held by DB and MS. The amount of such credit risk was $25,125,523 and  $23,025,005 at March 31, 2016 and December 31, 2015, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three months ended March 31, 2016 and 2015. Profit share earned (from Unitholders' redemptions) is credited to the New Profit Memo Account as defined in the Trust’s Declaration of Trust and Trust Agreement (the “Trust Agreement”).

	Three months ended:
	March 31,		March 31,
	2016		2015
Profit share earned	$9,259		$793
Profit share accrued	372,404	(1)	251,776
Total profit share	$381,663		$252,569

(1) Included in “Other liabilities” in the Statements of Financial Condition.

5. RELATED PARTY TRANSACTIONS

The Trust pays all routine expenses, such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee's fees, the charges of an outside accounting services agency and the expenses of updating the Trust's Prospectus), as well as extraordinary costs. At March 31, 2016 and December 31, 2015, The Managing Owner is owed $166,272 and $0, respectively, from the Trust in connection with such expenses it has paid on the Trust’s behalf (and is included in “Due to Managing Owner” in the Statements of Financial Condition).

Series 1 Unitholders who redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the Managing Owner. There was no redemption charge payable at March 31, 2016 or December 31, 2015.

6. FINANCIAL HIGHLIGHTS

Per unit operating performance for Series 1, Series 2, Series 3 and Series 4 Units is calculated based on Unitholders’ Trust capital for each Series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of Units during the period. Weighted average number of Units for each Series is detailed below:

	Three months ended March 31,		Date of first issuance
	2016	2015

Series 1	162,985.543	195,757.461	July 23, 2001
Series 2	28.103	39.121	April 1, 2010
Series 3	14,360.918	14,376.229	September 1, 2009
Series 4	2,671.886	2,418.044	November 1, 2010

7. BROKERAGE AND CUSTODIAL FEES

For the three months ended March 31, 2016 and 2015, brokerage and custodial fees were as follows:

	Three months ending March 31,
	2016	2015

Brokerage fees	$ 3,300,324	$ 3,695,953
Custodial fees	26	33

Total	$ 3,300,350	$ 3,695,986

Per the Trust agreement, selling agents are prohibited from receiving amounts in excess of 9.5% of the gross offering proceeds of Series 1 units sold subsequent to August 12, 2009. During the three months ended March 31, 2016 and 2015, the Managing Owner rebated to the Trust for the benefit of all holders of Series 1 Units, all amounts that would have otherwise been due to selling agents but for the 9.5% cap. Further, in certain cases, there are Series 1 units that remain outstanding, where there is no longer a selling agent associated with such units. Beginning in August 2014, the Managing Owner rebated such amounts to the Trust for the benefit of all holders of Series 1 Units. The total amounts rebated to the Trust for both of these items, included in “Brokerage and custodial fees” in the Statements of Operations, were as follows:

	Three months ending March 31,
	2016	2015

Brokerage fee rebates	$ 193,666	$ 222,562

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

During its operations for the three months ended March 31, 2016, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

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

Period ended March 31, 2016

Month Ending:	Total Trust Capital

March 31, 2016	$219,564,673
December 31, 2015	208,845,956

Three Months Ended
Change in Trust Capital	$10,718,717
Percent Change	5.13%

THREE MONTHS ENDED MARCH 31, 2016

The increase in the Trust’s net assets of $10,718,717 for the three months ended March 31, 2016 was attributable to net income after profit share of $17,820,985 and subscriptions of $1,961,412 which was partially offset by redemptions of $9,063,680.

Brokerage and custodial fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.  Brokerage and custodial fees for the three months ended March 31, 2016 decreased (net of $193,666 Managing Owner commission rebate to unitholders) $366,740 relative to the corresponding period in 2015 due to a decrease in the Trust’s net assets.

Administrative expenses for the three months ended March 31, 2016 decreased $16,708 relative to the corresponding period in 2015. The decrease was due mainly to a decrease in the Trust's net assets during the three months ended March 31, 2016 relative to the corresponding period in 2015.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian.  Interest income for the three months ended March 31, 2016 increased $95,399 relative to the corresponding period in 2015.  This increase was due predominantly to an increase in short-term U.S. Treasury yields during the three months ended March 31, 2016 relative to the corresponding period in 2015.

During the three months ended March 31, 2016, the Trust experienced net realized and unrealized gains of $21,549,147 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage and custodial fees of $3,300,350, administrative expenses of $290,356, custody fees and other expenses of $9,563 and management fees of $108,107 were incurred. The Trust’s gains achieved from trading operations, in addition to interest income of $168,211, and Managing Owner commission rebate to unitholders of $193,666 partially offset the Trust's expenses and profit share of $381,663, resulting in net income after profit share to the Managing Owner of $17,820,985. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	0.98%
Energies	0.49%
Grains	0.10%
Interest rates	7.37%
Livestock	0.04%
Metals	(0.27)%
Softs	(0.28)%
Stock indices	1.76%

Trading gain	10.19%

MANAGEMENT DISCUSSION –2016

Three months ended March 31, 2016

During a quarter of extreme market volatility, the Trust registered a strong performance led by gains on long interest rate futures positions.  Trading of equity futures and foreign exchange forwards were also profitable. Meanwhile, commodity futures were essentially flat as a fractional gain from trading energy futures was offset by small losses from trading metal and agricultural futures.

Concerns about global growth that International Monetary Fund Managing Director Christine Lagarde described as ‘…too low, too fragile and facing increased risks to its durability…”,  combined with doubts about policy makers’ competence and capabilities, generated strong demand for government securities for most of the quarter. The demand for this debt was underpinned when: the Bank of Japan moved official interest rates into negative territory at the end of January; the Bank of England delayed any potential rate increase; the European Central Bank (the “ECB”) and People’s Bank of China (the “PBOC”) eased monetary policy in March; and a speech by Federal Reserve (“Fed”) Chair Janet Yellen squashed expectations for a near term Fed rate increase.  Consequently, long positions in U.S., German, French, Italian, British, Japanese, Australian and Canadian notes and bonds were profitable. Long positions in short-term dollar and sterling interest rate futures were also profitable.

Equity markets were particularly volatile during the first quarter of 2016, tracing out a classic V-shaped path. The tumultuous first half of the period saw many equity indices experiencing multiyear lows before rebounding impressively over the second half of the quarter. Early on, weak economic data out of China and concerns about official policy decisions generated a renewed rout in Chinese equities and the yuan. These events, combined with a further collapse in energy prices; worries that Fed interest rate increases and a stronger dollar might impede global growth; and a halt in corporate profit growth, produced a broad, sharp equity selloff. Later, equity prices recovered as energy prices rebounded, the ECB, PBOC and Fed displayed easier policy tendencies, the U.S. dollar eased and growth concerns moderated. On balance, short positions in Chinese, Hong Kong, Japanese, Singaporean, Indian, and Spanish futures were profitable. Trading of U.S. and Canadian stock index futures also posted gains.  On the other hand, short positions in Dutch and South African futures, a long U.K stock futures position, and trading of the European stoxx future resulted in somewhat offsetting losses.

Foreign exchange trading was also volatile. At the beginning of the year, given the search for safety, declining oil prices and the Fed’s “relatively hawkish” policy position, the U.S. dollar strengthened. Thus, during January and February, long U.S. dollar trades versus the pound sterling, Canadian dollar, Korean won, Russian Ruble and Mexican peso were profitable. The pound fell precipitously when the possibility of Britain’s exit from the European Union (the “EU”) became more likely as Boris Johnson, the mayor of London, endorsed the move. As the quarter unfolded, however, the PBOC aggressively implemented measures to support the yuan; the G-20 Shanghai Communique in late February signaled a strong stance against currency competition that took some steam out of the U.S. dollar; and the likelihood of a near term increase in interest rates by the Fed diminished, prompting a U.S. dollar decline, especially against emerging market currencies where interest rates tend to be higher. A stabilization of commodity prices also helped the commodity producing countries. A series of events abroad further encouraged the U.S. dollar slippage: Mexico’s surprise February 50 basis point hike in official interest rates; the increasing likelihood of an ouster of President Dilma Rousseff in Brazil; an increase in official rates in South Africa; and rising oil prices and high interest rates supporting the Russian ruble.  Consequently, short U.S. dollar positions against the currencies of Australia, Brazil, Canada, Columbia, India, Israel, Mexico, New Zealand, Russia, South Africa, and Turkey were profitable. On the other hand, long U.S. dollar trades versus the euro, yen, Swiss franc, Swedish krona, Norwegian kroner, Czech koruna, Polish zloty and Chilean peso were unprofitable.

With the International Energy Agency suggesting that the “…world could drown in [oil] oversupply…”; with crude oil production at or near recent record levels in many countries—e.g., Saudi Arabia, Russia, the U.S., and Iraq; with Iranian exports ramping up; and with global demand still sluggish, crude prices slumped below $30 per barrel in January. Short positions in Brent crude, WTI crude, RBOB gasoline, London gas oil, heating oil and natural gas were profitable. Subsequently, reports that Saudi Arabia, Russia and a number of other producers were discussing plans for a production freeze and would meet in Doha in April sparked an oil price rebound. Indeed, oil prices reached a three month high above

$40 per barrel on March 18. Consequently, losses were suffered on these same short crude oil, crude products and natural gas trades, and positions were reduced and/or reversed. Overall, energy trading was fractionally profitable for the quarter due to gains from WTI crude and natural gas.

Industrial metal prices vacillated during the quarter but did move up somewhat in synchrony with energy prices, and short positions in industrial metals were unprofitable. Safe haven demand pushed up gold prices, especially in February, and a small long trade was fractionally profitable, providing a partial offset.

Trading of sugar was unprofitable, as was a long cocoa trade in January, and a short Arabica coffee position in March. The profits from short corn and wheat trades basically offset the losses from trading soybeans and soybean meal.

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

MANAGEMENT DISCUSSION –2015

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

CONTRACTUAL OBLIGATIONS

The Trust does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Trust’s sole business is trading futures, forward currency, spot, option and swap contracts, both long (contracts to buy) and short (contacts to sell). The Trust may also engage in trading swaps. All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Trust for less than four months before being offset or rolled over into new contracts with similar maturities. The Trust’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Trust’s open futures and forward currency contracts, both long and short, at March 31, 2016.

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

The Trust's Trading Value at Risk in Different Market Sectors

The following table indicates average trading Value at Risk associated with the Trust's open positions by market category for the quarter ended March 31, 2016. During the three months ended March 31, 2016, the Trust's average total capitalization was approximately $223,000,000.

Sector	Average value at risk	% of Average Capitalization	High value at risk	Low value at risk
Currencies	$6.9	3.1%	$6.9	$6.9
Energies	1.2	0.5%	1.2	1.2
Grains	1.2	0.5%	1.2	1.2
Interest rates	5.5	2.5%	5.5	5.5
Livestock	0.0	0.0%	0.0	0.0
Metals	1.4	0.6%	1.4	1.4
Softs	0.2	0.1%	0.2	0.2
Stock indices	6.4	2.9%	6.4	6.4
	$22.8	10.2%

Average, Value at Risk amounts relate to the quarter-end amounts for the three months ended March 31, 2016. Average capitalization is the average of the Trust's approximate capitalization at the end of each of the three months ended March 31, 2016. Dollar amounts represent millions of dollars.

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

ITEM 4. CONTROLS AND PROCEDURES

The Managing Owner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Trust as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the Managing Owner’s internal controls over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Managing Owner’s internal controls over financial reporting with respect to the Trust.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

CYBER SECURITY ISSUES

With the increased use of technologies such as the Internet to conduct business, the Trust is susceptible to operational, information security and related risks. In general, cyber incidents can result from deliberate attacks or unintentional events. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through "hacking" or malicious software coding) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites (i.e., efforts to make network services unavailable to intended users). Cyber security failures or breaches by the Trust, and other service providers (including, but not limited to custodians), and the issuers of securities in which the Trust invests, have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with the Trust’s ability to calculate its net asset value, impediments to trading, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, or additional compliance costs. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. While the Trust has established business continuity plans in the event of, and risk management systems to prevent, such cyber attacks, there are inherent limitations in such plans and systems including the possibility that certain risks have not been identified. Furthermore, the Trust cannot control the cyber security plans and systems put in place by service providers to the Trust and issuers in which the Trust invests. The Trust and its clients could be negatively impacted as a result.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS

(a)	There have been no sales of unregistered securities of the Trust during the three months ended March 31, 2016.

(b)

Pursuant to the Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding and Units are not reissued once redeemed.

The following table summarizes the redemptions by Unitholders during the three months ended March 31, 2016.

	Series 1		Series 2		Series 3
Date of Redemption	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit

January 31, 2016	1,903.896	$1,151.93	-	$1,429.49	21.050	$1,449.01
February 29, 2016	2,919.127	1,188.72	39.121	1,470.74	299.619	1,490.90
March 31, 2016	2,164.376	1,184.37	-	1,470.66	202.793	1,490.95
Total	6,987.399		39.121		523.462

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included herewith:

31.01 Rule 13(a)-14(a)/15(d)-14(a) Certification of Co-Chief Executive Officer

31.02 Rule 13(a)-14(a)/15(d)-14(a) Certification of Co-Chief Executive Officer

31.03 Rule 13(a)-14(a)/15(d)-14(a) Certification President and Chief Financial Officer

32.01 Section 1350 Certification of Co-Chief Executive Officer

32.02 Section 1350 Certification of Co-Chief Executive Officer

32.03 Section 1350 Certification of President and Chief Financial Officer

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
Managing Owner

Date: May 13, 2016
/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)