Form 10-Q
period 2016-06-30
GLOBAL MACRO TRUST
filed 2016-08-12
CIK 1145765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:   June 30, 2016

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
For the three and six months ended June 30, 2016 and 2015 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Trust Capital (c)	8
Statements of Financial Highlights (b)	10
Notes to the Financial Statements	12

(a) At June 30, 2016 and December 31, 2015 (unaudited)
(b) For the three and six months ended June 30, 2016 and 2015 (unaudited)
(c) For the six months ended June 30, 2016 and 2015 (unaudited)

Global Macro Trust
Statements of Financial Condition (UNAUDITED)

	June 30, 2016	December 31, 2015
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes – at fair value
(amortized cost $29,667,908 and $36,557,560)	$29,681,277	$36,536,889
Net unrealized appreciation on open futures and
forward currency contracts	9,190,118	4,388,065
Due from brokers	7,381,825	7,458,565
Cash denominated in foreign currencies (cost $5,809,705
and $5,080,323)	5,725,751	5,003,029
Total equity in trading accounts	51,978,971	53,386,548

INVESTMENTS IN U.S. TREASURY NOTES – at fair value
(amortized cost $155,818,038 and $148,952,529)	155,896,629	148,800,124
CASH AND CASH EQUIVALENTS	23,563,217	11,740,322
ACCRUED INTEREST RECEIVABLE	413,145	295,838
TOTAL	$231,851,962	$214,222,832

LIABILITIES AND TRUST CAPITAL
LIABILITIES:
Subscriptions by Unitholders received in advance	$1,389,600	$572,663
Net unrealized depreciation on open futures and forward currency contracts	-	128,211
Due to Managing Owner	98,802	-
Accrued brokerage and custodial fees	1,081,707	1,030,173
Accrued management fees	39,026	32,662
Redemptions payable to Unitholders	1,957,627	2,561,637
Redemption payable to Managing Owner	-	828,683
Accrued expenses	71,367	222,847
Accrued profit share	646,010	-
Total liabilities	5,284,139	5,376,876

TRUST CAPITAL:
Managing Owner interest (5,091.198 and 4,917.000 units outstanding)	6,351,880	5,368,725
Series 1 Unitholders (154,133.804 and 164,988.926 units outstanding)	192,300,255	180,146,458
Series 2 Unitholders (6.799 and 39.121 units outstanding)	10,524	53,412
Series 3 Unitholders (14,466.795 and 13,929.871 units outstanding)	22,713,132	19,275,026
Series 4 Unitholders (2,795.024 and 2,541.689 units outstanding)	5,192,032	4,002,335
Total trust capital	226,567,823	208,845,956

TOTAL	$231,851,962	$214,222,832

NET ASSET VALUE PER UNIT OUTSTANDING:
Series 1 Unitholders	$1,247.62	$1,091.87
Series 2 Unitholders	$1,547.87	$1,365.30
Series 3 Unitholders	$1,570.02	$1,383.72
Series 4 Unitholders	$1,857.60	$1,574.68

See notes to financial statements (unaudited)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
June 30, 2016

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	0.12%	$268,084
Grains	0.16	363,588
Interest rates:
2 Year U.S. Treasury Note (368 contracts, settlement date September 2016)	0.18	406,469
5 Year U.S. Treasury Note (430 contracts, settlement date September 2016)	0.06	129,024
Other interest rates	1.48	3,351,685
Total interest rates	1.72	3,887,178

Metals	0.38	862,519
Softs	0.04	99,774
Stock indices	1.39	3,159,630
Total long futures contracts	3.81	8,640,773

Short futures contracts:
Energies	(0.05)	(112,840)
Grains	0.28	643,521
Interest rates	(0.00)	(169)
Livestock	0.01	25,970
Metals	(0.41)	(956,976)
Softs	(0.01)	(24,726)
Stock indices	0.00	10,042
Total short futures contracts	(0.18)	(415,178)
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	3.63	8,225,595

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.88)	(2,003,833)
Total short forward currency contracts	1.31	2,968,356
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	0.43	964,523

TOTAL	4.06%	$9,190,118

		(Continued)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
June 30, 2016
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$44,260,000	U.S. Treasury notes, 0.625%, 07/15/2016	19.54%	$44,268,645
47,220,000	U.S. Treasury notes, 0.875%, 09/15/2016	20.87	47,282,714
48,100,000	U.S. Treasury notes, 0.625%, 02/15/2017	21.26	48,163,883
45,710,000	U.S. Treasury notes, 0.875%, 05/15/2017	20.24	45,862,664
	Total investments in U.S. Treasury notes
	(amortized cost $185,485,946)	81.91%	$185,577,906

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2015

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Grains	0.00%	$48
Interest rates	(0.14)	(298,622)
Metals	0.19	397,044
Softs	0.02	41,390
Stock indices	0.28	583,002
Total long futures contracts	0.35	722,862

Short futures contracts:
Energies	0.72	1,506,235
Grains	0.16	336,795
Interest rates	(0.00)	(1,156)
Livestock	(0.04)	(88,790)
Metals	0.08	173,334
Softs	(0.03)	(73,715)
Stock indices	0.04	86,606
Total short futures contracts	0.93	1,939,309
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	1.28	2,662,171

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.53)	(1,104,035)
Total short forward currency contracts	1.29	2,701,718
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	0.76	1,597,683

TOTAL	2.04%	$4,259,854

		(Continued)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2015
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$48,100,000	U.S. Treasury notes, 0.375%, 04/30/2016	23.03%	$48,096,242
45,710,000	U.S. Treasury notes, 0.250%, 05/15/2016	21.87	45,684,110
44,260,000	U.S. Treasury notes, 0.625%, 07/15/2016	21.20	44,272,102
47,220,000	U.S. Treasury notes, 0.875%, 09/15/2016	22.64	47,284,559
	Total investments in U.S. Treasury notes
	(amortized cost $185,510,089)	88.74%	$185,337,013

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Statements of Operations (UNAUDITED)

	For the three months ended
	June 30, 2016	June 30, 2015
INVESTMENT INCOME:
Interest income	$194,382	$110,796

EXPENSES:
Brokerage and custodial fees	3,211,835	3,399,611
Administrative expenses	292,270	303,450
Custody fees and other expenses	10,037	14,036
Management fees	110,522	95,544
Total expenses	3,624,664	3,812,641

Managing Owner commission rebate to Unitholders	(193,450)	(210,156)

Net expenses	3,431,214	3,602,485

NET INVESTMENT LOSS	(3,236,832)	(3,491,689)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	12,476,395	(12,506,530)
Foreign exchange translation	116,444	(93,107)
Net change in unrealized:
Futures and forward currency contracts	2,778,943	(4,109,646)
Foreign exchange translation	(189,057)	(13,831)
Net gains from U.S. Treasury notes:
Realized	-	11,004
Net change in unrealized	77,213	1,661
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)	15,259,938	(16,710,449)

NET INCOME (LOSS)	$12,023,106	$(20,202,138)
LESS PROFIT SHARE TO MANAGING OWNER	281,584	(247,926)
NET INCOME (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER	$11,741,522	$(19,954,212)

NET INCOME (LOSS) PER UNIT OUTSTANDING
Series 1 Unitholders	$63.25	$(97.10)
Series 2 Unitholders	$77.21	$(88.77)
Series 3 Unitholders	$79.07	$(89.10)
Series 4 Unitholders	$122.04	$(110.62)

		(Continued)

Global Macro Trust
Statements of Operations (UNAUDITED)

	For the six months ended
	June 30, 2016	June 30, 2015
INVESTMENT INCOME:
Interest income	$362,593	$183,608

EXPENSES:
Brokerage and custodial fees	6,512,185	7,095,597
Administrative expenses	582,626	610,514
Custody fees and other expenses	19,600	27,375
Management fees	218,629	193,721
Total expenses	7,333,040	7,927,207

Managing Owner commission rebate to Unitholders	(387,116)	(432,718)

Net expenses	6,945,924	7,494,489

NET INVESTMENT LOSS	(6,583,331)	(7,310,881)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	31,530,738	2,007,968
Foreign exchange translation	89,707	(354,154)
Net change in unrealized:
Futures and forward currency contracts	4,930,264	(1,348,178)
Foreign exchange translation	(6,660)	182,624
Net gains from U.S. Treasury notes:
Realized	-	11,004
Net change in unrealized	265,036	46,508
TOTAL NET REALIZED AND UNREALIZED GAINS	36,809,085	545,772

NET INCOME (LOSS)	$30,225,754	$(6,765,109)
LESS PROFIT SHARE TO MANAGING OWNER	663,247	4,643
NET INCOME (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER	$29,562,507	$(6,769,752)

NET INCOME (LOSS) PER UNIT OUTSTANDING
Series 1 Unitholders	$155.75	$(37.90)
Series 2 Unitholders	$182.57	$(19.89)
Series 3 Unitholders	$186.30	$(18.76)
Series 4 Unitholders	$282.92	$(6.03)

See notes to financial statements (unaudited)		(Concluded)

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the six months ended June 30, 2016:
									New Profit
	Series 1 Unitholders		Series 2 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2016	$180,146,458	164,988.926	$53,412	39.121	$19,275,026	13,929.871	$4,002,335	2,541.689	$-	-	$5,368,725	4,917.000	$208,845,956
Subscriptions	1,428,700	1,227.080	10,000	6.799	1,770,494	1,222.491	427,665	253.335	17,238	14.607	-	-	3,654,097
Redemptions	(14,420,742)	(12,228.705)	(57,537)	(39.121)	(1,016,458)	(685.567)	-	-	-	-	-	-	(15,494,737)
Addt'l units allocated *	-	146.503	-	-	-	-	-	-	-	0.266	-	159.325	-
Net income before profit
share to Managing Owner	25,145,839	-	5,792	-	3,346,174	-	762,032	-	1,317	-	964,600	-	30,225,754
Profit share to Managing Owner:	-	-	(1,143)	-	(662,104)	-	-	-	-	-	-	-	(663,247)
Trust capital at
June 30, 2016	$192,300,255	154,133.804	$10,524	6.799	$22,713,132	14,466.795	$5,192,032	2,795.024	$18,555	14.873	$6,333,325	5,076.325	$226,567,823

Net asset value per unit outstanding
at June 30, 2016:	$1,247.62		$1,547.87		$1,570.02		$1,857.60

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and the Managing Owner.													(Continued)

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the six months ended June 30, 2015:
									New Profit
	Series 1 Unitholders		Series 2 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2015	$213,611,159	199,292.051	$50,872	39.121	$18,216,525	13,848.201	$3,213,861	2,216.197	$-	-	$5,496,789	5,128.014	$240,589,206
Subscriptions	1,845,553	1,700.341	-	-	1,397,691	1,050.567	426,286	290.535	4,643	4.220	-	-	3,674,173
Redemptions	(21,942,310)	(20,270.671)	-	-	(1,027,310)	(768.026)	-	-	-	-	-	-	(22,969,620)
Addt'l units allocated *	-	189.054	-	-	-	-	-	-	-	0.039	-	166.212	-
Net loss before profit
share to Managing Owner:	(6,461,988)	-	(778)	-	(259,213)	-	(20,067)	-	(220)	-	(22,843)	-	(6,765,109)
Managing Owner's profit share:	-	-	-	-	(4,643)	-	-	-	-	-	-	-	(4,643)
Trust capital at
June 30, 2015	$187,052,414	180,910.775	$50,094	39.121	$18,323,050	14,130.742	$3,620,080	2,506.732	$4,423	4.259	$5,473,946	5,294.226	$214,524,007

Net asset value per unit outstanding
at June 30, 2015:	$1,033.95		$1,280.49		$1,296.68		$1,444.14

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and the Managing Owner.

See notes to financial statements (unaudited)													(Concluded)

Global Macro Trust
Statements of Financial Highlights (UNAUDITED)

For the three months ended June 30:	2016				2015
	Series 1	Series 2	Series 3	Series 4	Series 1	Series 2	Series 3	Series 4
Net income (loss) from operations:
Net investment loss	$ (19.67)	$ (10.11)	$ (9.31)	$ (1.89)	$ (18.09)	$ (9.31)	$ (8.58)	$ (2.14)
Net realized and unrealized gains (losses) on trading of futures and forward currency contracts	82.50	115.55	107.32	123.32	(79.08)	(96.63)	(97.79)	(108.55)
Net gains from U.S. Treasury obligations	0.42	0.99	0.55	0.61	0.07	0.06	0.07	0.07
Profit share allocated to Managing Owner	0.00	(29.22)	(19.49)	0.00	0.00	17.11	17.20	0.00
Net income (loss) per unit	$ 63.25	$ 77.21	$ 79.07	$ 122.04	$ (97.10)	$ (88.77)	$ (89.10)	$ (110.62)

Net asset value per unit, beginning of period	1,184.37	1,470.66	1,490.95	1,735.56	1,131.05	1,369.26	1,385.78	1,554.76

Net asset value per unit, end of period	$ 1,247.62	$ 1,547.87	$ 1,570.02	$ 1,857.60	$ 1,033.95	$ 1,280.49	$ 1,296.68	$ 1,444.14
Total return and ratios for the three months ended June 30:	2016				2015
	Series 1	Series 2	Series 3	Series 4	Series 1	Series 2	Series 3	Series 4
RATIOS TO AVERAGE CAPITAL:
Net investment loss (a)	(6.64)%	(2.74)%	(2.48)%	(0.43)%	(6.79)%	(2.84)%	(2.59)%	(0.58)%
Total expenses (a)	6.99%	3.10%	2.84%	0.79%	6.99%	3.04%	2.79%	0.78%
Profit share allocation (b)	0.00	1.24	1.30	0.00	0.00	(1.31)	(1.30)	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	6.99%	4.34%	4.14%	0.79%	6.99%	1.73%	1.49%	0.78%
Total return before profit share allocation (b)	5.34%	6.49%	6.60%	7.03%	(8.58)%	(7.79)%	(7.73)%	(7.11)%
Less: Profit share allocation (b)	0.00	1.24	1.30	0.00	0.00	(1.31)	(1.30)	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	5.34%	5.25%	5.30%	7.03%	(8.58)%	(6.48)%	(6.43)%	(7.11)%
(a) annualized
(b) not annualized

      (Continued)

Global Macro Trust
Statements of Financial Highlights (UNAUDITED)

For the six months ended June 30:	2016				2015
	Series 1	Series 2	Series 3	Series 4	Series 1	Series 2	Series 3	Series 4

Net income (loss) from operations:
Net investment loss	$ (39.31)	$ (20.22)	$ (18.57)	$ (3.89)	$ (36.85)	$ (19.10)	$ (17.64)	$ (4.62)
Net realized and unrealized gains (losses) on trading of futures and forward currency contracts	193.65	265.82	249.07	284.78	(1.32)	(1.10)	(1.12)	(1.75)
Net gains from U.S. Treasury obligations	1.41	2.27	1.80	2.03	0.27	0.31	0.32	0.34
Profit share allocated to Managing Owner	0.00	(65.30)	(46.00)	0.00	0.00	0.00	(0.32)	0.00
Net income (loss) per unit	$ 155.75	$ 182.57	$ 186.30	$ 282.92	$ (37.90)	$ (19.89)	$ (18.76)	$ (6.03)

Net asset value per unit, beginning of period	1,091.87	1,365.30	1,383.72	1,574.68	1,071.85	1,300.38	1,315.44	1,450.17

Net asset value per unit, end of period	$ 1,247.62	$ 1,547.87	$ 1,570.02	$ 1,857.60	$ 1,033.95	$ 1,280.49	$ 1,296.68	$ 1,444.14

Total return and ratios for the six months ended June 30:	2016				2015
	Series 1	Series 2	Series 3	Series 4	Series 1	Series 2	Series 3	Series 4

RATIOS TO AVERAGE CAPITAL:

Net investment loss (a)	(6.66)%	(2.76)%	(2.49)%	(0.45)%	(6.81)%	(2.89)%	(2.64)%	(0.62)%

Total expenses (a)	6.99%	3.07%	2.83%	0.78%	6.97%	3.05%	2.79%	0.78%
Profit share allocation (b) (c)	0.00	4.45	3.09	0.00	0.00	0.00	0.02	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	6.99%	7.52%	5.92%	0.78%	6.97%	3.05%	2.81%	0.78%

Total return before profit share allocation (b)	14.26%	17.82%	16.55%	17.97%	(3.54)%	(1.53)%	(1.41)%	(0.42)%
Less: Profit share allocation (b)	0.00	4.45	3.09	0.00	0.00	0.00	0.02	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	14.26%	13.37%	13.46%	17.97%	(3.54)%	(1.53)%	(1.43)%	(0.42)%

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

See notes to financial statements (unaudited)     (Concluded)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Global Macro Trust’s (the “Trust”) financial condition at June 30, 2016 and December 31, 2015 (unaudited) and the results of its operations for the three and six months ended June 30, 2016 and 2015 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of December 31, 2015.

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

Cash Instruments – The Trust’s cash instruments are generally classified within Level 1 of the fair value hierarchy, because they are typically valued using quoted market prices. The types of instruments valued based on quoted market prices in active markets include U.S. government obligations and an investment in a quoted short-term U.S. government securities money market fund. The Managing Owner, does not adjust the quoted price for such instruments even in situations where the Trust holds a large position and a sale could reasonably impact the quoted price.

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

During the three and six months ended June 30, 2016 and 2015, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Trust’s investments by hierarchical level as of June 30, 2016 and December 31, 2015 in valuing the Trust’s investments at fair value. At June 30, 2016 and December 31, 2015, the Trust held no assets or liabilities classified in Level 3.

Financial Assets and Liabilities at Fair Value as of June 30, 2016

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$185,577,906	$-	$185,577,906
Short-term money market fund*	23,313,217	-	23,313,217
Exchange-traded futures contracts
Energies	155,244	-	155,244
Grains	1,007,109	-	1,007,109
Interest rates	3,887,009	-	3,887,009
Livestock	25,970	-	25,970
Metals	(94,457)	-	(94,457)
Softs	75,048	-	75,048
Stock indices	3,169,672	-	3,169,672

Total exchange-traded futures contracts	8,225,595	-	8,225,595

Over-the-counter forward currency contracts	-	964,523	964,523

Total futures and forward currency contracts (2)	8,225,595	964,523	9,190,118

Total financial assets at fair value	$217,116,718	$964,523	$218,081,241

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$29,681,277
Investments in U.S. Treasury notes held in custody			155,896,629
Total investments in U.S. Treasury notes			$185,577,906

(2)
Net unrealized appreciation on open futures and forward currency contracts			$9,190,118
Net unrealized depreciation on open futures and forward currency contracts			-
Total net unrealized appreciation on open futures and forward currency contracts			$9,190,118

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial Assets and Liabilities at Fair Value as of December 31, 2015

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$185,337,013	$-	$185,337,013
Short-term money market fund*	11,490,322	-	11,490,322
Exchange-traded futures contracts
Energies	1,506,235	-	1,506,235
Grains	336,843	-	336,843
Interest rates	(299,778)	-	(299,778)
Livestock	(88,790)	-	(88,790)
Metals	570,378	-	570,378
Softs	(32,325)	-	(32,325)
Stock indices	669,608	-	669,608

Total exchange-traded futures contracts	2,662,171	-	2,662,171

Over-the-counter forward currency contracts	-	1,597,683	1,597,683

Total futures and forward currency contracts (2)	2,662,171	1,597,683	4,259,854

Total financial assets at fair value	$199,489,506	$1,597,683	$201,087,189

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$36,536,889
Investments in U.S. Treasury notes held in custody			148,800,124
Total investments in U.S. Treasury notes			$185,337,013

(2)
Net unrealized appreciation on open futures and forward currency contracts			$4,388,065
Net unrealized depreciation on open futures and forward currency contracts			(128,211)
Total net unrealized appreciation on open futures and forward currency contracts			$4,259,854

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

The Trust engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Trust at June 30, 2016, by market sector:

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

See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional derivative-related information.

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at June 30, 2016 and December 31, 2015. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at June 30, 2016

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$382,290	$(114,206)	$-	$(112,840)	$155,244
Grains	363,913	(325)	657,775	(14,254)	1,007,109
Interest rates	3,994,772	(107,594)	-	(169)	3,887,009
Livestock	-	-	29,210	(3,240)	25,970
Metals	863,111	(592)	4,840	(961,816)	(94,457)
Softs	111,362	(11,588)	520	(25,246)	75,048
Stock indices	3,284,403	(124,773)	16,122	(6,080)	3,169,672

Total futures contracts	8,999,851	(359,078)	708,467	(1,123,645)	8,225,595

Forward currency contracts	2,297,319	(4,301,152)	4,609,201	(1,640,845)	964,523

Total futures and
forward currency contracts	$11,297,170	$(4,660,230)	$5,317,668	$(2,764,490)	$9,190,118

Fair Value of Futures and Forward Currency Contracts at December 31, 2015

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$-	$-	$1,935,820	$(429,585)	$1,506,235
Grains	48	-	347,695	(10,900)	336,843
Interest rates	1,030,409	(1,329,031)	-	(1,156)	(299,778)
Livestock	-	-	-	(88,790)	(88,790)
Metals	449,863	(52,819)	657,070	(483,736)	570,378
Softs	115,553	(74,163)	100	(73,815)	(32,325)
Stock indices	857,616	(274,614)	119,246	(32,640)	669,608

Total futures contracts	2,453,489	(1,730,627)	3,059,931	(1,120,622)	2,662,171

Forward currency contracts	736,739	(1,840,774)	3,851,664	(1,149,946)	1,597,683

Total futures and
forward currency contracts	$3,190,228	$(3,571,401)	$6,911,595	$(2,270,568)	$4,259,854

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three and six months ended June 30, 2016 and 2015 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below:

Trading gains (losses) of futures and forward currency contracts for the three and six months ended June 30, 2016 and 2015

	Three months ended:	Three months ended:	Six months ended:	Six months ended:
Sector	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Futures contracts:
Energies	$(1,326,985)	$(5,079,204)	$(406,583)	(5,195,443)
Grains	2,994,283	(243,943)	3,159,285	(1,048,308)
Interest rates	12,579,362	(6,483,289)	27,947,561	1,540,774
Livestock	25,320	36,900	36,780	112,350
Metals	(1,104,657)	723,201	(1,742,430)	804,993
Softs	125,151	(189,977)	(537,703)	302,585
Stock indices	927,569	(1,093,538)	4,867,240	5,618,368

Total futures contracts	14,220,043	(12,329,850)	33,324,150	2,135,319

Forward currency contracts	1,035,295	(4,286,326)	3,136,852	(1,475,529)

Total futures and forward currency contracts	$15,255,338	$(16,616,176)	$36,461,002	$659,790

The following table presents average notional value by sector in U.S. dollars of open futures and forward currency contracts for the six months ended June 30, 2016 and 2015. The Trust’s average net asset value for the six months ended June 30, 2016 and 2015 was approximately $221,000,000 and $235,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the six months ended June 30, 2016 and 2015

	2016		2015
Sector	Long Positions	Short Positions	Long Positions	Short Positions

Futures contracts:
Energies	$9,885,686	$13,083,750	$2,400,698	$17,352,451
Grains	5,699,917	15,034,753	7,157,217	5,819,582
Interest rates	433,868,811	8,546,357	366,332,156	32,040,926
Livestock	75,460	1,308,067	521,297	1,398,047
Metals	3,391,534	16,259,462	2,134,616	27,001,221
Softs	2,867,192	1,660,076	1,229,307	5,988,522
Stock indices	96,130,398	12,223,624	179,734,210	8,874,210

Total futures
contracts	551,918,998	68,116,089	559,509,501	98,474,959

Forward currency
contracts	95,290,849	80,625,190	78,351,852	84,906,976

Total average
notional	$647,209,847	$148,741,279	$637,861,353	$183,381,935

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at June 30, 2016 and 2015. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the Managing Owner believes it is a more meaningful representation of notional values of the Trust’s open interest rate positions.

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

Offsetting of derivative assets and liabilities at June 30, 2016

	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Assets
Futures contracts
Counterparty C	$3,806,071	$(372,593)	$3,433,478
Counterparty I	5,902,247	(1,110,130)	4,792,117
Total futures contracts	9,708,318	(1,482,723)	8,225,595

Forward currency contracts
Counterparty G	5,465,804	(5,035,283)	430,521
Counterparty H	1,440,716	(906,714)	534,002
Total forward currency contracts	6,906,520	(5,941,997)	964,523

Total assets	$16,614,838	$(7,424,720)	$9,190,118

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$3,433,478	$-	$(3,433,478)	$-
Counterparty G	430,521	-	-	430,521
Counterparty H	534,002	-	-	534,002
Counterparty I	4,792,117	-	(4,792,117)	-

Total	$9,190,118	$-	$(8,225,595)	$964,523

(1) Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange.
(2) Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets presented in the Statement of Financial
Condition, for each respective counterparty.
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of June 30, 2016.

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

A significant portion of the Trust’s forward currency trading activities are cleared by Deutsche Bank AG (“DB”) and Morgan Stanley & Co. LLC (“MS”). The Trust’s concentration of credit risk associated with DB or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition, plus the value of margin or collateral held by DB and MS. The amount of such credit risk was $17,240,335 and  $23,025,005 at June 30, 2016 and December 31, 2015, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and six months ended June 30, 2016 and 2015. Profit share earned (from Unitholders' redemptions) is credited to the New Profit Memo Account as defined in the Trust’s Declaration of Trust and Trust Agreement (the “Trust Agreement”).

	Three months ended:
	June 30,	June 30,
	2016	2015
Profit share earned	$7,978	$3850
Reversal of profit share (2)	(372,404)	(251,776)
Profit share accrued (1)	646,010	0
Total profit share	$281,584	$(247,926)

	Six months ended:
	June 30,	June 30,
	2016	2015
Profit share earned	$17,237	$4,643
Profit share accrued (1)	646,010	0
Total profit share	$663,247	$4,643

(1) Included in “Other liabilities” in the Statements of Financial Condition.
(2) On April 1st.

5. RELATED PARTY TRANSACTIONS

The Trust pays all routine expenses, such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee's fees, the charges of an outside accounting services agency and the expenses of updating the Trust's Prospectus), as well as extraordinary costs. At June 30, 2016 and December 31, 2015, the Managing Owner is owed $98,802 and $0, respectively, from the Trust in connection with such expenses it has paid on the Trust's behalf (and is included in "Due to Managing Owner" in the Statements of Financial Condition).

Series 1 Unitholders who redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the Managing Owner. There was no redemption charge payable at June 30, 2016 or December 31, 2015.

6. FINANCIAL HIGHLIGHTS

Per unit operating performance for Series 1, Series 2, Series 3 and Series 4 Units is calculated based on Unitholders’ Trust capital for each Series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of Units during the period. Weighted average number of Units for each Series is detailed below:

	Three months ended June 30,		Six months ended June 30,		Date of first issuance
	2016	2015	2016	2015

Series 1	157,094.496	185,775.441	160,040.020	190,738.876	July 23, 2001
Series 2	6.797	39.121	17.460	39.121	April 1, 2010
Series 3	14,425.482	14,319.043	14,393.200	14,347.478	September 1, 2009
Series 4	2,789.892	2,488.441	2,730.889	2,453.437	November 1, 2010

7. BROKERAGE AND CUSTODIAL FEES

For the three and six months ended June 30, 2016 and 2015, brokerage and custodial fees were as follows:

	Three months ending June 30,		Six months ending June 30,
	2016	2015	2016	2015

Brokerage fees	$ 3,211,829	$ 3,399,579	$ 6,512,152	$ 7,095,532
Custodial fees	6	32	33	65

Total	$ 3,211,835	$ 3,399,611	$ 6,512,185	$ 7,095,597

Per the Trust agreement, selling agents are prohibited from receiving amounts in excess of 9.5% of the gross offering proceeds of Series 1 units sold subsequent to August 12, 2009. During the three and six months ended June 30, 2016 and 2015,  the Managing Owner rebated to the Trust for the benefit of all holders of Series 1 Units, all amounts that would have otherwise been due to selling agents but for the 9.5% cap. Further, in certain cases, there are Series 1 units that remain outstanding, where there is no longer a selling agent associated with such units. Beginning in August 2014, the Managing Owner rebated such amounts to the Trust for the benefit of all holders of Series 1 Units. The total amounts rebated to the Trust for both of these items,  included in “Brokerage and custodial fees” in the Statements of Operations, were as follows:

	Three months ending June 30,		Six months ending June 30,
	2016	2015	2016	2015

Brokerage fee rebates	$ 193,450	$ 210,155	$ 387,116	$ 432,718

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

The financial instruments traded by the Trust contain varying degrees of off-balance sheet risk whereby changes in the market values of the futures, forward, and spot contracts or the Trust’s satisfaction of the obligations may exceed the amount recognized in the Statements of Financial Condition of the Trust.

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

During its operations for the three and six months ended June 30, 2016, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

CRITICAL ACCOUNTING ESTIMATES

The Trust records its transactions in futures, forwards and spot contracts, including related income and expenses, on a trade date basis. Open futures contracts traded on an exchange are valued at fair value, which is based on the closing settlement price on the exchange where the futures contract is traded by the Trust on the day with respect to which net assets are being determined. Open spot currency contracts are valued based on the current Spot Price. Open forward currency contracts are recorded at fair value, based on pricing models that consider the Spot Price and Forward Point. Spot Prices and Forward Points for open forward currency contracts are generally based on the median of the average midpoint of bid/ask quotations at the last minute ending at 3:00 P.M. New York time provided by widely used quotation service providers on the day with respect to which net assets are being determined. Forward Points from the quotation service providers are generally in periods of one month, two months, three months, six months, nine months and twelve months forward while the contractual forward delivery dates for the forward currency contracts traded by the Trust may be in between these periods. The Managing Owner’s policy to determine fair value for forward currency contracts involves first calculating the Months to Maturity then identifying Forward Month Contracts. Linear interpolation is then performed between the dates of these two Forward Month Contracts to calculate the interpolated Forward Point. The Managing Owner will also compare the calculated price to the forward currency prices provided by dealers to determine whether the calculated price is fair and reasonable.

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

Periods ended June 30, 2016

Month Ending:		Total Trust Capital

June 30, 2016		$226,567,823
March 31, 2016		219,564,673
December 31, 2015		208,845,956

	Three Months ended	Six Months Ended
Change in Trust Capital	7,003,150	$17,721,867
Percent Change	3.19%	8.49%

THREE MONTHS ENDED JUNE 30, 2016

The increase in the Trust’s net assets of $7,003,150 was attributable to net income after profit share of $11,741,522 and subscriptions of $1,692,685 which was partially offset by redemptions of $6,431,057.

Brokerage and custodial fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.  Brokerage and custodial fees for the three months ended June 30, 2016 decreased $171,070 (net of Managing Owner commission rebate to Unitholders) relative to the corresponding period in 2015 due to a decrease in the Trust’s Series 1 net assets during the respective periods.

Administrative expenses for the three months ended June 30, 2016 decreased $11,180 relative to the corresponding period in 2015. The decrease was due mainly to a decrease in the Trust's net assets during the three months ended June 30, 2016 relative to the corresponding period in 2015.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian.  Interest income for the three months ended June 30, 2016 increased $83,586 relative to the corresponding period in 2015. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the three months ended June 30, 2016.

During the three months ended June 30, 2016, the Trust experienced net realized and unrealized gains of $15,259,938 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage and custodial fees of $3,211,835, administrative expenses of $292,270, custody fees and other expenses of $10,037 and management fees of $110,522 were incurred. The Trust’s gains achieved from trading operations, in addition to interest income of $194,382, and Managing Owner commission rebate to Unitholders of $193,450 partially offset the Trust's expenses and profit share of $281,584, resulting in net income after profit share to the Managing Owner of $11,741,522. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	0.48%
Energies	(0.63)%
Grains	1.40%
Interest rates	5.92%
Livestock	0.00%
Metals	(0.50)%
Softs	0.05%
Stock indices	0.44%

Trading gain	7.16%

SIX MONTHS ENDED JUNE 30, 2016

The increase in the Trust’s net assets of $17,721,867 was attributable to net income after profit share of $29,562,507 and subscriptions of $3,654,097 which was partially offset by redemptions of $15,494,737.

Brokerage and custodial fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.  Brokerage and custodial fees for the six months ended June 30, 2016 decreased $537,810 (net of Managing Owner commission rebate to Unitholders) relative to the corresponding period in 2015 due to a decrease in the Trust’s Series 1 net assets during the respective periods.

Administrative expenses for the six months ended June 30, 2016 decreased $27,888 relative to the corresponding period in 2015. The decrease was due mainly to a decrease in the Trust's net assets during the six months ended June 30, 2016 relative to the corresponding period in 2015.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian.  Interest income for the six months ended June 30, 2016 increased $178,985 relative to the corresponding period in 2015.  This increase was due predominantly to an increase in short-term U.S. Treasury yields during the six months ended June 30, 2016 relative to the corresponding period in 2015.

During the six months ended June 30, 2016, the Trust experienced net realized and unrealized gains of $36,809,085 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage and custodial fees of $6,512,185, administrative expenses of $582,626, custody fees and other expenses of $19,600 and management fees of $218,629 were incurred. The Trust’s gains achieved from trading operations, in addition to interest income of $362,593, and Managing Owner commission rebate to Unitholders of $387,116 partially offset the Trust's expenses and profit share of $663,247, resulting in net income after profit share to the Managing Owner of $29,562,507. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	1.51%
Energies	(0.10)%
Grains	1.54%
Interest rates	13.77%
Livestock	0.08%
Metals	(0.73)%
Softs	(0.19)%
Stock indices	2.25%

Trading gain	18.13%

MANAGEMENT DISCUSSION –2016

Three months ended June 30, 2016

The Trust was profitable during the second quarter with gains from long interest rate futures positions again leading the way. Trading of equity futures and foreign exchange forwards added fractionally to the gain. Meanwhile, trading of commodity futures was also slightly profitable as the gains from trading grain and soft commodity futures outdistanced the losses from the energy and metals sectors.

Long positions in U.S., German, French, British, Canadian and Australian interest rate futures were profitable, particularly after the U.K. voters’ surprise vote to have the U.K. leave the European Union (the “EU”) produced a flight to safety and an expectation that easier monetary policy would be forthcoming rather broadly going forward. The weak June employment report in the U.S. that prompted another delay in the Federal Reserve (“Fed”) rate rise program had underpinned the prices of note, bond and short term interest rate futures earlier. The fact that growth and inflation have failed to accelerate convincingly, and that the World Bank, International Monetary Fund and Organization for Economic Co-operation and Development among others have lowered their global growth projections also supported fixed income prices.

Currency trading was particularly volatile as the U.S. dollar was buffeted to and fro during the quarter. The U.S. currency would strengthen whenever Fed Governors hinted that a rate increase was possible, such as in late April-early May and in late May-early June, but fall when those expectations faded. For example, after an extraordinarily weak U.S. June jobs report, such expectations were put on hold and the U.S. dollar weakened. Then, when Fed Chair Janet Yellen cited real concerns that the “temporary headwinds” that had blunted the Fed’s rate rise program might actually reflect Lawrence Summers’ “secular stagnation” rather than just passing concerns, the U.S. dollar softened further. However, following the surprise decision of the British electorate to leave the EU, a flight to safety and quality prompted an upward U-turn for the U.S. dollar. Overall, long U.S. dollar trades against the pound sterling and Swiss franc, and short U.S. dollar trades relative to the Brazilian real, New

Zealand dollar and South African rand were profitable. On the other hand, short U.S. dollar trades versus the Australian, Israeli, Mexican, Polish and Swedish currencies produced losses. Trading the euro against the U.S. dollar, Polish zloty and Turkish lira was also unprofitable.

Trading of equity futures was fractionally profitable after a volatile quarter. Following a strong rebound from the February lows, equity trading was unsettled periodically by currency turmoil, the uncertainty surrounding the monetary policies of the Bank of Japan, the Fed, European Central Bank and the Bank of England, worries about future growth and inflation outlooks, and actualized weakness in corporate profits. Still, gains on long positions in non-tech U.S., Canadian and British stock futures and from a short VIX trade outpaced the losses from trading of a number of European and Asian indices.

Long positions in soybeans and soybean meal were profitable as bad weather in Brazil and Argentina underpinned prices for most of the period.  A long sugar position posted a gain when prices rose as production in Thailand, India and Brazil was hurt by El Niño weather influences.

A short natural gas trade registered a loss as warmer than normal weather boosted prices, especially in June. Trading of London gas oil, heating oil, RBOB gasoline and WTI crude were also unprofitable, while a long position in Brent crude produced a partially offsetting gain.

Short positions in gold, silver, platinum, palladium and copper were each slightly unprofitable.

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

CONTRACTUAL OBLIGATIONS

The Trust does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Trust’s sole business is trading futures, forward currency, spot, option, and swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Trust for less than four months before being offset or rolled over into new contracts with similar maturities. The Trust’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Trust’s open futures and forward currency contracts, both long and short, at June 30, 2016.

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

The Trust's Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Trust's open positions by market category for the six months ended June 30, 2016. During the six months ended June 30, 2016, the Trust's average total capitalization was approximately $221,000,000.

Sector	Average value at risk	% of Average Capitalization	High value at risk	Low value at risk
Currencies	$6.4	2.9%	$6.9	$5.8
Energies	1.5	0.7%	1.7	1.2
Grains	1.4	0.6%	1.5	1.2
Interest rates	5.8	2.6%	6.1	5.5
Livestock	0.0	0.0%	0.1	0.0
Metals	1.2	0.5%	1.4	1.0
Softs	0.2	0.1%	0.3	0.2
Stock indices	6.8	3.1%	7.2	6.4
	$23.3	10.5%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the six months ended June 30, 2016. Average capitalization is the average of the Trust's approximate capitalization at the end of each of the six months ended June 30, 2016. Dollar amounts represent millions of dollars.

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

ITEM 4. CONTROLS AND PROCEDURES

The Managing Owner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Trust as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the Managing Owner’s internal controls over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Managing Owner’s internal controls over financial reporting with respect to the Trust.

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

Additionally, the computer systems, networks and devices used by the Managing Owner, the Trust and service providers that carry out routine business operations employ a variety of protections designed to prevent damage or interruption from computer viruses, network failures, computer and telecommunication failures, infiltration by unauthorized persons and security breaches. Cybersecurity breaches can include unauthorized access to systems, networks or devices; infection from computer viruses or other malicious software code; and attacks that shut down, disable, slow or otherwise disrupt operations, business processes or website access and/or functionality.

Despite the various protections utilized to protect against cybersecurity threats, systems, networks and/or devices potentially can be breached. Such cybersecurity breaches may cause disruptions and impact business operations, potentially resulting in financial losses to the Trust and Unitholders; interference with the Managing Owner’s ability to calculate the value of an investment; impediments to trading; the inability of the Trust and its service providers to transact business; violations of applicable privacy and other laws; regulatory fines, penalties, reputational damage, reimbursement or other compensation costs or additional compliance costs; as well as the inadvertent release of confidential information.

Similar adverse consequences could result from cybersecurity breaches affecting counterparties with which the Trust engages in transactions; governmental and other regulatory authorities; exchange and other financial market operators, banks, brokers, dealers, insurance companies and other financial institutions; and other parties.  In addition, substantial costs may be incurred by these entities in order to prevent any cybersecurity breaches in the future.

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS

(a)	There have been no sales of unregistered securities of the Trust during the three months ended June 30, 2016.

(c)

Pursuant to the Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding and Units are not reissued once redeemed.

The following table summarizes the redemptions by Unitholders during the three months ended June 30, 2016.

	Series 1		Series 3
Date of Redemption	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit

April 30, 2016	2,012.081	$1,148.31	157.669	$1,458.35
May 31, 2016	1,665.718	1,160.48	-	1,475.31
June 30, 2016	1,563.507	1,247.62	4.436	1,570.02
Total	5,241.306		162.105

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
Managing Owner

Date: August 12, 2016
/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)