Form 10-Q
period 2016-09-30
GLOBAL MACRO TRUST
filed 2016-11-10
CIK 1145765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:   September 30, 2016

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
For the three and nine months ended September 30, 2016 and 2015 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Trust Capital (c)	8
Statements of Financial Highlights (b)	10
Notes to the Financial Statements	12

(a) At September 30, 2016 and December 31, 2015 (unaudited)
(b) For the three and nine months ended September 30, 2016 and 2015 (unaudited)
(c) For the nine months ended September 30, 2016 and 2015 (unaudited)

Global Macro Trust
Statements of Financial Condition (UNAUDITED)

	September 30, 2016	December 31, 2015
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes – at fair value
(amortized cost $27,992,196 and $36,557,560)	$27,991,784	$36,536,889
Net unrealized appreciation on open futures and
forward currency contracts	5,257,593	4,388,065
Due from brokers	5,730,340	7,458,565
Cash denominated in foreign currencies (cost $7,895,854
and $5,080,323)	7,931,052	5,003,029
Total equity in trading accounts	46,910,769	53,386,548

INVESTMENTS IN U.S. TREASURY NOTES – at fair value
(amortized cost $173,620,611 and $148,952,529)	173,649,738	148,800,124
CASH AND CASH EQUIVALENTS	19,618,096	11,740,322
ACCRUED INTEREST RECEIVABLE	429,083	295,838
TOTAL	$240,607,686	$214,222,832

LIABILITIES AND TRUST CAPITAL
LIABILITIES:
Subscriptions by Unitholders received in advance	$2,620,755	$572,663
Net unrealized depreciation on open futures and forward currency contracts	-	128,211
Due to Managing Owner	110,833	-
Accrued brokerage and custodial fees	1,113,756	1,030,173
Accrued management fees	40,723	32,662
Redemptions payable to Unitholders	3,254,673	2,561,637
Redemption payable to Managing Owner	-	828,683
Accrued expenses	3,160	222,847
Accrued profit share	687,091	-
Total liabilities	7,830,991	5,376,876

TRUST CAPITAL:
Managing Owner interest (5,176.997 and 4,917.000 units outstanding)	6,455,871	5,368,725
Series 1 Unitholders (158,359.422 and 164,988.926 units outstanding)	197,478,807	180,146,458
Series 2 Unitholders (6.799 and 39.121 units outstanding)	10,615	53,412
Series 3 Unitholders (14,842.519 and 13,929.871 units outstanding)	23,511,308	19,275,026
Series 4 Unitholders (2,819.818 and 2,541.689 units outstanding)	5,320,094	4,002,335
Total trust capital	232,776,695	208,845,956

TOTAL	$240,607,686	$214,222,832

NET ASSET VALUE PER UNIT OUTSTANDING:
Series 1 Unitholders	$1,247.03	$1,091.87
Series 2 Unitholders	$1,561.26	$1,365.30
Series 3 Unitholders	$1,584.05	$1,383.72
Series 4 Unitholders	$1,886.68	$1,574.68

See notes to financial statements (unaudited)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
September 30, 2016

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	0.18%	$421,036
Interest rates:
2 Year U.S. Treasury Note (730 contracts, settlement date December 2016)	0.06	146,250
5 Year U.S. Treasury Note (793 contracts, settlement date December 2016)	0.09	218,359
10 Year U.S. Treasury Note (479 contracts, settlement date December 2016)	0.03	62,844
Other interest rates	0.63	1,461,190
Total interest rates	0.81	1,888,643

Metals	0.15	342,050
Softs	0.04	101,039
Stock indices	0.73	1,700,621
Total long futures contracts	1.91	4,453,389

Short futures contracts:
Energies	(0.03)	(75,510)
Grains	0.15	352,306
Interest rates	0.00	94
Livestock	0.10	226,280
Metals	(0.31)	(714,347)
Softs	(0.00)	(281)
Stock indices	0.01	24,499
Total short futures contracts	(0.08)	(186,959)
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	1.83	4,266,430

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	0.24	545,276
Total short forward currency contracts	0.19	445,887
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	0.43	991,163

TOTAL	2.26%	$5,257,593

		(Continued)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
September 30, 2016
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$52,100,000	U.S. Treasury notes, 0.625%, 02/15/2017	22.39%	$52,142,738
49,710,000	U.S. Treasury notes, 0.875%, 05/15/2017	21.40	49,811,944
48,260,000	U.S. Treasury notes, 0.875%, 08/15/2017	20.78	48,361,798
51,220,000	U.S. Treasury notes, 0.875%, 11/15/2017	22.05	51,325,042
	Total investments in U.S. Treasury notes
	(amortized cost $201,612,807)	86.62%	$201,641,522

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2015

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Grains	0.00%	$48
Interest rates	(0.14)	(298,622)
Metals	0.19	397,044
Softs	0.02	41,390
Stock indices	0.28	583,002
Total long futures contracts	0.35	722,862

Short futures contracts:
Energies	0.72	1,506,235
Grains	0.16	336,795
Interest rates	(0.00)	(1,156)
Livestock	(0.04)	(88,790)
Metals	0.08	173,334
Softs	(0.03)	(73,715)
Stock indices	0.04	86,606
Total short futures contracts	0.93	1,939,309
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	1.28	2,662,171

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.53)	(1,104,035)
Total short forward currency contracts	1.29	2,701,718
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	0.76	1,597,683

TOTAL	2.04%	$4,259,854

		(Continued)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2015
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$48,100,000	U.S. Treasury notes, 0.375%, 04/30/2016	23.03%	$48,096,242
45,710,000	U.S. Treasury notes, 0.250%, 05/15/2016	21.87	45,684,110
44,260,000	U.S. Treasury notes, 0.625%, 07/15/2016	21.20	44,272,102
47,220,000	U.S. Treasury notes, 0.875%, 09/15/2016	22.64	47,284,559
	Total investments in U.S. Treasury notes
	(amortized cost $185,510,089)	88.74%	$185,337,013

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Statements of Operations (UNAUDITED)

	For the three months ended
	September 30, 2016	September 30, 2015
INVESTMENT INCOME:
Interest income	$268,884	$129,442

EXPENSES:
Brokerage and custodial fees	3,407,494	3,298,876
Administrative expenses	321,252	295,862
Custody fees and other expenses	10,163	11,792
Management fees	119,515	96,256
Total expenses	3,858,424	3,702,786

Managing Owner commission rebate to Unitholders	(200,789)	(192,784)

Net expenses	3,657,635	3,510,002

NET INVESTMENT LOSS	(3,388,751)	(3,380,560)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	7,649,905	12,653,930
Foreign exchange translation	(31,579)	(243,895)
Net change in unrealized:
Futures and forward currency contracts	(3,932,525)	1,457,714
Foreign exchange translation	119,152	34,285
Net gains (losses) from U.S. Treasury notes:
Realized	(1,299)	-
Net change in unrealized	(63,245)	46,974
TOTAL NET REALIZED AND UNREALIZED GAINS	3,740,409	13,949,008

NET INCOME	$351,658	$10,568,448
LESS PROFIT SHARE TO MANAGING OWNER	45,608	155,001
NET INCOME AFTER PROFIT SHARE TO MANAGING OWNER	$306,050	$10,413,447

NET INCOME (LOSS) PER UNIT OUTSTANDING
Series 1 Unitholders	$(0.59)	$49.09
Series 2 Unitholders	$13.39	$64.06
Series 3 Unitholders	$14.03	$65.62
Series 4 Unitholders	$29.08	$93.00

		(Continued)

Global Macro Trust
Statements of Operations (UNAUDITED)

	For the nine months ended
	September 30, 2016	September 30, 2015
INVESTMENT INCOME:
Interest income	$631,477	$313,050

EXPENSES:
Brokerage and custodial fees	9,919,679	10,394,473
Administrative expenses	903,878	906,376
Custody fees and other expenses	29,763	39,167
Management fees	338,144	289,977
Total expenses	11,191,464	11,629,993

Managing Owner commission rebate to Unitholders	(587,905)	(625,502)

Net expenses	10,603,559	11,004,491

NET INVESTMENT LOSS	(9,972,082)	(10,691,441)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	39,180,643	14,661,898
Foreign exchange translation	58,128	(598,049)
Net change in unrealized:
Futures and forward currency contracts	997,739	109,536
Foreign exchange translation	112,492	216,909
Net gains (losses) from U.S. Treasury notes:
Realized	(1,299)	11,004
Net change in unrealized	201,791	93,482
TOTAL NET REALIZED AND UNREALIZED GAINS	40,549,494	14,494,780

NET INCOME	$30,577,412	$3,803,339
LESS PROFIT SHARE TO MANAGING OWNER	708,855	159,644
NET INCOME AFTER PROFIT SHARE TO MANAGING OWNER	$29,868,557	$3,643,695

NET INCOME PER UNIT OUTSTANDING
Series 1 Unitholders	$155.16	$11.19
Series 2 Unitholders	$195.96	$44.17
Series 3 Unitholders	$200.33	$46.86
Series 4 Unitholders	$312.00	$86.97

See notes to financial statements (unaudited)		(Concluded)

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the nine months ended September 30, 2016:
									New Profit
	Series 1 Unitholders		Series 2 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2016	$180,146,458	164,988.926	$53,412	39.121	$19,275,026	13,929.871	$4,002,335	2,541.689	$-	-	$5,368,725	4,917.000	$208,845,956
Subscriptions	14,614,080	11,717.136	10,000	6.799	2,689,094	1,806.771	473,851	278.129	21,765	18.222	-	-	17,808,790
Redemptions	(22,342,548)	(18,581.956)	(57,537)	(39.121)	(1,346,523)	(894.123)	-	-	-	-	-	-	(23,746,608)
Addt'l units allocated *	-	235.316	-	-	-	-	-	-	-	0.539	-	241.236	-
Net income before profit
share to Managing Owner	25,060,817	-	5,899	-	3,601,407	-	843,908	-	1,631	-	1,063,750	-	30,577,412
Profit share to Managing Owner:	-	-	(1,159)	-	(707,696)	-	-	-	-	-	-	-	(708,855)
Trust capital at
September 30, 2016	$197,478,807	158,359.422	$10,615	6.799	$23,511,308	14,842.519	$5,320,094	2,819.818	$23,396	18.761	$6,432,475	5,158.236	$232,776,695

Net asset value per unit outstanding
at September 30, 2016:	$1,247.03		$1,561.26		$1,584.05		$1,886.68

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and the Managing Owner.													(Continued)

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the nine months ended September 30, 2015:
									New Profit
	Series 1 Unitholders		Series 2 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2015	$213,611,159	199,292.051	$50,872	39.121	$18,216,525	13,848.201	$3,213,861	2,216.197	$-	-	$5,496,789	5,128.014	$240,589,206
Subscriptions	2,381,953	2,205.291	-	-	1,504,191	1,129.010	561,954	382.135	5,221	4.752	-	-	4,453,319
Redemptions	(30,547,191)	(28,295.840)	-	-	(1,652,104)	(1,228.942)	(90,968)	(59.180)	-	-	-	-	(32,290,263)
Addt'l units allocated *	-	272.887	-	-	-	-	-	-	-	0.114	-	251.446	-
Net income before profit
share to Managing Owner:	2,433,391	-	2,148	-	819,879	-	218,185	-	69	-	329,667	-	3,803,339
Managing Owner's profit share:	-	-	(420)	-	(159,224)	-	-	-	-	-	-	-	(159,644)
Trust capital at
September 30, 2015	$187,879,312	173,474.389	$52,600	39.121	$18,729,267	13,748.269	$3,903,032	2,539.152	$5,290	4.866	$5,826,456	5,379.460	$216,395,957

Net asset value per unit outstanding
at September 30, 2015:	$1,083.04		$1,344.55		$1,362.30		$1,537.14

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and the Managing Owner.

See notes to financial statements (unaudited)													(Concluded)

Global Macro Trust
Statements of Financial Highlights (UNAUDITED)

For the three months ended September 30:	2016				2015
	Series 1	Series 2	Series 3	Series 4	Series 1	Series 2	Series 3	Series 4
Net income (loss) from operations:
Net investment loss	$ (20.34)	$ (10.28)	$ (9.47)	$ (1.51)	$ (18.19)	$ (9.33)	$ (8.60)	$ (2.00)
Net realized and unrealized gains on trading of futures and forward currency contracts	20.09	40.75	26.81	31.13	67.06	83.82	84.75	94.62
Net gains (losses) from U.S. Treasury obligations	(0.34)	0.37	(0.45)	(0.54)	0.22	0.31	0.30	0.38
Profit share allocated to Managing Owner	0.00	(17.45)	(2.86)	0.00	0.00	(10.74)	(10.83)	0.00
Net income (loss) per unit	$ (0.59)	$ 13.39	$ 14.03	$ 29.08	$ 49.09	$ 64.06	$ 65.62	$ 93.00

Net asset value per unit, beginning of period	1,247.62	1,547.87	1,570.02	1,857.60	1,033.95	1,280.49	1,296.68	1,444.14

Net asset value per unit, end of period	$ 1,247.03	$ 1,561.26	$ 1,584.05	$ 1,886.68	$ 1,083.04	$ 1,344.55	$ 1,362.30	$ 1,537.14
Total return and ratios for the three months ended September 30:	2016				2015
	Series 1	Series 2	Series 3	Series 4	Series 1	Series 2	Series 3	Series 4
RATIOS TO AVERAGE CAPITAL:
Net investment loss (a)	(6.52)%	(2.65)%	(2.39)%	(0.32)%	(6.77)%	(2.80)%	(2.55)%	(0.53)%
Total expenses (a)	6.98%	3.12%	2.87%	0.78%	7.01%	3.04%	2.78%	0.76%
Profit share allocation (b)	0.00	0.20	0.20	0.00	0.00	0.81	0.81	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	6.98%	3.32%	3.07%	0.78%	7.01%	3.85%	3.59%	0.76%
Total return before profit share allocation (b)	(0.05)%	1.07%	1.09%	1.57%	4.75%	5.81%	5.87%	6.44%
Less: Profit share allocation (b)	0.00	0.20	0.20	0.00	0.00	0.81	0.81	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	(0.05)%	0.87%	0.89%	1.57%	4.75%	5.00%	5.06%	6.44%
(a) annualized
(b) not annualized

      (Continued)

Global Macro Trust
Statements of Financial Highlights (UNAUDITED)

For the nine months ended September 30:	2016				2015
	Series 1	Series 2	Series 3	Series 4	Series 1	Series 2	Series 3	Series 4

Net income (loss) from operations:
Net investment loss	$ (59.65)	$ (30.50)	$ (28.04)	$ (5.40)	$ (55.04)	$ (28.43)	$ (26.24)	$ (6.62)
Net realized and unrealized gains on trading of futures and forward currency contracts	213.74	306.57	275.88	315.91	65.74	82.72	83.63	92.87
Net gains from U.S. Treasury obligations	1.07	2.64	1.35	1.49	0.49	0.62	0.62	0.72
Profit share allocated to Managing Owner	0.00	(82.75)	(48.86)	0.00	0.00	(10.74)	(11.15)	0.00
Net income per unit	$ 155.16	$ 195.96	$ 200.33	$ 312.00	$ 11.19	$ 44.17	$ 46.86	$ 86.97

Net asset value per unit, beginning of period	1,091.87	1,365.30	1,383.72	1,574.68	1,071.85	1,300.38	1,315.44	1,450.17

Net asset value per unit, end of period	$ 1,247.03	$ 1,561.26	$ 1,584.05	$ 1,886.68	$ 1,083.04	$ 1,344.55	$ 1,362.30	$ 1,537.14

Total return and ratios for the nine months ended September 30:	2016				2015
	Series 1	Series 2	Series 3	Series 4	Series 1	Series 2	Series 3	Series 4

RATIOS TO AVERAGE CAPITAL:

Net investment loss (a)	(6.61)%	(2.74)%	(2.46)%	(0.40)%	(6.80)%	(2.86)%	(2.61)%	(0.59)%

Total expenses (a)	6.99%	3.08%	2.84%	0.78%	6.98%	3.04%	2.79%	0.77%
Profit share allocation (b)	0.00	3.22	3.22	0.00	0.00	0.81	0.83	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	6.99%	6.30%	6.06%	0.78%	6.98%	3.85%	3.62%	0.77%

Total return before profit share allocation (b)	14.21%	17.57%	17.70%	19.81%	1.04%	4.21%	4.39%	6.00%
Less: Profit share allocation (b)	0.00	3.22	3.22	0.00	0.00	0.81	0.83	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	14.21%	14.35%	14.48%	19.81%	1.04%	3.40%	3.56%	6.00%

(a) annualized
(b) not annualized

See notes to financial statements (unaudited)     (Concluded)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Global Macro Trust’s (the “Trust”) financial condition at September 30, 2016 and December 31, 2015 (unaudited) and the results of its operations for the three and nine months ended September 30, 2016 and 2015 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of December 31, 2015.

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

During the three and nine months ended September 30, 2016 and 2015, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Trust’s investments by hierarchical level as of September 30, 2016 and December 31, 2015 in valuing the Trust’s investments at fair value. At September 30, 2016 and December 31, 2015, the Trust held no assets or liabilities classified in Level 3.

Financial Assets and Liabilities at Fair Value as of September 30, 2016

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$201,641,522	$-	$201,641,522
Short-term money market fund*	19,368,096	-	19,368,096
Exchange-traded futures contracts
Energies	345,526	-	345,526
Grains	352,306	-	352,306
Interest rates	1,888,737	-	1,888,737
Livestock	226,280	-	226,280
Metals	(372,297)	-	(372,297)
Softs	100,758	-	100,758
Stock indices	1,725,120	-	1,725,120

Total exchange-traded futures contracts	4,266,430	-	4,266,430

Over-the-counter forward currency contracts	-	991,163	991,163

Total futures and forward currency contracts (2)	4,266,430	991,163	5,257,593

Total financial assets at fair value	$225,276,048	$991,163	$226,267,211

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$27,991,784
Investments in U.S. Treasury notes held in custody			173,649,738
Total investments in U.S. Treasury notes			$201,641,522

(2)
Net unrealized appreciation on open futures and forward currency contracts			$5,257,593
Net unrealized depreciation on open futures and forward currency contracts			-
Total net unrealized appreciation on open futures and forward currency contracts			$5,257,593

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial Assets and Liabilities at Fair Value as of December 31, 2015

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$185,337,013	$-	$185,337,013
Short-term money market fund*	11,490,322	-	11,490,322
Exchange-traded futures contracts
Energies	1,506,235	-	1,506,235
Grains	336,843	-	336,843
Interest rates	(299,778)	-	(299,778)
Livestock	(88,790)	-	(88,790)
Metals	570,378	-	570,378
Softs	(32,325)	-	(32,325)
Stock indices	669,608	-	669,608

Total exchange-traded futures contracts	2,662,171	-	2,662,171

Over-the-counter forward currency contracts	-	1,597,683	1,597,683

Total futures and forward currency contracts (2)	2,662,171	1,597,683	4,259,854

Total financial assets at fair value	$199,489,506	$1,597,683	$201,087,189

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$36,536,889
Investments in U.S. Treasury notes held in custody			148,800,124
Total investments in U.S. Treasury notes			$185,337,013

(2)
Net unrealized appreciation on open futures and forward currency contracts			$4,388,065
Net unrealized depreciation on open futures and forward currency contracts			(128,211)
Total net unrealized appreciation on open futures and forward currency contracts			$4,259,854

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

The Trust engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Trust at September 30, 2016, by market sector:

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

See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional derivative-related information.

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at September 30, 2016 and December 31, 2015. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at September 30, 2016

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$490,916	$(69,880)	$21,120	$(96,630)	$345,526
Grains	-	-	481,203	(128,897)	352,306
Interest rates	2,527,707	(639,064)	94	-	1,888,737
Livestock	-	-	226,280	-	226,280
Metals	452,940	(110,890)	39,458	(753,805)	(372,297)
Softs	121,240	(20,201)		(281)	100,758
Stock indices	1,994,697	(294,076)	73,111	(48,612)	1,725,120

Total futures contracts	5,587,500	(1,134,111)	841,266	(1,028,225)	4,266,430

Forward currency contracts	1,132,680	(587,404)	903,551	(457,664)	991,163

Total futures and
forward currency contracts	$6,720,180	$(1,721,515)	$1,744,817	$(1,485,889)	$5,257,593

Fair Value of Futures and Forward Currency Contracts at December 31, 2015

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$-	$-	$1,935,820	$(429,585)	$1,506,235
Grains	48	-	347,695	(10,900)	336,843
Interest rates	1,030,409	(1,329,031)	-	(1,156)	(299,778)
Livestock	-	-	-	(88,790)	(88,790)
Metals	449,863	(52,819)	657,070	(483,736)	570,378
Softs	115,553	(74,163)	100	(73,815)	(32,325)
Stock indices	857,616	(274,614)	119,246	(32,640)	669,608

Total futures contracts	2,453,489	(1,730,627)	3,059,931	(1,120,622)	2,662,171

Forward currency contracts	736,739	(1,840,774)	3,851,664	(1,149,946)	1,597,683

Total futures and
forward currency contracts	$3,190,228	$(3,571,401)	$6,911,595	$(2,270,568)	$4,259,854

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three and nine months ended September 30, 2016 and 2015 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below:

Trading gains (losses) of futures and forward currency contracts for the three and nine months ended September 30, 2016 and 2015

	Three months ended:	Three months ended:	Nine months ended:	Nine months ended:
Sector	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Futures contracts:
Energies	$(3,895,294)	$4,450,300	$(4,301,877)	(745,143)
Grains	548,070	(1,215,421)	3,707,355	(2,263,729)
Interest rates	2,478,466	9,284,046	30,426,027	10,824,820
Livestock	335,750	228,380	372,530	340,730
Metals	(252,044)	3,225,542	(1,994,474)	4,030,535
Softs	(138,989)	338,810	(676,692)	641,395
Stock indices	4,269,517	(5,149,759)	9,136,757	468,609

Total futures contracts	3,345,476	11,161,898	36,669,626	13,297,217

Forward currency contracts	371,904	2,949,746	3,508,756	1,474,217

Total futures and forward currency contracts	$3,717,380	$14,111,644	$40,178,382	$14,771,434

The following table presents average notional value by sector in U.S. dollars of open futures and forward currency contracts for the nine months ended September 30, 2016 and 2015. The Trust’s average net asset value for the nine months ended September 30, 2016 and 2015 was approximately $225,000,000 and $230,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the nine months ended September 30, 2016 and 2015

	2016		2015
Sector	Long Positions	Short Positions	Long Positions	Short Positions

Futures contracts:
Energies	$11,285,505	$10,458,043	$1,812,064	$16,678,909
Grains	4,274,938	17,344,705	5,638,288	7,336,045
Interest rates	492,860,115	6,426,810	418,360,124	24,030,694
Livestock	56,595	1,694,445	390,973	1,860,523
Metals	4,849,686	15,249,064	2,785,135	25,762,676
Softs	2,896,977	1,259,265	1,501,345	5,071,156
Stock indices	114,205,775	12,080,694	153,778,348	9,586,138

Total futures
contracts	630,429,591	64,513,026	584,266,277	90,326,141

Forward currency
contracts	97,572,334	76,491,818	65,110,660	87,744,655

Total average
notional	$728,001,925	$141,004,844	$649,376,937	$178,070,796

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at September 30, 2016 and 2015. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the Managing Owner believes it is a more meaningful representation of notional values of the Trust’s open interest rate positions.

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

Offsetting of derivative assets and liabilities at September 30, 2016

	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Assets
Futures contracts
Counterparty C	$3,560,987	$(644,185)	$2,916,802
Counterparty I	2,867,779	(1,518,151)	1,349,628
Total futures contracts	6,428,766	(2,162,336)	4,266,430

Forward currency contracts
Counterparty G	1,400,478	(903,051)	497,427
Counterparty H	635,753	(142,017)	493,736
Total forward currency contracts	2,036,231	(1,045,068)	991,163

Total assets	$8,464,997	$(3,207,404)	$5,257,593

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$2,916,802	$-	$(2,916,802)	$-
Counterparty G	497,427	-	-	497,427
Counterparty H	493,736	-	-	493,736
Counterparty I	1,349,628	-	(1,349,628)	-

Total	$5,257,593	$-	$(4,266,430)	$991,163

(1) Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange.
(2) Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets presented in the Statement of Financial
Condition, for each respective counterparty.
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of September 30, 2016.

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
				(Concluded)

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

A significant portion of the Trust’s forward currency trading activities are cleared by Deutsche Bank AG (“DB”) and Morgan Stanley & Co. LLC (“MS”). The Trust’s concentration of credit risk associated with DB or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition, plus the value of margin or collateral held by DB and MS. The amount of such credit risk was $8,699,996 and  $23,025,005 at September 30, 2016 and December 31, 2015, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and nine months ended September 30, 2016 and 2015. Profit share earned (from Unitholders' redemptions) is credited to the New Profit Memo Account as defined in the Trust’s Declaration of Trust and Trust Agreement (the “Trust Agreement”).

	Three months ended:
	September 30,	September 30,
	2016	2015
Profit share earned	$4,527	$578
Reversal of profit share (1)	(646,010)	-
Profit share accrued	687,091	154,423
Total profit share	$45,608	$155,001

	Nine months ended:
	September 30,	September 30,
	2016	2015
Profit share earned	$21,764	$5,221
Profit share accrued	687,091	154,423
Total profit share	$708,855	$159,644

(1) On July 1st.

5. RELATED PARTY TRANSACTIONS

The Trust pays all routine expenses, such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee's fees, the charges of an outside accounting services agency and the expenses of updating the Trust's Prospectus), as well as extraordinary costs. At September 30, 2016 and December 31, 2015, the Managing Owner is owed $110,833 and $0, respectively, from the Trust in connection with such expenses it has paid on the Trust's behalf (and is included in "Due to Managing Owner" in the Statements of Financial Condition).

Series 1 Unitholders who redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the Managing Owner. There was no redemption charge payable at September 30, 2016 or December 31, 2015.

6. FINANCIAL HIGHLIGHTS

Per unit operating performance for Series 1, Series 2, Series 3 and Series 4 Units is calculated based on Unitholders’ Trust capital for each Series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of Units during the period. Weighted average number of Units for each Series is detailed below:

	Three months ended September 30,		Nine months ended September 30,		Date of first issuance
	2016	2015	2016	2015

Series 1	159,307.135	178,555.093	159,793.942	186,632.986	July 23, 2001
Series 2	6.797	39.121	13.873	39.121	April 1, 2010
Series 3	14,666.001	14,129.372	14,484.797	14,273.977	September 1, 2009
Series 4	2,806.542	2,540.451	2,756.291	2,482.760	November 1, 2010

7. BROKERAGE AND CUSTODIAL FEES

For the three and nine  months ended September 30, 2016 and 2015, brokerage and custodial fees were as follows:

	Three months ending September 30,		Nine months ending September 30,
	2016	2015	2016	2015

Brokerage fees	$ 3,407,487	$ 3,298,843	$ 9,919,640	$ 10,394,375
Custodial fees	7	33	39	98

Total	$ 3,407,494	$ 3,298,876	$ 9,919,679	$ 10,394,473

Per the Trust agreement, selling agents are prohibited from receiving amounts in excess of 9.5% of the gross offering proceeds of Series 1 units sold subsequent to August 12, 2009. During the three and nine months ended September 30, 2016 and 2015,  the Managing Owner rebated to the Trust for the benefit of all holders of Series 1 Units, all amounts that would have otherwise been due to selling agents but for the 9.5% cap. Further, in certain cases, there are Series 1 units that remain outstanding where there is no longer a selling agent associated with such units. Beginning in August 2014, the Managing Owner rebated such amounts to the Trust for the benefit of all holders of Series 1 Units. The total amounts rebated to the Trust for both of these items,  included in “Brokerage and custodial fees” in the Statements of Operations, were as follows:

	Three months ending September 30,		Nine months ending September 30,
	2016	2015	2016	2015

Brokerage fee rebates	$ 200,789	$ 192,784	$ 587,905	$ 625,502

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

During its operations for the three and nine months ended September 30, 2016, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

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

Periods ended September 30, 2016

Month Ending:		Total Trust Capital

September 30, 2016		$232,776,695
June 30, 2016		226,567,823
December 31, 2015		208,845,956

	Three Months ended	Nine Months Ended
Change in Trust Capital	6,208,872	$23,930,739
Percent Change	2.74%	11.46%

THREE MONTHS ENDED SEPTEMBER 30, 2016

The increase in the Trust’s net assets of $6,208,872 was attributable to net income after profit share of $306,050 and subscriptions of $14,154,693 which was partially offset by redemptions of $8,251,871.

Brokerage and custodial fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.  Brokerage and custodial fees for the three months ended September 30, 2016 increased $100,613 (net of Managing Owner commission rebate to Unitholders) relative to the corresponding period in 2015 due to an increase in the Trust’s Series 1 net assets during the respective periods.

Administrative expenses for the three months ended September 30, 2016 increased $25,390 relative to the corresponding period in 2015. The increase was due mainly to an increase in the Trust's net assets during the three months ended September 30, 2016 relative to the corresponding period in 2015.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian.  Interest income for the three months ended September 30, 2016 increased $139,442 relative to the corresponding period in 2015. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the three months ended September 30, 2016 relative to the corresponding period in 2015 and partially due to an increase in average net assets over the same period.

During the three months ended September 30, 2016, the Trust experienced net realized and unrealized gains of $3,740,409 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage and custodial fees of $3,407,494, administrative expenses of $321,252, custody fees and other expenses of $10,163 and management fees of $119,515 were incurred. The Trust’s gains achieved from trading operations, in addition to interest income of $268,884, and Managing Owner commission rebate to Unitholders of $200,789 partially offset the Trust's expenses and profit share of $45,608, resulting in net income after profit share to the Managing Owner of $306,050. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	0.15%
Energies	(1.63)%
Grains	0.24%
Interest rates	1.10%
Livestock	0.14%
Metals	(0.12)%
Softs	(0.05)%
Stock indices	1.85%

Trading gain	1.68%

NINE MONTHS ENDED SEPTEMBER 30, 2016

The increase in the Trust’s net assets of $23,930,739 was attributable to net income after profit share of $29,868,557 and subscriptions of $17,808,790 which was partially offset by redemptions of $23,746,608.

Brokerage and custodial fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.  Brokerage and custodial fees for the nine months ended September 30, 2016 decreased $437,197 (net of Managing Owner commission rebate to Unitholders) relative to the corresponding period in 2015 due to a decrease in the Trust’s Series 1 net assets during the respective periods.

Administrative expenses for the nine months ended September 30, 2016 decreased $2,498 relative to the corresponding period in 2015. The decrease was due mainly to a decrease in the Trust's net assets during the nine months ended September 30, 2016 relative to the corresponding period in 2015.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian.  Interest income for the nine months ended September 30, 2016 increased $318,427 relative to the corresponding period in 2015.  This increase was due predominantly to an increase in short-term U.S. Treasury yields during the nine months ended September 30, 2016 relative to the corresponding period in 2015.

During the nine months ended September 30, 2016, the Trust experienced net realized and unrealized gains of $40,549,494 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage and custodial fees of $9,919,679, administrative expenses of $903,878, custody fees and other expenses of $29,763 and management fees of $338,144 were incurred. The Trust’s gains achieved from trading operations, in addition to interest income of $631,477, and Managing Owner commission rebate to Unitholders of $587,905 partially offset the Trust's expenses and profit share of $708,855, resulting in net income after profit share to the Managing Owner of $29,868,557. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	1.67%
Energies	(1.72)%
Grains	1.79%
Interest rates	15.03%
Livestock	0.23%
Metals	(0.84)%
Softs	(0.23)%
Stock indices	4.15%

Trading gain	20.08%

MANAGEMENT DISCUSSION –2016

Three months ended September 30, 2016

The Trust was profitable during the third quarter largely due to gains from long equity and long interest futures positions. Trading of currency forwards and grain and livestock futures were each slightly profitable. On the other hand, trading of energy and metal futures were unprofitable. Trading of soft commodity futures was nearly flat.

Markets were unsettled throughout the period by a number of factors including: the repercussions of the U.K. voters ‘decision to have the U.K. leave the European Union, continued market schizophrenia about an interest rate increase by the Federal Reserve (“Fed”), the persistent discussions within the Organization of the Petroleum Exporting Countries (“OPEC”) about a potential production cut, and concerns about the upcoming U.S. elections. Moreover, as interest rates, the U.S. dollar, and energy prices reacted to these influences, there were secondary repercussions of those prices in other markets.

Long positions in German, French, Italian, British, Japanese and Canadian note and bond futures were profitable as sluggish growth and inflation kept the European Central Bank, Bank of England and Bank of Japan on accommodative policy paths. Meanwhile, the Fed continued to waffle on if and when it will raise interest rates, even though U.S. growth and inflation data showed improvement in the third quarter. As a result, long positions in U.S. note, bond and short-term interest rate futures posted losses, especially in August and early September when U.S. interest rates rose in anticipation of a near term Fed rate hike. After the Fed failed to deliver that increase at its September meeting, those U.S. losses were reduced somewhat.

Though the path was uneven, improving U.S. economic data, continued developed-world accommodative monetary policy, and higher energy prices that underpinned commodity producers led to profits on long positions in U.S., Canadian and Australian equity futures. A weaker pound sterling and policy accommodation from the Bank of England produced a gain for a long U.K. stock futures trade. Long Hong Kong and Taiwanese futures positions were profitable, as well. Meanwhile, short Japanese equity futures positions were unprofitable.

Foreign exchange trading was volatile and results were mixed. A short Mexican peso trade was profitable as U.S. political problems and somewhat slower growth combined with the trade and immigration concerns raised by the U.S. presidential campaign of Donald Trump to undermine the peso.  Rising energy and commodity prices and the lack of a Fed rate hike led to profits on long positions in high yield and commodity currencies including the: New Zealand and Australian dollars, Russian ruble, South African rand, Indian rupee, and Israeli shekel, especially in September.  A short sterling trade was also profitable, as were short euro trades versus the Norwegian and Polish currencies. Short U.S. dollar trades against the euro, yen, Canadian dollar, and several other units produced largely offsetting losses.

With corn inventories at 30-year highs and with worldwide grain production expected to increase 10% this year, short corn and wheat positions were profitable, particularly in July and August. Trading the soybean complex—beans, meal and oil—generated a partially offsetting loss. Short cattle and hog positions were profitable.

Energy prices were volatile with Brent and WTI crude vacillating in the $40-$50 range. Record levels of production, high inventories, a glut of refined products in July, and bouts of U.S. dollar strength periodically depressed prices. On the other hand, persistent talk of production control agreements within OPEC and between OPEC and non-OPEC producers, and periods of U.S. dollar weakness underpinned prices at times. As a result, long energy trades were unprofitable in July and September, and short energy trades were unprofitable, especially in August.

Metal prices also experienced volatility during the July-September period. Losses from a short copper position and from trading gold, platinum, lead and nickel were marginally larger than the gains from trading silver and from a long zinc position.

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

THREE MONTHS ENDED SEPTEMBER 30, 2015

The increase in the Trust’s net assets of $1,871,950 was attributable to net income  after profit share of $10,413,447 and subscriptions of $779,146 which were partially offset by redemptions of $9,320,643.

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

The Trust experienced net realized and unrealized gains of $13,949,008 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $3,106,092, administrative expenses of $295,862, custody fees and other expenses of $11,792, management fees of $96,256 and an accrued profit share to the Managing Owner of $155,001 were incurred. The Trust’s gains achieved from trading operations, in addition to interest income of $129,442, were partially offset by the Trust’s expenses resulting in net income after profit share to the Managing Owner of $10,413,447. An analysis of the trading gain (loss) by sector is as follows:

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

The Trust experienced net realized and unrealized gains of $14,494,780 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $9,768,971, administrative expenses of $906,376, custody fees and other expenses of $39,167, management fees of $289,977 and an accrued profit share to the Managing Owner of $159,644 were incurred. The Trust’s gains achieved from trading operations, in addition to interest income of $313,050, were partially offset by the Trust’s expenses resulting in net income after profit share to the Managing Owner of $3,643,695 An analysis of the trading gain (loss) by sector is as follows:

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

CONTRACTUAL OBLIGATIONS

The Trust does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Trust’s sole business is trading futures, forward currency, spot, option, and swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Trust for less than four months before being offset or rolled over into new contracts with similar maturities. The Trust’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Trust’s open futures and forward currency contracts, both long and short, at September 30, 2016.

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

The Trust's Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Trust's open positions by market category for the nine months ended September 30, 2016. During the nine months ended September 30, 2016, the Trust's average total capitalization was approximately $225,000,000.

Sector	Average value at risk	% of Average Capitalization	High value at risk	Low value at risk
Currencies	$6.2	2.8%	$6.9	$5.8
Energies	1.4	0.6%	1.7	1.2
Grains	1.5	0.7%	1.6	1.2
Interest rates	6.8	3.0%	8.9	5.5
Livestock	0.1	0.0%	0.2	0.0
Metals	1.3	0.6%	1.4	1.0
Softs	0.2	0.1%	0.3	0.2
Stock indices	8.2	3.6%	10.8	6.4
	$25.7	11.4%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the nine months ended September 30, 2016. Average capitalization is the average of the Trust's approximate capitalization at the end of each of the nine months ended September 30, 2016. Dollar amounts represent millions of dollars.

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

ITEM 4. CONTROLS AND PROCEDURES

The Managing Owner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Trust as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the Managing Owner’s internal controls over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Managing Owner’s internal controls over financial reporting with respect to the Trust.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS

(a)	There have been no sales of unregistered securities of the Trust during the three months ended September 30, 2016

(c)

Pursuant to the Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding and Units are not reissued once redeemed.

The following table summarizes the redemptions by Unitholders during the three months ended September 30, 2016.

	Series 1		Series 3
Date of Redemption	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit

July 31, 2016	1,724.179	$1,260.56	59.502	$1,588.33
August 31, 2016	2,166.867	1,235.87	32.744	1,567.52
September 30, 2016	2,462.205	1,247.03	116.310	1,584.05
Total	6,353.251		208.556

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
Managing Owner

Date: November 10, 2016
/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)