Form 10-Q
period 2017-03-31
GLOBAL MACRO TRUST
filed 2017-05-12
CIK 1145765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:   March 31, 2017

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

Yes ☒          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☒	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

    Yes ☐           No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☒

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Global Macro Trust
Financial statements
For the three months ended March 31, 2017 and 2016 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Trust Capital (b)	7
Statements of Financial Highlights (b)	9
Notes to the Financial Statements	10

(a) At March 31, 2017 and December 31, 2016 (unaudited)
(b) For the three months ended March 31, 2017 and 2016 (unaudited)

Global Macro Trust
Statements of Financial Condition (UNAUDITED)

	March 31, 2017	December 31, 2016
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes – at fair value
(amortized cost $33,567,364 and $26,072,098)	$33,544,608	$26,059,657
Net unrealized appreciation on open futures and
forward currency contracts	4,713,576	5,065,066
Due from brokers	1,132,893	707,507
Cash denominated in foreign currencies (cost $8,375,806
and $4,474,848)	8,416,064	4,330,175
Total equity in trading accounts	47,807,141	36,162,405

INVESTMENTS IN U.S. TREASURY NOTES – at fair value
(amortized cost $167,889,278 and $175,434,923)	167,725,035	175,334,307
CASH AND CASH EQUIVALENTS	17,322,444	18,864,248
ACCRUED INTEREST RECEIVABLE	451,471	397,141
TOTAL	$233,306,091	$230,758,101

LIABILITIES AND TRUST CAPITAL
LIABILITIES:
Subscriptions by Unitholders received in advance	$919,800	$865,500
Net unrealized depreciation on open futures and forward currency contracts	806,119	-
Due to Managing Owner	85,827	-
Due to brokers	-	640,342
Accrued brokerage and custodial fees	1,051,812	1,060,695
Accrued management fees	47,508	41,153
Redemptions payable to Unitholders	4,936,729	2,399,334
Redemption payable to Managing Owner	-	2,452,815
Accrued expenses	172,439	133,534
Accrued profit share	198,645	-
Total liabilities	8,218,879	7,593,373

TRUST CAPITAL:
Managing Owner interest (3,713.270 and 3,653.388 units outstanding)	4,569,513	4,369,854
Series 1 Unitholders (153,066.207 and 158,499.560 units outstanding)	188,362,190	189,583,168
Series 2 Unitholders (6.799 and 6.799 units outstanding)	10,680	10,350
Series 3 Unitholders (16,256.593 and 15,531.699 units outstanding)	25,934,444	23,999,362
Series 4 Unitholders (3,230.302 and 2,828.734 units outstanding)	6,210,385	5,201,994
Total trust capital	225,087,212	223,164,728

TOTAL	$233,306,091	$230,758,101

NET ASSET VALUE PER UNIT OUTSTANDING:
Series 1 Unitholders	$1,230.59	$1,196.11
Series 2 Unitholders	$1,570.82	$1,522.28
Series 3 Unitholders	$1,595.32	$1,545.19
Series 4 Unitholders	$1,922.54	$1,838.98

See notes to financial statements (unaudited)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
March 31, 2017

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	0.12%	$278,226
Interest rates:
2 Year U.S. Treasury Note (185 contracts, settlement date June 2017)	0.03	78,000
5 Year U.S. Treasury Note (170 contracts, settlement date June 2017)	0.05	114,266
10 Year U.S. Treasury Note (102 contracts, settlement date June 2017)	0.06	138,703
30 Year U.S. Treasury Bond (83 contracts, settlement date June 2017)	0.06	137,500
Other interest rates	0.64	1,394,587
Total interest rates	0.84	1,863,056

Livestock	0.00	230
Metals	0.08	176,496
Softs	0.00	6,240
Stock indices	0.41	920,143
Total long futures contracts	1.45	3,244,391

Short futures contracts:
Energies	(0.18)	(408,114)
Grains	0.26	569,360
Livestock	0.00	480
Metals	(0.06)	(126,398)
Softs	0.18	409,491
Stock indices	0.00	4,822
Total short futures contracts	0.20	449,641
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	1.65	3,694,032

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.09	2,461,983
Total short forward currency contracts	(1.00)	(2,248,558)
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	0.09	213,425

TOTAL	1.74%	$3,907,457

		(Continued)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
March 31, 2017
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$49,710,000	U.S. Treasury notes, 0.875%, 05/15/2017	22.09%	$49,719,709
48,260,000	U.S. Treasury notes, 0.875%, 08/15/2017	21.44	48,271,311
51,220,000	U.S. Treasury notes, 0.875%, 11/15/2017	22.75	51,199,992
52,100,000	U.S. Treasury notes, 1.000%, 02/15/2018	23.14	52,078,631
	Total investments in U.S. Treasury notes
	(amortized cost $201,456,642)	89.42%	$201,269,643

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2016

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	0.03%	$63,669
Grains	(0.00)	(2,530)
Interest rates	1.00	2,235,827
Livestock	0.00	1,910
Metals	0.05	126,739
Softs	(0.00)	(9,610)
Stock indices	0.53	1,180,856
Total long futures contracts	1.61	3,596,861

Short futures contracts:
Energies	(0.04)	(93,838)
Grains	0.01	31,414
Interest rates	(0.01)	(31,386)
Livestock	(0.00)	(2,700)
Metals	0.10	220,431
Softs	(0.00)	(7,206)
Stock indices	(0.14)	(310,145)
Total short futures contracts	(0.08)	(193,430)
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	1.53	3,403,431

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.31)	(683,199)
Total short forward currency contracts	1.05	2,344,834
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	0.74	1,661,635

TOTAL	2.27%	$5,065,066

		(Continued)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2016
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$52,100,000	U.S. Treasury notes, 0.625%, 02/15/2017	23.35%	$52,105,088
49,710,000	U.S. Treasury notes, 0.875%, 05/15/2017	22.30	49,761,458
48,260,000	U.S. Treasury notes, 0.875%, 08/15/2017	21.64	48,302,416
51,220,000	U.S. Treasury notes, 0.875%, 11/15/2017	22.95	51,225,002
	Total investments in U.S. Treasury notes
	(amortized cost $201,507,021)	90.24%	$201,393,964

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Statements of Operations (UNAUDITED)

	For the three months ended
	March 31, 2017	March 31, 2016
INVESTMENT INCOME:
Interest income	$333,145	$168,211

EXPENSES:
Brokerage and custodial fees	3,250,332	3,300,350
Administrative expenses	298,537	290,356
Custody fees and other expenses	10,918	9,563
Management fees	131,123	108,107
Total expenses	3,690,910	3,708,376

Managing Owner commission rebate to Unitholders	(191,820)	(193,666)

Net expenses	3,499,090	3,514,710

NET INVESTMENT LOSS	(3,165,945)	(3,346,499)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	11,273,121	19,054,343
Foreign exchange translation	(41,627)	(26,737)
Net change in unrealized:
Futures and forward currency contracts	(1,157,609)	2,151,321
Foreign exchange translation	184,931	182,397
Net gains (losses) from U.S. Treasury notes:
Net change in unrealized	(73,942)	187,823
TOTAL NET REALIZED AND UNREALIZED GAINS	10,184,874	21,549,147

NET INCOME	$7,018,929	$18,202,648
LESS PROFIT SHARE TO MANAGING OWNER	199,738	381,663
NET INCOME AFTER PROFIT SHARE TO MANAGING OWNER	$6,819,191	$17,820,985

NET INCOME PER UNIT OUTSTANDING
Series 1 Unitholders	$34.48	$92.50
Series 2 Unitholders	$48.54	$105.36
Series 3 Unitholders	$50.13	$107.23
Series 4 Unitholders	$83.56	$160.88

See notes to financial statements (unaudited)

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the three months ended March 31, 2017:
									New Profit
	Series 1 Unitholders		Series 2 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2017	$189,583,168	158,499.560	$10,350	6.799	$23,999,362	15,531.699	$5,201,994	2,828.734	$-	-	$4,369,854	3,653.388	$223,164,728
Subscriptions	1,422,500	1,182.019	-	-	3,699,000	2,358.183	737,923	401.568	1,093	0.895	-	-	5,860,516
Redemptions	(8,156,599)	(6,717.357)	-	-	(2,600,624)	(1,633.289)	-	-	-	-	-	-	(10,757,223)
Addt'l units allocated *	-	101.985	-	-	-	-	-	-	-	0.005	-	58.982	-
Net income before profit
share to Managing Owner	5,513,121	-	410	-	1,036,364	-	270,468	-	14	-	198,552	-	7,018,929
Profit share to Managing Owner:	-	-	(80)	-	(199,658)	-	-	-	-	-	-	-	(199,738)
Trust capital at
March 31, 2017	$188,362,190	153,066.207	$10,680	6.799	$25,934,444	16,256.593	$6,210,385	3,230.302	$1,107	0.900	$4,568,406	3,712.370	$225,087,212

Net asset value per unit outstanding
at March 31, 2017:	$1,230.59		$1,570.82		$1,595.32		$1,922.54

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and the Managing Owner.													(Continued)

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the three months ended March 31, 2016:
									New Profit
	Series 1 Unitholders		Series 2 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2016	$180,146,458	164,988.926	$53,412	39.121	$19,275,026	13,929.871	$4,002,335	2,541.689	$-	-	$5,368,725	4,917.000	$208,845,956
Subscriptions	507,000	435.091	10,000	6.799	1,053,995	737.742	381,158	226.307	9,259	7.798	-	-	1,961,412
Redemptions	(8,226,585)	(6,987.399)	(57,537)	(39.121)	(779,558)	(523.462)	-	-	-	-	-	-	(9,063,680)
Addt'l units allocated *	-	74.726	-	-	-	-	-	-	-	0.043	-	79.118	-
Net income before profit
share to Managing Owner:	15,309,047	-	5,138	-	1,919,373	-	420,535	-	27	-	548,528	-	18,202,648
Managing Owner's profit share:	-	-	(1,014)	-	(380,649)	-	-	-	-	-	-	-	(381,663)
Trust capital at
March 31, 2016	$187,735,920	158,511.344	$9,999	6.799	$21,088,187	14,144.151	$4,804,028	2,767.996	$9,286	7.841	$5,917,253	4,996.118	$219,564,673

Net asset value per unit outstanding
at March 31, 2016:	$1,184.37		$1,470.66		$1,490.95		$1,735.56

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and the Managing Owner.

See notes to financial statements (unaudited)													(Concluded)

Global Macro Trust
Statements of Financial Highlights (UNAUDITED)

For the three months ended March 31:	2017			2016
	Series 1	Series 2	Series 3	Series 4	Series 1	Series 2	Series 3	Series 4
Net income (loss) from operations:
Net investment loss	$ (19.22)	$ (9.44)	$ (8.59)	$ (0.82)	$ (19.64)	$ (10.11)	$ (9.26)	$ (2.00)
Net realized and unrealized gains on trading of futures and forward currency contracts	54.08	70.18	71.37	85.06	111.15	150.27	141.75	161.46
Net gains (losses) from U.S. Treasury obligations	(0.38)	(0.51)	(0.61)	(0.68)	0.99	1.28	1.25	1.42
Profit share allocated to Managing Owner	0.00	(11.69)	(12.04)	0.00	0.00	(36.08)	(26.51)	0.00
Net income per unit	$ 34.48	$ 48.54	$ 50.13	$ 83.56	$ 92.50	$ 105.36	$ 107.23	$ 160.88

Net asset value per unit, beginning of period	1,196.11	1,522.28	1,545.19	1,838.98	1,091.87	1,365.30	1,383.72	1,574.68

Net asset value per unit, end of period	$ 1,230.59	$ 1,570.82	$ 1,595.32	$ 1,922.54	$ 1,184.37	$ 1,470.66	$ 1,490.95	$ 1,735.56
Total return and ratios for the three months ended March 31:	2017				2016
	Series 1	Series 2	Series 3	Series 4	Series 1	Series 2	Series 3	Series 4
RATIOS TO AVERAGE CAPITAL:
Net investment loss (a)	(6.34)%	(2.44)%	(2.19)%	(0.17)%	(6.69)%	(2.76)%	(2.51)%	(0.47)%
Total expenses (a)	6.92%	3.02%	2.78%	0.76%	6.99%	3.06%	2.81%	0.77%
Profit share allocation (b) (c)	0.00	0.76	0.77	0.00	0.00	2.46	1.79	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	6.92%	3.78%	3.55%	0.76%	6.99%	5.52%	4.60%	0.77%
Total return before profit share allocation (b)	2.88%	3.95%	4.01%	4.54%	8.47%	10.18%	9.54%	10.22%
Less: Profit share allocation (b)	0.00	0.76	0.77	0.00	0.00	2.46	1.79	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	2.88%	3.19%	3.24%	4.54%	8.47%	7.72%	7.75%	10.22%
(a) Annualized
(b) Not annualized

(c) The combination of a February 2016 redemption reducing the average capital for Series 2, along with crystallized fees on that redemption, contributed to a larger profit share allocation ratio for Series 2 compared to Series 3 during 2016.

See notes to financial statements (unaudited)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Global Macro Trust’s (the “Trust”) financial condition at March 31, 2017 and December 31, 2016 (unaudited) and the results of its operations for the three months ended March 31, 2017 and 2016 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of December 31, 2016.

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

The Income Taxes topic of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Trust recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Trust’s open tax years, 2013 to 2016,  Millburn Ridgefield Corporation (the “Managing Owner”) determined that no reserves for uncertain tax positions were required.

There have been no material changes with respect to the Trust's critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Trust's Annual Report on Form 10-K for fiscal year 2016.

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

The Trust is an investment company following the accounting and reporting guidance put forth in Accounting Standard Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements”.

During the three months ended March 31, 2017 and 2016, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Trust’s investments by hierarchical level as of March 31, 2017 and December 31, 2016 in valuing the Trust’s investments at fair value. At March 31, 2017 and December 31, 2016, the Trust held no assets or liabilities classified in Level 3.

Financial Assets and Liabilities at Fair Value as of March 31, 2017

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$201,269,643	$-	$201,269,643
Short-term money market fund*	17,097,171	-	17,097,171
Exchange-traded futures contracts
Energies	(129,888)	-	(129,888)
Grains	569,360	-	569,360
Interest rates	1,863,056	-	1,863,056
Livestock	710	-	710
Metals	50,098	-	50,098
Softs	415,731	-	415,731
Stock indices	924,965	-	924,965

Total exchange-traded futures contracts	3,694,032	-	3,694,032

Over-the-counter forward currency contracts	-	213,425	213,425

Total futures and forward currency contracts (2)	3,694,032	213,425	3,907,457

Total financial assets at fair value	$222,060,846	$213,425	$222,274,271

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$33,544,608
Investments in U.S. Treasury notes held in custody			167,725,035
Total investments in U.S. Treasury notes			$201,269,643

(2)
Net unrealized appreciation on open futures and forward currency contracts			$4,713,576
Net unrealized depreciation on open futures and forward currency contracts			(806,119)
Total net unrealized appreciation on open futures and forward currency contracts			$3,907,457

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial Assets and Liabilities at Fair Value as of December 31, 2016

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$201,393,964	$-	$201,393,964
Short-term money market fund*	18,621,676	-	18,621,676
Exchange-traded futures contracts
Energies	(30,169)	-	(30,169)
Grains	28,884	-	28,884
Interest rates	2,204,441	-	2,204,441
Livestock	(790)	-	(790)
Metals	347,170	-	347,170
Softs	(16,816)	-	(16,816)
Stock indices	870,711	-	870,711

Total exchange-traded futures contracts	3,403,431	-	3,403,431

Over-the-counter forward currency contracts	-	1,661,635	1,661,635

Total futures and forward currency contracts (2)	3,403,431	1,661,635	5,065,066

Total financial assets at fair value	$223,419,071	$1,661,635	$225,080,706

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$26,059,657
Investments in U.S. Treasury notes held in custody			175,334,307
Total investments in U.S. Treasury notes			$201,393,964

(2)
Net unrealized appreciation on open futures and forward currency contracts			$5,065,066
Net unrealized depreciation on open futures and forward currency contracts			-
Total net unrealized appreciation on open futures and forward currency contracts			$5,065,066

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

The Trust engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Trust at March 31, 2017, by market sector:

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

See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional derivative-related information.

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at March 31, 2017 and December 31, 2016. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at March 31, 2017

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$284,300	$(6,074)	$570	$(408,684)	$(129,888)
Grains	-	-	679,597	(110,237)	569,360
Interest rates	2,086,182	(223,126)	-	-	1,863,056
Livestock	230	-	1,830	(1,350)	710
Metals	417,425	(240,929)	232,844	(359,242)	50,098
Softs	6,240	-	411,798	(2,307)	415,731
Stock indices	1,263,780	(343,637)	52,299	(47,477)	924,965

Total futures contracts	4,058,157	(813,766)	1,378,938	(929,297)	3,694,032

Forward currency contracts	3,298,611	(836,628)	883,229	(3,131,787)	213,425

Total futures and
forward currency contracts	$7,356,768	$(1,650,394)	$2,262,167	$(4,061,084)	$3,907,457

Fair Value of Futures and Forward Currency Contracts at December 31, 2016

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$79,741	$(16,072)	$23,290	$(117,128)	$(30,169)
Grains	-	(2,530)	89,139	(57,725)	28,884
Interest rates	2,585,506	(349,679)	89	(31,475)	2,204,441
Livestock	1,910	-	-	(2,700)	(790)
Metals	659,138	(532,399)	453,344	(232,913)	347,170
Softs	240	(9,850)	70,445	(77,651)	(16,816)
Stock indices	1,809,601	(628,745)	20,868	(331,013)	870,711

Total futures contracts	5,136,136	(1,539,275)	657,175	(850,605)	3,403,431

Forward currency contracts	466,082	(1,149,281)	2,847,995	(503,161)	1,661,635

Total futures and
forward currency contracts	$5,602,218	$(2,688,556)	$3,505,170	$(1,353,766)	$5,065,066

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three months ended March 31, 2017 and 2016 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below:

Trading gains (losses) of futures and forward currency contracts for the three months ended March 31, 2017 and 2016

	Three months ended:	Three months ended:
Sector	March 31, 2017	March 31, 2016

Futures contracts:
Energies	$(1,017,651)	$920,402
Grains	(489,016)	165,002
Interest rates	67,959	15,368,199
Livestock	(92,110)	11,460
Metals	56,990	(637,773)
Softs	184,670	(662,854)
Stock indices	10,801,645	3,939,671

Total futures contracts	9,512,487	19,104,107

Forward currency contracts	603,025	2,101,557

Total futures and forward currency contracts	$10,115,512	$21,205,664

The following table presents average notional value by sector in U.S. dollars of open futures and forward currency contracts for the three months ended March 31, 2017 and 2016. The Trust’s average net asset value for the three months ended March 31, 2017 and 2016 was approximately $227,000,000 and $223,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the three months ended March 31, 2017 and 2016

	2017		2016
Sector	Long Positions	Short Positions	Long Positions	Short Positions

Futures contracts:
Energies	$7,957,082	$10,158,136	$3,971,208	$18,909,995
Grains	158,300	17,098,915	2,489,469	15,591,309
Interest rates	401,596,132	5,150,911	445,419,039	12,751,120
Livestock	41,230	599,760	113,190	1,281,735
Metals	15,380,613	8,560,185	2,055,413	20,402,703
Softs	525,363	5,426,613	2,468,782	2,061,371
Stock indices	172,686,395	14,532,403	82,375,680	17,486,803

Total futures
contracts	598,345,115	61,526,923	538,892,781	88,485,036

Forward currency
contracts	77,486,709	140,104,485	88,193,189	84,936,767

Total average
notional	$675,831,824	$201,631,408	$627,085,970	$173,421,803

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at March 31, 2017 and 2016. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the Managing Owner believes it is a more meaningful representation of notional values of the Trust’s open interest rate positions.

The customer agreements between the Trust, the futures clearing brokers including Deutsche Bank Securities Inc. (a wholly owned subsidiary of Deutsche Bank AG) and SG Americas Securities, LLC. as well as the FX prime broker, Deutsche Bank AG, and the swap dealer, Morgan Stanley & Co., LLC, gives the Trust the legal right to net unrealized gains and losses on open futures and foreign currency contracts. The Trust netted, for financial reporting purposes, the unrealized gains and losses on open futures and forward currency contracts on the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” were met.

Offsetting of derivative assets at March 31, 2017

	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Assets
Futures contracts
Counterparty C	$3,024,520	$(558,964)	$2,465,556
Counterparty I	2,412,575	(1,184,099)	1,228,476
Total futures contracts	5,437,095	(1,743,063)	3,694,032

Forward currency contracts
Counterparty H	3,063,926	(2,044,382)	1,019,544
Total forward currency contracts	3,063,926	(2,044,382)	1,019,544

Total assets	$8,501,021	$(3,787,445)	$4,713,576
			(Continued)

	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Liabilities
Forward currency contracts
Counterparty G	$1,924,033	$(1,117,914)	$806,119

Total liabilities	$1,924,033	$(1,117,914)	$806,119
			(Concluded)

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$2,465,556	$-	$(2,465,556)	$-
Counterparty H	1,019,544	-	-	1,019,544
Counterparty I	1,228,476	-	(1,228,476)	-

Total	$4,713,576	$-	$(3,694,032)	$1,019,544

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(4)

Counterparty G	$806,119	$-	$-	$806,119

Total	$806,119	$-	$-	$806,119

(1) Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange.
(2) Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets presented in the Statement of Financial
Condition for each respective counterparty.
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of March 31, 2017.
(4) Net amount represents the amounts owed by the Trust to each counterparty as of March 31, 2017.

Offsetting of derivative assets and liabilities at December 31, 2016

	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Assets
Futures contracts
Counterparty C	$3,694,763	$(1,127,511)	$2,567,252
Counterparty I	2,098,548	(1,262,369)	836,179
Total futures contracts	5,793,311	(2,389,880)	3,403,431

Forward currency contracts
Counterparty G	1,572,076	(681,507)	890,569
Counterparty H	1,742,001	(970,935)	771,066
Total forward currency contracts	3,314,077	(1,652,442)	1,661,635

Total assets	$9,107,388	$(4,042,322)	$5,065,066

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$2,567,252	$-	$(2,567,252)	$-
Counterparty G	890,569	-	-	890,569
Counterparty H	771,066	-	-	771,066
Counterparty I	836,179	-	(836,179)	-

Total	$5,065,066	$-	$(3,403,431)	$1,661,635

(1) Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange. Collateral pledged includes both cash and U.S. Treasury notes held at each respective counterparty.

(2) Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets presented in the Statement of Financial
Condition for each respective counterparty.
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of December 31, 2016.

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

A significant portion of the Trust’s forward currency trading activities are cleared by Deutsche Bank AG (“DB”) and Morgan Stanley & Co. LLC (“MS”). The Trust’s concentration of credit risk associated with DB or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition, plus the value of margin or collateral held by DB and MS. The amount of such credit risk was $14,419,436 and  $12,403,596 at March 31, 2017 and December 31, 2016, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three months ended March 31, 2017 and 2016. Profit share earned (from Unitholders' redemptions) is credited to the New Profit Memo Account as defined in the Trust’s Declaration of Trust and Trust Agreement (the “Trust Agreement”).

	Three months ended:
	March 31,	March 31,
	2017	2016
Profit share earned	$1,093	$9,259
Profit share accrued	198,645	372,404
Total profit share	$199,738	$381,663

5. RELATED PARTY TRANSACTIONS

The Trust pays all routine expenses, such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee's fees, the charges of an outside accounting services agency and the expenses of updating the Trust's Prospectus), as well as extraordinary costs. At March 31, 2017 and December 31, 2016, The Managing Owner is owed  $82,432 and $0, respectively, from the Trust in connection with such expenses it has paid on the Trust’s behalf (and is included in “Due to Managing Owner” in the Statements of Financial Condition).

Series 1 Unitholders who redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the Managing Owner. There was no redemption charge payable at March 31, 2017 or December 31, 2016.

6. FINANCIAL HIGHLIGHTS

Per unit operating performance for Series 1, Series 2, Series 3 and Series 4 Units is calculated based on Unitholders’ Trust capital for each Series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of Units during the period. Weighted average number of Units for each Series is detailed below:

	Three months ended March 31,		Date of first issuance
	2017	2016

Series 1	157,108.874	162,985.543	July 23, 2001
Series 2	6.797	28.103	April 1, 2010
Series 3	16,580.345	14,360.918	September 1, 2009
Series 4	3,160.063	2,671.886	November 1, 2010

7. BROKERAGE AND CUSTODIAL FEES

For the three months ended March 31, 2017 and 2016, brokerage and custodial fees were as follows:

	Three months ending March 31,
	2017	2016

Brokerage fees	$ 3,250,325	$ 3,300,324
Custodial fees	7	26

Total	$ 3,250,332	$ 3,300,350

Per the Trust agreement, selling agents are prohibited from receiving amounts in excess of 9.5% of the gross offering proceeds of Series 1 units sold subsequent to August 12, 2009. During the three months ended March 31, 2017 and 2016, the Managing Owner rebated to the Trust for the benefit of all holders of Series 1 Units, all amounts that would have otherwise been due to selling agents but for the 9.5% cap. Further, in certain cases, there are Series 1 units that remain outstanding, where there is no longer a selling agent associated with such units. Beginning in August 2014, the Managing Owner rebated such amounts to the Trust for the benefit of all holders of Series 1 Units. The total amounts rebated to the Trust for both of these items, included in “Brokerage and custodial fees” in the Statements of Operations, were as follows:

	Three months ending March 31,
	2017	2016

Brokerage fee rebates	$ 191,820	$ 193,666

8. SUBSEQUENT EVENTS

The Managing Owner has performed its evaluation of subsequent events from April 1, 2017 to May 12, 2017, the date the form 10-Q was filed. Based on such evaluation, no events were discovered that required disclosure or adjustment to the financial statements.

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

During its operations for the three months ended March 31, 2017, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

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

Period ended March 31, 2017

Month Ending:	Total Trust Capital

March 31, 2017	$225,087,212
December 31, 2016	223,164,728

Three Months Ended
Change in Trust Capital	$1,922,484
Percent Change	0.86%

THREE MONTHS ENDED MARCH 31, 2017

The increase in the Trust’s net assets of $1,922,484 for the three months ended March 31, 2017 was attributable to net income after profit share of $6,819,191 and subscriptions of $5,860,516 which were partially offset by redemptions of $10,757,223.

Brokerage and custodial fees are calculated on the net asset value of the series 1 unites on the last day of each month and are affected by trading performance, subscriptions and redemptions.  Brokerage and custodial fees for the three months ended March 31, 2017 decreased $48,172 (net of the Managing Owner commission rebate to Unitholders) relative to the corresponding period in 2016 due to a decrease in the series 1 Trust’s net assets.

Management fees are calculated on the net asset value of series 2 and series 3 units on the last day of each month and are affected by the trading performance, subscriptions and redemptions. Management fees for the three months ended March 31, 2017 increased $23,016 relative to the corresponding period in 2016 due to the increase in series 2 and series 3 net assets.

Administrative expenses for the three months ended March 31, 2017 increased $8,181 relative to the corresponding period in 2016. The increase was due mainly to an increase in the administrative expense accrual estimate during the three months ended March 31, 2017 relative to the corresponding period in 2016.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian.  Interest income for the three months ended March 31, 2017 increased $164,934 relative to the corresponding period in 2016.  This increase was due predominantly to an increase in short-term U.S. Treasury yields during the three months ended March 31, 2017.

During the three months ended March 31, 2017, the Trust experienced net realized and unrealized gains of $10,184,874 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage and custodial fees of 3,250,332, administrative expenses of $298,537, custody fees and other expenses of $10,918 and management fees of $131,123 were incurred. The Trust’s gains achieved from trading operations, in addition to interest income of $333,145, and the Managing Owner commission rebate to Unitholders of $191,820 was partially offset by the Trust's expenses and profit share of $199,738, resulting in net income after profit share to the Managing Owner of $6,819,191. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	0.27%
Energies	(0.44)%
Grains	(0.22)%
Interest rates	0.03%
Livestock	(0.04)%
Metals	0.02%
Softs	0.07%
Stock indices	4.86%

Trading gain	4.55%

MANAGEMENT DISCUSSION –2017

Three months ended March 31, 2017

The Trust registered a solid first quarter gain due to profits from long equity futures positions. Trading of currency forwards was slightly profitable, trading of commodity futures was fractionally negative and trading of interest rate futures was essentially flat.

According to the Brookings Institution and the Financial Times, the global economic recovery is now “broad-based and stable.” Morgan Stanley concurs, stating that a “…synchronous global recovery…is exhibiting more self-sustaining characteristics.” Against this background, long positions in U.S., European and Asian equity futures were broadly profitable. A long VIX trade was also profitable. Short positions in Indian and South African stock futures were marginally negative. Neither the fading of the positive impulses from the Trump election victory nor an increase in political and geopolitical tensions was able to blunt this equity advance.

The U.S. dollar, which had risen sharply during 2016’s fourth quarter, was volatile and weakened during the first three months of 2017 as the difficult reality of governing diminished the election euphoria for the Trump administration. Profits from short U.S. dollar trades versus the currencies of Australia, Brazil, India, Mexico, Russia, and Turkey were offset by the losses from long U.S. dollar positions versus the euro and the currencies of Great Britain, Canada, Japan, Korea, New Zealand, Norway, Sweden and Singapore. Meanwhile, a long euro/short Polish zloty trade and a short euro/long Turkish lira position were each slightly profitable.

Interest rates rose early in the period in response to the improving economic outlook and to evidence that central banks worldwide were pulling back from the long era of ultralow interest rates and quantitative easing. Indeed the U.S. Federal Reserve (the “Fed”) did raise its official rate again by ¼% during the quarter. Moreover, Mario Draghi indicated that “there is no longer the sense of urgency in taking further actions.” The People’s Bank of China (the “PBOC”) edged toward a tighter policy during the quarter, as well. Finally, the Bank of England and the Bank of Japan issued improved outlooks for their economies. Later on, however, political tensions in the U.S., Great Britain, the Netherlands, France, Turkey and South Africa and geopolitical tensions and terrorism involving North Korea, South Korea, the U.K., Canada and Syria produced a flight to safety and declining rates. On balance, the sector was flat for the quarter and at month-end the Trust’s interest rate futures positions remained generally long.

Energy prices were volatile and range-bound in the quarter. Production cut efforts by the Organization of the Petroleum Exporting Countries buoyed prices at times, while increasing U.S. shale production weighed on prices at other times. A long RBOB gasoline position was unprofitable as was trading of crude oil and London gas oil.

Trading of metal futures was nearly flat as small profits from long aluminum and zinc positions offset small losses from short gold and silver positions.

Trading of soft and agricultural commodities was marginally unprofitable. Grain trading was unprofitable due to losses from a short corn trade early in the period and from long soybean and soybean meal positions. A short wheat position was profitable in March. A short sugar position was also profitable in March. Trading of livestock was slightly negative.

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

CONTRACTUAL OBLIGATIONS

The Trust does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Trust’s sole business is trading futures, forward currency, spot, option and swap contracts, both long (contracts to buy) and short (contacts to sell). The Trust may also engage in trading swaps. All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Trust for less than four months before being offset or rolled over into new contracts with similar maturities. The Trust’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Trust’s open futures and forward currency contracts, both long and short, at March 31, 2017.

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

The Trust's Trading Value at Risk in Different Market Sectors

The following table indicates average trading Value at Risk associated with the Trust's open positions by market category for the quarter ended March 31, 2017. During the three months ended March 31, 2017, the Trust's average total capitalization was approximately $227,000,000.

Sector	Average value at risk	% of Average Capitalization	High value at risk	Low value at risk
Currencies	$6.8	3.0%	$6.8	$6.8
Energies	1.3	0.6%	1.3	1.3
Grains	1.2	0.5%	1.2	1.2
Interest rates	5.9	2.6%	5.9	5.9
Livestock	0.0	0.0%	0.0	0.0
Metals	1.1	0.5%	1.1	1.1
Softs	0.5	0.2%	0.5	0.5
Stock indices	9.0	4.0%	9.0	9.0
	$25.8	11.4%

Average, Value at Risk amounts relate to the quarter-end amounts for the three months ended March 31, 2017. Average capitalization is the average of the Trust's approximate capitalization at the end of each of the three months ended March 31, 2017. Dollar amounts represent millions of dollars.

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

ITEM 4. CONTROLS AND PROCEDURES

The Managing Owner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Trust as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the Managing Owner’s internal controls over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Managing Owner’s internal controls over financial reporting with respect to the Trust.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS

(a)	There have been no sales of unregistered securities of the Trust during the three months ended March 31, 2017.

(b)

Pursuant to the Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding and Units are not reissued once redeemed.

The following table summarizes the redemptions by Unitholders during the three months ended March 31, 2017.

	Series 1		Series 3
Date of Redemption	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit

January 31, 2017	1,959.232	$1,187.21	55.611	$1,539.36
February 28, 2017	2,626.336	1,221.19	127.570	1,580.70
March 31, 2017	2,131.789	1,230.59	1,450.108	1,595.32
Total	6,717.357		1,633.289

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included herewith:

31.01 Rule 13(a)-14(a)/15(d)-14(a) Certification of Co-Chief Executive Officer

31.02 Rule 13(a)-14(a)/15(d)-14(a) Certification of Co-Chief Executive Officer

31.03 Rule 13(a)-14(a)/15(d)-14(a) Certification of President and Chief Financial Officer

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
Managing Owner

Date: May 12, 2017
/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)