Form 10-Q
period 2017-06-30
GLOBAL MACRO TRUST
filed 2017-08-11
CIK 1145765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:   June 30, 2017

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
For the three and six months ended June 30, 2017 and 2016 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Trust Capital (c)	8
Statements of Financial Highlights (b)	10
Notes to the Financial Statements	12

(a) At June 30, 2017 and December 31, 2016 (unaudited)
(b) For the three and six months ended June 30, 2017 and 2016 (unaudited)
(c) For the six months ended June 30, 2017 and 2016 (unaudited)

Global Macro Trust
Statements of Financial Condition (UNAUDITED)

	June 30, 2017	December 31, 2016
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes – at fair value
(amortized cost $35,446,864 and $26,072,098)	$35,416,755	$26,059,657
Net unrealized appreciation on open futures and
forward currency contracts	-	5,065,066
Due from brokers	1,158,462	707,507
Cash denominated in foreign currencies (cost $9,997,917
and $4,474,848)	10,247,206	4,330,175
Total equity in trading accounts	46,822,423	36,162,405

INVESTMENTS IN U.S. TREASURY NOTES – at fair value
(amortized cost $165,857,075 and $175,434,923)	165,659,765	175,334,307
CASH AND CASH EQUIVALENTS	17,300,729	18,864,248
ACCRUED INTEREST RECEIVABLE	475,095	397,141
TOTAL	$230,258,012	$230,758,101

LIABILITIES AND TRUST CAPITAL
LIABILITIES:
Subscriptions by Unitholders received in advance	$1,537,149	$865,500
Net unrealized depreciation on open futures and forward currency contracts	11,468,723	-
Due to Managing Owner	58,082	-
Due to brokers	2,875,065	640,342
Accrued brokerage and custodial fees	968,057	1,060,695
Accrued management fees	42,798	41,153
Redemptions payable to Unitholders	1,954,608	2,399,334
Redemption payable to Managing Owner	-	2,452,815
Accrued expenses	123,979	133,534
Total liabilities	19,028,461	7,593,373

TRUST CAPITAL:
Managing Owner interest (3,786.851 and 3,653.388 units outstanding)	4,415,923	4,369,854
Series 1 Unitholders (150,199.891 and 158,499.560 units outstanding)	175,151,712	189,583,168
Series 2 Unitholders (6.799 and 6.799 units outstanding)	10,295	10,350
Series 3 Unitholders (16,652.921 and 15,531.699 units outstanding)	25,623,184	23,999,362
Series 4 Unitholders (3,256.953 and 2,828.734 units outstanding)	6,028,437	5,201,994
Total trust capital	211,229,551	223,164,728

TOTAL	$230,258,012	$230,758,101

NET ASSET VALUE PER UNIT OUTSTANDING:
Series 1 Unitholders	$1,166.12	$1,196.11
Series 2 Unitholders	$1,514.19	$1,522.28
Series 3 Unitholders	$1,538.66	$1,545.19
Series 4 Unitholders	$1,850.94	$1,838.98

See notes to financial statements (unaudited)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
June 30, 2017

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Interest rates	(2.64)%	$(5,576,594)
Livestock	(0.01)	(20,460)
Metals	0.47	982,433
Softs	0.00	2,550
Stock indices	(1.14)	(2,403,184)
Total long futures contracts	(3.32)	(7,015,255)

Short futures contracts:
Energies	(0.63)	(1,321,328)
Grains	(0.33)	(707,267)
Interest rates	0.00	1,800
Livestock	(0.01)	(17,760)
Metals	(0.53)	(1,127,612)
Softs	0.08	170,778
Stock indices	(0.03)	(54,279)
Total short futures contracts	(1.45)	(3,055,668)
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	(4.77)	(10,070,923)

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	0.74	1,568,983
Total short forward currency contracts	(1.40)	(2,966,783)
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	(0.66)	(1,397,800)

TOTAL	(5.43)%	$(11,468,723)

		(Continued)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
June 30, 2017
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$48,260,000	U.S. Treasury notes, 0.875%, 08/15/2017	22.84%	$48,256,230
51,220,000	U.S. Treasury notes, 0.875%, 11/15/2017	24.23	51,184,986
52,100,000	U.S. Treasury notes, 1.000%, 02/15/2018	24.64	52,037,928
49,710,000	U.S. Treasury notes, 1.000%, 05/15/2018	23.48	49,597,376
	Total investments in U.S. Treasury notes
	(amortized cost $201,303,939)	95.19%	$201,076,520

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2016

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	0.03%	$63,669
Grains	(0.00)	(2,530)
Interest rates	1.00	2,235,827
Livestock	0.00	1,910
Metals	0.05	126,739
Softs	(0.00)	(9,610)
Stock indices	0.53	1,180,856
Total long futures contracts	1.61	3,596,861

Short futures contracts:
Energies	(0.04)	(93,838)
Grains	0.01	31,414
Interest rates	(0.01)	(31,386)
Livestock	(0.00)	(2,700)
Metals	0.10	220,431
Softs	(0.00)	(7,206)
Stock indices	(0.14)	(310,145)
Total short futures contracts	(0.08)	(193,430)
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	1.53	3,403,431

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.31)	(683,199)
Total short forward currency contracts	1.05	2,344,834
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	0.74	1,661,635

TOTAL	2.27%	$5,065,066

		(Continued)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2016
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$52,100,000	U.S. Treasury notes, 0.625%, 02/15/2017	23.35%	$52,105,088
49,710,000	U.S. Treasury notes, 0.875%, 05/15/2017	22.30	49,761,458
48,260,000	U.S. Treasury notes, 0.875%, 08/15/2017	21.64	48,302,416
51,220,000	U.S. Treasury notes, 0.875%, 11/15/2017	22.95	51,225,002
	Total investments in U.S. Treasury notes
	(amortized cost $201,507,021)	90.24%	$201,393,964

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Statements of Operations (UNAUDITED)

	For the three months ended
	June 30, 2017	June 30, 2016
INVESTMENT INCOME:
Interest income	$406,890	$194,382

EXPENSES:
Brokerage and custodial fees	3,158,874	3,211,835
Administrative expenses	299,314	292,270
Custody fees and other expenses	10,272	10,037
Management fees	133,021	110,522
Total expenses	3,601,481	3,624,664

Managing Owner commission rebate to Unitholders	(195,331)	(193,450)

Net expenses	3,406,150	3,431,214

NET INVESTMENT LOSS	(2,999,260)	(3,236,832)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	6,977,006	12,476,395
Foreign exchange translation	51,677	116,444
Net change in unrealized:
Futures and forward currency contracts	(15,376,180)	2,778,943
Foreign exchange translation	209,031	(189,057)
Net gains (losses) from U.S. Treasury notes:
Net change in unrealized	(40,420)	77,213
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)	(8,178,886)	15,259,938

NET INCOME (LOSS)	$(11,178,146)	$12,023,106
LESS PROFIT SHARE TO (FROM) MANAGING OWNER	(181,386)	281,584
NET INCOME (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER	$(10,996,760)	$11,741,522

NET INCOME (LOSS) PER UNIT OUTSTANDING
Series 1 Unitholders	$(64.47)	$63.25
Series 2 Unitholders	$(56.63)	$77.21
Series 3 Unitholders	$(56.66)	$79.07
Series 4 Unitholders	$(71.60)	$122.04

See notes to financial statements (unaudited)		(Continued)

Global Macro Trust
Statements of Operations (UNAUDITED)

	For the six months ended
	June 30, 2017	June 30, 2016
INVESTMENT INCOME:
Interest income	$740,035	$362,593

EXPENSES:
Brokerage and custodial fees	6,409,206	6,512,185
Administrative expenses	597,851	582,626
Custody fees and other expenses	21,190	19,600
Management fees	264,144	218,629
Total expenses	7,292,391	7,333,040

Managing Owner commission rebate to Unitholders	(387,151)	(387,116)

Net expenses	6,905,240	6,945,924

NET INVESTMENT LOSS	(6,165,205)	(6,583,331)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	18,250,127	31,530,738
Foreign exchange translation	10,050	89,707
Net change in unrealized:
Futures and forward currency contracts	(16,533,789)	4,930,264
Foreign exchange translation	393,962	(6,660)
Net gains (losses) from U.S. Treasury notes:
Net change in unrealized	(114,362)	265,036
TOTAL NET REALIZED AND UNREALIZED GAINS	2,005,988	36,809,085

NET INCOME (LOSS)	$(4,159,217)	$30,225,754
LESS PROFIT SHARE TO MANAGING OWNER	18,352	663,247
NET INCOME (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER	$(4,177,569)	$29,562,507

NET INCOME (LOSS) PER UNIT OUTSTANDING
Series 1 Unitholders	$(29.99)	$155.75
Series 2 Unitholders	$(8.09)	$182.57
Series 3 Unitholders	$(6.53)	$186.30
Series 4 Unitholders	$11.96	$282.92

See notes to financial statements (unaudited)		(Concluded)

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the six months ended June 30, 2017:
									New Profit
	Series 1 Unitholders		Series 2 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2017	$189,583,168	158,499.560	$10,350	6.799	$23,999,362	15,531.699	$5,201,994	2,828.734	$-	-	$4,369,854	3,653.388	$223,164,728
Subscriptions	3,227,402	2,646.090	-	-	4,441,627	2,822.747	792,444	429.604	18,352	15.071	-	-	8,479,825
Redemptions	(13,524,240)	(11,148.411)	-	-	(2,710,550)	(1,701.525)	(2,643)	(1.385)	-	-	-	-	(16,237,433)
Addt'l units allocated *	-	202.652	-	-	-	-	-	-	-	0.237	-	118.155	-
Net income (loss)
before profit share to Managing Owner	(4,134,618)	-	(49)	-	(88,909)	-	36,642	-	(685)	-	28,402	-	(4,159,217)
Profit share to Managing Owner:	-	-	(6)	-	(18,346)	-	-	-	-	-	-	-	(18,352)
Trust capital at
June 30, 2017	$175,151,712	150,199.891	$10,295	6.799	$25,623,184	16,652.921	$6,028,437	3,256.953	$17,667	15.308	$4,398,256	3,771.543	$211,229,551

Net asset value per unit outstanding
at June 30, 2017:	$1,166.12		$1,514.19		$1,538.66		$1,850.94

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and the Managing Owner.													(Continued)

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the six months ended June 30, 2016:
									New Profit
	Series 1 Unitholders		Series 2 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2016	$180,146,458	164,988.926	$53,412	39.121	$19,275,026	13,929.871	$4,002,335	2,541.689	$-	-	$5,368,725	4,917.000	$208,845,956
Subscriptions	1,428,700	1,227.080	10,000	6.799	1,770,494	1,222.491	427,665	253.335	17,238	14.607	-	-	3,654,097
Redemptions	(14,420,742)	(12,228.705)	(57,537)	(39.121)	(1,016,458)	(685.567)	-	-	-	-	-	-	(15,494,737)
Addt'l units allocated *	-	146.503	-	-	-	-	-	-	-	0.266	-	159.325	-
Net income before profit
share to Managing Owner:	25,145,839	-	5,792	-	3,346,174	-	762,032	-	1,317	-	964,600	-	30,225,754
Managing Owner's profit share:	-	-	(1,143)	-	(662,104)	-	-	-	-	-	-	-	(663,247)
Trust capital at
June 30, 2016	$192,300,255	154,133.804	$10,524	6.799	$22,713,132	14,466.795	$5,192,032	2,795.024	$18,555	14.873	$6,333,325	5,076.325	$226,567,823

Net asset value per unit outstanding
at June 30, 2016:	$1,247.62		$1,547.87		$1,570.02		$1,857.60

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and the Managing Owner.

See notes to financial statements (unaudited)													(Concluded)

Global Macro Trust
Statements of Financial Highlights (UNAUDITED)

For the three months ended June 30:	2017				2016
	Series 1	Series 2	Series 3	Series 4	Series 1	Series 2	Series 3	Series 4
Net income (loss) from operations:
Net investment loss	$ (18.76)	$ (9.18)	$ (8.32)	$ (0.40)	$ (19.67)	$ (10.11)	$ (9.31)	$ (1.89)
Net realized and unrealized gains on trading of futures and forward currency contracts	(45.48)	(58.00)	(58.95)	(70.86)	82.50	115.55	107.32	123.32
Net gains (losses) from U.S. Treasury obligations	(0.23)	(0.29)	(0.29)	(0.34)	0.42	0.99	0.55	0.61
Profit share allocated to (from) Managing Owner	0.00	10.84	10.90	0.00	0.00	(29.22)	(19.49)	0.00
Net income (loss) per unit	$ (64.47)	$ (56.63)	$ (56.66)	$ (71.60)	$ 63.25	$ 77.21	$ 79.07	$ 122.04

Net asset value per unit, beginning of period	1,230.59	1,570.82	1,595.32	1,922.54	1,184.37	1,470.66	1,490.95	1,735.56

Net asset value per unit, end of period	$ 1,166.12	$ 1,514.19	$ 1,538.66	$ 1,850.94	$ 1,247.62	$ 1,547.87	$ 1,570.02	$ 1,857.60
Total return and ratios for the three months ended June 30:	2017				2016
	Series 1	Series 2	Series 3	Series 4	Series 1	Series 2	Series 3	Series 4
RATIOS TO AVERAGE CAPITAL:
Net investment loss (a)	(6.18)%	(2.35)%	(2.10)%	(0.08)%	(6.64)%	(2.74)%	(2.48)%	(0.43)%
Total expenses (a)	6.91%	3.09%	2.83%	0.81%	6.99%	3.10%	2.84%	0.79%
Profit share allocation (b)	0.00	(0.69)	(0.69)	0.00	0.00	1.24	1.30	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	6.91%	2.40%	2.14%	0.81%	6.99%	4.34%	4.14%	0.79%
Total return before profit share allocation (b)	(5.24)%	(4.30)%	(4.24)%	(3.72)%	5.34%	6.49%	6.60%	7.03%
Less: Profit share allocation (b)	0.00	(0.69)	(0.69)	0.00	0.00	1.24	1.30	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	(5.24)%	(3.61)%	(3.55)%	(3.72)%	5.34%	5.25%	5.30%	7.03%
(a) Annualized
(b) Not annualized

      (Continued)

Global Macro Trust
Statements of Financial Highlights (UNAUDITED)

For the six months ended June 30:	2017				2016
	Series 1	Series 2	Series 3	Series 4	Series 1	Series 2	Series 3	Series 4

Net income (loss) from operations:
Net investment loss	$ (37.98)	$ (18.62)	$ (16.91)	$ (1.22)	$ (39.31)	$ (20.22)	$ (18.57)	$ (3.89)
Net realized and unrealized gains on trading of futures and forward currency contracts	8.60	12.18	12.42	14.20	193.65	265.82	249.07	284.78
Net gains (losses) from U.S. Treasury obligations	(0.61)	(0.80)	(0.90)	(1.02)	1.41	2.27	1.80	2.03
Profit share allocated to Managing Owner	0.00	(0.85)	(1.14)	0.00	0.00	(65.30)	(46.00)	0.00
Net income (loss) per unit	$ (29.99)	$ (8.09)	$ (6.53)	$ 11.96	$ 155.75	$ 182.57	$ 186.30	$ 282.92

Net asset value per unit, beginning of period	1,196.11	1,522.28	1,545.19	1,838.98	1,091.87	1,365.30	1,383.72	1,574.68

Net asset value per unit, end of period	$ 1,166.12	$ 1,514.19	$ 1,538.66	$ 1,850.94	$ 1,247.62	$ 1,547.87	$ 1,570.02	$ 1,857.60

Total return and ratios for the six months ended June 30:	2017				2016
	Series 1	Series 2	Series 3	Series 4	Series 1	Series 2	Series 3	Series 4

RATIOS TO AVERAGE CAPITAL:

Net investment loss (a)	(6.26)%	(2.39)%	(2.14)%	(0.13)%	(6.66)%	(2.76)%	(2.49)%	(0.45)%

Total expenses (a)	6.92%	3.06%	2.81%	0.79%	6.99%	3.07%	2.83%	0.78%
Profit share allocation (b) (c)	0.00	0.05	0.07	0.00	0.00	4.45	3.09	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	6.92%	3.11%	2.88%	0.79%	6.99%	7.52%	5.92%	0.78%

Total return before profit share allocation (b)	(2.51)%	(0.48)%	(0.35)%	0.65%	14.26%	17.82%	16.55%	17.97%
Less: Profit share allocation (b)	0.00	0.05	0.07	0.00	0.00	4.45	3.09	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	(2.51)%	(0.53)%	(0.42)%	0.65%	14.26%	13.37%	13.46%	17.97%

(a) annualized
(b) not annualized

(c) the combination of a February 2016 redemption reducing the average capital for Series 2, along with crystallized fees on that redemption, contributed to a larger profit share allocation ratio for Series 2 compared to Series 3 for the six months ended June 30, 2016.

See notes to financial statements (unaudited)     (Concluded)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Global Macro Trust’s (the “Trust”) financial condition at June 30, 2017 and December 31, 2016 (unaudited) and the results of its operations for the three and six months ended June 30, 2017 and 2016 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of December 31, 2016.

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

During the three and six months ended June 30, 2017 and 2016, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Trust’s investments by hierarchical level as of June 30, 2017 and December 31, 2016 in valuing the Trust’s investments at fair value. At June 30, 2017 and December 31, 2016, the Trust held no assets or liabilities classified in Level 3.

Financial Assets and Liabilities at Fair Value as of June 30, 2017

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$201,076,520	$-	$201,076,520
Short-term money market fund*	17,067,053	-	17,067,053
Exchange-traded futures contracts
Energies	(1,321,328)	-	(1,321,328)
Grains	(707,267)	-	(707,267)
Interest rates	(5,574,794)	-	(5,574,794)
Livestock	(38,220)	-	(38,220)
Metals	(145,179)	-	(145,179)
Softs	173,328	-	173,328
Stock indices	(2,457,463)	-	(2,457,463)

Total exchange-traded futures contracts	(10,070,923)	-	(10,070,923)

Over-the-counter forward currency contracts	-	(1,397,800)	(1,397,800)

Total futures and forward currency contracts (2)	(10,070,923)	(1,397,800)	(11,468,723)

Total financial assets at fair value	$208,072,650	$(1,397,800)	$206,674,850

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$35,416,755
Investments in U.S. Treasury notes held in custody			165,659,765
Total investments in U.S. Treasury notes			$201,076,520

(2)
Net unrealized appreciation on open futures and forward currency contracts			$-
Net unrealized depreciation on open futures and forward currency contracts			(11,468,723)
Total net unrealized appreciation on open futures and forward currency contracts			$(11,468,723)

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial Assets and Liabilities at Fair Value as of December 31, 2016

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$201,393,964	$-	$201,393,964
Short-term money market fund*	18,621,676	-	18,621,676
Exchange-traded futures contracts
Energies	(30,169)	-	(30,169)
Grains	28,884	-	28,884
Interest rates	2,204,441	-	2,204,441
Livestock	(790)	-	(790)
Metals	347,170	-	347,170
Softs	(16,816)	-	(16,816)
Stock indices	870,711	-	870,711

Total exchange-traded futures contracts	3,403,431	-	3,403,431

Over-the-counter forward currency contracts	-	1,661,635	1,661,635

Total futures and forward currency contracts (2)	3,403,431	1,661,635	5,065,066

Total financial assets at fair value	$223,419,071	$1,661,635	$225,080,706

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$26,059,657
Investments in U.S. Treasury notes held in custody			175,334,307
Total investments in U.S. Treasury notes			$201,393,964

(2)
Net unrealized appreciation on open futures and forward currency contracts			$5,065,066
Net unrealized depreciation on open futures and forward currency contracts			-
Total net unrealized appreciation on open futures and forward currency contracts			$5,065,066

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

The Trust engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Trust at June 30, 2017, by market sector:

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

See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional derivative-related information.

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at June 30, 2017 and December 31, 2016. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at June 30, 2017

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$-	$-	$203,623	$(1,524,951)	$(1,321,328)
Grains	-	-	19,675	(726,942)	(707,267)
Interest rates	206,789	(5,783,383)	1,800	-	(5,574,794)
Livestock	140	(20,600)	-	(17,760)	(38,220)
Metals	997,613	(15,180)	80,494	(1,208,106)	(145,179)
Softs	2,950	(400)	191,109	(20,331)	173,328
Stock indices	60,072	(2,463,256)	16,956	(71,235)	(2,457,463)

Total futures contracts	1,267,564	(8,282,819)	513,657	(3,569,325)	(10,070,923)

Forward currency contracts	2,521,583	(952,600)	730,767	(3,697,550)	(1,397,800)

Total futures and
forward currency contracts	$3,789,147	$(9,235,419)	$1,244,424	$(7,266,875)	$(11,468,723)

Fair Value of Futures and Forward Currency Contracts at December 31, 2016

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$79,741	$(16,072)	$23,290	$(117,128)	$(30,169)
Grains	-	(2,530)	89,139	(57,725)	28,884
Interest rates	2,585,506	(349,679)	89	(31,475)	2,204,441
Livestock	1,910	-	-	(2,700)	(790)
Metals	659,138	(532,399)	453,344	(232,913)	347,170
Softs	240	(9,850)	70,445	(77,651)	(16,816)
Stock indices	1,809,601	(628,745)	20,868	(331,013)	870,711

Total futures contracts	5,136,136	(1,539,275)	657,175	(850,605)	3,403,431

Forward currency contracts	466,082	(1,149,281)	2,847,995	(503,161)	1,661,635

Total futures and
forward currency contracts	$5,602,218	$(2,688,556)	$3,505,170	$(1,353,766)	$5,065,066

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three and six months ended June 30, 2017 and 2016 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below:

Trading gains (losses) of futures and forward currency contracts for the three and six months ended June 30, 2017 and 2016

	Three months ended:	Three months ended:	Six months ended:	Six months ended:
Sector	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Futures contracts:
Energies	$(3,291,227)	$(1,326,985)	$(4,308,878)	(406,583)
Grains	(2,353,962)	2,994,283	(2,842,978)	3,159,285
Interest rates	(3,184,130)	12,579,362	(3,116,171)	27,947,561
Livestock	(50,500)	25,320	(142,610)	36,780
Metals	53,096	(1,104,657)	110,086	(1,742,430)
Softs	903,945	125,151	1,088,615	(537,703)
Stock indices	5,919,398	927,569	16,721,043	4,867,240

Total futures contracts	(2,003,380)	14,220,043	7,509,107	33,324,150

Forward currency contracts	(6,395,794)	1,035,295	(5,792,769)	3,136,852

Total futures and forward currency contracts	$(8,399,174)	$15,255,338	$1,716,338	$36,461,002

The following table presents average notional value by sector in U.S. dollars of open futures and forward currency contracts for the six months ended June 30, 2017 and 2016. The Trust’s average net asset value for the six months ended June 30, 2017 and 2016 was approximately $225,000,000 and $221,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the six months ended June 30, 2017 and 2016

	2017		2016
Sector	Long Positions	Short Positions	Long Positions	Short Positions

Futures contracts:
Energies	$5,304,721	$25,161,374	$9,885,686	$13,083,750
Grains	105,533	19,042,922	5,699,917	15,034,753
Interest rates	369,718,745	3,433,941	433,868,811	8,546,357
Livestock	508,193	578,507	75,460	1,308,067
Metals	12,756,310	8,143,304	3,391,534	16,259,462
Softs	421,375	5,662,123	2,867,192	1,660,076
Stock indices	174,384,139	13,386,909	96,130,398	12,223,624

Total futures
contracts	563,199,016	75,409,080	551,918,998	68,116,089

Forward currency
contracts	75,579,022	111,460,847	95,290,849	80,625,190

Total average
notional	$638,778,038	$186,869,927	$647,209,847	$148,741,279

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at June 30, 2017 and 2016. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the Managing Owner believes it is a more meaningful representation of notional values of the Trust’s open interest rate positions.

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

The following table represents gross amounts of assets or liabilities which qualify for offset as presented per the Statement of Financial Condition as of June 30, 2017 and December 31, 2016.

Offsetting of derivative assets and liabilities at June 30, 2017

	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Liabilities
Futures contracts
Counterparty C	$5,409,073	$(378,939)	$5,030,134
Counterparty I	6,443,071	(1,402,282)	5,040,789
Total futures contracts	11,852,144	(1,781,221)	10,070,923

Forward currency contracts
Counterparty G	$2,882,016	$(1,797,978)	$1,084,038
Counterparty H	1,768,134	(1,454,372)	313,762
Total forward currency contracts	4,650,150	(3,252,350)	1,397,800

Total liabilities	$16,502,294	$(5,033,571)	$11,468,723

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(3)

Counterparty C	$5,030,134	$-	$(5,030,134)	$-
Counterparty G	1,084,038	-	-	1,084,038
Counterparty H	313,762	-	-	313,762
Counterparty I	5,040,789	-	(5,040,789)	-

Total	$11,468,723	$-	$(10,070,923)	$1,397,800

(1) Collateral pledged includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange. Collateral pledged includes both cash and U.S. Treasury notes held at each respective counterparty.
(2) Collateral disclosed is limited to an amount not to exceed 100% of the net amount of liabilities presented in the Statement of Financial
Condition for each respective counterparty.
(3) Net amount represents the amounts owed by the Trust to each counterparty as of June 30, 2017.

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

A significant portion of the Trust’s forward currency trading activities are cleared by Deutsche Bank AG (“DB”) and Morgan Stanley & Co. LLC (“MS”). The Trust’s concentration of credit risk associated with DB or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition, plus the value of margin or collateral held by DB and MS. The amount of such credit risk was $13,426,499 and  $12,403,596 at June 30, 2017 and December 31, 2016, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and six months ended June 30, 2017 and 2016. Profit share earned (from Unitholders' redemptions) is credited to the New Profit Memo Account as defined in the Trust’s Declaration of Trust and Trust Agreement (the “Trust Agreement”).

	Three months ended:
	June 30,	June 30,
	2017	2016
Profit share earned	$17,259	$7,978
Reversal of profit share (1)	(198,645)	(372,404)
Profit share accrued	0	646,010
Total profit share	$(181,386)	$281,584

	Six months ended:
	June 30,	June 30,
	2017	2016
Profit share earned	$18,352	$17,237
Profit share accrued	0	646,010
Total profit share	$18,352	$663,247

(1) On April 1st

5. RELATED PARTY TRANSACTIONS

The Trust pays all routine expenses, such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee's fees, the charges of an outside accounting services agency and the expenses of updating the Trust's Prospectus), as well as extraordinary costs. At June 30, 2017 and December 31, 2016, the Managing Owner is owed $58,082 and $0, respectively, from the Trust in connection with such expenses it has paid on the Trust's behalf (and is included in "Due to Managing Owner" in the Statements of Financial Condition).

Series 1 Unitholders who redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the Managing Owner. There was no redemption charge payable at June 30, 2017 or December 31, 2016.

6. FINANCIAL HIGHLIGHTS

Per unit operating performance for Series 1, Series 2, Series 3 and Series 4 Units is calculated based on Unitholders’ Trust capital for each Series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of Units during the period. Weighted average number of Units for each Series is detailed below:

	Three months ended June 30,		Six months ended June 30,		Date of first issuance
	2017	2016	2017	2016

Series 1	152,390.722	157,094.496	154,736.764	160,040.020	July 23, 2001
Series 2	6.797	6.797	6.797	17.460	April 1, 2010
Series 3	16,634.319	14,425.482	16,607.481	14,393.200	September 1, 2009
Series 4	3,246.975	2,789.892	3,203.759	2,730.889	November 1, 2010

7. BROKERAGE AND CUSTODIAL FEES

For the three and six months ended June 30, 2017 and 2016, brokerage and custodial fees were as follows:

	Three months ending June 30,		Six months ending June 30,
	2017	2016	2017	2016

Brokerage fees	$ 3,158,867	$ 3,211,829	$ 6,409,193	$ 6,512,152
Custodial fees	7	6	13	33

Total	$ 3,158,874	$ 3,211,835	$ 6,409,206	$ 6,512,185

Per the Trust agreement, selling agents are prohibited from receiving amounts in excess of 9.5% of the gross offering proceeds of Series 1 units sold subsequent to August 12, 2009. During the three and six months ended June 30, 2017 and 2016,  the Managing Owner rebated to the Trust for the benefit of all holders of Series 1 Units, all amounts that would have otherwise been due to selling agents but for the 9.5% cap. Further, in certain cases, there are Series 1 units that remain outstanding, where there is no longer a selling agent associated with such units. Beginning in August 2014, the Managing Owner rebated such amounts to the Trust for the benefit of all holders of Series 1 Units. The total amounts rebated to the Trust for both of these items,  included in “Brokerage and custodial fees” in the Statements of Operations, were as follows:

	Three months ending June 30,		Six months ending June 30,
	2017	2016	2017	2016

Brokerage fee rebates	$ 195,331	$ 193,450	$ 387,151	$ 387,116

8. SUBSEQUENT EVENTS

The Managing Owner has performed its evaluation of subsequent events from July 1, 2017 to August 11, 2017, the date the form 10-Q was filed. Based on such evaluation, no events were discovered that required disclosure or adjustment to the financial statements.

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

During its operations for the three and six months ended June 30, 2017, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

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

Periods ended June 30, 2017

Month Ending:		Total Trust Capital

June 30, 2017		$211,229,551
March 31, 2017		225,087,212
December 31, 2016		223,164,728

	Three Months ended	Six Months ended
Change in Trust Capital	(13,857,661)	$(11,935,177)
Percent Change	(6.16)%	(5.35)%

THREE MONTHS ENDED JUNE 30, 2017

The decrease in the Trust’s net assets of $13,857,661 was attributable to net loss after profit share of $10,996,760 and withdrawals of $5,480,210, which was partially offset by contributions of $2,619,309.

Brokerage and custodial fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.  Brokerage and custodial fees for the three months ended June 30, 2017 decreased $54,842 (net of Managing Owner commission rebate to Unitholders) relative to the corresponding period in 2016 due to a decrease in the Trust’s Series 1 net assets during the respective periods.

Administrative expenses for the three months ended June 30, 2017 increased $7,044 relative to the corresponding period in 2016.  The increase was due mainly to an increase in the Trust's accrual estimate for third party professional services during the three months ended June 30, 2017 relative to the corresponding period in 2016.

Management fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three months ended June 30, 2017 increased $22,499 relative to the corresponding period in 2016 due to an increase in the Trust’s Series 2 and Series 3 net assets during the respective periods.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian.  Interest income for the three months ended June 30, 2017 increased $212,508 relative to the corresponding period in 2016. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the three months ended June 30, 2017.

During the three months ended June 30, 2017, the Trust experienced net realized and unrealized losses of $8,178,886 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage and custodial fees of $3,158,874, administrative expenses of $299,314, custody fees and other expenses of $10,272 and management fees of $133,021 were incurred. Interest income of $406,890, Managing Owner commission rebate to Unitholders of $195,331 and the reversal of accrued profit share to the Managing Owner of $181,386 partially offset the Trust's expenses,  resulting in net loss after profit share to the Managing Owner of $10,996,760. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	(2.81)%
Energies	(1.46)%
Grains	(1.05)%
Interest rates	(1.50)%
Livestock	(0.02)%
Metals	0.02%
Softs	0.40%
Stock indices	2.62%

Trading loss	(3.80)%

SIX MONTHS ENDED JUNE 30, 2017

The decrease in the Trust’s net assets of $11,935,177 was attributable to net loss after profit share of $4,177,569 and withdrawals of $16,237,433, which was partially offset by contributions of $8,479,825.

Brokerage and custodial fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.  Brokerage and custodial fees for the six months ended June 30, 2017 decreased $103,014 (net of Managing Owner commission rebate to Unitholders) relative to the corresponding period in 2016 due to a decrease in the Trust’s Series 1 net assets during the respective periods.

Administrative expenses for the six months ended June 30, 2017 increased  $15,225 relative to the corresponding period in 2016.  The increase was due mainly to an increase in the Trust's accrual estimate for third party professional services during the six months ended June 30, 2017 relative to the corresponding period in 2016.

Management fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the six months ended June 30, 2017 increased $45,515 relative to the corresponding period in 2016 due to an increase in the Trust’s Series 2 and Series 3 net assets during the respective periods.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian.  Interest income for the six months ended June 30, 2017 increased $377,442 relative to the corresponding period in 2016.  This increase was due predominantly to an increase in short-term U.S. Treasury yields during the six months ended June 30, 2017 relative to the corresponding period in 2016.

During the six months ended June 30, 2017, the Trust experienced net realized and unrealized gains of $2,005,988 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage and custodial fees of $6,409,206, administrative expenses of $597,851, custody fees and other expenses of $21,190, management fees of $264,144 and an accrued profit share to the Managing Owner of $18,352 were incurred. Interest income of $740,035, and Managing Owner commission rebate to Unitholders of $387,151 partially offset the Trust's expenses, resulting in net loss after profit share to the Managing Owner of $4,177,569. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	(2.58)%
Energies	(1.93)%
Grains	(1.31)%
Interest rates	(1.51)%
Livestock	(0.10)%
Metals	0.00%
Softs	0.43%
Stock indices	7.57%

Trading gain	0.57%

MANAGEMENT DISCUSSION –2017

Three months ended June 30, 2017

The Trust sustained a decline during the second quarter of 2017 due largely to losses from trading financial and energy futures in the wake of hawkish monetary policy comments from the heads of several central banks at the European Central Bank (the “ECB”) conference in Sintra, Portugal, late in June (the “Sintra Conference”). For the quarter, losses from trading interest rate, energy and grain futures and currency forwards outweighed gains from trading equity and soft commodity futures. Trading of metal and livestock futures were each nearly flat.

Mario Draghi from the ECB, Mark Carney from the Bank of England and Stephen Poloz from the Bank of Canada each indicated at the Sintra Conference that with global growth broadening and strengthening, the time is approaching for 10 years of extraordinarily easy monetary policy to come to an end. Janet Yellen from the Federal Reserve (“Fed”) had provided a similar comment after the recent Federal Open Market Committee meeting. In response, global interest rates, which had been falling or stable for most of the quarter, spiked higher and long interest rate futures positions, which had been profitable through June 26th, turned unprofitable. Long positions in German and British interest rate futures were unprofitable. Long positions in French and Italian bond futures, which had benefitted from the French election results and from the Italian bank rescues, were profitable, although the gains were reduced significantly after the Sintra Conference. Long positions in U.S. note and bond futures were also profitable albeit with reductions at the end of June.

Foreign exchange trading remained volatile as the U.S. dollar, buffeted by conflicting influences, declined markedly in a saw-toothed pattern during the quarter. On the one hand, persistent increases in the official interest rate by the Fed were supportive of the U.S. dollar. On the other hand, the fact that growth in Europe and Asia was accelerating while growth in the U.S. remained tepid, and that politics in the U.S. was becoming more volatile while the political outlook in Europe had improved significantly, weighed on the U.S. dollar. Finally, the fact that comments from the Sintra Conference suggested a relative tightening of non-U.S. monetary policy also worked against the U.S. dollar. Consequently, long U.S. dollar positions against the currencies of Australia, the U.K., Canada, New Zealand, the euro, Switzerland, Sweden, Norway, Poland, Japan and Singapore were unprofitable. Short U.S. dollar carry trades in the Brazilian real and Russian ruble were also unprofitable as political uncertainties in each country prompted declines that outweighed the interest rate advantages. A long Mexican peso trade was profitable as the market came to believe that the impact of the Trump presidency on Mexico would be less than initially feared.

Energy prices displayed sharp swings within a broad range during the quarter. When market participants focused on supply increases due to rising shale production and when the U.S. dollar was rising, prices would be driven lower, but when traders focused on supply constraints due to the Organization of the Petroleum Exporting Countries (“OPEC”)/non-OPEC production curtailment agreement—which was extended in May for a further nine months through the first quarter of 2018—and when the U.S. dollar was falling, prices would spike higher. On balance, trading of crude oil, RBOB gasoline, London gas oil, heating oil and natural gas were each unprofitable, with significant losses occurring on short energy positions late in the period as the U.S. dollar fell and energy prices rose after the Sintra Conference.

With the International Monetary Fund, the Brookings Institution, the Financial Times and central banks around the globe agreeing that the economic recovery is broadening throughout Europe and Asia; recent elections in Europe—France, the Netherlands and the U.K. producing moderate rather than extreme outcomes; a generally weakening U.S. dollar; and the presence of signs that China is addressing its debt problems. Long positions in most European and Asian equity futures were profitable. A short VIX position was also fractionally profitable. U.S. equity futures were slightly profitable as gains from long S&P and Dow Jones futures positions were partially offset by losses from trading the Nasdaq futures. Long positions in Dutch and Canadian futures were unprofitable. The sector gains were reduced markedly when interest rates rose sharply late in June.

Short wheat, corn and soybean trades were unprofitable late in quarter as a drought in the U.S. high plains region and reduced wheat plantings in Canada underpinned prices. In addition, long soybean and soybean meal positions were unprofitable in April and May.

A short sugar position was profitable and, to a lesser extent, so too were short coffee and cocoa trades.

The profits from a short silver trade were countered by losses from trading gold, platinum and most industrial metals.

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

CONTRACTUAL OBLIGATIONS

The Trust does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Trust’s sole business is trading futures, forward currency, spot, option, and swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Trust for less than four months before being offset or rolled over into new contracts with similar maturities. The Trust’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Trust’s open futures and forward currency contracts, both long and short, at June 30, 2017.

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

The Trust's Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Trust's open positions by market category for the six months ended June 30, 2017. During the six months ended June 30, 2017, the Trust's average total capitalization was approximately $225,000,000.

Sector	Average value at risk	% of Average Capitalization	High value at risk	Low value at risk
Currencies	$5.9	2.7%	$6.8	$5.0
Energies	2.4	1.1%	3.4	1.3
Grains	1.1	0.5%	1.2	1.1
Interest rates	6.8	3.0%	7.8	5.9
Livestock	0.1	0.0%	0.1	0.0
Metals	0.9	0.4%	1.1	0.8
Softs	0.5	0.2%	0.5	0.5
Stock indices	9.7	4.3%	10.5	9.0
	$27.4	12.2%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the six months ended June 30, 2017. Average capitalization is the average of the Trust's approximate capitalization at the end of each of the six months ended June 30, 2017. Dollar amounts represent millions of dollars.

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

ITEM 4. CONTROLS AND PROCEDURES

The Managing Owner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Trust as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the Managing Owner’s internal controls over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Managing Owner’s internal controls over financial reporting with respect to the Trust.

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

THE MANAGING OWNER MAY MANAGE ACCOUNTS FOR OTHER CLIENTS OF THE MANAGING OWNER AND ITS AFFILIATES

The Managing Owner manages futures and forward accounts other than the Trust, including accounts in which the Managing Owner and its current and former principals and employees and their family members have significant investments. The Managing Owner and its affiliates may manage additional accounts in the future. It is possible that such accounts may be in competition with the Trust for the same or similar positions in the futures, forward and spot markets. The Managing Owner intends generally to use similar trading methods for the Trust and all other systematic accounts the Managing Owner and its affiliates manage. The Managing Owner will not knowingly or deliberately use systems for any account that are inferior to systems employed for any other account or favor any account over any other account.

In addition, the Managing Owner employs a neutral allocation system such that the portfolio of market positions, or portfolio, pursuant to which an account is traded will be allocated positions in financial instruments on a fair and equitable basis in comparison to the other portfolios offered by the Managing Owner. Certain portfolios, however, may receive larger allocations of positions on account of the specialized nature of such portfolios. For example, a portfolio concentrated in the commodities markets may receive a larger portion of commodity based financial instruments than the allocations received by portfolios trading a more diverse set of markets. Further, some portfolios, as traded on behalf of certain client accounts, may or may not be allocated positions in financial instruments, or may be allocated such positions at a reduced rate because of instructions received by a client and/or the size or nature of the client account. For example, if trading in certain markets constitutes a de minimis portion of the trading performed on behalf of a large account, the Managing Owner may decide not to trade in such markets on behalf of that account even though such market would otherwise be traded in the portfolio applicable to such account. As a result, certain portfolios and accounts may receive increased allocations to the detriment of other portfolios and accounts. No assurance is given that the results of the Trust’s trading will be similar to that of other accounts concurrently managed by the Managing Owner or its affiliates.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS

(a)	There have been no sales of unregistered securities of the Trust during the three months ended June 30, 2017

(b)

Pursuant to the Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding and Units are not reissued once redeemed.

The following table summarizes the redemptions by Unitholders during the three months ended June 30, 2017.

	Series 1		Series 3		Series 4
Date of Redemption	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit

April 30, 2017	1,549.069	$1,244.74	47.426	$1,615.02	0.762	$1,955.02
May 31, 2017	1,208.787	1,231.26	19.312	1,605.80	-	1,944.13
June 30, 2017	1,673.198	1,166.12	1.498	1,538.66	0.623	1,850.94
Total	4,431.054		68.236		1.385

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
Managing Owner

Date: August 11, 2017
/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)