Form 10-Q
period 2017-09-30
GLOBAL MACRO TRUST
filed 2017-11-13
CIK 1145765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:   September 30, 2017

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
For the three and nine months ended September 30, 2017 and 2016 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Trust Capital (c)	8
Statements of Financial Highlights (b)	10
Notes to the Financial Statements	12

(a) At September 30, 2017 and December 31, 2016 (unaudited)
(b) For the three and nine months ended September 30, 2017 and 2016 (unaudited)
(c) For the nine months ended September 30, 2017 and 2016 (unaudited)

Global Macro Trust
Statements of Financial Condition (UNAUDITED)

	September 30, 2017	December 31, 2016
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes – at fair value
(amortized cost $43,106,616 and $26,072,098)	$43,076,856	$26,059,657
Net unrealized appreciation on open futures and
forward currency contracts	1,211,719	5,065,066
Due from brokers	81,586	707,507
Cash denominated in foreign currencies (cost $10,920,423
and $4,474,848)	11,118,424	4,330,175
Total equity in trading accounts	55,488,585	36,162,405

INVESTMENTS IN U.S. TREASURY NOTES – at fair value
(amortized cost $158,076,079 and $175,434,923)	157,979,366	175,334,307
CASH AND CASH EQUIVALENTS	9,648,158	18,864,248
ACCRUED INTEREST RECEIVABLE	485,209	397,141
OTHER ASSETS	36,272	-
TOTAL	$223,637,590	$230,758,101

LIABILITIES AND TRUST CAPITAL
LIABILITIES:
Subscriptions by Unitholders received in advance	$1,138,000	$865,500
Net unrealized depreciation on open forward currency contracts	2,314,028	-
Due to Managing Owner	116,658	-
Due to brokers	4,080,049	640,342
Accrued brokerage and custodial fees	966,605	1,060,695
Accrued management fees	47,982	41,153
Redemptions payable to Unitholders	2,675,169	2,399,334
Redemption payable to Managing Owner	-	2,452,815
Accrued expenses	-	133,534
Accrued profit share	117,034	-
Total liabilities	11,455,525	7,593,373

TRUST CAPITAL:
Managing Owner interest (3,848.222 and 3,653.388 units outstanding)	4,591,314	4,369,854
Series 1 Unitholders (145,197.870 and 158,499.560 units outstanding)	173,235,817	189,583,168
Series 2 Unitholders (0.000 and 6.799 units outstanding)	-	10,350
Series 3 Unitholders (17,710.682 and 15,531.699 units outstanding)	28,064,197	23,999,362
Series 4 Unitholders (3,269.604 and 2,828.734 units outstanding)	6,290,737	5,201,994
Total trust capital	212,182,065	223,164,728

TOTAL	$223,637,590	$230,758,101

NET ASSET VALUE PER UNIT OUTSTANDING:
Series 1 Unitholders	$1,193.10	$1,196.11
Series 2 Unitholders	$-	$1,522.28
Series 3 Unitholders	$1,584.59	$1,545.19
Series 4 Unitholders	$1,924.01	$1,838.98

See notes to financial statements (unaudited)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
September 30, 2017

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	0.15%	$309,203
Interest rates	(1.10)	(2,327,196)
Metals	(0.16)	(339,639)
Stock indices	1.42	3,021,420
Total long futures contracts	0.31	663,788

Short futures contracts:
Energies	(0.18)	(391,858)
Grains	0.42	884,288
Interest rates	0.02	40,640
Livestock	(0.02)	(33,800)
Metals	(0.11)	(227,728)
Softs	0.04	78,698
Stock indices	0.09	197,691
Total short futures contracts	0.26	547,931
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	0.57	1,211,719

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(1.59)	(3,378,614)
Total short forward currency contracts	0.50	1,064,586
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	(1.09)	(2,314,028)

TOTAL	(0.52)%	$(1,102,309)

		(Continued)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
September 30, 2017
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$51,220,000	U.S. Treasury notes, 0.875%, 11/15/2017	24.14%	$51,215,998
52,100,000	U.S. Treasury notes, 1.000%, 02/15/2018	24.54	52,078,631
49,710,000	U.S. Treasury notes, 1.000%, 05/15/2018	23.40	49,642,037
48,260,000	U.S. Treasury notes, 1.000%, 08/15/2018	22.68	48,119,556
	Total investments in U.S. Treasury notes
	(amortized cost $201,182,695)	94.76%	$201,056,222

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2016

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	0.03%	$63,669
Grains	(0.00)	(2,530)
Interest rates	1.00	2,235,827
Livestock	0.00	1,910
Metals	0.05	126,739
Softs	(0.00)	(9,610)
Stock indices	0.53	1,180,856
Total long futures contracts	1.61	3,596,861

Short futures contracts:
Energies	(0.04)	(93,838)
Grains	0.01	31,414
Interest rates	(0.01)	(31,386)
Livestock	(0.00)	(2,700)
Metals	0.10	220,431
Softs	(0.00)	(7,206)
Stock indices	(0.14)	(310,145)
Total short futures contracts	(0.08)	(193,430)
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	1.53	3,403,431

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.31)	(683,199)
Total short forward currency contracts	1.05	2,344,834
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	0.74	1,661,635

TOTAL	2.27%	$5,065,066

		(Continued)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2016
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$52,100,000	U.S. Treasury notes, 0.625%, 02/15/2017	23.35%	$52,105,088
49,710,000	U.S. Treasury notes, 0.875%, 05/15/2017	22.30	49,761,458
48,260,000	U.S. Treasury notes, 0.875%, 08/15/2017	21.64	48,302,416
51,220,000	U.S. Treasury notes, 0.875%, 11/15/2017	22.95	51,225,002
	Total investments in U.S. Treasury notes
	(amortized cost $201,507,021)	90.24%	$201,393,964

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Statements of Operations (UNAUDITED)

	For the three months ended
	September 30, 2017	September 30, 2016
INVESTMENT INCOME:
Interest income	$460,756	$268,884

EXPENSES:
Brokerage and custodial fees	3,037,127	3,407,494
Administrative expenses	293,647	321,252
Custody fees and other expenses	10,177	10,163
Management fees	140,876	119,515
Total expenses	3,481,827	3,858,424

Managing Owner commission rebate to Unitholders	(178,041)	(200,789)

Net expenses	3,303,786	3,657,635

NET INVESTMENT LOSS	(2,843,030)	(3,388,751)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(2,402,215)	7,649,905
Foreign exchange translation	358,357	(31,579)
Net change in unrealized:
Futures and forward currency contracts	10,366,414	(3,932,525)
Foreign exchange translation	(51,288)	119,152
Net gains (losses) from U.S. Treasury notes:
Realized	-	(1,299)
Net change in unrealized	100,946	(63,245)
TOTAL NET REALIZED AND UNREALIZED GAINS	8,372,214	3,740,409

NET INCOME	$5,529,184	$351,658
LESS PROFIT SHARE TO MANAGING OWNER	118,113	45,608
NET INCOME AFTER PROFIT SHARE TO MANAGING OWNER	$5,411,071	$306,050

NET INCOME (LOSS) PER UNIT OUTSTANDING
Series 1 Unitholders	$26.98	$(0.59)
Series 2 Unitholders (1)	$68.25	$13.39
Series 3 Unitholders	$45.93	$14.03
Series 4 Unitholders	$73.07	$29.08

(1) For the two months ended August 31, 2017. Series 2 fully redeemed August 31, 2017.

See notes to financial statements (unaudited)		(Continued)

Global Macro Trust
Statements of Operations (UNAUDITED)

	For the nine months ended
	September 30, 2017	September 30, 2016
INVESTMENT INCOME:
Interest income	$1,200,791	$631,477

EXPENSES:
Brokerage and custodial fees	9,446,333	9,919,679
Administrative expenses	891,498	903,878
Custody fees and other expenses	31,367	29,763
Management fees	405,020	338,144
Total expenses	10,774,218	11,191,464

Managing Owner commission rebate to Unitholders	(565,192)	(587,905)

Net expenses	10,209,026	10,603,559

NET INVESTMENT LOSS	(9,008,235)	(9,972,082)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains on closed positions:
Futures and forward currency contracts	15,847,912	39,180,643
Foreign exchange translation	368,407	58,128
Net change in unrealized:
Futures and forward currency contracts	(6,167,375)	997,739
Foreign exchange translation	342,674	112,492
Net gains (losses) from U.S. Treasury notes:
Realized	-	(1,299)
Net change in unrealized	(13,416)	201,791
TOTAL NET REALIZED AND UNREALIZED GAINS	10,378,202	40,549,494

NET INCOME	$1,369,967	$30,577,412
LESS PROFIT SHARE TO MANAGING OWNER	136,465	708,855
NET INCOME AFTER PROFIT SHARE TO MANAGING OWNER	$1,233,502	$29,868,557

NET INCOME (LOSS) PER UNIT OUTSTANDING
Series 1 Unitholders	$(3.01)	$155.16
Series 2 Unitholders (1)	$60.16	$195.96
Series 3 Unitholders	$39.40	$200.33
Series 4 Unitholders	$85.03	$312.00

(1) For the eight months ended August 31, 2017. Series 2 fully redeemed August 31, 2017.

See notes to financial statements (unaudited)		(Concluded)

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the nine months ended September 30, 2017:
									New Profit
	Series 1 Unitholders		Series 2 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2017	$189,583,168	158,499.560	$10,350	6.799	$23,999,362	15,531.699	$5,201,994	2,828.734	$-	-	$4,369,854	3,653.388	$223,164,728
Subscriptions	3,964,400	3,268.162	-	-	6,896,374	4,393.791	816,606	442.255	19,431	15.797	-	-	11,696,811
Redemptions	(20,376,837)	(16,871.970)	(10,756)	(6.799)	(3,522,740)	(2,214.808)	(2,643)	(1.385)	-	-	-	-	(23,912,976)
Addt'l units allocated *	-	302.118	-	-	-	-	-	-	-	0.484	-	178.553	-
Net income (loss)
before profit share to Managing Owner	65,086	-	499	-	827,573	-	274,780	-	(6)	-	202,035	-	1,369,967
Profit share to Managing Owner:	-	-	(93)	-	(136,372)	-	-	-	-	-	-	-	(136,465)
Trust capital at
September 30, 2017	$173,235,817	145,197.870	$-	-	$28,064,197	17,710.682	$6,290,737	3,269.604	$19,425	16.281	$4,571,889	3,831.941	$212,182,065

Net asset value per unit outstanding
at September 30, 2017:	$1,193.10		$-		$1,584.59		$1,924.01

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and the Managing Owner.													(Continued)

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the nine months ended September 30, 2016:
									New Profit
	Series 1 Unitholders		Series 2 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2016	$180,146,458	164,988.926	$53,412	39.121	$19,275,026	13,929.871	$4,002,335	2,541.689	$-	-	$5,368,725	4,917.000	$208,845,956
Subscriptions	14,614,080	11,717.136	10,000	6.799	2,689,094	1,806.771	473,851	278.129	21,765	18.222	-	-	17,808,790
Redemptions	(22,342,548)	(18,581.956)	(57,537)	(39.121)	(1,346,523)	(894.123)	-	-	-	-	-	-	(23,746,608)
Addt'l units allocated *	-	235.316	-	-	-	-	-	-	-	0.539	-	241.236	-
Net income before profit
share to Managing Owner:	25,060,817	-	5,899	-	3,601,407	-	843,908	-	1,631	-	1,063,750	-	30,577,412
Managing Owner's profit share:	-	-	(1,159)	-	(707,696)	-	-	-	-	-	-	-	(708,855)
Trust capital at
September 30, 2016	$197,478,807	158,359.422	$10,615	6.799	$23,511,308	14,842.519	$5,320,094	2,819.818	$23,396	18.761	$6,432,475	5,158.236	$232,776,695

Net asset value per unit outstanding
at September 30, 2016:	$1,247.03		$1,561.26		$1,584.05		$1,886.68

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and the Managing Owner.

See notes to financial statements (unaudited)													(Concluded)

Global Macro Trust
Statements of Financial Highlights (UNAUDITED)

For the three months ended September 30:	2017			2016
Series 1	Series 2 (c)	Series 3	Series 4		Series 1	Series 2	Series 3	Series 4
Net income (loss) from operations:
Net investment loss	$ (18.19)	$ (5.86)	$ (7.91)	$ 0.04	$ (20.34)	$ (10.28)	$ (9.47)	$ (1.51)
Net realized and unrealized gains on trading of futures and forward currency contracts	44.63	85.93	59.96	72.14	20.09	40.75	26.81	31.13
Net gains (losses) from U.S. Treasury obligations	0.54	0.93	0.77	0.89	(0.34)	0.37	(0.45)	(0.54)
Profit share allocated to Managing Owner	0.00	(12.75)	(6.89)	0.00	0.00	(17.45)	(2.86)	0.00
Net income (loss) per unit	$ 26.98	$ 68.25	$ 45.93	$ 73.07	$ (0.59)	$ 13.39	$ 14.03	$ 29.08

Net asset value per unit, beginning of period	1,166.12	1,514.19	1,538.66	1,850.94	1,247.62	1,547.87	1,570.02	1,857.60

Net asset value per unit, end of period	$ 1,193.10	$ 1,582.44	$ 1,584.59	$ 1,924.01	$ 1,247.03	$ 1,561.26	$ 1,584.05	$ 1,886.68
Total return and ratios for the three months ended September 30:	2017				2016
	Series 1	Series 2 (c)	Series 3	Series 4	Series 1	Series 2	Series 3	Series 4
RATIOS TO AVERAGE CAPITAL:
Net investment gain (loss) (a)	(6.08)%	(2.26)%	(2.01)%	0.01%	(6.52)%	(2.65)%	(2.39)%	(0.32)%
Total expenses (a)	6.93%	3.09%	2.86%	0.84%	6.98%	3.12%	2.87%	0.78%
Profit share allocation (b)	0.00	0.82	0.42	0.00	0.00	0.20	0.20	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	6.93%	3.91%	3.28%	0.84%	6.98%	3.32%	3.07%	0.78%
Total return before profit share allocation (b)	2.31%	5.33%	3.41%	3.95%	(0.05)%	1.07%	1.09%	1.57%
Less: Profit share allocation (b)	0.00	0.82	0.42	0.00	0.00	0.20	0.20	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	2.31%	4.51%	2.99%	3.95%	(0.05)%	0.87%	0.89%	1.57%
(a) Annualized
(b) Not annualized
(c) As of and for the two months ended August 31, 2017. Series 2 fully redeemed August 31, 2017.

      (Continued)

Global Macro Trust
Statements of Financial Highlights (UNAUDITED)

For the nine months ended September 30:	2017				2016
	Series 1	Series 2 (c)	Series 3	Series 4	Series 1	Series 2	Series 3	Series 4

Net income (loss) from operations:
Net investment loss	$ (56.17)	$ (24.48)	$ (24.82)	$ (1.18)	$ (59.65)	$ (30.50)	$ (28.04)	$ (5.40)
Net realized and unrealized gains on trading of futures and forward currency contracts	53.23	98.11	72.38	86.34	213.74	306.57	275.88	315.91
Net gains (losses) from U.S. Treasury obligations	(0.07)	0.13	(0.13)	(0.13)	1.07	2.64	1.35	1.49
Profit share allocated to Managing Owner	0.00	(13.60)	(8.03)	0.00	0.00	(82.75)	(48.86)	0.00
Net income (loss) per unit	$ (3.01)	$ 60.16	$ 39.40	$ 85.03	$ 155.16	$ 195.96	$ 200.33	$ 312.00

Net asset value per unit, beginning of period	1,196.11	1,522.28	1,545.19	1,838.98	1,091.87	1,365.30	1,383.72	1,574.68

Net asset value per unit, end of period	$ 1,193.10	$ 1,582.44	$ 1,584.59	$ 1,924.01	$ 1,247.03	$ 1,561.26	$ 1,584.05	$ 1,886.68

Total return and ratios for the nine months ended September 30:	2017				2016
	Series 1	Series 2 (c)	Series 3	Series 4	Series 1	Series 2	Series 3	Series 4

RATIOS TO AVERAGE CAPITAL:

Net investment loss (a)	(6.20)%	(2.36)%	(2.10)%	(0.08)%	(6.61)%	(2.74)%	(2.46)%	(0.40)%

Total expenses (a)	6.92%	3.06%	2.82%	0.80%	6.99%	3.08%	2.84%	0.78%
Profit share allocation (b)	0.00	0.87	0.51	0.00	0.00	3.22	3.22	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	6.92%	3.93%	3.33%	0.80%	6.99%	6.30%	6.06%	0.78%

Total return before profit share allocation (b)	(0.25)%	4.82%	3.06%	4.62%	14.21%	17.57%	17.70%	19.81%
Less: Profit share allocation (b)	0.00	0.87	0.51	0.00	0.00	3.22	3.22	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	(0.25)%	3.95%	2.55%	4.62%	14.21%	14.35%	14.48%	19.81%

(a) annualized
(b) not annualized
(c) As of and for the eight months ended August 31, 2017. Series 2 fully redeemed August 31, 2017.

See notes to financial statements (unaudited)     (Concluded)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Global Macro Trust’s (the “Trust”) financial condition at September 30, 2017 and December 31, 2016 (unaudited) and the results of its operations for the three and nine months ended September 30, 2017 and 2016 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of December 31, 2016.

With the effectiveness of the Trust’s Registration Statement on August 12, 2009, the Trust began to offer Series 2, Series 3 and Series 4 Units. The only Units offered prior to such date were the Series 1 Units.

Effective September 29, 2017, previously offered Series 1 and Series 2 Units are no longer being offered by the Trust and all Series 2 Units have been redeemed as of August 31, 2017. Series 1 Units may remain outstanding pursuant to their original terms.

With the effectiveness of the Trust’s Registration Statement on September 29, 2017, the Trust began offering Series 5 Units. The Series 5 Units will have an initial offering period at the end of the first month during which a Series 5 Unit is first sold. The initial Net Asset Value of a Series 5 Unit will be $1,500 per Unit. Thereafter, Series 5 Units will be sold at their Net Asset Value as of the beginning of each month.

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

The Income Taxes topic of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Trust recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Trust’s open tax years, 2014 to 2017,  Millburn Ridgefield Corporation (the “Managing Owner”) determined that no reserves for uncertain tax positions were required.

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

During the three and nine months ended September 30, 2017 and 2016, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Trust’s investments by hierarchical level as of September 30, 2017 and December 31, 2016 in valuing the Trust’s investments at fair value. At September 30, 2017 and December 31, 2016, the Trust held no assets or liabilities classified in Level 3.

Financial Assets and Liabilities at Fair Value as of September 30, 2017

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$201,056,222	$-	$201,056,222
Short-term money market fund*	9,398,158	-	9,398,158
Exchange-traded futures contracts
Energies	(82,655)	-	(82,655)
Grains	884,288	-	884,288
Interest rates	(2,286,556)	-	(2,286,556)
Livestock	(33,800)	-	(33,800)
Metals	(567,367)	-	(567,367)
Softs	78,698	-	78,698
Stock indices	3,219,111	-	3,219,111

Total exchange-traded futures contracts	1,211,719	-	1,211,719

Over-the-counter forward currency contracts	-	(2,314,028)	(2,314,028)

Total futures and forward currency contracts (2)	1,211,719	(2,314,028)	(1,102,309)

Total financial assets at fair value	$211,666,099	$(2,314,028)	$209,352,071

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$43,076,856
Investments in U.S. Treasury notes held in custody			157,979,366
Total investments in U.S. Treasury notes			$201,056,222

(2)
Net unrealized appreciation on open futures and forward currency contracts			$1,211,719
Net unrealized depreciation on open futures and forward currency contracts			(2,314,028)
Total net unrealized appreciation on open futures and forward currency contracts			$(1,102,309)

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial Assets and Liabilities at Fair Value as of December 31, 2016

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$201,393,964	$-	$201,393,964
Short-term money market fund*	18,621,676	-	18,621,676
Exchange-traded futures contracts
Energies	(30,169)	-	(30,169)
Grains	28,884	-	28,884
Interest rates	2,204,441	-	2,204,441
Livestock	(790)	-	(790)
Metals	347,170	-	347,170
Softs	(16,816)	-	(16,816)
Stock indices	870,711	-	870,711

Total exchange-traded futures contracts	3,403,431	-	3,403,431

Over-the-counter forward currency contracts	-	1,661,635	1,661,635

Total futures and forward currency contracts (2)	3,403,431	1,661,635	5,065,066

Total financial assets at fair value	$223,419,071	$1,661,635	$225,080,706

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$26,059,657
Investments in U.S. Treasury notes held in custody			175,334,307
Total investments in U.S. Treasury notes			$201,393,964

(2)
Net unrealized appreciation on open futures and forward currency contracts			$5,065,066
Net unrealized depreciation on open futures and forward currency contracts			-
Total net unrealized appreciation on open futures and forward currency contracts			$5,065,066

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

The Trust engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Trust at September 30, 2017, by market sector:

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

See “Item 3. Quantitative and Qualitative Disclosures about Market Risk” for additional derivative-related information.

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at September 30, 2017 and December 31, 2016. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at September 30, 2017

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$425,805	$(116,602)	$25,271	$(417,129)	$(82,655)
Grains	-	-	1,070,933	(186,645)	884,288
Interest rates	19,128	(2,346,324)	53,955	(13,315)	(2,286,556)
Livestock	-	-	-	(33,800)	(33,800)
Metals	371,742	(711,381)	492,506	(720,234)	(567,367)
Softs	-	-	112,730	(34,032)	78,698
Stock indices	3,130,879	(109,459)	222,330	(24,639)	3,219,111

Total futures contracts	3,947,554	(3,283,766)	1,977,725	(1,429,794)	1,211,719

Forward currency contracts	708,208	(4,086,822)	1,779,751	(715,165)	(2,314,028)

Total futures and
forward currency contracts	$4,655,762	$(7,370,588)	$3,757,476	$(2,144,959)	$(1,102,309)

Fair Value of Futures and Forward Currency Contracts at December 31, 2016

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$79,741	$(16,072)	$23,290	$(117,128)	$(30,169)
Grains	-	(2,530)	89,139	(57,725)	28,884
Interest rates	2,585,506	(349,679)	89	(31,475)	2,204,441
Livestock	1,910	-	-	(2,700)	(790)
Metals	659,138	(532,399)	453,344	(232,913)	347,170
Softs	240	(9,850)	70,445	(77,651)	(16,816)
Stock indices	1,809,601	(628,745)	20,868	(331,013)	870,711

Total futures contracts	5,136,136	(1,539,275)	657,175	(850,605)	3,403,431

Forward currency contracts	466,082	(1,149,281)	2,847,995	(503,161)	1,661,635

Total futures and
forward currency contracts	$5,602,218	$(2,688,556)	$3,505,170	$(1,353,766)	$5,065,066

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three and nine months ended September 30, 2017 and 2016 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below:

Trading gains (losses) of futures and forward currency contracts for the three and nine months ended September 30, 2017 and 2016

	Three months ended:	Three months ended:	Nine months ended:	Nine months ended:
Sector	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Futures contracts:
Energies	$(607,561)	$(3,895,294)	$(4,916,439)	(4,301,877)
Grains	135,117	548,070	(2,707,861)	3,707,355
Interest rates	(628,813)	2,478,466	(3,744,984)	30,426,027
Livestock	30,330	335,750	(112,280)	372,530
Metals	(445,482)	(252,044)	(335,396)	(1,994,474)
Softs	(44,447)	(138,989)	1,044,168	(676,692)
Stock indices	9,717,505	4,269,517	26,438,548	9,136,757

Total futures contracts	8,156,649	3,345,476	15,665,756	36,669,626

Forward currency contracts	(192,450)	371,904	(5,985,219)	3,508,756

Total futures and forward currency contracts	$7,964,199	$3,717,380	$9,680,537	$40,178,382

The following table presents average notional value by sector in U.S. dollars of open futures and forward currency contracts for the nine months ended September 30, 2017 and 2016. The Trust’s average net asset value for the nine months ended September 30, 2017 and 2016 was approximately $222,000,000 and $225,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the nine months ended September 30, 2017 and 2016

	2017		2016
Sector	Long Positions	Short Positions	Long Positions	Short Positions

Futures contracts:
Energies	$12,217,894	$22,072,144	$11,285,505	$10,458,043
Grains	79,150	23,366,655	4,274,938	17,344,705
Interest rates	378,176,208	4,673,732	492,860,115	6,426,810
Livestock	381,145	780,610	56,595	1,694,445
Metals	13,562,132	6,921,843	4,849,686	15,249,064
Softs	316,031	5,190,380	2,896,977	1,259,265
Stock indices	182,950,474	13,271,619	114,205,775	12,080,694

Total futures
contracts	587,683,034	76,276,983	630,429,591	64,513,026

Forward currency
contracts	98,676,796	96,953,808	97,572,334	76,491,818

Total average
notional	$686,359,830	$173,230,791	$728,001,925	$141,004,844

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at September 30, 2017 and 2016. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the Managing Owner believes it is a more meaningful representation of notional values of the Trust’s open interest rate positions.

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

The following table represents gross amounts of assets or liabilities which qualify for offset as presented per the Statement of Financial Condition as of September 30, 2017 and December 31, 2016.

Offsetting of derivative assets and liabilities at September 30, 2017

	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Assets
Futures contracts
Counterparty C	$3,099,982	$(1,971,675)	$1,128,307
Counterparty I	2,825,297	(2,741,885)	83,412
Total assets	$5,925,279	$(4,713,560)	$1,211,719
			(Continued)

	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Liabilities
Forward currency contracts
Counterparty G	$2,005,776	$(511,488)	$1,494,288
Counterparty H	2,796,211	(1,976,471)	819,740
Total liabilities	$4,801,987	$(2,487,959)	$2,314,028
			(Concluded)

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$1,128,307	$-	$(1,128,307)	$-
Counterparty I	83,412	-	(83,412)	-

Total	$1,211,719	$-	$(1,211,719)	$-

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(4)

Counterparty G	$1,494,288	$-	$-	$1,494,288
Counterparty H	819,740	-	-	819,740

Total	$2,314,028	$-	$-	$2,314,028
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
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of September 30, 2017.
(4) Net amount represents the amounts owed by the Trust to each counterparty as of September 30, 2017.

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

A significant portion of the Trust’s forward currency trading activities are cleared by Deutsche Bank AG (“DB”) and Morgan Stanley & Co. LLC (“MS”). The Trust’s concentration of credit risk associated with DB or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition, plus the value of margin or collateral held by DB and MS. The amount of such credit risk was $15,521,813 and  $12,403,596 at September 30, 2017 and December 31, 2016, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and nine months ended September 30, 2017 and 2016. Profit share earned (from Unitholders' redemptions) is credited to the New Profit Memo Account as defined in the Trust’s Declaration of Trust and Trust Agreement (the “Trust Agreement”).

	Three months ended:
	September 30,	September 30,
	2017	2016
Profit share earned	$1,079	$4,527
Reversal of profit share (1)	-	(646,010)
Profit share accrued	117,034	687,091
Total profit share	$118,113	$45,608

	Nine months ended:
	September 30,	September 30,
	2017	2016
Profit share earned	$19,431	$21,764
Profit share accrued	117,034	687,091
Total profit share	$136,465	$708,855

(1) Reversal of profit share occurs each year on July 1st.

5. RELATED PARTY TRANSACTIONS

The Trust pays all routine expenses, such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee's fees, the charges of an outside accounting services agency and the expenses of updating the Trust's Prospectus), as well as extraordinary costs. At September 30, 2017 and December 31, 2016, the Managing Owner is owed $116,658 and $0, respectively, from the Trust in connection with such expenses it has paid on the Trust's behalf (and is included in "Due to Managing Owner" in the Statements of Financial Condition).

Series 1 Unitholders who redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the Managing Owner. There was no redemption charge payable at September 30, 2017 or December 31, 2016.

6. FINANCIAL HIGHLIGHTS

Per unit operating performance for Series 1, Series 2, Series 3 and Series 4 Units is calculated based on Unitholders’ Trust capital for each Series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of Units during the period. Weighted average number of Units for each Series is detailed below:

	Three months ended September 30,		Nine months ended September 30,		Date of first issuance
	2017	2016	2017	2016

Series 1	148,832.601	159,307.135	152,747.083	159,793.942	July 23, 2001
Series 2	6.797 (1)	6.797	6.797 (2)	13.873	April 1, 2010
Series 3	17,711.451	14,666.001	16,979.515	14,484.797	September 1, 2009
Series 4	3,263.301	2,806.542	3,223.825	2,756.291	November 1, 2010

(1) For the two months ended August 31, 2017.
(2) For the eight months ended August 31, 2017.

7. BROKERAGE AND CUSTODIAL FEES

For the three and nine months ended September 30, 2017 and 2016, brokerage and custodial fees were as follows:

	Three months ending September 30,		Nine months ending September 30,
	2017	2016	2017	2016

Brokerage fees	$ 3,037,123	$ 3,407,487	$ 9,446,315	$ 9,919,640
Custodial fees	4	7	18	39

Total	$ 3,037,127	$ 3,407,494	$ 9,446,333	$ 9,919,679

Per the Trust agreement, selling agents are prohibited from receiving amounts in excess of 9.5% of the gross offering proceeds of Series 1 Units sold subsequent to August 12, 2009. During the three and nine months ended September 30, 2017 and 2016,  the Managing Owner rebated to the Trust for the benefit of all holders of Series 1 Units, all amounts that would have otherwise been due to selling agents but for the 9.5% cap. Further, in certain cases, there are Series 1 Units that remain outstanding, where there is no longer a selling agent associated with such Units. Beginning in August 2014, the Managing Owner rebated such amounts to the Trust for the benefit of all holders of Series 1 Units. The total amounts rebated to the Trust for both of these items,  included in “Brokerage and custodial fees” in the Statements of Operations, were as follows:

	Three months ending September 30,		Nine months ending September 30,
	2017	2016	2017	2016

Brokerage fee rebates	$ 178,041	$ 200,789	$ 565,192	$ 587,905

8. SUBSEQUENT EVENTS

The Managing Owner has performed its evaluation of subsequent events from July 1, 2017 to November 13, 2017, the date the form 10-Q was filed. Based on such evaluation, no events were discovered that required disclosure or adjustment to the financial statements.

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

During its operations for the three and nine months ended September 30, 2017, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

CRITICAL ACCOUNTING ESTIMATES

The Trust records its transactions in futures, forwards and spot contracts, including related income and expenses, on a trade date basis. Open futures contracts traded on an exchange are valued at fair value, which is based on the closing settlement price on the exchange where the futures contract is traded by the Trust on the day with respect to which net assets are being determined. Open spot currency contracts are valued based on the current Spot Price. Open forward currency contracts are recorded at fair value, based on pricing models that consider the Spot Price and Forward Point. Spot Prices and Forward Points for open forward currency contracts are generally based on the median of the average midpoint of bid/ask quotations at the last minute ending at 3:00 P.M. New York time provided by widely used quotation service providers on the day with respect to which net assets are being determined. Forward Points from the quotation service providers are generally in periods of one month, two months, three months, nine months, nine months and twelve months forward while the contractual forward delivery dates for the forward currency contracts traded by the Trust may be in between these periods. The Managing Owner’s policy to determine fair value for forward currency contracts involves first calculating the Months to Maturity then identifying Forward Month Contracts. Linear interpolation is then performed between the dates of these two Forward Month Contracts to calculate the interpolated Forward Point. The Managing Owner will also compare the calculated price to the forward currency prices provided by dealers to determine whether the calculated price is fair and reasonable.

RESULTS OF OPERATIONS

Due to the nature of the Trust’s trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Series 1 Units, which were initially issued simply as “Units” beginning in July 23, 2001, were the only Series of Units available prior to 2009. Series 2 Units were first issued on April 1, 2010, Series 3 Units were first issued on September 1, 2009 and Series 4 Units were first issued on November 1, 2010. There were no Series 2 Units outstanding as of September 30, 2017. The Trust’s past performance is not necessarily indicative of how it will perform in the future.

Periods ended September 30, 2017

Month Ending:		Total Trust Capital

September 30, 2017		$212,182,065
June 30, 2017		211,229,551
December 31, 2016		223,164,728

	Three Months ended	Nine Months ended
Change in Trust Capital	952,514	$(10,982,663)
Percent Change	0.45%	(4.92)%

THREE MONTHS ENDED SEPTEMBER 30, 2017

The increase in the Trust’s net assets of $952,514 was attributable to net income after profit share of $5,411,071 and subscriptions of $3,216,986, which was partially offset by redemptions of $7,675,543.

Brokerage and custodial fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage and custodial fees for the three months ended September 30, 2017 decreased $347,619 (net of Managing Owner commission rebate to Unitholders) relative to the corresponding period in 2016 due to a decrease in the Trust’s Series 1 net assets during the respective periods.

Administrative expenses for the three months ended September 30, 2017 decreased $27,605 relative to the corresponding period in 2016.  The decrease was due mainly to a decrease in the Trust's accrual estimate for third party professional services during the three months ended September 30, 2017 relative to the corresponding period in 2016.

Management fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three months ended September 30, 2017 increased $21,361 relative to the corresponding period in 2016 due to an increase in the Trust’s Series 3 net assets during the respective periods.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian.  Interest income for the three months ended September 30, 2017 increased $191,872 relative to the corresponding period in 2016. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the three months ended September 30, 2017 relative to the corresponding period in 2016.

During the three months ended September 30, 2017,  the Trust experienced net realized and unrealized gains of $8,372,214 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage and custodial fees of $3,037,127, administrative expenses of $293,647, custody fees and other expenses of $10,177 and management fees of $140,876 were incurred. The Trust’s gains achieved from trading operations, in addition to interest income of $460,756, and Managing Owner commission rebate to Unitholders of $178,041 partially offset the Trust's expenses and profit share of $118,113, resulting in net income after profit share to the Managing Owner of $5,411,071. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	(0.09)%
Energies	(0.29)%
Grains	0.07%
Interest rates	(0.30)%
Livestock	0.01%
Metals	(0.21)%
Softs	(0.03)%
Stock indices	4.56%

Trading gain	3.72%

NINE MONTHS ENDED SEPTEMBER 30, 2017

The decrease in the Trust’s net assets of $10,982,663 was attributable to withdrawals of $23,912,976, which was partially offset by net income after profit share of $1,233,502 and contributions of $11,696,811.

Brokerage and custodial fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage and custodial fees for the nine months ended September 30, 2017 decreased $450,633 (net of Managing Owner commission rebate to Unitholders) relative to the corresponding period in 2016 due to a decrease in the Trust’s Series 1 net assets during the respective periods.

Administrative expenses for the nine months ended September 30, 2017 decreased $12,380 relative to the corresponding period in 2016.  The decrease was due mainly to a decrease in the Trust's accrual estimate for third party professional services during the nine months ended September 30, 2017 relative to the corresponding period in 2016.

Management fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the nine months ended September 30, 2017 increased $66,876 relative to the corresponding period in 2016 due to an increase in the Trust’s Series 3 net assets during the respective periods.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the nine months ended September 30, 2017 increased $569,314 relative to the corresponding period in 2016.  This increase was due predominantly to an increase in short-term U.S. Treasury yields during the nine months ended September 30, 2017 relative to the corresponding period in 2016.

During the nine months ended September 30, 2017, the Trust experienced net realized and unrealized gains of $10,378,202 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage and custodial fees of $9,446,333, administrative expenses of $891,498, custody fees and other expenses of $31,367,  management fees of $405,020 and an accrued profit share to the Managing Owner of $136,465 were incurred. Interest income of $1,200,791, and Managing Owner commission rebate to Unitholders of $565,192 partially offset the Trust's expenses, resulting in net income after profit share to the Managing Owner of $1,233,502. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	(2.72)%
Energies	(2.26)%
Grains	(1.28)%
Interest rates	(1.85)%
Livestock	(0.13)%
Metals	(0.25)%
Softs	0.36%
Stock indices	12.43%

Trading gain	4.30%

MANAGEMENT DISCUSSION –2017

Three months ended September 30, 2017

The Trust was profitable during the third quarter of 2017 due to gains on long stock index futures positions. On the other hand, trading of interest rate, energy, and metal futures and currency forwards were each unprofitable. Trading of soft and agricultural commodity futures were essentially flat.

Expanding global growth, increasing corporate profits and continuing accommodation in monetary policy led to broad-based gains from long equity futures positions. These positive influences outweighed the negative influences of North Korea’s belligerence, the Barcelona terrorist attack, the Charlottesville white supremacist rally, and hurricanes in the U.S. and Caribbean. Long positions in European, Asian, and U.S. equity futures were profitable, as was a short VIX trade. A short position in South African equity futures and trading of Australian equity futures were slightly unprofitable.

Long positions in interest rate futures were fractionally unprofitable for the quarter as gains during July and August were outweighed by losses suffered in September. Persistent indications that major central banks - the Federal Reserve, European Central Bank, Bank of England, and Bank of Canada - would raise official rates and/or reduce balance sheets in order to lower monetary accommodation; continued expansion in global growth; rising energy prices; and incipient signs of a pickup in general inflation boosted interest rates and depressed prices of interest rate futures.  On balance, long positions in Australian, Canadian, British, U.S. 2-, 5-, and 10-year and German 30-year interest rate futures were unprofitable;  while long positions in Japanese, French, Italian, and German 2-, 5-, and 10-year note futures, and U.S. long bond futures remained somewhat profitable even after sustaining losses in September.

The persistent political dysfunction in Washington weighed heavily on the U.S. dollar, driving the Bloomberg dollar index to a nearly 33 month low on September 8, 2017, down about 11% from the highs reached early this year. Short U.S. dollar trades versus the currencies of Brazil, Canada, the euro, Singapore, Sweden, and Israel were profitable, especially during July. On the other hand, long U.S. dollar trades against the yen and Korean won were unprofitable. A short U.S. dollar/long New Zealand dollar trade was unprofitable as political uncertainty mounted ahead of the September 23, 2017 election in New Zealand. Also, a short U.S. dollar/long Swiss franc trade proved unprofitable as reduced political uncertainty in Europe reduced the need for protection provided by the “safe haven” Swiss franc. Finally trading the euro against several other European units was fractionally unprofitable.

Although energy prices were volatile, especially due to the disparate impacts of Hurricane Harvey on crude oil, crude products and natural gas, prices did move generally higher during the quarter. Energy prices were buoyed by persistent declines in U.S. oil inventories, by the Organization of the Petroleum Exporting Countries efforts to strengthen the production curtailment agreement, by evidence of increasing demand and by the falling U.S. dollar. Overall, energy trading was fractionally unprofitable as losses on short positions in RBOB gasoline, natural gas and WTI crude outweighed profits from long positions in Brent crude and London gas oil.

Metal trading was fractionally unprofitable as losses from a short aluminum trade, a long copper position and trading other industrial metals outpaced the profits from trading silver, platinum and gold.

USDA reports that drought conditions earlier this year had little impact on yields and that bumper harvests of corn and soybeans are expected, combined with news that Russia was expecting record wheat and corn harvests weighed on grain prices. Consequently, profits on short corn and wheat positions, particularly in August, slightly outweighed the loss from trading soybeans.

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

CONTRACTUAL OBLIGATIONS

The Trust does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Trust’s sole business is trading futures, forward currency, spot, option, and swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Trust for less than four months before being offset or rolled over into new contracts with similar maturities. The Trust’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Trust’s open futures and forward currency contracts, both long and short, at September 30, 2017.

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

The Trust's Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Trust's open positions by market category for the nine months ended September 30, 2017. During the nine months ended September 30, 2017, the Trust's average total capitalization was approximately $222,000,000.

Sector	Average value at risk	% of Average Capitalization	High value at risk	Low value at risk
Currencies	$6.4	2.9%	$7.4	$5.0
Energies	2.3	1.0%	3.4	1.3
Grains	1.3	0.6%	1.7	1.1
Interest rates	6.8	3.1%	7.8	5.9
Livestock	0.1	0.0%	0.1	0.0
Metals	1.0	0.5%	1.1	0.8
Softs	0.4	0.2%	0.5	0.3
Stock indices	10.5	4.7%	11.9	9.0
	$28.8	13.0%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the nine months ended September 30, 2017. Average capitalization is the average of the Trust's approximate capitalization at the end of each of the nine months ended September 30, 2017. Dollar amounts represent millions of dollars.

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

ITEM 4. CONTROLS AND PROCEDURES

The Managing Owner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Trust as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the Managing Owner’s internal controls over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Managing Owner’s internal controls over financial reporting with respect to the Trust.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS

(a)	There have been no sales of unregistered securities of the Trust during the three months ended September 30, 2017

(b)

Pursuant to the Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding and Units are not reissued once redeemed.

The following table summarizes the redemptions by Unitholders during the three months ended September 30, 2017.

	Series 1		Series 2		Series 3
Date of Redemption	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit

July 31, 2017	1,640.426	$1,170.02	-	$1,524.49	83.784	$1,549.40
August 31, 2017	2,310.212	1,219.82	6.799	1,582.44	76.160	1,608.16
September 30, 2017	1,772.921	1,193.10	-	-	353.339	1,584.59
Total	5,723.559		6.799		513.283

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
Managing Owner

Date: November 13, 2017
/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)