Form 10-K
period 2017-12-31
GLOBAL MACRO TRUST
filed 2018-03-29
CIK 1145765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑   Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended: December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Documents Incorporated by Reference

Registrant’s Financial Statements for the years ended December 31, 2017, 2016 and 2015 and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2017, is incorporated by reference into Part II Item 8 and Part IV hereof and filed as an exhibit herewith.

PART I

Item 1.        Business

(a)    General development of business

Global Macro Trust (the “Trust”) is a Delaware statutory trust organized on July 23, 2001 pursuant to a Declaration of Trust and Trust Agreement (the “Trust Agreement”), under the Delaware Statutory Trust Act. The Trust originally filed a registration statement, under the Securities Act of 1933, as amended (the “Securities Act”), with the Securities and Exchange Commission (“SEC”) to register units of beneficial interest (the “Units”), which registration statement became effective March 26, 2002. Between April 1, 2002 and June 30, 2002, the Units were publicly offered at an initial price of $1,000 per Unit. The Trust commenced operations on July 1, 2002. The Trust has subsequently registered additional Units with the SEC. The net asset value of a Series 1 Unit that originally sold for $1,000 as of July 1, 2002 was $1,218.29 as of December 31, 2017. The net asset value of a Series 3 Unit that originally sold for $1,180.91 as of September 1, 2009 was $1,627.18 as of December 31, 2017. The net asset value of a Series 4 Unit that originally sold for $1,315.33 as of November 1, 2010 was $1,995.85 as of December 31, 2017.

Effective September 29, 2017, previously offered Series 1 and Series 2 Units are no longer being offered by the Trust. All Series 2 Units have been redeemed as of August 31, 2017, while outstanding Series 1 Units remain subject to their original terms. With the effectiveness of the Trust’s Registration Statement on September 29, 2017, the Trust also began offering Series 5 Units which will have an initial offering period ending at the end of the first month during which a Series 5 Unit is first sold. The initial net asset value of a Series 5 Unit will be $1,500 per Unit. Thereafter, Series 5 Units will be sold at their net asset value as of the beginning of each month.

 As of December 31, 2017, Units were being offered on a monthly basis at net asset value per Unit. The Units are offered through a number of registered broker-dealer selling agents on a best efforts basis.

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

The Managing Owner invested $400 in the Trust as an initial capital contribution to the Trust and $2,000,000 in the Trust at the outset of trading and subsequently has contributed an additional $3,812,100 and has redeemed $48,081,562 as of December 31, 2017. After reflecting net income of $7,659,606 and profit share of $38,352,071 from inception up to and including December 31, 2017, this investment totaled $3,742,615, as of December 31, 2017.

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

Trades generated by quantitative models may be profitable or unprofitable. The Managing Owner’s objective is to have the profits from its profitable trades exceed the losses from its unprofitable trades. During periods in which market behavior differs significantly from that analyzed to build models, substantial losses are possible, and even likely.

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

When arriving at the portfolio allocation, the Managing Owner generally seeks maximum diversification, subject to liquidity and sector concentration constraints, and each market is traded using a diversified set of trading systems, which may be optimized for groups of markets, sectors or specific markets. The markets traded and allocations are reviewed at least monthly, although changes may occur more or less frequently. The following factors, among others, are considered in constructing a universe of markets to trade for the Trust: profitability, liquidity of markets, professional judgment, desired diversification, transaction costs, exchange regulations and depth of markets. The current allocation to any market in the Trust’s portfolio does not exceed 3.0% of total market exposure, measured by risk allocation.

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

The Trust is open-ended and may offer Units issued in difference Series. Currently, the Trust is offering Series 3 and Series 4 Units at their respective net asset value as of the first day of each month and Series 5 Units at an initial net asset value of $1,500 per Unit during the initial offering period of Series 5 Units and thereafter at their net asset value as of the first day of each month. The only differences between the Units of each Series are the applicable fees and expenses. Otherwise, the Units of each Series are identical to the Units of such other Series and share pro rata in the profits and losses of the Trust. Series 3 Units are available only to investors participating in a registered investment adviser’s asset-based fee or fixed fee advisory program through which an investment adviser recommends a portfolio allocation to the Trust. Series 4 Units are available only to employees and former employees of the Managing Owner and its affiliates who purchase their Units through The Millburn Corporation 401(k) and Profit Sharing Plan. Unitholders (“Unitholders”) may redeem any or all of their Units upon 10 days’ written notice to the Managing Owner at their net asset value as of the last day of any month. An investor acquiring Series 5 Units through certain selling agents may be required to pay to such selling agents an upfront selling commission of up to 3% of the amount intended to be invested in Series 5 Units. Any such upfront selling commission will be deducted by the selling agent directly from the investor’s investment account maintained by the selling agent and will not be considered in calculating the profit shares attributable to Series 5 Units as described below. Requests for redemption will be honored and payment will be made, except in the event of highly unusual market disruptions, within 15 business days of the effective date of redemption.

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

The Trust pays the Managing Owner an annual management fee equal to 1.75% of the average month-end net assets attributable to the Series 3 Units after reduction for expenses but before reduction for any accrued but unpaid management fees or Series 3 profit share. Series 3 Units are also charged for their pro rata share of the Trust’s actual trade execution and clearing costs, including electronic platform trading costs, estimated at approximately 0.30% of the Trust’s average month-end net assets per year attributable to the Series 3 Units. The Trust pays the Managing Owner a profit share attributed to the Series 3 Units equal to 20% of any cumulative new trading profit of the Series 3 Units in the aggregate, determined as of the end of each calendar year. The annual Series 3 profit share is calculated net of management fees, execution and clearing costs, and ongoing offering and administrative expenses and excluding interest income.

Series 4 Units are charged for their pro rata share of the Trust’s actual trade execution and clearing costs, including electronic platform trading costs, estimated at approximately 0.30% of the Trust’s average month-end net assets per year attributable to the Series 4 Units. Series 4 Units are not charged a management fee or profit share.

With respect to the Series 5 Units, the Trust pays the Managing Owner an annual management fee equal to 2.50% of the average month-end net assets attributable to the Series 5 Units after reduction for expenses but before reduction for any accrued but unpaid management fees or Series 5 profit share. From this amount, the Managing Owner will pay up to 0.75% per year of the Trust’s net assets attributable to Series 5 Units to the selling agents, provided that cumulative compensation paid to selling agents for Series 5 Units will not exceed 9.5% of the gross offering proceeds from the sale of Series 5 Units. Once the 9.5% threshold is reached with respect to a Series 5 Unit, the selling agent will receive no future compensation and the up to 0.75% amount that would otherwise be paid to the selling agent for that Series 5 Unit will instead be rebated to the Trust for the benefit of all Series 5 Unitholders. Series 5 Units are also charged for their pro rata share of the Trust’s actual trade execution and clearing costs, including electronic platform trading costs, estimated at approximately 0.30% of the Trust’s average month-end net assets per year attributable to the Series 5 Units. The Trust pays the Managing Owner a profit share attributed to the Series 5 Units equal to 20% of any cumulative new trading profit of the Series 5 Units in the aggregate, determined as of the end of each calendar year. The annual Series 5 profit share is calculated net of management fees, execution and clearing costs, and ongoing offering and administrative expenses and excluding interest income.

The Trust’s organizational and initial offering costs were paid by the Managing Owner without reimbursement from the Trust or the Unitholders. The Trust pays all of its expenses incurred in the ordinary course of its business and any extraordinary expenses, if applicable.

SG Americas Securities, LLC (“SG Americas”) and Deutsche Bank Securities Inc. (“Deutsche Bank”) act as the futures brokers for the Trust. The Trust also currently executes currency forward trades with Deutsche Bank AG, the latter of which serves as the Trust’s prime broker for such transactions. At this time, the Trust clears its currency forward trades with Deutsche Bank AG and Morgan Stanley & Co. LLC (“Morgan Stanley”). The Trust pays “bid ask” spreads on its forward trades, as such spreads are incorporated into the pricing of forward contracts. The Managing Owner monitors the Trust’s trades to ensure that the prices it receives are competitive.

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

In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long or net short positions which any person may hold or control in certain futures contracts. Most exchanges also limit the changes in futures contract prices that may occur during a single trading day. In October 2011, the CFTC adopted a new position limits regime for 28 so-called “exempt” (i.e., metals and energy) and agricultural commodity derivatives, futures and options contracts and their economically equivalent swap contracts. On September 28, 2012, the U.S. District Court for the District of Columbia vacated these rules. In November 2013, however, the CFTC proposed substantially similar rules to its prior position limits regime, and in response to comments to such proposal, reproposed similar rules on December 5, 2016. This new set of speculative position limit rules is not yet finalized (or effective). All accounts controlled by the Managing Owner are combined for speculative position limit purposes. The Managing Owner could be required to liquidate positions it holds for the Trust in order to comply with the new position limits regime. Any such liquidation or limited implementation could result in substantial costs to the Trust. It is as yet unclear whether the rules will have an adverse effect on the Trust.

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

The Trust’s Expenses Will Cause Losses Unless Offset by Profits and Interest Income

The Trust pays annual expenses of up to approximately 7.60%, 2.65%, 0.90% and 3.40% of its average month-end net assets attributable to Series 1 Units, Series 3 Units, Series 4 Units and Series 5 Units, respectively. The Trust must earn trading profits and interest income allocable to each Series at least equal to these expenses to avoid losses. To the extent the Trust’s Net Assets decline, fixed costs of the Trust will constitute a greater percentage of the Trust’s Net Assets.

Series 5 Units sold through certain selling agents may be subject to upfront selling commissions paid directly to the selling agents by investors. To offset these upfront selling commissions, the Trust would need to earn, in addition to the amount described above, trading profits and interest income equal to the amount of any such upfront selling commission plus the profit share realized on such trading profits.

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

The Managing Owner Alone Directs the Trust’s Trading

The Trust is a single-advisor fund. The use of a single advisor trading one program involves a greater risk of loss than the diversified, multi-advisor approach employed by many futures funds. In addition, if the management services of the Managing Owner were to become unavailable for any reason, the Trust would terminate. Furthermore, were the Managing Owner to lose the services of its key principals, the Managing Owner could decide to dissolve the Trust, subject to Unitholder approval, possibly causing it to realize losses.

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

The Managing Owner’s Trading Systems Have Been Developed Over Time and Are Subject to Change

In executing its trading method, the Managing Owner uses combinations of trading systems to generate buy and sell signals in the various markets traded. The Managing Owner has developed, modified, retained and discarded numerous systems over more than 40 years. Consequently, some of the trading systems and combinations of systems currently being used to trade accounts pursuant to the Diversified Portfolio as the Trust is so traded, are not identical to those used 1, 5, 10, 15, 20 or more years ago.

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

The Trust May Be Subject to Profit Shares Despite Certain Units Having Declined in Value

Investors will purchase Units at different times and will, accordingly, recognize different amounts of profit and loss on their investments. Profit shares are accrued, or the accruals are reversed to reflect losses, on a monthly basis so that Units are not sold with an embedded profit share liability. However, profit shares attributable to Series 1, Series 3 and Series 5 Units are each ultimately calculated on the basis of the net trading profits, if any, recognized by the Series 1 Units as a whole, the Series 3 Units as a whole and the Series 5 Units as a whole, respectively, and not on the profits recognized by any particular Unit or Units. Consequently, the Managing Owner may still be allocated a profit share even though certain Units have lost value since the date they were purchased.

Conversely, Units purchased at a net asset value reduced by accrued profit shares will benefit from any reversal of such accruals, and the benefit of such reversals to Units outstanding at the time of such purchase will be diluted.

Similarly, Units may incur losses generating a loss carryforward for purposes of calculating subsequent profit shares. The benefit of any such loss carryforward will, in the case of Series 1 Units, Series 3 Units and Series 5 Units be diluted by the sale of additional Series 1 Units, Series 3 Units and Series 5 Units, respectively.

Further, with respect to Series 5 Units subject to upfront selling commissions, profit shares may be payable even though the trading profits attributable to such Series 5 Units do not fully offset the costs of the upfront selling commissions charged directly by a selling agent.

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

 (b)    Holders

 As of December 31, 2017, there were 5,131 holders of Series 1 Units, 394 holders of Series 3 Units and 1 holder of Series 4 Units. As of the same date, no Series 5 Units have been issued.

 (c)    Dividends

 No distributions or dividends have been made on the Units, and the Managing Owner has no present intention to make any.

 (d)    Securities Authorized for Issuance Under Equity Compensation Plans

 None.

 (e)    Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

 There have been no sales of unregistered securities of the Trust during 2015, 2016 or 2017.

 (f)    Purchases of Equity Securities by the Issuer

 Pursuant to the Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following table summarizes the redemptions by Series 1 and Series 3 Unitholders during the fourth calendar quarter of 2017. There were no redemptions by Series 2 or Series 4 Unitholders during the fourth calendar quarter of 2017.

	Series 1 Units	Series 1	Series 3 Units	Series 3
Redemption Date	Redeemed	Unit NAV	Redeemed	Unit NAV
October 31, 2017	(2,094.108)	1,237.00	(204.737)	1,636.78
November 30, 2017	(1,568.646)	1,225.43	(167.177)	1,629.62
December 31, 2017	(2,512.326)	1,218.29	(250.918)	1,627.18
	(6,175.080)		(622.832)

Item 6.    Selected Financial Data

The following is a summary of operations for the fiscal years 2017, 2016, 2015, 2014, and 2013 and total assets of the Trust at December 31, 2017, 2016, 2015, 2014, and 2013.

	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013
Revenue:
Total net realized and unrealized gains (losses)*	$18,538,067	$34,647,535	$19,785,166	$48,665,853	$(14,244,192)
Interest income	1,749,536	941,571	477,084	289,332	640,996

Expenses:
Profit share	308,026	551,582	228,356	119,598	0
Administrative expenses**	1,480,909	1,232,905	1,190,361	1,301,056	1,777,809
Brokerage fees***	11,717,034	12,411,325	12,748,918	15,348,327	23,947,630
Management fees	541,502	460,718	385,131	405,490	574,919

Net income (loss) after profit share to Managing Owner	$6,240,132	$20,932,576	$5,709,484	$31,780,714	$(39,903,554)

Total assets	$223,750,484	$230,758,101	$214,222,832	$246,891,692	$306,334,381
Total Trust capital	$211,845,564	$223,164,728	$208,845,956	$240,589,206	$288,237,729
Net Asset Value per Series 1 Unit	$1,218.29	$1,196.11	$1,091.87	$1,071.85	$953.24
Net Asset Value per Series 2 Unit	$—	$1,522.28	$1,365.30	$1,300.38	1,116.03
Net Asset Value per Series 3 Unit	$1,627.18	$1,545.19	$1,383.72	$1,315.44	$1,126.21
Net Asset Value per Series 4 Units	$1,995.85	$1,838.98	$1,574.68	$1,450.17	1,209.21
Increase (decrease) in Net Asset Value per Series 1 Unit	$22.18	$104.24	$20.02	$118.61	$(108.10)
Increase (decrease) in Net Asset Value per Series 2 Unit****	$60.16	$156.98	$64.92	$184.35	(75.35)
Increase (decrease) in Net Asset Value per Series 3 Unit	$81.99	$161.47	$68.28	$189.23	$(73.04)
Increase (decrease) in Net Asset Value per Series 4 Units	$156.87	$264.30	$124.51	$240.96	$(52.90)

*From trading of futures, forward and swap contracts, foreign exchange transactions and U.S. Treasury obligations.

** Includes custody fees and other expenses.

*** Net of Managing Owner commission rebate to Unitholders for the years ended December 31, 2017 ($745,218), 2016 ($777,662) and 2015 ($817,820).

**** All Series 2 Units have been redeemed as of August 31, 2017.

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

The Trust’s assets are generally held as cash or cash equivalents, including short-term U.S. government obligations, which are used to margin the Trust’s futures, forward and spot currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Trust’s futures, forward and spot trading, the Trust’s assets are highly liquid and are expected to remain so. During its operations through December 31, 2017, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

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

Series 1 Units, which were initially issued simply as “Units” beginning in July 2002, were the only Series of Units available prior to 2009. Series 3 Units were first issued on September 1, 2009, and Series 4 Units were first issued on November 1, 2010. The Trust’s past performance is not necessarily indicative of how it will perform in the future.

2017

During 2017, the Trust achieved net realized and unrealized gains of $18,538,067 from its trading operations (including foreign exchange transactions and translations). Brokerage and custodial fees of $12,462,252, management fees of $541,502, administrative expenses of $1,440,217 and custody fees of $40,692 were paid or accrued. The Trust allocated $308,026 in profit share to the New Profits Memo Account for the benefit of the Managing Owner. Interest income of $1,749,536 and Managing Owner commission rebate to Unitholders of $745,218 partially offset the Trust expenses resulting in a net income after profit share to the Managing Owner of $6,240,132.

An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	(5.28)%
Energies	(1.27)%
Grains	(1.01)%
Interest rates	(0.83)%
Livestock	(0.17)%
Metals	(0.25)%
Softs	0.23%
Stock indices	16.82%

Total	8.24%

The Trust was profitable for the year primarily due to gains from long equity futures positions. Trading of soft, tropical commodities was fractionally profitable as well. On the other hand, losses were sustained from trading currency forwards and, to a lesser extent, energy, interest rate, metal, and agricultural commodity futures.

The Trust’s long equity futures positions produced broad-based gains largely on account of broadening and deepening global growth, increasing corporate profits, broadly accommodative global monetary policies, less extreme than feared election outcomes in Europe, signs that China is addressing its debt problems, and the passage of a business friendly tax plan in the U.S. These positive influences far outweighed the negative effects of North Korea’s belligerence, several terrorist attacks in Europe and the U.S., President Trump’s persistent threat to global free trade and the post-WWII international order, and several measured actions by major central banks to scale back the level of policy accommodation. Long positions in U.S., European, Canadian, Australian and Asian equity futures were profitable, as was a short VIX trade. Meanwhile, a long South African stock futures trade was slightly unprofitable due, in part, to political uncertainties, and a long Indian equity futures position produced a small loss largely due to the short term negative impacts from the implementation of the general sales tax and the reductions to currency in circulation.

The U.S. dollar, which had risen sharply into early 2017, declined markedly in an erratic saw-toothed pattern during the first 9 months of 2017, driving the Bloomberg U.S. dollar index to a nearly 33 month low on September 8, down about 11% from the highs reached early in the year. Thereafter, trading was volatile but range-bound. As the year began, the U.S. dollar was underpinned by three factors: U.S. growth that was stronger than growth abroad; U.S. politics that seemed more certain than politics in Europe; and a U.S. Federal Reserve (the “Fed”) that was reducing monetary policy accommodation while authorities overseas were still engaged in monetary easing. However, as the year progressed these dollar supports eroded. Growth in Europe and Asia accelerated while growth in the U.S. remained modest. The difficult reality of governing diminished the election euphoria for the Trump administration and politics in the U.S. grew more toxic while the political outlook in Europe improved significantly as elections, particularly in the Netherlands and France, produced more moderate outcomes than feared. Finally, the European Central Bank (“ECB”), Bank of England, People’s Bank of China (“PBOC”), and Bank of Canada, among others, shifted toward a less accommodative policy stance. In this environment, U.S. dollar trades against a number of currencies including the Aussie dollar, New Zealand dollar, Canadian dollar, British pound, Japanese yen, euro, Swiss franc, Norwegian krone, Swedish krona, Polish zloty, Singapore dollar, Korean won, South African rand, and the Columbian and Chilean pesos were unprofitable. On the other hand, short U.S. dollar trades against the Indian rupee, Mexican peso, Russian ruble and Brazilian real posted small gains, as did a long dollar trade against the Turkish lira.

Interest rates were volatile throughout 2017 as central banks indicated with both words and actions that the time was at hand for 10 years of extraordinarily easy monetary policy to come to an end. The Fed increased official interest rates three times; the Bank of Canada raised rates twice; the Bank of England increased rates once; the ECB decided to scale back its QE purchase program beginning in January 2018; and the PBOC moved to scale back economy-wide leverage in China. Hence, even though numerous domestic political uncertainties, geopolitical tensions and terrorist events produced periodic flights of safety into government securities during 2017, interest rates did tend to rise during the second half of the year. Consequently, losses were sustained on long positions in German, British, Australian, Canadian and U.S. 2-, 5-, and 10-year notes and bonds. A long position in short-term sterling rates was unprofitable as well. While long positions in French, Italian, Japanese and U.S. bonds were profitable for the year, those gains were reduced over the last third of the year. Meanwhile, a short Eurodollar futures trade late in the year was fractionally profitable.

Energy prices displayed sharp swings within a broad range during 2017, falling to low points during the first half of the year and climbing sharply thereafter. In this unsettled environment, losses trading WTI crude, RBOB gasoline and natural gas outpaced the gains from long Brent crude, heating oil and London gas oil trades late in the year.

Trading of gold and aluminum were unprofitable. But, late in the year, strong global growth, increased demand from the nascent battery and electric vehicle industries, and the shutdown of some metal production capacity in China due to pollution concerns led to rising prices of industrial metals, allowing long positions in copper and zinc to provide partially offsetting gains. Short silver and platinum trades further reduced losses sustained from trading in this sector.

Trading of soybeans and soybean meal produced losses, especially in the May-September period. These losses were partially offset by profits from short corn and wheat positions during the August-October time frame, which occurred in the wake of reports that drought conditions early in the year had little impact on yields, bumper U.S. harvests of corn and soybeans were expected, and Russia was expecting record wheat and corn harvests.

Short coffee and sugar trades were profitable as ample inventories and production weighed on prices.

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

Recurring concerns about global growth that International Monetary Fund Managing Director Christine Lagarde described early in the year as “…too low, too fragile and facing increased risks to its durability…”; persistently low inflation; accommodative monetary policy worldwide, especially during the first three quarters of the year that saw easing moves by the Bank of Japan, the ECB, the PBOC, and the Bank of England; and periodic flight to safety demand due to political developments and/or terrorist related events in China, Brazil, the U.K., Turkey, Belgium, France, Germany, Italy, the Middle East and the U.S. among others generated strong demand for government securities for much of 2016. Later, evidence that global growth and inflation were picking up; the prospect that the Trump administration’s fiscal, regulatory, trade and immigration initiatives could lead to bigger deficits, more growth and more inflation; and the Fed’s ¼% interest rate increase in December—after a year of on again-off again rhetoric—pushed interest rates up sharply from their summer lows. On balance, long positions in German, French, British, and Japanese note, bond and short-term interest rate futures were highly profitable. U.S. interest rate futures’ trading was fractionally profitable overall, although gains on long positions through July were largely offset by losses over the last five months of the year. Losses on long positions in Italian bond futures during the Banca Monte dei Paschi de Siena crisis late in the year outdistanced gains that had accrued earlier.

Against the background of broadly accommodative monetary policy worldwide; with actual growth improving modestly beginning in late summer; and with expected growth boosted by a surge in “animal spirits” due to the Trump administration’s plans, equity markets generally advanced during the year. Thus, despite some sharp broad based selloffs—in January-February on China and oil price concerns, in June around Brexit, and in October-November around the U.S. election—long positions in U.S., U.K., Canadian, Australian, German, French and Taiwanese equity futures were profitable, especially late in the year. A short VIX trade was also quite profitable. Short positions in Chinese, Hong Kong, Singaporean and Korean futures were profitable during the January decline. Short positions in Japanese equity futures registered gains in February and long positions were profitable at year end. Finally, short positions in Spanish equity futures were profitable during the January and June selloffs, and a long trade posted a gain during the fourth quarter.

Foreign exchange rates were volatile during the year. The U.S. dollar opened 2016 on a strong note given a search for safety, declining oil prices and the Fed’s “relatively hawkish” policy position. Thereafter, through mid-year, the U.S. dollar weakened in volatile trading reflecting the Fed’s feckless delays in raising official interest rates that were underscored in June when Fed Chair Janet Yellen cited real concerns that the “temporary headwinds” that had blunted the Fed’s rate rise program might actually reflect Larry Summer’s “secular stagnation” rather than just passing concerns. However, following the surprise decision of the British electorate to leave the European Union, a flight to safety and quality prompted an upward U-turn for the U.S. dollar. After trading sideways for the remainder of the summer, the U.S. dollar moved higher from late September through year end to a 14-year high as U.S. economic data improved, as the Trump triumph boosted sentiment and as the Fed finally decided to raise rates after a one year hiatus. A long U.S. dollar trade against the British pound was profitable, particularly given the surprise “Brexit” vote. A long U.S. position versus the Mexican peso was profitable in spite of several interest rate hikes by the Bank of Mexico. Long U.S. dollar positions relative to the currencies of Canada, Switzerland, the Czech Republic, Sweden, the Euro, Japan, Korea and Singapore posted gains, especially late in the year. The ousting of the Rousseff government in Brazil led to gains on a long real position against the U.S. dollar. Rising metal prices and high interest rates led to profits on long New Zealand dollar and South African rand trades against the U.S. unit. Trading versus the Turkish lira and Russian ruble was also profitable. On the other hand, trading the U.S. dollar against the currencies of Australia, Chile, Israel, Norway and Poland was unprofitable, as was Euro-non-U.S. dollar cross rate trading.

With the International Energy Agency suggesting that the “…world could drown in [oil] oversupply…”; with crude oil production at or near record levels in many countries—e.g., Saudi Arabia, Russia, the U.S. and Iraq; with Iranian exports ramping up; and with global demand still sluggish, crude prices slumped to about $27 per barrel in January. Then, reports that Saudi Arabia, Russia and a number of other producers were discussing plans for a production freeze and would meet in Doha in April sparked an oil price rebound to about $40/barrel. Subsequently, WTI crude traded in a wide range between $40 and $50 per barrel until early December, with prices dropping whenever the reality of excess production and high inventories dominated the discussion, and prices spiking higher whenever the Organization of the Petroleum Exporting Countries (“OPEC”) threat reemerged. Then, on November 30, OPEC announced an agreement to cut group production by a larger than expected 1.2 million barrels a day and non-OPEC producers, led by Russia, followed in early December with a 600,000 barrel per day reduction. As a result crude prices, which had fallen sharply from early October to late November, spiked upward by 9-10%. In this environment, trading of Brent and WTI crude oil, RBOB gasoline, London gas oil, heating oil and natural gas were each unprofitable.

Industrial metals price volatility during the year reflected uncertain economic developments, especially in China, as well as U.S. dollar and energy prices volatility. Trading of copper, aluminum, lead, nickel, palladium, platinum and silver were each marginally unprofitable. On the other hand, a long gold trade in February, a short gold trade in May, and a long zinc position produced partially offsetting gains.

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

Vacillating growth, inflation, monetary policy and political prospects worldwide led to volatile trading conditions in most markets throughout 2015. Uneven growth against the background of stubborn, below target price and wage inflation in the U.S. produced on again-off again Fed rate hike discussions that were only resolved in December. The ECB’s QE program—started in the first quarter—seemed to put a floor under European growth, although the recovery has been sluggish and targeted inflation remains a distant hope. China’s policy makers continued to struggle with the transition away from export and manufacturing led growth to expansion driven by consumption and domestic demand; and from controlled to market based equity, foreign exchange and fixed income prices. Hence, even as the PBOC instituted numerous easing actions—including 6 official interest rate cuts in the past year—growth continued to ratchet lower. Finally, in Japan both growth and inflation continue to straddle the zero line. These large country problems spilled into smaller developed countries and into emerging markets as shrinking global trade hurt growth and as capital outflows pressured exchange rates and commodity producers. Throughout the year, markets were unsettled periodically by elections, politicking and political corruption that threatened the prevailing political structures in countries such as: Europe (Greece, Turkey, Spain, Portugal, France, U.K., and Poland), South America (Brazil, Argentina, and Venezuela), South Africa, Asia (China, Malaysia, Thailand, Indonesia, Taiwan, Singapore, and Australia), Canada and the U.S. Moreover, markets participants had to price in geopolitical ructions and terrorism that involved Syria, Iran, Iraq, Saudi Arabia, Yemen, Russia, Turkey, Ukraine, France and the U.S.

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

Contractual Obligations

The Trust does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Trust’s sole business is trading futures, forward and spot contracts, both long (contracts to buy) and short (contracts to sell). The Trust may also trade swaps. All such contracts are settled by offset, not delivery. Substantially all such contacts are for settlement within four months of the trade date and are held by the Trust for less than four months before being offset or rolled over into new contracts with similar maturities. The Trust’s Financial Statements, included as Exhibit 13.01 to this report, present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Trust’s open future and forward currency contracts, both long and short, at December 31, 2017 and December 31, 2016.

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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest and lowest amounts of trading Value at Risk associated with the Trust’s open positions by market category for the fiscal years ended December 31, 2017 and 2016. During fiscal years 2017 and 2016, the Trust’s average total capitalization was approximately $221 million and $226 million, respectively.

Fiscal Year 2017
	Average	% of Average	Highest	Lowest
Market Sector	Value at Risk	Capitalization	Value At Risk	Value At Risk
Currencies	$6.8	3.1%	$8.0	$5.0
Energies	$2.5	1.1%	$3.4	$1.3
Grains	$1.2	0.5%	$1.7	$0.8
Interest rates	$6.7	3.0%	$7.8	$5.9
Livestock	$0.1	0.0%	$0.1	$0.0
Metals	$1.3	0.6%	$2.4	$0.8
Softs	$0.4	0.2%	$0.5	$0.3
Stock indices	$11.2	5.2%	$13.3	$9.0
Total	$30.2	13.7%

Fiscal Year 2016
	Average	% of Average	Highest	Lowest
Market Sector	Value at Risk	Capitalization	Value At Risk	Value At Risk
Currencies	$6.9	3.1%	$8.9	$5.8
Energies	$1.3	0.6%	$1.7	$1.2
Grains	$1.2	0.5%	$1.6	$0.6
Interest rates	$6.2	2.7%	$8.9	$4.2
Livestock	$0.1	0.0%	$0.2	$0.0
Metals	$1.6	0.7%	$2.3	$1.0
Softs	$0.2	0.1%	$0.3	$0.2
Stock indices	$9.4	4.2%	$13.2	$6.4
Total	$26.9	11.9%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts during the fiscal year. Average Capitalization is the average of the Trust’s approximate capitalization at the end of each month during the fiscal years 2017 and 2016. Dollar amounts represent millions of dollars.

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

The following were the primary trading risk exposures of the Trust as of December 31, 2017, by market sector.

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

The following were the only non-trading risk exposures of the Trust as of December 31, 2017.

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

Item 8.    Financial Statements and Supplementary Data

Financial statements required by this item, including the report of Deloitte & Touche LLP for the fiscal years ended December 31, 2017, 2016 and 2015, are included as Exhibit 13.01 to this report.

The following summarized quarterly financial information presents the results of operations for the three month periods ended March 31, June 30, September 30 and December 31, 2017 and 2016. This information has not been audited.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	2017	2017	2017	2017
Interest Income:	$548,745	$460,756	$406,890	$333,145
Net Realized and Unrealized Gains (Losses):	8,159,865	8,372,214	(8,178,886)	10,184,874

Expenses*:	3,701,980	3,421,899	3,224,764	3,698,828

Net Income (Loss):	5,006,630	5,411,071	(10,996,760)	6,819,191
Increase (Decrease) in Net Asset Value per Series 1 Unit	25.19	26.98	(64.47)	34.48
Increase (Decrease) in Net Asset Value per Series 2 Unit **	0.00	68.25	(56.63)	48.54
Increase (Decrease) in Net Asset Value per Series 3 Unit	42.59	45.93	(56.66)	50.13
Increase (Decrease) in Net Asset Value per Series 4 Unit	71.84	73.07	(71.60)	83.56

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	2016	2016	2016	2016
Interest Income:	$310,094	$268,884	$194,382	$168,211
Net Realized and Unrealized Gains (Losses):	(5,901,959)	3,740,409	15,259,938	21,549,147

Expenses*:	3,344,116	3,703,243	3,712,798	3,896,373

Net Income (Loss):	(8,935,981)	306,050	11,741,522	17,820,985
Increase (Decrease) in Net Asset Value per Series 1 Unit	(50.92)	(0.59)	63.25	92.50
Increase (Decrease) in Net Asset Value per Series 2 Unit	(38.98)	13.39	77.21	105.36
Increase (Decrease) in Net Asset Value per Series 3 Unit	(38.86)	14.03	79.07	107.23
Increase (Decrease) in Net Asset Value per Series 4 Unit	(47.70)	29.08	112.04	160.88

* Expenses are inclusive of accruals and reversals of accruals of profit share to the Managing Owner.

** All Series 2 Units have been redeemed as of August 31, 2017.

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

The Managing Owner assessed the effectiveness of its internal control over financial reporting with respect to the Trust as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on its assessment, management has concluded that, as of December 31, 2017, the Managing Owner’s internal control over financial reporting with respect to the Trust is effective based on those criteria.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the Managing Owner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in the Trust’s internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The principals and senior officers of the Managing Owner as of December 31, 2017 are as follows:

Harvey Beker, age 64. Mr. Beker is Co-Chairman of the Managing Owner and serves as a member of the Managing Owner’s Investment Committee. He received a Bachelor of Arts degree in economics from New York University (“NYU”) in 1974 and a Master of Business Administration degree in finance from NYU in 1975. From June 1975 to July 1977, Mr. Beker was employed by the investment bank Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies. From July 1977 to June 1978, Mr. Beker was a futures trader at the commodities and securities brokerage firm of Clayton Brokerage Co. of St. Louis. Mr. Beker has been employed by The Millburn Corporation since June 1978. He initially served as the Director of Operations for its affiliate, Millburn Partners, and most recently thereafter served as Co-Chief Executive Officer of the Managing Owner and Chairman and Chief Executive Officer of The Millburn Corporation until November 1, 2015. During his tenure at the Managing Owner (including its affiliates, Millburn Partners and CommInVest Research Limited Partnership (“CommInVest”)), he has been instrumental in the development of the research, trading and operations areas. Mr. Beker became a principal of the firm in June 1982, and a partner in the predecessor to ShareInVest Research L.P. (“ShareInVest”) in April 1982. Mr. Beker became registered as an Associated Person and a Swap Associated Person of the Managing Owner effective November 25, 1986 and March 8, 2013, respectively. Additionally, he was listed as a Principal and registered as an Associated Person and Swap Associated Person of The Millburn Corporation effective February 8, 1984, May 23, 1989 and March 8, 2013, respectively, until November 1, 2015. He was also listed as a Principal and registered as an Associated Person of ShareInVest effective February 20, 1986 until February 25, 2007. Mr. Beker has also served as Co-Chairman of Millburn Asia, LLC and Millburn International, LLC (collectively, “Millburn International Group”) since each entity’s inception.

Gregg R. Buckbinder, age 59. Mr. Buckbinder is President and Chief Operating Officer of the Managing Owner and The Millburn Corporation and also serves as Chief Financial Officer of the Managing Owner. He joined the Managing Owner and The Millburn Corporation in January 1998 from Odyssey Partners, L.P., an investment management firm, where he was responsible for the operation, administration and accounting of the firm’s merchant banking and managed account businesses from July 1990 through December 1997. Mr. Buckbinder was employed by Tucker Anthony, a securities broker and dealer, from June 1985 to July 1990 where he was First Vice President and Controller, and from August 1983 to June 1984 where he designed and implemented various operations and accounting systems. He was with the public accounting firm of Ernst & Whinney from June 1984 to June 1985 as a manager in the tax department and from September 1980 to August 1983 as a senior auditor, with an emphasis on clients in the financial services business. Mr. Buckbinder graduated cum laude from Pace University (“Pace”) in 1980 with a B.B.A. in accounting and received an M.S. in taxation from Pace in 1988. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. Mr. Buckbinder served as Senior Vice-President of the Managing Owner and The Millburn Corporation until November 1, 2015, and has also served as Senior Vice President, Chief Operating Officer and a Director of each entity in Millburn International Group since inception. Mr. Buckbinder became listed as a Principal of the Managing Owner effective February 5, 1999. He became listed as a Principal of The Millburn Corporation effective March 23, 1998. Mr. Buckbinder became a partner in ShareInVest in January 2000. He was also listed as a Principal of ShareInVest effective February 28, 2001 until February 25, 2007.

Michael W. Carter, age 48. Mr. Carter is a Vice President, Director of Operations of The Millburn Corporation and Principal Accounting Officer of the Managing Owner. He is responsible for overseeing operations and accounting for the firm’s commodity pools. Prior to his promotion to Director of Operations in January 2011 and Principal Accounting Officer effective May 2014, Mr. Carter held the positions of Fund Controller (February 2001 until February 2011) and Senior Accountant (March 2000 until February 2001) with The Millburn Corporation. He graduated from Rutgers, The State University of New Jersey – Newark in May 1997 with a B.S. in Accounting. Prior to joining the Managing Owner and its affiliates, he was employed with the accounting firm Rothstein Kass & Company, P.C., as a fund accountant from March 1997 until September 1997 and as a staff auditor from September 1997 until June 1999, and then an equity analyst covering restaurants with the brokerage firm of Sidoti & Company, LLC, which conducts independent small-cap equity research for institutional investors, from June 1999 until February 2000. He is a Certified Public Accountant. Mr. Carter became listed as Principal of the Managing Owner and The Millburn Corporation effective April 22, 2014 and July 1, 2014, respectively.

George E. Crapple, age 73. Mr. Crapple is Co-Chairman of the Managing Owner and serves as a member of the Managing Owner’s Investment Committee. In 1966, he graduated with honors from the University of Wisconsin where his field of concentration was economics and he was elected to Phi Beta Kappa. In 1969, he graduated from Harvard Law School, magna cum laude, where he was an editor of the Harvard Law Review. He was a lawyer with the law firm of Sidley Austin LLP, Chicago, Illinois, from June 1969 until April 1, 1983, as a partner since July 1975, specializing in commodities, securities, corporate and tax law. He was first associated with the Managing Owner in June 1976 and joined the Managing Owner and The Millburn Corporation (including its affiliates, Millburn Partners and CommInVest) on April 1, 1983 on a full-time basis. Mr. Crapple ceased his employment with The Millburn Corporation effective May 31, 2011 and his position as Co-Chief Executive Officer of the Managing Owner as of November 1, 2015. He became a partner in ShareInVest in April 1984. Mr. Crapple is a past Director, Member of the Executive Committee, Chairman of the Appeals Committee and a former Chairman of the Eastern Regional Business Conduct Committee of the NFA, past Chairman of the hedge fund industry group, the Managed Funds Association (the “MFA”), a former member of the Global Markets Advisory Committee of the CFTC and a former member of the board of directors of the Futures Industry Association. Mr. Crapple has also served as the Co-Chairman of each entity in Millburn International Group since inception. Mr. Crapple became listed as a Principal and registered as an Associated Person and Swap Associated Person of the Managing Owner effective September 13, 1984, April 2, 1988 and December 26, 2012, respectively. Additionally, he was listed as a Principal and registered as an Associated Person of The Millburn Corporation effective April 9, 1981 and May 23, 1989, respectively, until May 31, 2011. He was also listed as a Principal and registered as an Associated Person of ShareInVest effective February 20, 1986 until February 25, 2007.

Steven M. Felsenthal, age 48. Mr. Felsenthal is General Counsel and Chief Compliance Officer of the Managing Owner and The Millburn Corporation. Prior to joining the Managing Owner and its affiliates in January 2004, Mr. Felsenthal was a senior associate in the investment management group at the law firm of Schulte Roth & Zabel LLP (September 1999 to January 2004), where he represented and advised hedge funds, registered investment companies, investment advisers, broker-dealers and banks in connection with all facets of their asset management businesses, and a member of the tax department of the law firm of Kramer, Levin, Naftalis & Frankel LLP (October 1996 to September 1999). He graduated cum laude from Yeshiva University in 1991 with a B.A. in political science, and order of the coif from Fordham University School of Law in 1996, where he also served as an editor of the Fordham Environmental Law Journal. Mr. Felsenthal received an LL.M degree in taxation from NYU School of Law in 2001 and has written and been quoted in numerous published articles, and frequently speaks at conferences, on various topics related to investment management. Mr. Felsenthal is a member of the New York State Bar (since August 1997), a member of the NFA’s Compliance and Risk Committee (since May 2014), Vice Chair of MFA’s CTA, CPO and Futures Committee (since February 2017), a former member of the Steering Committee of the MFA’s Chief Compliance Officer Forum (June 2014 to December 2015), former Chairman of the MFA’s CPO/CTA Advisory Committee (November 2006 to June 2010) and former Co-Chairman of the Steering Committee of the MFA’s CPO/CTA Forum (June 2010 to January 2013), is currently a member of the Editorial Boards of the Journal of Securities Operations & Custody (formerly known as the Journal of Securities Law, Regulation and Compliance) (since February 2007) and the Journal of Financial Compliance (since August 2017) and a regular lecturer for the Regulatory Compliance Association’s Chief Compliance Officer University (since May 2009). Mr. Felsenthal has also served as General Counsel, Chief Compliance Officer and Secretary of each entity in Millburn International Group since inception. Mr. Felsenthal became listed as a Principal of the Managing Owner and The Millburn Corporation effective June 24, 2004. Mr. Felsenthal also served as General Counsel and Chief Compliance Officer of ShareInVest.

Mark B. Fitzsimmons, age 70. Mr. Fitzsimmons is a Senior Vice President of the Managing Owner and served in the same capacity at The Millburn Corporation until December 31, 2011. His responsibilities mainly involve business development. He joined the Managing Owner and its affiliates in January 1990 from the brokerage firm of Morgan Stanley & Co. Incorporated, a global financial services firm, where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm from October 1987 until January 1990. From September 1977 to October 1987, he was with the financial institution Chemical Bank New York Corporation (“Chemical”), first as a Senior Economist in Chemical’s Foreign Exchange Advisory Service and later as a Vice President and Manager of Chemical’s Corporate Trading Group. While at Chemical he also traded both foreign exchange and fixed income products. From September 1973 to September 1977, Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department. He graduated summa cum laude from the University of Bridgeport, Connecticut in 1970 with a B.S. degree in economics. His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973. Mr. Fitzsimmons became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the Managing Owner effective July 2, 1993, April 15, 2009, and March 8, 2013, respectively. Mr. Fitzsimmons was a listed Principal and registered Associated Person of The Millburn Corporation effective June 20, 1995 until December 31, 2011 and October 12, 1992 until December 31, 2011, respectively. Mr. Fitzsimmons was a partner in ShareInVest beginning in January 2000. He was also a listed Principal of ShareInVest effective May 19, 1999 until February 25, 2007.

Barry Goodman, age 60. Mr. Goodman is Co-Chief Executive Officer and Executive Director of Trading of the Managing Owner and The Millburn Corporation, and serves as a member of the Managing Owner’s Investment Committee. Mr. Goodman plays an integral role in business and product development, and in the strategic direction of the firm as a whole. Mr. Goodman joined the Managing Owner and The Millburn Corporation (including its affiliate, Millburn Partners) in November 1982 as Assistant Director of Trading and most recently thereafter served as Executive Vice President of the Managing Owner and The Millburn Corporation until November 1, 2015. His responsibilities include overseeing the firm’s trading operations and managing its trading relationships, as well as the design and implementation of trading systems. From September 1980 through October 1982, he was a commodity trader at the brokerage firm of E. F. Hutton & Co., Inc. (“E.F. Hutton”). At E.F. Hutton, he also designed and maintained various technical indicators and coordinated research projects pertaining to the futures markets. Mr. Goodman graduated magna cum laude from Harpur College of the State University of New York in 1979 with a B.A. in economics. Mr. Goodman has also served as President and a Director of each entity in Millburn International Group since inception. Mr. Goodman became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the Managing Owner effective December 19, 1991, May 23, 1989 and January 14, 2013, respectively. He also became listed as a Principal and registered as an Associated Person and a Swap Associated Person of The Millburn Corporation effective June 20, 1995, April 5, 1989, and March 8, 2013, respectively. He became a partner in ShareInVest in January 1994. Mr. Goodman was a listed Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Grant N. Smith, age 66. Mr. Smith is Co-Chief Executive Officer and Chief Investment Officer of the Managing Owner and The Millburn Corporation, and serves as a member of the Managing Owner’s Investment Committee. He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm. He received a B.S. degree from the Massachusetts Institute of Technology (“MIT”) in 1974 and an M.S. degree from MIT in 1975. While at MIT, he held several teaching and research positions in the computer science field and participated in various projects relating to database management. He joined the predecessor entity to The Millburn Corporation in June 1975, and has been continuously associated with the Managing Owner, The Millburn Corporation and their affiliates since that time. Mr. Smith served as the Executive Vice President of the Managing Owner and The Millburn Corporation until November 1, 2015, as the Director of Research of both such entities until May 31, 2016. He has also served as a Director of each entity in Millburn International Group since inception, where he, along with the other Directors of each of those entities, is responsible for its overall management. Mr. Smith became listed as a Principal and registered as an Associated Person and Swap Associated Person of the Managing Owner, effective December 19, 1991, April 15, 2009 and March 8, 2013, respectively. He became listed as a Principal and registered as an Associated Person and a Swap Associated Person of The Millburn Corporation effective June 20, 1995, May 21, 1992, and March 8, 2013, respectively. Mr. Smith also became a partner in ShareInVest in January 1994. He also was listed as a Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

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

Item 11. Executive Compensation

The Trust has no directors, officers or employees. None of the directors, officers or employees of the Managing Owner receive compensation from the Trust. The Managing Owner makes all investment decisions on behalf of the Trust. The Managing Owner receives monthly brokerage commissions of 0.5833 of 1% of the Trust’s net assets attributable to Series 1 Units (which is reduced to 0.542 of 1%, 0.5 of 1% or 0.458 of 1% of net assets for Series 1 Unitholders who invest amounts of $100,000, $500,000 or $1,000,000 or more, respectively, in the Trust and to 0.33 of 1% of Unitholders who invested through selling agent fee based accounts) and an annual profit share of 20% of any new trading profits (net of brokerage commissions and administrative expenses and excluding interest income). The Managing Owner receives a monthly management fee of 0.14583 of 1% of the Trust’s net assets attributable to Series 3 Units. The Managing Owner also receives a Series 3 profit share equal to 20% of any cumulative new trading profit of the Series 3 Units in the aggregate, determined as of the end of each calendar year. The Managing Owner receives a monthly management fee of 0.20833 of 1% of the Trust’s net assets attributable to Series 5 Units and a Series 5 profit share equal to 20% of any cumulative new trading profit of the Series 5 Units in the aggregate, determined as of the end of each calendar year. The annual profit share attributed to the Series 3 Units and Series 5 Units is calculated net of such Series respective management fees, execution and clearing costs, custodial fees, and ongoing offering and administrative expenses and excluding interest income.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)    Security Ownership of Certain Beneficial Owners

All of the Trust’s managing owner interest is held by the Managing Owner.

(b)    Security Ownership of Management

Under the terms of the Trust Agreement, the Trust’s affairs are managed by the Managing Owner, which has discretionary authority over the Trust’s trading. The Managing Owner’s managing owner interest was valued at $3,742,615 as of December 31, 2017, 1.77% of the Trust’s total capital.

(c)    Changes in Control

None.

(d)    Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

See “Item 11. Executive Compensation” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” The Trust allocated to the Managing Owner $11,717,034 (net of $745,218 Managing Owner commission rebate to Unitholders) in brokerage and custodial fees, $541,502 in management fees and $308,026 in profit share for the year ended December 31, 2017. The Managing Owner’s capital interest was allocated net income of $373,546 for the year ended December 31, 2017. The Managing Owner has paid certain administrative expenses to third-parties on behalf of the Trust, related to legal, accounting, auditing, printing, postage and similar administrative expenses, and has been or will be reimbursed without interest by the Trust. The Trust is prohibited from making any loans.

Item 14.    Principal Accountant Fees and Services

(1)           Audit Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Trust’s financial statements and reviews of the financial statements included in the quarterly reports on Form 10-Q and in connection with the statutory and regulatory filings for the years ended December 31, 2017 and 2016 were approximately $195,000 and $199,000, respectively.

(2)           Audit-Related Fees

The Trust did not engage Deloitte & Touche LLP for internal control consulting services.

(3)           Tax Fees

The Trust did not engage Deloitte & Touche LLP for professional services for tax compliance, advice or planning services.

(4)           All Other Fees

There were no other fees for the years ended December 31, 2017 and 2016.

(5)           Pre-Approval Policies

The board of directors of the Managing Owner pre-approves the engagement of the Trust’s auditor for all services to be provided by the auditor.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1)    Financial Statements

The following are included with the 2017 Annual Report to Security Holders, a copy of which is filed herewith as Exhibit 13.01.

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

(a)(3)    Exhibits as required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Designation	Description

13.01	2017 Annual Report to Security Holders

31.01	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.03	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.01	Section 1350 Certification of Principal Executive Officer

32.02	Section 1350 Certification of Principal Executive Officer

32.03	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

 The following exhibits are incorporated by reference from the exhibits of the same number and description filed with Post-Effective Amendment No. 3 to the Trust’s Registration Statement (File. No. 333-209445) filed on August 30, 2017 on Form S-1 under the Securities Act of 1933.

3.01	Certificate of Trust of Registrant (included as Schedule A to Exhibit A to the Prospectus).

3.03	Fifth Amended and Restated Declaration of Trust and Trust Agreement of Registrant (included in Exhibit A to the Prospectus).

10.01	Form of Subscription Agreement (included as Exhibit C to the Prospectus).

The following exhibits are incorporated by reference from the exhibits of the same number and description filed with the Trust’s Registration Statement (File. No. 333-209445) filed on February 9, 2016 on Form S-1 under the Securities Act of 1933.

1.01	Form of Selling Agreement.

10.02	Form of Services Agreement.

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2018.

GLOBAL MACRO TRUST

By:	Millburn Ridgefield Corporation,
Managing Owner

By:	/s/ Harvey Beker
Harvey Beker
Co-Chairman (Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Managing Owner of the Registrant and in the capacities and on the date indicated.

Title with
Signature	General Partner	Date

/s/ Harvey Beker	Co-Chairman	March 29, 2018
Harvey Beker	(Director)

/s/ George E. Crapple	Co-Chairman	March 29, 2018
George E. Crapple	(Director)

/s/ Barry Goodman	Co-Chief Executive Officer	March 29, 2018
Barry Goodman	(Principal Executive Officer)

/s/ Grant N. Smith	Co-Chief Executive Officer	March 29, 2018
Grant N. Smith	(Principal Executive Officer)

/s/ Gregg Buckbinder	President and Chief Financial Officer	March 29, 2018
Gregg Buckbinder	(Principal Financial Officer)

/s/ Michael W. Carter	Vice President	March 29, 2018
Michael W. Carter	(Principal Accounting Officer)

(Being the principal executive officers, the principal financial officer and principal accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

EXHIBIT INDEX

The following exhibits are included herewith

Designation	Description

13.01	2017 Annual Report to Security Holders

31.01	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.03	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.01	Section 1350 Certification of Principal Executive Officer

32.02	Section 1350 Certification of Principal Executive Officer

32.03	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

The following exhibits are incorporated by reference from the exhibits of the same number and description filed with Post-Effective Amendment No. 3 to the Trust’s Registration Statement (File. No. 333-209445) filed on August 30, 2017 on Form S-1 under the Securities Act of 1933.

3.01	Certificate of Trust of Registrant (included as Schedule A to Exhibit A to the Prospectus).

3.03	Fifth Amended and Restated Declaration of Trust and Trust Agreement of Registrant (included in Exhibit A to the Prospectus).

10.01	Form of Subscription Agreement (included as Exhibit C to the Prospectus).

The following exhibits are incorporated by reference from the exhibits of the same number and description filed with the Trust’s Registration Statement (File. No. 333-209445) filed on February 9, 2016 on Form S-1 under the Securities Act of 1933.

1.01	Form of Selling Agreement.

10.02	Form of Services Agreement.