Form 10-Q
period 2018-03-31
GLOBAL MACRO TRUST
filed 2018-05-14
CIK 1145765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:   March 31, 2018

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

Yes ☒          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a  smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
For the three months ended March 31, 2018 and 2017 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Trust Capital (b)	7
Statements of Financial Highlights (b)	9
Notes to the Financial Statements	10

(a) At March 31, 2018 and December 31, 2017 (unaudited)
(b) For the three months ended March 31, 2018 and 2017 (unaudited)

Global Macro Trust
Statements of Financial Condition (UNAUDITED)

	March 31, 2018	December 31, 2017
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes – at fair value
(amortized cost $24,574,296 and $43,712,747)	$24,544,290	$43,659,062
Net unrealized appreciation on open futures and
forward currency contracts	5,641,927	1,183,274
Due from brokers	1,536,260	231,309
Cash denominated in foreign currencies (cost $6,157,384
and $10,692,888)	6,241,283	10,970,398
Total equity in trading accounts	37,963,760	56,044,043

INVESTMENTS IN U.S. TREASURY NOTES – at fair value
(amortized cost $148,170,352 and $144,189,124)	147,938,594	143,988,170
CASH AND CASH EQUIVALENTS	14,240,925	23,212,966
ACCRUED INTEREST RECEIVABLE	446,069	505,305
TOTAL	$200,589,348	$223,750,484

LIABILITIES AND TRUST CAPITAL
LIABILITIES:
Subscriptions by Unitholders received in advance	$699,000	$1,420,900
Net unrealized depreciation on open forward currency contracts	572,627	4,213,545
Due to Managing Owner	56,730	-
Due to brokers	87,784	348,101
Accrued brokerage and custodial fees	855,634	942,175
Accrued management fees	46,923	47,179
Redemptions payable to Unitholders	5,525,710	3,468,963
Redemption payable to Managing Owner	-	1,308,811
Accrued expenses	212,215	155,246
Total liabilities	8,056,623	11,904,920

TRUST CAPITAL:
Managing Owner interest (3,120.690 and 3,072.023 units outstanding)	3,545,353	3,742,615
Series 1 Unitholders (133,722.207 and 139,480.782 units outstanding)	151,919,233	169,927,843
Series 3 Unitholders (19,798.338 and 19,430.096 units outstanding)	30,384,211	31,616,309
Series 4 Unitholders (3,535.240 and 3,286.212 units outstanding)	6,683,928	6,558,797
Total trust capital	192,532,725	211,845,564

TOTAL	$200,589,348	$223,750,484

NET ASSET VALUE PER UNIT OUTSTANDING:
Series 1 Unitholders	$1,136.08	$1,218.29
Series 3 Unitholders	$1,534.68	$1,627.18
Series 4 Unitholders	$1,890.66	$1,995.85

See notes to financial statements (unaudited)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
March 31, 2018

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	1.07%	$2,056,828
Grains	0.00	3,770
Interest rates:
2 Year U.S. Treasury Note (418 contracts, settlement date June 2018)	0.01	11,875
5 Year U.S. Treasury Note (222 contracts, settlement date June 2018)	0.06	106,367
10 Year U.S. Treasury Note (163 contracts, settlement date June 2018)	0.09	171,188
Other interest rates	1.77	3,416,770
Total interest rates	1.93	3,706,200

Metals	(0.79)	(1,517,951)
Softs	(0.01)	(12,690)
Stock indices	0.13	248,381
Total long futures contracts	2.33	4,484,538

Short futures contracts:
Energies	0.00	5,800
Grains	0.17	321,291
Interest rates	(0.07)	(133,440)
Livestock	0.01	18,320
Metals	0.46	901,205
Softs	0.08	145,546
Stock indices	(0.05)	(101,333)
Total short futures contracts	0.60	1,157,389
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	2.93	5,641,927

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.20)	(365,023)
Total short forward currency contracts	(0.10)	(207,604)
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	(0.30)	(572,627)

TOTAL	2.63%	$5,069,300

		(Continued)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
March 31, 2018
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$44,410,000	U.S. Treasury notes, 1.000%, 05/15/2018	23.05%	$44,376,172
42,960,000	U.S. Treasury notes, 1.000%, 08/15/2018	22.24	42,825,750
38,020,000	U.S. Treasury notes, 1.250%, 11/15/2018	19.66	37,842,524
48,000,000	U.S. Treasury notes, 0.750%, 02/15/2019	24.64	47,438,438
	Total investments in U.S. Treasury notes
	(amortized cost $172,744,648)	89.59%	$172,482,884

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2017

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	1.21%	$2,568,516
Grains	(0.00)	(5,320)
Interest rates:
2 Year U.S. Treasury Note (591 contracts, settlement date March 2018)	0.00	2,141
30 Year U.S. Treasury Bond (82 contracts, settlement date March 2018)	0.06	118,719
Other	(0.98)	(2,060,795)
Total interest rates	(0.92)	(1,939,935)

Metals	1.22	2,582,552
Softs	0.04	83,760
Stock indices	0.25	521,594
Total long futures contracts	1.80	3,811,167

Short futures contracts:
Energies	(0.13)	(266,670)
Grains	0.03	62,575
Interest rates	0.11	226,616
Livestock	(0.00)	(6,580)
Metals	(1.31)	(2,762,805)
Softs	(0.03)	(61,396)
Stock indices	(0.08)	(168,781)
Total short futures contracts	(1.41)	(2,977,041)
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	0.39	834,126

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	0.26	558,799
Total short forward currency contracts	(2.08)	(4,423,196)
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	(1.82)	(3,864,397)

TOTAL	(1.43)%	$(3,030,271)

		(Continued)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2017
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$52,100,000	U.S. Treasury notes, 1.000%, 02/15/2018	24.58%	$52,079,648
49,710,000	U.S. Treasury notes, 1.000%, 05/15/2018	23.44	49,646,893
48,260,000	U.S. Treasury notes, 1.000%, 08/15/2018	22.69	48,071,484
38,020,000	U.S. Treasury notes, 1.250%, 11/15/2018	17.87	37,849,207
	Total investments in U.S. Treasury notes
	(amortized cost $187,901,871)	88.58%	$187,647,232

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Statements of Operations (UNAUDITED)

	For the three months ended
	March 31, 2018	March 31, 2017
INVESTMENT INCOME:
Interest income	$620,115	$333,145

EXPENSES:
Brokerage and custodial fees	2,709,729	3,250,332
Administrative expenses	288,435	298,537
Custody fees and other expenses	9,206	10,918
Management fees	138,542	131,123
Total expenses	3,145,912	3,690,910

Managing Owner commission rebate to Unitholders	(177,189)	(191,820)

Net expenses	2,968,723	3,499,090

NET INVESTMENT LOSS	(2,348,608)	(3,165,945)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(19,705,693)	11,273,121
Foreign exchange translation	401,336	(41,627)
Net change in unrealized:
Futures and forward currency contracts	8,099,571	(1,157,609)
Foreign exchange translation	(193,611)	184,931
Net losses from U.S. Treasury notes:
Realized	(11,106)	-
Net change in unrealized	(7,125)	(73,942)
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)	(11,416,628)	10,184,874

NET INCOME (LOSS)	$(13,765,236)	$7,018,929
LESS PROFIT SHARE TO MANAGING OWNER	-	199,738
NET INCOME (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER	$(13,765,236)	$6,819,191

NET INCOME (LOSS) PER UNIT OUTSTANDING
Series 1 Unitholders	$(82.21)	$34.48
Series 2 Unitholders	$-	$48.54
Series 3 Unitholders	$(92.50)	$50.13
Series 4 Unitholders	$(105.19)	$83.56

See notes to financial statements (unaudited)		(Continued)

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the three months ended March 31, 2018:
							New Profit
	Series 1 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2018	$169,927,843	139,480.782	$31,616,309	19,430.096	$6,558,797	3,286.212	$-	-	$3,742,615	3,072.023	$211,845,564
Subscriptions	-	-	2,683,900	1,706.882	531,042	268.408	-	-	-	-	3,214,942
Redemptions	(6,666,191)	(5,854.307)	(2,060,673)	(1,338.640)	(35,681)	(19.380)	-	-	-	-	(8,762,545)
Addt'l units allocated *	-	95.732	-	-	-	-	-	-	-	48.667	-
Net loss	(11,342,419)	-	(1,855,325)	-	(370,230)	-	-	-	(197,262)	-	(13,765,236)
Trust capital at
March 31, 2018	$151,919,233	133,722.207	$30,384,211	19,798.338	$6,683,928	3,535.240	$-	-	$3,545,353	3,120.690	$192,532,725

Net asset value per unit outstanding
at March 31, 2018:	$1,136.08		$1,534.68		$1,890.66

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and the Managing Owner.											(Continued)

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the three months ended March 31, 2017:
									New Profit
	Series 1 Unitholders		Series 2 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2017	$189,583,168	158,499.560	$10,350	6.799	$23,999,362	15,531.699	$5,201,994	2,828.734	$-	-	$4,369,854	3,653.388	$223,164,728
Subscriptions	1,422,500	1,182.019	-	-	3,699,000	2,358.183	737,923	401.568	1,093	0.895	-	-	5,860,516
Redemptions	(8,156,599)	(6,717.357)	-	-	(2,600,624)	(1,633.289)	-	-	-	-	-	-	(10,757,223)
Addt'l units allocated *	-	101.985	-	-	-	-	-	-	-	0.005	-	58.982	-
Net income before profit
share to Managing Owner:	5,513,121	-	410	-	1,036,364	-	270,468	-	14	-	198,552	-	7,018,929
Managing Owner's profit share:	-	-	(80)	-	(199,658)	-	-	-	-	-	-	-	(199,738)
Trust capital at
March 31, 2017	$188,362,190	153,066.207	$10,680	6.799	$25,934,444	16,256.593	$6,210,385	3,230.302	$1,107	0.900	$4,568,406	3,712.370	$225,087,212

Net asset value per unit outstanding
at March 31, 2017:	$1,230.59		$1,570.82		$1,595.32		$1,922.54

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and the Managing Owner.

See notes to financial statements (unaudited)													(Concluded)

Global Macro Trust
Statements of Financial Highlights (UNAUDITED)

For the three months ended March 31:	2018			2017
	Series 1	Series 3	Series 4	Series 1	Series 2	Series 3	Series 4
Net income (loss) from operations:
Net investment gain (loss)	$ (16.24)	$ (5.39)	$ 1.67	$ (19.22)	$ (9.44)	$ (8.59)	$ (0.82)
Net realized and unrealized gains (losses) on trading of futures and forward currency contracts	(65.86)	(86.98)	(106.69)	54.08	70.18	71.37	85.06
Net losses from U.S. Treasury obligations	(0.11)	(0.13)	(0.17)	(0.38)	(0.51)	(0.61)	(0.68)
Profit share allocated to Managing Owner	0.00	0.00	0.00	0.00	(11.69)	(12.04)	0.00
Net income (loss) per unit	$ (82.21)	$ (92.50)	$ (105.19)	$ 34.48	$ 48.54	$ 50.13	$ 83.56

Net asset value per unit, beginning of period	1,218.29	1,627.18	1,995.85	1,196.11	1,522.28	1,545.19	1,838.98

Net asset value per unit, end of period	$ 1,136.08	$ 1,534.68	$ 1,890.66	$ 1,230.59	$ 1,570.82	$ 1,595.32	$ 1,922.54
Total return and ratios for the three months ended March 31:	2018			2017
	Series 1	Series 3	Series 4	Series 1	Series 2	Series 3	Series 4
RATIOS TO AVERAGE CAPITAL:
Net investment gain (loss) (a)	(5.67)%	(1.40)%	0.35%	(6.34)%	(2.44)%	(2.19)%	(0.17)%
Total expenses (a)	6.91%	2.64%	0.88%	6.92%	3.02%	2.78%	0.76%
Profit share allocation (b)	0.00	0.00	0.00	0.00	0.76	0.77	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	6.91%	2.64%	0.88%	6.92%	3.78%	3.55%	0.76%
Total return before profit share allocation (b)	(6.75)%	(5.68)%	(5.27)%	2.88%	3.95%	4.01%	4.54%
Less: Profit share allocation (b)	0.00	0.00	0.00	0.00	0.76	0.77	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	(6.75)%	(5.68)%	(5.27)%	2.88%	3.19%	3.24%	4.54%
(a) Annualized
(b) Not annualized

See notes to financial statements (unaudited)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Global Macro Trust’s (the “Trust”) financial condition at March 31, 2018 and December 31, 2017 (unaudited) and the results of its operations for the three months ended March 31, 2018 and 2017 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2017. The December 31, 2017 information has been derived from the audited financial statements as of December 31, 2017.

With the effectiveness of the Trust’s Registration Statement on August 12, 2009, the Trust began to offer Series 2, Series 3 and Series 4 Units. The only Units offered prior to such date were the Series 1 Units.

Previously offered Series 1 Units and Series 2 Units are no longer being offered by the Trust, and as of August 31, 2017, all Series 2 Units issued by the Trust have been redeemed.

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

There have been no material changes with respect to the Trust's critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Trust's Annual Report on Form 10-K for fiscal year 2017.

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

During the three months ended March 31, 2018 and 2017, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Trust’s investments by hierarchical level as of March 31, 2018 and December 31, 2017 in valuing the Trust’s investments at fair value. At March 31, 2018 and December 31, 2017, the Trust held no assets or liabilities classified in Level 3.

Financial Assets and Liabilities at Fair Value as of March 31, 2018

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$172,482,884	$-	$172,482,884
Short-term money market fund*	14,021,564	-	14,021,564
Exchange-traded futures contracts
Energies	2,062,628	-	2,062,628
Grains	325,061	-	325,061
Interest rates	3,572,760	-	3,572,760
Livestock	18,320	-	18,320
Metals	(616,746)	-	(616,746)
Softs	132,856	-	132,856
Stock indices	147,048	-	147,048

Total exchange-traded futures contracts	5,641,927	-	5,641,927

Over-the-counter forward currency contracts	-	(572,627)	(572,627)

Total futures and forward currency contracts (2)	5,641,927	(572,627)	5,069,300

Total financial assets at fair value	$192,146,375	$(572,627)	$191,573,748

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$24,544,290
Investments in U.S. Treasury notes held in custody			147,938,594
Total investments in U.S. Treasury notes			$172,482,884

(2)
Net unrealized appreciation on open futures and forward currency contracts			$5,641,927
Net unrealized depreciation on open futures and forward currency contracts			(572,627)
Total net unrealized appreciation on open futures and forward currency contracts			$5,069,300

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial Assets and Liabilities at Fair Value as of December 31, 2017

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$187,647,232	$-	$187,647,232
Short-term money market fund*	22,962,966	-	22,962,966
Exchange-traded futures contracts
Energies	2,301,846	-	2,301,846
Grains	57,255	-	57,255
Interest rates	(1,713,319)	-	(1,713,319)
Livestock	(6,580)	-	(6,580)
Metals	(180,253)	-	(180,253)
Softs	22,364	-	22,364
Stock indices	352,813	-	352,813

Total exchange-traded futures contracts	834,126	-	834,126

Over-the-counter forward currency contracts	-	(3,864,397)	(3,864,397)

Total futures and forward currency contracts (2)	834,126	(3,864,397)	(3,030,271)

Total financial assets at fair value	$211,444,324	$(3,864,397)	$207,579,927

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$43,659,062
Investments in U.S. Treasury notes held in custody			143,988,170
Total investments in U.S. Treasury notes			$187,647,232

(2)
Net unrealized appreciation on open futures and forward currency contracts			$1,183,274
Net unrealized depreciation on open futures and forward currency contracts			(4,213,545)
Total net unrealized appreciation on open futures and forward currency contracts			$(3,030,271)

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

The Trust engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Trust at March 31, 2018, by market sector:

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

See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional derivative-related information.

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at March 31, 2018 and December 31, 2017. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at March 31, 2018

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$2,059,908	$(3,080)	$8,680	$(2,880)	$2,062,628
Grains	28,498	(24,728)	329,575	(8,284)	325,061
Interest rates	3,744,659	(38,459)	702	(134,142)	3,572,760
Livestock	-	-	23,320	(5,000)	18,320
Metals	21,901	(1,539,852)	997,605	(96,400)	(616,746)
Softs	1,685	(14,375)	152,768	(7,222)	132,856
Stock indices	1,067,122	(818,741)	900	(102,233)	147,048

Total futures contracts	6,923,773	(2,439,235)	1,513,550	(356,161)	5,641,927

Forward currency contracts	1,327,859	(1,692,882)	1,133,898	(1,341,502)	(572,627)

Total futures and
forward currency contracts	$8,251,632	$(4,132,117)	$2,647,448	$(1,697,663)	$5,069,300

Fair Value of Futures and Forward Currency Contracts at December 31, 2017

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$2,574,139	$(5,623)	$81,960	$(348,630)	$2,301,846
Grains	-	(5,320)	115,675	(53,100)	57,255
Interest rates	378,696	(2,318,631)	285,175	(58,559)	(1,713,319)
Livestock	-	-	1,260	(7,840)	(6,580)
Metals	2,596,495	(13,943)	5,056	(2,767,861)	(180,253)
Softs	85,170	(1,410)	11,813	(73,209)	22,364
Stock indices	1,859,712	(1,338,118)	247,718	(416,499)	352,813

Total futures contracts	7,494,212	(3,683,045)	748,657	(3,725,698)	834,126

Forward currency contracts	1,857,705	(1,298,906)	712,658	(5,135,854)	(3,864,397)

Total futures and
forward currency contracts	$9,351,917	$(4,981,951)	$1,461,315	$(8,861,552)	$(3,030,271)

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three months ended March 31, 2018 and 2017 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below:

Trading gains (losses) of futures and forward currency contracts for the three months ended March 31, 2018 and 2017

	Three months ended:	Three months ended:
Sector	March 31, 2018	March 31, 2017

Futures contracts:
Energies	$529,267	$(1,017,651)
Grains	(594,972)	(489,016)
Interest rates	1,748,036	67,959
Livestock	56,700	(92,110)
Metals	(371,533)	56,990
Softs	307,072	184,670
Stock indices	(11,668,076)	10,801,645

Total futures contracts	(9,993,506)	9,512,487

Forward currency contracts	(1,612,616)	603,025

Total futures and forward currency contracts	$(11,606,122)	$10,115,512

The following table presents average notional value by sector in U.S. dollars of open futures and forward currency contracts for the three months ended March 31, 2018 and 2017. The Trust’s average net asset value for the three months ended March 31, 2018 and 2017 was approximately $200,000,000 and $227,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the three months ended March 31, 2018 and 2017

	2018		2017
Sector	Long Positions	Short Positions	Long Positions	Short Positions

Futures contracts:
Energies	$59,152,796	$4,223,920	$7,957,082	$10,158,136
Grains	2,379,180	13,428,560	158,300	17,098,915
Interest rates	471,868,047	39,594,126	401,596,132	5,150,911
Livestock	-	1,091,705	41,230	599,760
Metals	12,054,830	20,296,669	15,380,613	8,560,185
Softs	1,797,443	2,687,451	525,363	5,426,613
Stock indices	160,537,368	18,579,910	172,686,395	14,532,403

Total futures
contracts	707,789,664	99,902,341	598,345,115	61,526,923

Forward currency
contracts	60,268,098	119,477,899	77,486,709	140,104,485

Total average
notional	$768,057,762	$219,380,240	$675,831,824	$201,631,408

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at March 31, 2018 and 2017. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the Managing Owner believes it is a more meaningful representation of notional values of the Trust’s open interest rate positions.

The customer agreements between the Trust, the futures clearing brokers including Deutsche Bank Securities Inc. (a wholly owned subsidiary of Deutsche Bank AG) and SG Americas Securities, LLC., as well as the FX prime broker, Deutsche Bank AG, and the swap dealer, Morgan Stanley & Co., LLC, gives the Trust the legal right to net unrealized gains and losses on open futures and foreign currency contracts. The Trust netted, for financial reporting purposes, the unrealized gains and losses on open futures and forward currency contracts on the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” were met.

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition at March 31, 2018 and December 31, 2017.

Offsetting of derivative assets and liabilities at March 31, 2018

	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Assets
Futures contracts
Counterparty C	$4,162,010	$(455,612)	$3,706,398
Counterparty I	4,275,313	(2,339,784)	1,935,529

Total assets	$8,437,323	$(2,795,396)	$5,641,927
			(Continued)

	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Liabilities
Forward currency contracts
Counterparty G	$1,200,021	$(989,526)	$210,495
Counterparty H	1,834,363	(1,472,231)	362,132

Total liabilities	$3,034,384	$(2,461,757)	$572,627
			(Concluded)

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$3,706,398	$-	$(3,706,398)	$-
Counterparty I	1,935,529	-	(1,935,529)	-

Total	$5,641,927	$-	$(5,641,927)	$-

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount

Counterparty G	$210,495	$-	$(210,495)	$-
Counterparty H	362,132	-	(362,132)	-

Total	$572,627	$-	$(572,627)	$-
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
(2) Collateral disclosed is limited to an amount not to exceed 100% of the net amount of liabilities presented in the Statement of Financial
Condition for each respective counterparty.
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of March 31, 2018.

Offsetting of derivative assets and liabilities at December 31, 2017

	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Assets
Futures contracts
Counterparty C	$2,789,663	$(1,606,389)	$1,183,274

Total assets	$2,789,663	$(1,606,389)	$1,183,274

	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Liabilities
Futures contracts
Counterparty I	$5,802,354	$(5,453,206)	$349,148
Total futures contracts	5,802,354	(5,453,206)	349,148

Forward currency contracts
Counterparty G	2,732,822	(1,041,485)	1,691,337
Counterparty H	3,701,938	(1,528,878)	2,173,060
Total forward currency contracts	6,434,760	(2,570,363)	3,864,397

Total liabilities	$12,237,114	$(8,023,569)	$4,213,545

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$1,183,274	$-	$(1,183,274)	$-

Total	$1,183,274	$-	$(1,183,274)	$-
				(Continued)

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount

Counterparty G	$1,691,337	$-	$(1,691,337)	$-
Counterparty H	2,173,060	-	(2,173,060)	-
Counterparty I	349,148	-	(349,148)	-

Total	$4,213,545	$-	$(4,213,545)	$-

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
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of December 31, 2017.
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

A significant portion of the Trust’s forward currency trading activities are cleared by Deutsche Bank AG (“DB”) and Morgan Stanley & Co. LLC (“MS”). The Trust’s concentration of credit risk associated with DB or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition, plus the value of margin or collateral held by DB and MS. The amount of such credit risk was $8,618,168 and  $16,475,923 at March 31, 2018 and December 31, 2017, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three months ended March 31, 2018 and 2017. Profit share earned (from Unitholders' redemptions) is credited to the New Profit Memo Account as defined in the Trust’s Declaration of Trust and Trust Agreement (the “Trust Agreement”).

	Three months ended:
	March 31,	March 31,
	2018	2017
Profit share earned	$-	$1,093
Profit share accrued	-	198,645
Total profit share	$-	$199,738

5. RELATED PARTY TRANSACTIONS

The Trust pays all routine expenses, such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee's fees, the charges of an outside accounting services agency and the expenses of updating the Trust's Prospectus), as well as extraordinary costs. At March 31, 2018 and December 31, 2017, The Managing Owner is owed  $56,730 and $0, respectively, from the Trust in connection with such expenses it has paid on the Trust’s behalf (and is included in “Due to Managing Owner” in the Statements of Financial Condition).

Series 1 Unitholders who redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the Managing Owner. There was no redemption charge payable at March 31, 2018 or December 31, 2017.

6. FINANCIAL HIGHLIGHTS

Per unit operating performance for Series 1, Series 2, Series 3 and Series 4 Units is calculated based on Unitholders’ Trust capital for each Series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of Units during the period. Weighted average number of Units for each Series is detailed below:

	Three months ended March 31,		Date of first issuance
	2018	2017

Series 1	138,330.697	157,108.874	July 23, 2001
Series 2	-	6.797	April 1, 2010
Series 3	20,525.772	16,580.345	September 1, 2009
Series 4	3,508.958	3,160.063	November 1, 2010

7. BROKERAGE AND CUSTODIAL FEES

 Per the Trust agreement, selling agents are prohibited from receiving amounts in excess of 9.5% of the gross offering proceeds of Series 1 units sold subsequent to August 12, 2009. During the three months ended March 31, 2018 and 2017, the Managing Owner rebated to the Trust for the benefit of all holders of Series 1 Units, all amounts that would have otherwise been due to selling agents but for the 9.5% cap. Further, in certain cases, there are Series 1 units that remain outstanding, where there is no longer a selling agent associated with such units. Beginning in August 2014, the Managing Owner rebated such amounts to the Trust for the benefit of all holders of Series 1 Units. The total amounts rebated to the Trust for both of these items, included in “Brokerage and custodial fees” in the Statements of Operations, were as follows:

	Three months ending March 31,
	2018	2017

Brokerage fee rebates	$ 177,189	$ 191,820

8. SUBSEQUENT EVENTS

During the period from April 1, 2018 to May 14, 2018, subscriptions of $1,044,612 were made to the Trust and redemptions of $3,622,803 were made from the Trust. The Managing Owner has performed its evaluation of subsequent events from April 1, 2018 to May 14, 2018, the date this form 10-Q was filed. Based on such evaluation, no further events were discovered that required disclosure or adjustment to the financial statements.

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

During its operations for the three months ended March 31, 2018, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

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

Period ended March 31, 2018

Month Ending:	Total Trust Capital

March 31, 2018	$192,532,725
December 31, 2017	211,845,564

Three Months ended
Change in Trust Capital	$(19,312,839)
Percent Change	(9.12)%

THREE MONTHS ENDED MARCH 31, 2018

The decrease in the Trust’s net assets of $19,312,839 for the three months ended March 31, 2018 was attributable to net loss of $13,765,236 and redemptions of $8,762,545 which were partially offset by subscriptions of $3,214,942.

Brokerage and custodial fees are calculated on the net asset value of the Series 1Units on the last day of each month and are affected by trading performance, subscriptions and redemptions.  Brokerage and custodial fees for the three months ended March 31, 2018 decreased $525,972 (net of the Managing Owner commission rebate to Unitholders) relative to the corresponding period in 2017 due to a decrease in the Trust’s net assets attributable to Series 1 Units.

Management fees are calculated on the net asset value of Series 3 units on the last day of each month and are affected by the trading performance, subscriptions and redemptions. Management fees for the three months ended March 31, 2018 increased $7,419 relative to the corresponding period in 2017 due to mainly an increase in Series 3 net assets which were partially offset by a decrease in the management fee rate.

Administrative expenses for the three months ended March 31, 2018 decreased $10,102 relative to the corresponding period in 2017. The decrease was due mainly to a decrease in the Trust’s net assets during the three months ended March 31, 2018 relative to the corresponding period in 2017.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian.  Interest income for the three months ended March 31, 2018 increased $286,970 relative to the corresponding period in 2017.  This increase was due predominantly to an increase in short-term U.S. Treasury yields during the three months ended March 31, 2018.

During the three months ended March 31, 2018, the Trust experienced net realized and unrealized losses of $11,416,628 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage and custodial fees of $2,709,729, administrative expenses of $288,435, custody fees and other expenses of $9,206 and management fees of $138,542 were incurred. Interest income of $620,115 and Managing Owner commission rebate to Unitholders of $177,189 partially offset the Trust's expenses, resulting in net loss after profit share to the Managing Owner of $13,765,236. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	(0.80)%
Energies	0.28%
Grains	(0.30)%
Interest rates	1.02%
Livestock	0.02%
Metals	(0.19)%
Softs	0.13%
Stock indices	(5.65)%

Trading loss	(5.49)%

MANAGEMENT DISCUSSION –2018

Three months ended March 31, 2018

The Trust was unprofitable during the quarter almost entirely due to losses from trading global stock index futures. Elsewhere, profits from trading interest rate, energy, soft commodity and livestock futures were largely offset by losses from trading currency forwards, and grain and metal futures.

Against a background of synchronized global growth and expanding corporate profits, stocks reached overbought levels during the sharp price run-up in early 2018. Subsequently, equity markets were weighed down by a series of worries including: reports suggesting an acceleration of U.S. wages and inflation combined with increased fiscal deficit spending could prompt the Federal Reserve (the “Fed”) to raise interest rates faster and further than previously anticipated; increased equity market volatility globally as the “central bank put” was removed from market psychology; the rising threat of a trade war; a first quarter slowdown in global growth momentum; and unsettled political conditions in the U.S., Germany and the U.K. Importantly, the tech sector, which has led the equity rally of recent years, was negatively impacted by the Facebook data breach, by the influence of the first autonomous car fatalities on the stock prices of Uber, Nvidia, and Tesla, by Moody’s downgrade of Tesla and by President Trump’s tweets about Amazon. As a result, equity markets fell sharply in volatile trading from their late January highs to the end of March. For example, the S&P 500 and EAFE equity indices fell nearly 10% from those peaks. Short VIX trades were the largest contributor to the Partnership’s equity sector losses during the quarter as this market saw an historic spike in prices caused by the sudden February selloff in equity markets, the increase in volatility, and the resulting liquidation of two short volatility exchange traded notes. Long positions in European, British, Japanese, Australian, Canadian, and U.S equity futures also generated losses. There were also losses from countertrend short positions in U.S. equity futures that were triggered by short term trading systems during the rapid equity price gains in January. On the other hand, long positions in Chinese, Hong Kong and Taiwanese stock futures were slightly profitable.

Interest rate futures were buffeted by conflicting forces during the quarter. At the start of the year, signs of strengthening global growth, evidence of rising wages and inflation in the U.S., and indications that major central banks, including the Fed, the European Central Bank (the “ECB”), and Bank of Japan, were pulling back on monetary accommodation led to rising interest rates and falling prices of interest rate futures. Later in the quarter, however, the threat of a trade war, increased equity market volatility globally, subdued actual inflation statistics, and a first quarter slowdown in global growth momentum generated solid demand for government securities, contributing to rising futures prices. Strong demand from central banks, pension funds and insurance related buyers for high quality government debt with attractive yields added to the price rallies.  Meanwhile, in Japan, the February reappointment of Hiroki Kuroda to a second term as Bank of Japan Governor underpinned demand for Japanese government bonds. Ultimately, long positions in German, French, Italian, Canadian and Japanese interest rate futures were profitable. Trading of U.S. interest rate futures, though mixed, was also profitable. Long U.S. 2- and 5-year note trades were unprofitable in January, while a long 10-year note position was profitable in March. Also, a short euro-dollar trade was quite profitable in January as rates rose, while a long euro-dollar trade posted a small gain in March as rates declined. Meanwhile trading of British interest rate futures was fractionally negative.

Energy prices were volatile during the quarter, but energy trading was marginally profitable. For example, Brent crude prices climbed over $70 per barrel in January as the Organization of the Petroleum Exporting Countries (“OPEC”)/non-OPEC production control agreement and rising global demand continued to drag down inventories. A weaker U.S. dollar early in 2018 also boosted energy prices. Then prices plunged to under $63/barrel in mid-February due to the depressive impacts from the shale revolution and some worries about a slowing in global growth. From then to quarter end the price ratcheted up above $70 per barrel again in response to rising geopolitical anxiety. The hawkish appointments by President Trump of Mike Pompeo as U.S. Secretary of State and John Bolton as National Security Advisor heightened concern about the continuation of the

2015 Iran Nuclear Deal, and hence, about supplies of Iranian oil to the global market. For the quarter, the profits on long positions in Brent and WTI crude slightly outweighed the losses on long positions in RBOB gasoline, heating oil, and London gas oil. A short natural gas position was also slightly negative as unusually severe winter weather underpinned natural gas prices.

A short sugar trade was profitable as prices declined as world sugar production hit record highs in the wake surging supplies from India and Thailand. A short coffee position was also profitable. Meanwhile, a short cocoa trade produced a partially offsetting loss as dry weather in western Africa and demand increases from Europe and Asia supported prices.

Currency trading was unprofitable during the quarter. The U.S. dollar index, after falling about 4% during January, was range-bound thereafter. Long U.S. dollar positions against the currencies of Japan, Switzerland, Australia, New Zealand and Norway posted losses as the U.S. dollar displayed surprising weakness in January. Deterioration in the political environment in the U.S. and relatively stronger growth abroad weighed on the U.S. dollar even as interest rates rose in America. Later in the quarter as the U.S. dollar bounced off its lows, short U.S. dollar trades against the Swedish krona, Turkish lira and Brazilian real posted small losses. A cut in the official interest rate by Brazil’s central bank, a persistently negative official short term rate in Sweden, and worsening inflation and trade balance data from Turkey also influenced these losses. Trading the Canadian dollar was also unprofitable. On the other hand, long positions in the Mexican peso, Columbian peso and euro were profitable as the U.S. dollar weakened early in the quarter. A short British pound trade was also profitable due to Brexit concerns.

Early in the period, drought concerns in Argentina and the U.S. pushed grain prices higher despite the persistence of large inventories. However, later in the quarter, worries about a trade war with China weighed heavily on grain prices. Overall, losses on short soybean, corn and wheat trades early on and from long soybean and corn trades late in the period fractionally outdistanced the profits from a long soybean meal trade in January and February and a short wheat trade in March.

Metal trading was marginally negative for the quarter as losses from trading copper and aluminum outweighed the profit from a short silver position.

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

Brokerage and custodial fees are calculated on the net asset value of the Series 1 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions.  Brokerage and custodial fees for the three months ended March 31, 2017 decreased $48,172 (net of the Managing Owner commission rebate to Unitholders) relative to the corresponding period in 2016 due to a decrease in the Series 1 Trust’s net assets.

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

CONTRACTUAL OBLIGATIONS

The Trust does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Trust’s sole business is trading futures, forward currency, spot, option and swap contracts, both long (contracts to buy) and short (contacts to sell). The Trust may also engage in trading swaps. All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Trust for less than four months before being offset or rolled over into new contracts with similar maturities. The Trust’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Trust’s open futures and forward currency contracts, both long and short, at March 31, 2018.

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

The Trust's Trading Value at Risk in Different Market Sectors

The following table indicates average trading Value at Risk associated with the Trust's open positions by market category for the quarter ended March 31, 2018. During the three months ended March 31, 2018, the Trust's average total capitalization was approximately $200,000,000.

Sector	Average value at risk	% of Average Capitalization	High value at risk	Low value at risk
Currencies	$4.4	2.2%	$4.4	$4.4
Energies	2.3	1.2%	2.3	2.3
Grains	0.4	0.2%	0.4	0.4
Interest rates	6.2	3.1%	6.2	6.2
Livestock	0.0	0.0%	0.0	0.0
Metals	0.9	0.4%	0.9	0.9
Softs	0.3	0.1%	0.3	0.3
Stock indices	7.2	3.6%	7.2	7.2
	$21.7	10.8%

Average, Value at Risk amounts relate to the quarter-end amounts for the three months ended March 31, 2018. Average capitalization is the average of the Trust's approximate capitalization at the end of each of the three months ended March 31, 2018. Dollar amounts represent millions of dollars.

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

ITEM 4. CONTROLS AND PROCEDURES

The Managing Owner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Trust as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the Managing Owner’s internal controls over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Managing Owner’s internal controls over financial reporting with respect to the Trust.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

THE FAILURE OF COMPUTER SYSTEMS COULD RESULT IN LOSSES FOR THE TRUST

The strategies of the Managing Owner are dependent to a significant degree on the receipt of timely and accurate market data from third parties including, but not limited to, exchanges and clearing houses, futures commission merchants, prime brokers and other market counterparties and service providers. The receipt of inaccurate data or the failure to receive data in a timely manner could disrupt the Trust’s trading and cause the Trust to experience significant trading losses or miss opportunities for profitable trading.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS

(a)	There have been no sales of unregistered securities of the Trust during the three months ended March 31, 2018

(b)

Pursuant to the Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding and Units are not reissued once redeemed.

The following table summarizes the redemptions by Unitholders during the three months ended March 31, 2018.

	Series 1		Series 3		Series 4
Date of Redemption	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit

January 31, 2018	1,005.709	$1,187.58	146.342	$1,592.14	-	$1,955.72
February 28, 2018	1,520.679	1,112.05	55.294	1,496.51	19.380	1,840.94
March 31, 2018	3,327.919	1,136.08	1,137.004	1,534.68	-	1,890.66
Total	5,854.307		1,338.640		19.380

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
Managing Owner

Date: May 14, 2018
/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)