Form 10-Q
period 2018-06-30
GLOBAL MACRO TRUST
filed 2018-08-13
CIK 1145765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:   June 30, 2018

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
For the three and six months ended June 30, 2018 and 2017 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Trust Capital (c)	8
Statements of Financial Highlights (b)	10
Notes to the Financial Statements	12

(a) At June 30, 2018 and December 31, 2017 (unaudited)
(b) For the three and six months ended June 30, 2018 and 2017 (unaudited)
(c) For the six months ended June 30, 2018 and 2017 (unaudited)

Global Macro Trust
Statements of Financial Condition (UNAUDITED)

	June 30, 2018	December 31, 2017
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes – at fair value
(amortized cost $24,620,939 and $43,712,747)	$24,602,337	$43,659,062
Net unrealized appreciation on open futures and
forward currency contracts	5,458,074	1,183,274
Due from brokers	7,258,489	231,309
Cash denominated in foreign currencies (cost $7,245,545
and $10,692,888)	7,100,600	10,970,398
Total equity in trading accounts	44,419,500	56,044,043

INVESTMENTS IN U.S. TREASURY NOTES – at fair value
(amortized cost $139,063,006 and $144,189,124)	138,930,910	143,988,170
CASH AND CASH EQUIVALENTS	9,642,268	23,212,966
ACCRUED INTEREST RECEIVABLE	382,159	505,305
TOTAL	$193,374,837	$223,750,484

LIABILITIES AND TRUST CAPITAL
LIABILITIES:
Subscriptions by Unitholders received in advance	$882,500	$1,420,900
Net unrealized depreciation on open forward currency contracts	376,487	4,213,545
Due to Managing Owner	175,898	-
Due to brokers	3,536,461	348,101
Accrued brokerage and custodial fees	800,971	942,175
Accrued management fees	44,897	47,179
Redemptions payable to Unitholders	2,767,894	3,468,963
Redemption payable to Managing Owner	-	1,308,811
Accrued expenses	121,153	155,246
Accrued profit share	532	-
Total liabilities	8,706,793	11,904,920

TRUST CAPITAL:
Managing Owner interest (3,170.360 and 3,072.023 units outstanding)	3,623,531	3,742,615
Series 1 Unitholders (125,818.664 and 139,480.782 units outstanding)	143,803,092	169,927,843
Series 3 Unitholders (19,276.389 and 19,430.096 units outstanding)	30,103,427	31,616,309
Series 4 Unitholders (3,553.549 and 3,286.212 units outstanding)	6,866,693	6,558,797
Series 5 Unitholders (178.494 and 0 units outstanding)	271,301	-
Total trust capital	184,668,044	211,845,564

TOTAL	$193,374,837	$223,750,484

NET ASSET VALUE PER UNIT OUTSTANDING:
Series 1 Unitholders	$1,142.94	$1,218.29
Series 3 Unitholders	$1,561.67	$1,627.18
Series 4 Unitholders	$1,932.35	$1,995.85
Series 5 Unitholders	$1,519.94	$-

See notes to financial statements (unaudited)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
June 30, 2018

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	1.60%	$2,963,830
Grains	(0.00)	(363)
Interest rates:
2 Year U.S. Treasury Note (392 contracts, settlement date September 2018)	0.02	31,437
5 Year U.S. Treasury Note (420 contracts, settlement date September 2018)	0.04	81,273
10 Year U.S. Treasury Note (140 contracts, settlement date September 2018)	0.04	67,750
30 Year U.S. Treasury Bond (56 contracts, settlement date September 2018)	0.05	92,125
Other interest rates	1.20	2,223,177
Total interest rates	1.35	2,495,762

Livestock	0.00	8,040
Metals	(0.71)	(1,345,907)
Softs	(0.01)	(12,385)
Stock indices	(0.47)	(865,478)
Total long futures contracts	1.76	3,243,499

Short futures contracts:
Energies	0.01	12,260
Grains	0.33	606,723
Interest rates	(0.00)	(8,297)
Livestock	(0.00)	(1,040)
Metals	0.50	925,869
Softs	0.02	29,022
Stock indices	(0.14)	(222,511)
Total short futures contracts	0.72	1,342,026
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	2.48	4,585,525

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.55)	(1,014,349)
Total short forward currency contracts	0.82	1,510,411
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	0.27	496,062

TOTAL	2.75%	$5,081,587

		(Continued)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
June 30, 2018
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$42,960,000	U.S. Treasury notes, 1.000%, 08/15/2018	23.24%	$42,915,530
38,020,000	U.S. Treasury notes, 1.250%, 11/15/2018	20.53	37,912,326
39,200,000	U.S. Treasury notes, 0.750%, 02/15/2019	21.04	38,847,047
44,410,000	U.S. Treasury notes, 0.875%, 05/15/2019	23.75	43,858,344
	Total investments in U.S. Treasury notes
	(amortized cost $163,683,945)	88.56%	$163,533,247

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2017

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	1.21%	$2,568,516
Grains	(0.00)	(5,320)
Interest rates:
2 Year U.S. Treasury Note (591 contracts, settlement date March 2018)	0.00	2,141
30 Year U.S. Treasury Bond (82 contracts, settlement date March 2018)	0.06	118,719
Other	(0.98)	(2,060,795)
Total interest rates	(0.92)	(1,939,935)

Metals	1.22	2,582,552
Softs	0.04	83,760
Stock indices	0.25	521,594
Total long futures contracts	1.80	3,811,167

Short futures contracts:
Energies	(0.13)	(266,670)
Grains	0.03	62,575
Interest rates	0.11	226,616
Livestock	(0.00)	(6,580)
Metals	(1.31)	(2,762,805)
Softs	(0.03)	(61,396)
Stock indices	(0.08)	(168,781)
Total short futures contracts	(1.41)	(2,977,041)
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	0.39	834,126

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	0.26	558,799
Total short forward currency contracts	(2.08)	(4,423,196)
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	(1.82)	(3,864,397)

TOTAL	(1.43)%	$(3,030,271)

		(Continued)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2017
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$52,100,000	U.S. Treasury notes, 1.000%, 02/15/2018	24.58%	$52,079,648
49,710,000	U.S. Treasury notes, 1.000%, 05/15/2018	23.44	49,646,893
48,260,000	U.S. Treasury notes, 1.000%, 08/15/2018	22.69	48,071,484
38,020,000	U.S. Treasury notes, 1.250%, 11/15/2018	17.87	37,849,207
	Total investments in U.S. Treasury notes
	(amortized cost $187,901,871)	88.58%	$187,647,232

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Statements of Operations (UNAUDITED)

	For the three months ended
	June 30, 2018	June 30, 2017
INVESTMENT INCOME:
Interest income	$714,975	$406,890

EXPENSES:
Brokerage and custodial fees	2,543,835	3,158,874
Administrative expenses	279,926	299,314
Custody fees and other expenses	8,964	10,272
Management fees	136,631	133,021
Total expenses	2,969,356	3,601,481

Managing Owner commission rebate to Unitholders	(164,321)	(195,331)

Net expenses	2,805,035	3,406,150

NET INVESTMENT LOSS	(2,090,060)	(2,999,260)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	3,974,445	6,977,006
Foreign exchange translation	(42,191)	51,677
Net change in unrealized:
Futures and forward currency contracts	12,287	(15,376,180)
Foreign exchange translation	(228,844)	209,031
Net gains (losses) from U.S. Treasury notes:
Realized	10,657	-
Net change in unrealized	111,066	(40,420)
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)	3,837,420	(8,178,886)

NET INCOME (LOSS)	$1,747,360	$(11,178,146)
LESS PROFIT SHARE TO (FROM) MANAGING OWNER	532	(181,386)
NET INCOME (LOSS) AFTER PROFIT SHARE TO (FROM) MANAGING OWNER	$1,746,828	$(10,996,760)

NET INCOME (LOSS) PER UNIT OUTSTANDING
Series 1 Unitholders	$6.86	$(64.47)
Series 2 Unitholders(1)	$-	$(56.63)
Series 3 Unitholders	$26.99	$(56.66)
Series 4 Unitholders	$41.69	$(71.60)
Series 5 Unitholders(2)	$19.94	$-

(1) Series 2 Units fully redeemed August 31, 2017.
(2) Series 5 Units were first issued on April 1, 2018.

See notes to financial statements (unaudited)		(Continued)

Global Macro Trust
Statements of Operations (UNAUDITED)

	For the six months ended
	June 30, 2018	June 30, 2017
INVESTMENT INCOME:
Interest income	$1,335,090	$740,035

EXPENSES:
Brokerage and custodial fees	5,253,564	6,409,206
Administrative expenses	568,361	597,851
Custody fees and other expenses	18,170	21,190
Management fees	275,173	264,144
Total expenses	6,115,268	7,292,391

Managing Owner commission rebate to Unitholders	(341,510)	(387,151)

Net expenses	5,773,758	6,905,240

NET INVESTMENT LOSS	(4,438,668)	(6,165,205)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(15,731,248)	18,250,127
Foreign exchange translation	359,145	10,050
Net change in unrealized:
Futures and forward currency contracts	8,111,858	(16,533,789)
Foreign exchange translation	(422,455)	393,962
Net gains (losses) from U.S. Treasury notes:
Realized	(449)	-
Net change in unrealized	103,941	(114,362)
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)	(7,579,208)	2,005,988

NET LOSS	$(12,017,876)	$(4,159,217)
LESS PROFIT SHARE TO MANAGING OWNER	532	18,352
NET LOSS AFTER PROFIT SHARE TO MANAGING OWNER	$(12,018,408)	$(4,177,569)

NET INCOME (LOSS) PER UNIT OUTSTANDING
Series 1 Unitholders	$(75.35)	$(29.99)
Series 2 Unitholders(1)	$-	$(8.09)
Series 3 Unitholders	$(65.51)	$(6.53)
Series 4 Unitholders	$(63.50)	$11.96
Series 5 Unitholders (2)	$19.94	$-

(1) Series 2 Units fully redeemed August 31, 2017.
(2) Series 5 Units were first issued on April 1, 2018.

See notes to financial statements (unaudited)		(Concluded)

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the six months ended June 30, 2018:
									New Profit
	Series 1 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Series 5 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2018	$169,927,843	139,480.782	$31,616,309	19,430.096	$6,558,797	3,286.212	$-	-	$-	-	$3,742,615	3,072.023	$211,845,564
Subscriptions	-	-	3,799,900	2,432.056	565,840	286.717	268,510	178.494	-	-	-	-	4,634,250
Redemptions	(15,768,077)	(13,850.332)	(3,989,604)	(2,585.763)	(35,681)	(19.380)	-	-	-	-	-	-	(19,793,362)
Addt'l units allocated *	-	188.214	-	-	-	-	-	-	-	-	-	98.337	-
Net income (loss)
before profit share to Managing Owner	(10,356,674)	-	(1,323,178)	-	(222,263)	-	3,323	-	-	-	(119,084)	-	(12,017,876)
Profit share to Managing Owner:	-	-	-	-	-	-	(532)	-	-	-	-	-	(532)
Trust capital at
June 30, 2018	$143,803,092	125,818.664	$30,103,427	19,276.389	$6,866,693	3,553.549	$271,301	178.494	$-	-	$3,623,531	3,170.360	$184,668,044

Net asset value per unit outstanding
at June 30, 2018:	$1,142.94		$1,561.67		$1,932.35		1,519.94

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and the Managing Owner.													(Continued)

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the six months ended June 30, 2017:
									New Profit
	Series 1 Unitholders		Series 2 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2017	$189,583,168	158,499.560	$10,350	6.799	$23,999,362	15,531.699	$5,201,994	2,828.734	$-	-	$4,369,854	3,653.388	$223,164,728
Subscriptions	3,227,402	2,646.090	-	-	4,441,627	2,822.747	792,444	429.604	18,352	15.071	-	-	8,479,825
Redemptions	(13,524,240)	(11,148.411)	-	-	(2,710,550)	(1,701.525)	(2,643)	(1.385)	-	-	-	-	(16,237,433)
Addt'l units allocated *	-	202.652	-	-	-	-	-	-	-	0.237	-	118.155	-
Net income (loss)
before profit share to Managing Owner	(4,134,618)	-	(49)	-	(88,909)	-	36,642	-	(685)	-	28,402	-	(4,159,217)
Profit share to Managing Owner:	-	-	(6)	-	(18,346)	-	-	-	-	-	-	-	(18,352)
Trust capital at
June 30, 2017	$175,151,712	150,199.891	$10,295	6.799	$25,623,184	16,652.921	$6,028,437	3,256.953	$17,667	15.308	$4,398,256	3,771.543	$211,229,551

Net asset value per unit outstanding
at June 30, 2017:	$1,166.12		$1,514.19		$1,538.66		1,850.94

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and the Managing Owner.

See notes to financial statements (unaudited)													(Concluded)

Global Macro Trust
Statements of Financial Highlights (UNAUDITED)(d)

For the three months ended June 30:	2018				2017
	Series 1	Series 3	Series 4	Series 5 (C)	Series 1	Series 2	Series 3	Series 4
Net income (loss) from operations:
Net investment gain (loss)	$ (15.46)	$ (4.37)	$ 3.01	$ (6.99)	$ (18.76)	$ (9.18)	$ (8.32)	$ (0.40)
Net realized and unrealized gains (losses) on trading of futures and forward currency contracts	21.61	30.38	37.46	30.78	(45.48)	(58.00)	(58.95)	(70.86)
Net gains (losses) from U.S. Treasury obligations	0.71	0.98	1.22	0.90	(0.23)	(0.29)	(0.29)	(0.34)
Profit share allocated (to) from Managing Owner	0.00	0.00	0.00	(4.75)	0.00	10.84	10.90	0.00
Net income (loss) per unit	$ 6.86	$ 26.99	$ 41.69	$ 19.94	$ (64.47)	$ (56.63)	$ (56.66)	$ (71.60)

Net asset value per unit, beginning of period	1,136.08	1,534.68	1,890.66	1,500.00	1,230.59	1,570.82	1,595.32	1,922.54

Net asset value per unit, end of period	$ 1,142.94	$ 1,561.67	$ 1,932.35	$ 1,519.94	$ 1,166.12	$ 1,514.19	$ 1,538.66	$ 1,850.94
Total return and ratios for the three months ended June 30:	2018				2017
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 2	Series 3	Series 4
RATIOS TO AVERAGE CAPITAL:
Net investment gain (loss) (a)	(5.42)%	(1.13)%	0.63%	(1.84)%	(6.18)%	(2.35)%	(2.10)%	(0.08)%
Total expenses (a)	6.92%	2.62%	0.87%	3.41%	6.91%	3.09%	2.83%	0.81%
Profit share allocation (b)	0.00	0.00	0.00	0.31	0.00	(0.69)	(0.69)	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	6.92%	2.62%	0.87%	3.72%	6.91%	2.40%	2.14%	0.81%
Total return before profit share allocation (b)	0.60%	1.76%	2.21%	1.64%	(5.24)%	(4.30)%	(4.24)%	(3.72)%
Less: Profit share allocation (b)	0.00	0.00	0.00	0.31	0.00	(0.69)	(0.69)	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	0.60%	1.76%	2.21%	1.33%	(5.24)%	(3.61)%	(3.55)%	(3.72)%
(a) Annualized
(b) Not annualized
(c) Series 5 Units were first issued on April 1, 2018.
(d) Series 2 Units fully redeemed August 31, 2017.								(Continued)

Global Macro Trust
Statements of Financial Highlights (UNAUDITED)(d)

For the six months ended June 30:		2018			2017
	Series 1	Series 3	Series 4	Series 5 (C)	Series 1	Series 2	Series 3	Series 4

Net income (loss) from operations:
Net investment gain (loss)	$ (31.70)	$ (9.76)	$ 4.68	$ (6.99)	$ (37.98)	$ (18.62)	$ (16.91)	$ (1.22)
Net realized and unrealized gains (losses) on trading of futures and forward currency contracts	(44.25)	(56.60)	(69.23)	30.78	8.60	12.18	12.42	14.20
Net gains (losses) from U.S. Treasury obligations	0.60	0.85	1.05	0.90	(0.61)	(0.80)	(0.90)	(1.02)
Profit share allocated to Managing Owner	0.00	0.00	0.00	(4.75)	0.00	(0.85)	(1.14)	0.00
Net income (loss) per unit	$ (75.35)	$ (65.51)	$ (63.50)	$ 19.94	$ (29.99)	$ (8.09)	$ (6.53)	$ 11.96

Net asset value per unit, beginning of period	1,218.29	1,627.18	1,995.85	1,500.00	1,196.11	1,522.28	1,545.19	1,838.98

Net asset value per unit, end of period	$ 1,142.94	$ 1,561.67	$ 1,932.35	$ 1,519.94	$ 1,166.12	$ 1,514.19	$ 1,538.66	$ 1,850.94

Total return and ratios for the six months ended June 30:	2018				2017
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 2	Series 3	Series 4

RATIOS TO AVERAGE CAPITAL:

Net investment gain (loss) (a)	(5.55)%	(1.26)%	0.49%	(1.84)%	(6.26)%	(2.39)%	(2.14)%	(0.13)%

Total expenses (a)	6.92%	2.63%	0.88%	3.41%	6.92%	3.06%	2.81%	0.79%
Profit share allocation (b)	0.00	0.00	0.00	0.31	0.00	0.05	0.07	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	6.92%	2.63%	0.88%	3.72%	6.92%	3.11%	2.88%	0.79%

Total return before profit share allocation (b)	(6.18)%	(4.03)%	(3.18)%	1.64%	(2.51)%	(0.48)%	(0.35)%	0.65%
Less: Profit share allocation (b)	0.00	0.00	0.00	0.31	0.00	0.05	0.07	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	(6.18)%	(4.03)%	(3.18)%	1.33%	(2.51)%	(0.53)%	(0.42)%	0.65%

(a) Annualized
(b) Not annualized
(c) Series 5 Units were first issued on April 1, 2018.
(d) Series 2 Units fully redeemed August 31, 2017.

See notes to financial statements (unaudited)     (Concluded)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Global Macro Trust’s (the “Trust”) financial condition at June 30, 2018 and December 31, 2017 (unaudited) and the results of its operations for the three and six months ended June 30, 2018 and 2017 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2017. The December 31, 2017 information has been derived from the audited financial statements as of December 31, 2017.

With the effectiveness of the Trust’s Registration Statement on August 12, 2009, the Trust began to offer Series 2, Series 3 and Series 4 Units. The only Units offered prior to such date were the Series 1 Units.

With the effectiveness of the Trust’s Prospectus dated September 29, 2017, the Trust began to offer Series 5 Units. Series 5 Units were first sold on April 1, 2018.

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

During the three and six months ended June 30, 2018 and 2017, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Trust’s investments by hierarchical level as of June 30, 2018 and December 31, 2017 in valuing the Trust’s investments at fair value. At June 30, 2018 and December 31, 2017, the Trust held no assets or liabilities classified in Level 3.

Financial Assets and Liabilities at Fair Value as of June 30, 2018

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$163,533,247	$-	$163,533,247
Short-term money market fund*	9,398,474	-	9,398,474
Exchange-traded futures contracts
Energies	2,976,090	-	2,976,090
Grains	606,360	-	606,360
Interest rates	2,487,465	-	2,487,465
Livestock	7,000	-	7,000
Metals	(420,038)	-	(420,038)
Softs	16,637	-	16,637
Stock indices	(1,087,989)	-	(1,087,989)

Total exchange-traded futures contracts	4,585,525	-	4,585,525

Over-the-counter forward currency contracts	-	496,062	496,062

Total futures and forward currency contracts (2)	4,585,525	496,062	5,081,587

Total financial assets at fair value	$177,517,246	$496,062	$178,013,308

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$24,602,337
Investments in U.S. Treasury notes held in custody			138,930,910
Total investments in U.S. Treasury notes			$163,533,247

(2)
Net unrealized appreciation on open futures and forward currency contracts			$5,458,074
Net unrealized depreciation on open futures and forward currency contracts			(376,487)
Total net unrealized appreciation on open futures and forward currency contracts			$5,081,587

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial Assets and Liabilities at Fair Value as of December 31, 2017

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$187,647,232	$-	$187,647,232
Short-term money market fund*	22,962,966	-	22,962,966
Exchange-traded futures contracts
Energies	2,301,846	-	2,301,846
Grains	57,255	-	57,255
Interest rates	(1,713,319)	-	(1,713,319)
Livestock	(6,580)	-	(6,580)
Metals	(180,253)	-	(180,253)
Softs	22,364	-	22,364
Stock indices	352,813	-	352,813

Total exchange-traded futures contracts	834,126	-	834,126

Over-the-counter forward currency contracts	-	(3,864,397)	(3,864,397)

Total futures and forward currency contracts (2)	834,126	(3,864,397)	(3,030,271)

Total financial assets at fair value	$211,444,324	$(3,864,397)	$207,579,927

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$43,659,062
Investments in U.S. Treasury notes held in custody			143,988,170
Total investments in U.S. Treasury notes			$187,647,232

(2)
Net unrealized appreciation on open futures and forward currency contracts			$1,183,274
Net unrealized depreciation on open futures and forward currency contracts			(4,213,545)
Total net unrealized appreciation on open futures and forward currency contracts			$(3,030,271)

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

The Trust engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Trust at June 30, 2018, by market sector:

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

See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional derivative-related information.

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at June 30, 2018 and December 31, 2017. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at June 30, 2018

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$2,963,952	$(122)	$15,640	$(3,380)	$2,976,090
Grains	-	(363)	617,465	(10,742)	606,360
Interest rates	2,601,005	(105,243)	1,313	(9,610)	2,487,465
Livestock	8,040	-	-	(1,040)	7,000
Metals	30,093	(1,376,000)	1,033,808	(107,939)	(420,038)
Softs	10,450	(22,835)	38,598	(9,576)	16,637
Stock indices	302,314	(1,167,792)	125,468	(347,979)	(1,087,989)

Total futures contracts	5,915,854	(2,672,355)	1,832,292	(490,266)	4,585,525

Forward currency contracts	416,512	(1,430,861)	2,596,486	(1,086,075)	496,062

Total futures and
forward currency contracts	$6,332,366	$(4,103,216)	$4,428,778	$(1,576,341)	$5,081,587

Fair Value of Futures and Forward Currency Contracts at December 31, 2017

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$2,574,139	$(5,623)	$81,960	$(348,630)	$2,301,846
Grains	-	(5,320)	115,675	(53,100)	57,255
Interest rates	378,696	(2,318,631)	285,175	(58,559)	(1,713,319)
Livestock	-	-	1,260	(7,840)	(6,580)
Metals	2,596,495	(13,943)	5,056	(2,767,861)	(180,253)
Softs	85,170	(1,410)	11,813	(73,209)	22,364
Stock indices	1,859,712	(1,338,118)	247,718	(416,499)	352,813

Total futures contracts	7,494,212	(3,683,045)	748,657	(3,725,698)	834,126

Forward currency contracts	1,857,705	(1,298,906)	712,658	(5,135,854)	(3,864,397)

Total futures and
forward currency contracts	$9,351,917	$(4,981,951)	$1,461,315	$(8,861,552)	$(3,030,271)

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three and six months ended June 30, 2018 and 2017 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below:

Trading gains (losses) of futures and forward currency contracts for the three and six months ended June 30, 2018 and 2017

	Three months ended:	Three months ended:	Six months ended:	Six months ended:
Sector	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Futures contracts:
Energies	$6,449,888	$(3,291,227)	$6,979,155	(4,308,878)
Grains	1,332,769	(2,353,962)	737,797	(2,842,978)
Interest rates	(323,005)	(3,184,130)	1,425,031	(3,116,171)
Livestock	(45,000)	(50,500)	11,700	(142,610)
Metals	(1,273,832)	53,096	(1,645,365)	110,086
Softs	196,166	903,945	503,238	1,088,615
Stock indices	(2,663,666)	5,919,398	(14,331,742)	16,721,043

Total futures contracts	3,673,320	(2,003,380)	(6,320,186)	7,509,107

Forward currency contracts	313,412	(6,395,794)	(1,299,204)	(5,792,769)

Total futures and forward currency contracts	$3,986,732	$(8,399,174)	$(7,619,390)	$1,716,338

The following table presents average notional value by sector in U.S. dollars of open futures and forward currency contracts for the six months ended June 30, 2018 and 2017. The Trust’s average net asset value for the six months ended June 30, 2018 and 2017 was approximately $195,000,000 and $225,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the six months ended June 30, 2018 and 2017

	2018		2017
Sector	Long Positions	Short Positions	Long Positions	Short Positions

Futures contracts:
Energies	$55,178,671	$3,592,403	$5,304,721	$25,161,374
Grains	1,594,474	17,327,048	105,533	19,042,922
Interest rates	464,801,034	29,103,992	369,718,745	3,433,941
Livestock	99,610	737,997	508,193	578,507
Metals	9,135,737	17,682,167	12,756,310	8,143,304
Softs	1,634,102	2,404,830	421,375	5,662,123
Stock indices	153,842,186	24,144,817	174,384,139	13,386,909

Total futures
contracts	686,285,814	94,993,254	563,199,016	75,409,080

Forward currency
contracts	42,769,437	137,576,635	75,579,022	111,460,847

Total average
notional	$729,055,251	$232,569,889	$638,778,038	$186,869,927

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at June 30, 2018 and 2017. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the Managing Owner believes it is a more meaningful representation of notional values of the Trust’s open interest rate positions.

The customer agreements between the Trust, the futures clearing brokers, including Deutsche Bank Securities Inc. (a wholly-owned subsidiary of Deutsche Bank AG), SG Americas Securities, LLC, and Merrill Lynch Pierce, Fenner & Smith Inc. as well as the FX prime brokers, Deutsche Bank AG, and Bank of America, N.A., and the swap dealer, Morgan Stanley & Co., LLC, give the Trust the legal right to net unrealized gains and losses on open futures and foreign currency contracts. The Trust netted, for financial reporting purposes, the unrealized gains and losses on open futures and forward currency contracts on the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” were met.

The following tables represents gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of June 30, 2018 and December 31, 2017.

Offsetting of derivative assets and liabilities at June 30, 2018

	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Assets
Futures contracts
Counterparty C	$2,072,618	$(1,009,724)	$1,062,894
Counterparty I	3,781,165	(1,804,883)	1,976,282
Counterparty J	1,894,363	(348,014)	1,546,349
Total futures contracts	7,748,146	(3,162,621)	4,585,525

Forward currency contracts
Counterparty G	1,035,888	(759,746)	276,142
Counterparty H	1,049,764	(453,357)	596,407
Total forward currency contracts	2,085,652	(1,213,103)	872,549

Total assets	$9,833,798	$(4,375,724)	$5,458,074
			(Continued)

	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Liabilities
Forward currency contracts
Counterparty K	$1,303,833	$(927,346)	$376,487
Total liabilities	$1,303,833	$(927,346)	$376,487
			(Concluded)

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$1,062,894	$-	$(1,062,894)	$-
Counterparty G	276,142	-	-	276,142
Counterparty H	596,407	-	-	596,407
Counterparty I	1,976,282	-	(1,976,282)	-
Counterparty J	1,546,349	-	(1,546,349)	-

Total	$5,458,074	$-	$(4,585,525)	$872,549

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(4)

Counterparty K	$376,487	$-	$(376,487)	$-

Total	$376,487	$-	$(376,487)	$-
(1) Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange. Collateral pledged includes both cash and U.S. Treasury notes held at each respective counterparty.
(2) Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets and liabilities presented in the Statement of
Financial Condition for each respective counterparty.
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of June 30, 2018.
(4) Net amount represents the amounts owed by the Trust to each counterparty as of June 30, 2018.

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

The Trust’s forward currency trading activities are cleared through Deutsche Bank AG (“DB”), Bank of America N.A. (“ML”) and Morgan Stanley & Co. LLC (“MS”). The Trust’s concentration of credit risk associated with DB, ML or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB, ML and MS. The amount of such credit risk was $14,064,922 and $16,475,923 at June 30, 2018 and December 31, 2017, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and six months ended June 30, 2018 and 2017. Profit share earned (from Unitholders' redemptions) is credited to the New Profit Memo Account as defined in the Trust’s Declaration of Trust and Trust Agreement (the “Trust Agreement”).

	Three months ended:
	June 30,	June 30,
	2018	2017
Profit share earned	$-	$17,259
Reversal of profit share (1)	-	(198,645)
Profit share accrued	532	-
Total profit share	$532	$(181,386)

	Six months ended:
	June 30,	June 30,
	2018	2017
Profit share earned	$-	$18,352
Profit share accrued	532	-
Total profit share	$532	$18,352

(1) On April 1st

5. RELATED PARTY TRANSACTIONS

The Trust pays all routine expenses, such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee's fees, the charges of an outside accounting services agency and the expenses of updating the Trust's Prospectus), as well as extraordinary costs. At June 30, 2018 and December 31, 2017, the Managing Owner is owed $175,898 and $0, respectively, from the Trust in connection with such expenses it has paid on the Trust's behalf (and is included in "Due to Managing Owner" in the Statements of Financial Condition).

Series 1 Unitholders who redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the Managing Owner. There was no redemption charge payable at June 30, 2018 or December 31, 2017.

6. FINANCIAL HIGHLIGHTS

Per unit operating performance for Series 1, Series 2, Series 3, Series 4 Units and Series 5 is calculated based on Unitholders’ Trust capital for each Series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of Units during the period. Weighted average number of Units for each Series is detailed below:

	Three months ended June 30,		Six months ended June 30,		Date of first issuance
	2018	2017	2018	2017

Series 1	130,807.224	152,390.722	134,548.177	154,736.764	July 23, 2001
Series 2	-	6.797	-	6.797	April 1, 2010
Series 3	19,968.938	16,634.319	20,245.817	16,607.481	September 1, 2009
Series 4	3,547.647	3,246.975	3,528.409	3,203.759	November 1, 2010
Series 5	112.066	-	112.066	-	April 1, 2018

7. BROKERAGE AND CUSTODIAL FEES

For the three and six months ended June 30, 2018 and 2017, brokerage and custodial fees were as follows:

	Three months ending June 30,		Six months ending June 30,
	2018	2017	2018	2017

Brokerage fees	$ 2,543,835	$ 3,158,867	$ 5,253,564	$ 6,409,193
Custodial fees	-	7	-	13

Total	$ 2,543,835	$ 3,158,874	$ 5,253,564	$ 6,409,206

Per the Trust agreement, selling agents are prohibited from receiving amounts in excess of 9.5% of the gross offering proceeds of Series 1 units sold subsequent to August 12, 2009. During the three and six months ended June 30, 2018 and 2017, the Managing Owner rebated to the Trust for the benefit of all holders of Series 1 Units, all amounts that would have otherwise been due to selling agents but for the 9.5% cap. Further, in certain cases, there are Series 1 units that remain outstanding, where there is no longer a selling agent associated with such units. Beginning in August 2014, the Managing Owner rebated such amounts to the Trust for the benefit of all holders of Series 1 Units. The total amounts rebated to the Trust for both of these items, included in “Brokerage and custodial fees” in the Statements of Operations, were as follows:

	Three months ending June 30,		Six months ending June 30,
	2018	2017	2018	2017

Brokerage fee rebates	$ 164,321	$ 195,331	$ 341,510	$ 387,151

8. SUBSEQUENT EVENTS

The Managing Owner has performed its evaluation of subsequent events from July 1, 2018 to August 13, 2018, the date this form 10-Q was filed. Based on such evaluation, no events were discovered that required disclosure or adjustment to the financial statements.

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

During its operations for the three and six months ended June 30, 2018, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

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

Series 1 Units, which were initially issued simply as “Units” beginning in July 23, 2001, were the only Series of Units available prior to 2009. Series 2 Units were first issued on April 1, 2010, Series 3 Units were first issued on September 1, 2009, Series 4 Units were first issued on November 1, 2010 and Series 5 Units were first issued on April 1, 2018. The Trust’s past performance is not necessarily indicative of how it will perform in the future.

Periods ended June 30, 2018

Month Ending:		Total Trust Capital

June 30, 2018		$184,668,044
March 31, 2018		192,532,725
December 31, 2017		211,845,564

	Three Months ended	Six Months ended
Change in Trust Capital	(7,864,681)	$(27,177,520)
Percent Change	(4.08)%	(12.83)%

THREE MONTHS ENDED JUNE 30, 2018

The decrease in the Trust’s net assets of $7,864,681 was attributable to redemptions of $11,030,817 which were partially offset by net income after profit share of $1,746,828 and subscriptions of $1,419,308.

Brokerage and custodial fees are calculated on the net asset value of the Series 1 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions.  Brokerage and custodial fees for the three months ended June 30, 2018 decreased $584,029 (net of Managing Owner commission rebate to Unitholders) relative to the corresponding period in 2017 due to a decrease in the Trust’s Series 1 net assets during the respective periods.

Administrative expenses for the three months ended June 30, 2018 decreased $19,388 relative to the corresponding period in 2017.  The decrease was due mainly to a decrease in the Trust's accrual estimate for third party professional services during the three months ended June 30, 2018 relative to the corresponding period in 2017.

Management fees are calculated on the net asset value of the Series 3 Units and Series 5 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three months ended June 30, 2018 increased $3,610 relative to the corresponding period in 2017 due to an increase in the Trust’s Series 3 and Series 5 net assets during the respective periods.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian.  Interest income for the three months ended June 30, 2018 increased $308,085 relative to the corresponding period in 2017. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the three months ended June 30, 2018.

During the three months ended June 30, 2018,  the Trust experienced net realized and unrealized gains of $3,837,420 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage and custodial fees of $2,543,835, administrative expenses of $279,926, custody fees and other expenses of $8,964 and management fees of $136,631 were incurred. The Trust’s gains achieved from trading operations, in addition to interest income of $714,975, and Managing Owner commission rebate to Unitholders of $164,321 partially offset the Trust's expenses and profit share of $532, resulting in net income after profit share to the Managing Owner of $1,746,828. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	0.16%
Energies	3.39%
Grains	0.73%
Interest rates	(0.14)%
Livestock	(0.03)%
Metals	(0.67)%
Softs	0.10%
Stock indices	(1.42)%

Trading gain	2.12%

SIX MONTHS ENDED JUNE 30, 2018

The decrease in the Trust’s net assets of $27,177,520 was attributable to net loss after profit share of $12,018,408 and redemptions of $19,793,362, which were partially offset by subscriptions of $4,634,250.

Brokerage and custodial fees are calculated on the net asset value of the Series 1 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage and custodial fees for the six months ended June 30, 2018 decreased $1,110,001 (net of the Managing Owner commission rebate to Unitholders) relative to the corresponding period in 2017 due to a decrease in the Trust’s Series 1 net assets during the respective periods.

Administrative expenses for the six months ended June 30, 2018 decreased $29,490 relative to the corresponding period in 2017. The decrease was due mainly to a decrease in the Trust's accrual estimate for third party professional services during the six months ended June 30, 2018 relative to the corresponding period in 2017.

Management fees are calculated on the net asset value of the Series 3 Units and Series 5 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the six months ended June 30, 2018 increased $11,029 relative to the corresponding period in 2017 due to an increase in the Trust’s Series 3 and Series 5 net assets during the respective periods.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the six months ended June 30, 2018 increased $595,055 relative to the corresponding period in 2017. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the six months ended June 30, 2018 relative to the corresponding period in 2017.

During the six months ended June 30, 2018,  the Trust experienced net realized and unrealized losses of $7,579,208 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage and custodial fees of $5,253,564, administrative expenses of $568,361, custody fees and other expenses of $18,170 and management fees of $275,173 and an accrued profit share to the Managing Owner of $532 were incurred. Interest income of $1,335,090 and Managing Owner commission rebate to Unitholders of $341,510 partially offset the Trust's expenses, resulting in net loss after profit share to the Managing Owner of $12,018,408. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	(0.66)%
Energies	3.66%
Grains	0.41%
Interest rates	0.86%
Livestock	(0.03)%
Metals	(0.88)%
Softs	0.21%
Stock indices	(7.01)%

Trading loss	(3.44)%

MANAGEMENT DISCUSSION –2018

Three months ended June 30, 2018

The Trust was profitable during the quarter as gains from trading energy and grain futures, and to a lesser extent, currency forwards and soft commodity futures outweighed losses from trading stock index, metal and interest rate futures.

Global markets were rattled during the quarter by deepening and accelerating trade tensions between the U.S. on the one hand, and China, the European Union (“E.U.”), Canada and Mexico on the other; by divergent monetary policy trajectories among major central banks; by a strengthening U.S. dollar; by the Organization of the Petroleum Exporting Countries (“OPEC”) supply developments; and by numerous national political and geopolitical events.

With the OPEC/non-OPEC production control agreement, the U.S. decision to pull out of the Joint Comprehensive Plan of Action agreement with Iran, the implosion of the Venezuelan economy, Libyan production difficulties, and declining U.S. inventories all negatively impacting energy supplies, crude prices rose to four year highs during the quarter, with Brent crude climbing to nearly $80 per barrel on May 23 and WTI crude touching above $74 per barrel on June 29. Late in the period, OPEC and Russia announced a relaxation of their production restraint agreement, but the stated production increase disappointed market expectations, particularly in light of future potential supply cuts from Iran, Venezuela and Libya. For the quarter, long positions in Brent crude, WTI crude, London gas oil, heating oil and RBOB gasoline were profitable. Meanwhile, a short natural gas trade was slightly unprofitable, particularly in May.

A likely reduction in demand due to increased tariffs on grain combined with ample global supplies produced marked grain price decreases. Hence, short soybean and corn trades were profitable, most pronounced in June.

During the second quarter, the U.S. dollar advanced solidly with most of the gain occurring from mid-April to end-May when it rose about six per cent as measured by the Bloomberg dollar index. At first, the more hawkish stance by the Federal Reserve (“Fed”) relative to other major central banks underpinned the dollar advance. Next, capital flight from emerging markets, and then increased demand in the wake of the European political uncertainties, boosted the U.S. currency.

Long U.S. dollar trades versus the currencies of Brazil, Korea, Turkey, India, Israel, Chile, Sweden and the euro were profitable, with most of the larger gains coming in May. On the other hand, trading the U.S. dollar relative to the yen, Mexican peso, Canadian dollar, British pound, New Zealand dollar, South African rand, Australian dollar, Norwegian kroner, Russian ruble, and Swiss franc generated partially offsetting losses. Trading the euro versus a few other European currencies also produced small losses, especially during the political stresses in May.

A short coffee position was profitable, while other soft commodities were about flat.

Global trade tensions, tightening credit, a stronger U.S. dollar, and a slowing manufacturing sector in China buffeted metal prices. Consequently, trading of aluminum, copper, other industrial metals and silver was unprofitable.

Synchronized global growth underpinned equity markets early in the quarter. Later however, increasing trade tensions, a rising U.S. dollar, political uncertainties in Europe and emerging markets and worries about future global growth spooked market participants and triggered some spirited selling. Long positions in German, Chinese, Hong Kong, and Japanese equity futures, countries whose economies are heavily trade-dependent, were particularly unprofitable. Trading of Korean, emerging market, Spanish and large cap U.S. stock index futures also registered losses. On the other hand, long positions in French, Dutch, British, Canadian, Australian and NASDAQ equity futures produced partially offsetting gains.

The interest rate sector registered a slight loss, although futures prices and yields experienced wide swings during the quarter. The yield on U.S. 10-yr notes rose from 2.74% on March 30 to hit a 4-year high of 3.11% on May 17 due to solid global growth, incipient signs of increasing inflation and wages, especially in the U.S., and expectations of further Fed official rate increases.  As interest rates rose broadly, prices of interest rate futures declined and long positions in U.S., European, British, Canadian, Australian and Japanese interest rate futures were unprofitable.  Subsequently, however, these rising interest rates, a rising U.S. dollar, trade frictions and political uncertainties sparked tumult in emerging markets, including Turkey, Brazil Argentina, Mexico and Indonesia, triggering growth concerns and capital flight. In addition, there were worries that political turmoil in Italy and Spain could spread and impede European growth. Hence, a flight to safety drove interest rates sharply off their highs (except in Italy where rates shot up), and produced profits on long interest rates futures positions. The yield on the U.S. 10-yr note plunged to near 2.75% on May 28 before recovering to about 2.85% near quarter-end. Overall, losses on long positions in U.S., Canadian, Australian, and Italian notes and bonds—particularly in April and early May—slightly outweighed the gains on long positions in German, French and British notes and bonds in late May and June. A long Eurodollar futures trade was also unprofitable.

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

CONTRACTUAL OBLIGATIONS

The Trust does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Trust’s sole business is trading futures, forward currency, spot, option, and swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Trust for less than four months before being offset or rolled over into new contracts with similar maturities. The Trust’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Trust’s open futures and forward currency contracts, both long and short, at June 30, 2018.

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

The Trust's Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Trust's open positions by market category for the six months ended June 30, 2018. During the six months ended June 30, 2018, the Trust's average total capitalization was approximately $195,000,000.

Sector	Average value at risk	% of Average Capitalization	High value at risk	Low value at risk
Currencies	$6.6	3.4%	$8.8	$4.4
Energies	2.2	1.1%	2.3	2.0
Grains	0.8	0.4%	1.1	0.4
Interest rates	5.7	2.9%	6.2	5.3
Livestock	0.0	0.0%	0.0	0.0
Metals	0.8	0.4%	0.9	0.6
Softs	0.2	0.1%	0.3	0.2
Stock indices	8.4	4.3%	9.6	7.2
	$24.7	12.6%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the six months ended June 30, 2018. Average capitalization is the average of the Trust's approximate capitalization at the end of each of the six months ended June 30, 2018. Dollar amounts represent millions of dollars.

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

ITEM 4. CONTROLS AND PROCEDURES

The Managing Owner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Trust as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the Managing Owner’s internal controls over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Managing Owner’s internal controls over financial reporting with respect to the Trust.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS

(a)	There have been no sales of unregistered securities of the Trust during the three months ended June 30, 2018.

(b)

Pursuant to the Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding and Units are not reissued once redeemed.

The following table summarizes the redemptions by Unitholders during the three months ended June 30, 2018.

	Series 1		Series 3
Date of Redemption	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit

April 30, 2018	3,045.274	$1,138.13	101.610	$1,543.36
May 31, 2018	2,747.356	1,134.76	985.719	1,544.63
June 30, 2018	2,203.395	1,142.94	159.794	1,561.67
Total	7,996.025		1,247.123

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
Managing Owner

Date: August 13, 2018
/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)