Form 10-Q
period 2018-09-30
GLOBAL MACRO TRUST
filed 2018-11-13
CIK 1145765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:   September 30, 2018

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

Yes ☒          No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a  smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐ Emerging growth company ☐

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
For the three and nine months ended September 30, 2018 and 2017 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Trust Capital (c)	8
Statements of Financial Highlights (b)	10
Notes to the Financial Statements	12

(a) At September 30, 2018 and December 31, 2017 (unaudited)
(b) For the three and nine months ended September 30, 2018 and 2017 (unaudited)
(c) For the nine months ended September 30, 2018 and 2017 (unaudited)

Global Macro Trust
Statements of Financial Condition (UNAUDITED)

	September 30, 2018	December 31, 2017
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes – at fair value
(amortized cost $26,788,253 and $43,712,747)	$26,757,755	$43,659,062
Net unrealized appreciation on open futures and
forward currency contracts	4,868,897	1,183,274
Due from brokers	8,455,651	231,309
Cash denominated in foreign currencies (cost $5,553,008
and $10,692,888)	5,534,594	10,970,398
Total equity in trading accounts	45,616,897	56,044,043

INVESTMENTS IN U.S. TREASURY NOTES – at fair value
(amortized cost $128,085,676 and $144,189,124)	127,954,937	143,988,170
CASH AND CASH EQUIVALENTS	14,658,809	23,212,966
ACCRUED INTEREST RECEIVABLE	383,823	505,305
TOTAL	$188,614,466	$223,750,484

LIABILITIES AND TRUST CAPITAL
LIABILITIES:
Subscriptions by Unitholders received in advance	$759,450	$1,420,900
Net unrealized depreciation on open forward currency contracts	1,160,709	4,213,545
Due to Managing Owner	146,974	-
Due to brokers	729,561	348,101
Accrued brokerage and custodial fees	778,523	942,175
Accrued management fees	47,477	47,179
Redemptions payable to Unitholders	6,832,157	3,468,963
Redemption payable to Managing Owner	-	1,308,811
Accrued expenses	112,410	155,246
Accrued profit share	4,842	-
Total liabilities	10,572,103	11,904,920

TRUST CAPITAL:
Managing Owner interest (3,221.094 and 3,072.023 units outstanding)	3,734,859	3,742,615
Series 1 Unitholders (116,626.162 and 139,480.782 units outstanding)	135,227,910	169,927,843
Series 3 Unitholders (19,507.108 and 19,430.096 units outstanding)	31,262,440	31,616,309
Series 4 Unitholders (3,556.968 and 3,286.212 units outstanding)	7,084,474	6,558,797
Series 5 Unitholders (473.294 and 0 units outstanding)	732,680	-
Total trust capital	178,042,363	211,845,564

TOTAL	$188,614,466	$223,750,484

NET ASSET VALUE PER UNIT OUTSTANDING:
Series 1 Unitholders	$1,159.50	$1,218.29
Series 3 Unitholders	$1,602.62	$1,627.18
Series 4 Unitholders	$1,991.72	$1,995.85
Series 5 Unitholders	$1,548.04	$-

See notes to financial statements (unaudited)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
September 30, 2018

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	1.05%	$1,864,232
Interest rates	(0.27)	(475,934)
Livestock	0.00	1,860
Metals	0.05	82,381
Softs	(0.02)	(43,275)
Stock indices	1.45	2,586,164
Total long futures contracts	2.26	4,015,428

Short futures contracts:
Energies	(0.04)	(62,460)
Grains	0.22	390,457
Interest rates:
2 Year U.S. Treasury Note (540 contracts, settlement date December 2018)	0.06	122,672
10 Year U.S. Treasury Note (448 contracts, settlement date December 2018)	0.04	66,172
30 Year U.S. Treasury Bond (124 contracts, settlement date December 2018)	0.01	9,469
Other interest rates	0.30	527,076
Total interest rates	0.41	725,389

Livestock	(0.00)	(70)
Metals	(0.19)	(335,211)
Softs	(0.01)	(9,793)
Stock indices	0.04	64,533
Total short futures contracts	0.43	772,845
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	2.69	4,788,273

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	0.26	466,915
Total short forward currency contracts	(0.87)	(1,547,000)
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	(0.61)	(1,080,085)

TOTAL	2.08%	$3,708,188

		(Continued)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
September 30, 2018
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$38,020,000	U.S. Treasury notes, 1.250%, 11/15/2018	21.33%	$37,979,901
39,200,000	U.S. Treasury notes, 0.750%, 02/15/2019	21.89	38,972,609
38,910,000	U.S. Treasury notes, 0.875%, 05/15/2019	21.64	38,530,779
39,860,000	U.S. Treasury notes, 0.750%, 08/15/2019	22.03	39,229,403
	Total investments in U.S. Treasury notes
	(amortized cost $154,873,929)	86.89%	$154,712,692

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2017

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	1.21%	$2,568,516
Grains	(0.00)	(5,320)
Interest rates:
2 Year U.S. Treasury Note (591 contracts, settlement date March 2018)	0.00	2,141
30 Year U.S. Treasury Bond (82 contracts, settlement date March 2018)	0.06	118,719
Other	(0.98)	(2,060,795)
Total interest rates	(0.92)	(1,939,935)

Metals	1.22	2,582,552
Softs	0.04	83,760
Stock indices	0.25	521,594
Total long futures contracts	1.80	3,811,167

Short futures contracts:
Energies	(0.13)	(266,670)
Grains	0.03	62,575
Interest rates	0.11	226,616
Livestock	(0.00)	(6,580)
Metals	(1.31)	(2,762,805)
Softs	(0.03)	(61,396)
Stock indices	(0.08)	(168,781)
Total short futures contracts	(1.41)	(2,977,041)
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	0.39	834,126

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	0.26	558,799
Total short forward currency contracts	(2.08)	(4,423,196)
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	(1.82)	(3,864,397)

TOTAL	(1.43)%	$(3,030,271)

		(Continued)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2017
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$52,100,000	U.S. Treasury notes, 1.000%, 02/15/2018	24.58%	$52,079,648
49,710,000	U.S. Treasury notes, 1.000%, 05/15/2018	23.44	49,646,893
48,260,000	U.S. Treasury notes, 1.000%, 08/15/2018	22.69	48,071,484
38,020,000	U.S. Treasury notes, 1.250%, 11/15/2018	17.87	37,849,207
	Total investments in U.S. Treasury notes
	(amortized cost $187,901,871)	88.58%	$187,647,232

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Statements of Operations (UNAUDITED)

	For the three months ended
	September 30, 2018	September 30, 2017
INVESTMENT INCOME:
Interest income	$825,043	$460,756

EXPENSES:
Brokerage and custodial fees	2,415,223	3,037,127
Administrative expenses	275,481	293,647
Custody fees and other expenses	8,411	10,177
Management fees	139,045	140,876
Total expenses	2,838,160	3,481,827

Managing Owner commission rebate to Unitholders	(145,300)	(178,041)

Net expenses	2,692,860	3,303,786

NET INVESTMENT LOSS	(1,867,817)	(2,843,030)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	6,554,774	(2,402,215)
Foreign exchange translation	(195,804)	358,357
Net change in unrealized:
Futures and forward currency contracts	(1,373,399)	10,366,414
Foreign exchange translation	126,531	(51,288)
Net gains (losses) from U.S. Treasury notes:
Realized	6,051	-
Net change in unrealized	(10,539)	100,946
TOTAL NET REALIZED AND UNREALIZED GAINS	5,107,614	8,372,214

NET INCOME	$3,239,797	$5,529,184
LESS PROFIT SHARE TO MANAGING OWNER	4,310	118,113
NET INCOME AFTER PROFIT SHARE TO MANAGING OWNER	$3,235,487	$5,411,071

NET INCOME PER UNIT OUTSTANDING
Series 1 Unitholders	$16.56	$26.98
Series 2 Unitholders(1)	$-	$68.25
Series 3 Unitholders	$40.95	$45.93
Series 4 Unitholders	$59.37	$73.07
Series 5 Unitholders (2)	$28.10	$-

(1) Series 2 Units fully redeemed August 31, 2017.
(2) Series 5 Units were first issued on April 1, 2018.

See notes to financial statements (unaudited)		(Continued)

Global Macro Trust
Statements of Operations (UNAUDITED)

	For the nine months ended
	September 30, 2018	September 30, 2017
INVESTMENT INCOME:
Interest income	$2,160,133	$1,200,791

EXPENSES:
Brokerage and custodial fees	7,668,787	9,446,333
Administrative expenses	843,842	891,498
Custody fees and other expenses	26,581	31,367
Management fees	414,218	405,020
Total expenses	8,953,428	10,774,218

Managing Owner commission rebate to Unitholders	(486,810)	(565,192)

Net expenses	8,466,618	10,209,026

NET INVESTMENT LOSS	(6,306,485)	(9,008,235)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(9,176,474)	15,847,912
Foreign exchange translation	163,341	368,407
Net change in unrealized:
Futures and forward currency contracts	6,738,459	(6,167,375)
Foreign exchange translation	(295,924)	342,674
Net gains (losses) from U.S. Treasury notes:
Realized	5,602	-
Net change in unrealized	93,402	(13,416)
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)	(2,471,594)	10,378,202

NET INCOME (LOSS)	$(8,778,079)	$1,369,967
LESS PROFIT SHARE TO MANAGING OWNER	4,842	136,465
NET INCOME (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER	$(8,782,921)	$1,233,502

NET INCOME (LOSS) PER UNIT OUTSTANDING
Series 1 Unitholders	$(58.79)	$(3.01)
Series 2 Unitholders(1)	$-	$60.16
Series 3 Unitholders	$(24.56)	$39.40
Series 4 Unitholders	$(4.13)	$85.03
Series 5 Unitholders (2)	$48.04	$-

(1) Series 2 Units fully redeemed August 31, 2017.
(2) Series 5 Units were first issued on April 1, 2018.

See notes to financial statements (unaudited)		(Concluded)

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the nine months ended September 30, 2018:
									New Profit
	Series 1 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Series 5 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2018	$169,927,843	139,480.782	$31,616,309	19,430.096	$6,558,797	3,286.212	$-	-	$-	-	$3,742,615	3,072.023	$211,845,564
Subscriptions	-	-	4,912,400	3,145.267	584,694	296.617	710,139	473.294	-	-	-	-	6,207,233
Redemptions	(26,435,422)	(23,132.726)	(4,743,683)	(3,068.255)	(48,408)	(25.861)	-	-	-	-	-	-	(31,227,513)
Addt'l units allocated *	-	278.106	-	-	-	-	-	-	-	-	-	149.071	-
Net income (loss)
before profit share to Managing Owner	(8,264,511)	-	(522,586)	-	(10,609)	-	27,383	-	-	-	(7,756)	-	(8,778,079)
Profit share to Managing Owner:	-	-	-	-	-	-	(4,842)	-	-	-	-	-	(4,842)
Transfer of New Profit Memo
Account to Managing Owner	-	-	-	-	-	-	-	-	-	-	-	-	-
Trust capital at
September 30, 2018	$135,227,910	116,626.162	$31,262,440	19,507.108	$7,084,474	3,556.968	$732,680	473.294	$-	-	$3,734,859	3,221.094	$178,042,363

Net asset value per unit outstanding
at September 30, 2018:	$1,159.50		$1,602.62		$1,991.72		1,548.04

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and the Managing Owner.													(Continued)

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the nine months ended September 30, 2017:
									New Profit
	Series 1 Unitholders		Series 2 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2017	$189,583,168	158,499.560	$10,350	6.799	$23,999,362	15,531.699	$5,201,994	2,828.734	$-	-	$4,369,854	3,653.388	$223,164,728
Subscriptions	3,964,400	3,268.162	-	-	6,896,374	4,393.791	816,606	442.255	19,431	15.797	-	-	11,696,811
Redemptions	(20,376,837)	(16,871.970)	(10,756)	(6.799)	(3,522,740)	(2,214.808)	(2,643)	(1.385)	-	-	-	-	(23,912,976)
Addt'l units allocated *	-	302.118	-	-	-	-	-	-	-	0.484	-	178.553	-
Net income (loss)
before profit share to Managing Owner	65,086	-	499	-	827,573	-	274,780	-	(6)	-	202,035	-	1,369,967
Profit share to Managing Owner:	-	-	(93)	-	(136,372)	-	-	-	-	-	-	-	(136,465)
Trust capital at
September 30, 2017	$173,235,817	145,197.870	$-	-	$28,064,197	17,710.682	$6,290,737	3,269.604	$19,425	16.281	$4,571,889	3,831.941	$212,182,065

Net asset value per unit outstanding
at September 30, 2017:	$1,193.10		$-		$1,584.59		1,924.01

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and the Managing Owner.

See notes to financial statements (unaudited)													(Concluded)

Global Macro Trust
Statements of Financial Highlights (UNAUDITED)(d)

For the three months ended September 30:	2018				2017
	Series 1	Series 3	Series 4	Series 5 (C)	Series 1	Series 2	Series 3	Series 4
Net income (loss) from operations:
Net investment gain (loss)	$ (14.77)	$ (3.32)	$ 4.47	$ (5.51)	$ (18.19)	$ (5.86)	$ (7.91)	$ 0.04
Net realized and unrealized gains on trading of futures and forward currency contracts	31.34	44.31	54.97	50.57	44.63	85.93	59.96	72.14
Net gains (losses) from U.S. Treasury obligations	(0.01)	(0.04)	(0.07)	(1.05)	0.54	0.93	0.77	0.89
Profit share allocated (to) from Managing Owner	0.00	0.00	0.00	(15.91)	0.00	(12.75)	(6.89)	0.00
Net income (loss) per unit	$ 16.56	$ 40.95	$ 59.37	$ 28.10	$ 26.98	$ 68.25	$ 45.93	$ 73.07

Net asset value per unit, beginning of period	1,142.94	1,561.67	1,932.35	1,519.94	1,166.12	1,514.19	1,538.66	1,850.94

Net asset value per unit, end of period	$ 1,159.50	$ 1,602.62	$ 1,991.72	$ 1,548.04	$ 1,193.10	$ 1,582.44	$ 1,584.59	$ 1,924.01
Total return and ratios for the three months ended September 30:	2018				2017
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 2	Series 3	Series 4
RATIOS TO AVERAGE CAPITAL:
Net investment gain (loss) (a)	(5.16)%	(0.84)%	0.91%	(1.58)%	(6.08)%	(2.26)%	(2.01)%	0.01%
Total expenses (a)	6.96%	2.63%	0.88%	3.41%	6.93%	3.09%	2.86%	0.84%
Profit share allocation (b)	0.00	0.00	0.00	0.79	0.00	0.82	0.42	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	6.96%	2.63%	0.88%	4.20%	6.93%	3.91%	3.28%	0.84%
Total return before profit share allocation (b)	1.45%	2.62%	3.07%	2.64%	2.31%	5.33%	3.41%	3.95%
Less: Profit share allocation (b)	0.00	0.00	0.00	0.79	0.00	0.82	0.42	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	1.45%	2.62%	3.07%	1.85%	2.31%	4.51%	2.99%	3.95%
(a) Annualized
(b) Not annualized
(c) Series 5 Units were first issued on April 1, 2018.
(d) Series 2 Units fully redeemed August 31, 2017.								(Continued)

Global Macro Trust
Statements of Financial Highlights (UNAUDITED)(d)

For the nine months ended September 30:		2018			2017
	Series 1	Series 3	Series 4	Series 5 (C)	Series 1	Series 2	Series 3	Series 4

Net income (loss) from operations:
Net investment gain (loss)	$ (46.47)	$ (13.08)	$ 9.15	$ (12.50)	$ (56.17)	$ (24.48)	$ (24.82)	$ (1.18)
Net realized and unrealized gains (losses) on trading of futures and forward currency contracts	(12.91)	(12.29)	(14.26)	81.35	53.23	98.11	72.38	86.34
Net gains (losses) from U.S. Treasury obligations	0.59	0.81	0.98	(0.15)	(0.07)	0.13	(0.13)	(0.13)
Profit share allocated to Managing Owner	0.00	0.00	0.00	(20.66)	0.00	(13.60)	(8.03)	0.00
Net income (loss) per unit	$ (58.79)	$ (24.56)	$ (4.13)	$ 48.04	$ (3.01)	$ 60.16	$ 39.40	$ 85.03

Net asset value per unit, beginning of period	1,218.29	1,627.18	1,995.85	1,500.00	1,196.11	1,522.28	1,545.19	1,838.98

Net asset value per unit, end of period	$ 1,159.50	$ 1,602.62	$ 1,991.72	$ 1,548.04	$ 1,193.10	$ 1,582.44	$ 1,584.59	$ 1,924.01

Total return and ratios for the nine months ended September 30:	2018				2017
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 2	Series 3	Series 4

RATIOS TO AVERAGE CAPITAL:

Net investment gain (loss) (a)	(5.43)%	(1.12)%	0.64%	(1.64)%	(6.20)%	(2.36)%	(2.10)%	(0.08)%

Total expenses (a)	6.93%	2.63%	0.88%	3.41%	6.92%	3.06%	2.82%	0.80%
Profit share allocation (b)	0.00	0.00	0.00	1.35	0.00	0.87	0.51	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	6.93%	2.63%	0.88%	4.76%	6.92%	3.93%	3.33%	0.80%

Total return before profit share allocation (b)	(4.83)%	(1.51)%	(0.21)%	4.55%	(0.25)%	4.82%	3.06%	4.62%
Less: Profit share allocation (b)	0.00	0.00	0.00	1.35	0.00	0.87	0.51	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	(4.83)%	(1.51)%	(0.21)%	3.20%	(0.25)%	3.95%	2.55%	4.62%
(a) Annualized.
(b) Not annualized.
(c) Series 5 Units were first issued on April 1, 2018.
(d) Series 2 Units fully redeemed August 31, 2017.

See notes to financial statements (unaudited)     (Concluded)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Global Macro Trust’s (the “Trust”) financial condition at September 30, 2018 and December 31, 2017 (unaudited) and the results of its operations for the three and nine months ended September 30, 2018 and 2017 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2017. The December 31, 2017 information has been derived from the audited financial statements as of December 31, 2017.

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

The Income Taxes topic of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Trust recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Trust’s open tax years, 2015 to 2017, Millburn Ridgefield Corporation (the “Managing Owner”) determined that no reserves for uncertain tax positions were required.

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

The Trust is for U.S. GAAP purposes an investment company in accordance with FASB Codification 946 Financial Services – Investment Companies.

During the three and nine months ended September 30, 2018 and 2017, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Trust’s investments by hierarchical level as of September 30, 2018 and December 31, 2017 in valuing the Trust’s investments at fair value. At September 30, 2018 and December 31, 2017, the Trust held no assets or liabilities classified in Level 3.

Financial Assets and Liabilities at Fair Value as of September 30, 2018

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$154,712,692	$-	$154,712,692
Short-term money market fund*	14,429,005	-	14,429,005
Exchange-traded futures contracts
Energies	1,801,772	-	1,801,772
Grains	390,457	-	390,457
Interest rates	249,455	-	249,455
Livestock	1,790	-	1,790
Metals	(252,830)	-	(252,830)
Softs	(53,068)	-	(53,068)
Stock indices	2,650,697	-	2,650,697

Total exchange-traded futures contracts	4,788,273	-	4,788,273

Over-the-counter forward currency contracts	-	(1,080,085)	(1,080,085)

Total futures and forward currency contracts (2)	4,788,273	(1,080,085)	3,708,188

Total financial assets at fair value	$173,929,970	$(1,080,085)	$172,849,885

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$26,757,755
Investments in U.S. Treasury notes held in custody			127,954,937
Total investments in U.S. Treasury notes			$154,712,692

(2)
Net unrealized appreciation on open futures and forward currency contracts			$4,868,897
Net unrealized depreciation on open futures and forward currency contracts			(1,160,709)
Total net unrealized appreciation on open futures and forward currency contracts			$3,708,188

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial Assets and Liabilities at Fair Value as of December 31, 2017

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$187,647,232	$-	$187,647,232
Short-term money market fund*	22,962,966	-	22,962,966
Exchange-traded futures contracts
Energies	2,301,846	-	2,301,846
Grains	57,255	-	57,255
Interest rates	(1,713,319)	-	(1,713,319)
Livestock	(6,580)	-	(6,580)
Metals	(180,253)	-	(180,253)
Softs	22,364	-	22,364
Stock indices	352,813	-	352,813

Total exchange-traded futures contracts	834,126	-	834,126

Over-the-counter forward currency contracts	-	(3,864,397)	(3,864,397)

Total futures and forward currency contracts (2)	834,126	(3,864,397)	(3,030,271)

Total financial assets at fair value	$211,444,324	$(3,864,397)	$207,579,927

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$43,659,062
Investments in U.S. Treasury notes held in custody			143,988,170
Total investments in U.S. Treasury notes			$187,647,232

(2)
Net unrealized appreciation on open futures and forward currency contracts			$1,183,274
Net unrealized depreciation on open futures and forward currency contracts			(4,213,545)
Total net unrealized appreciation on open futures and forward currency contracts			$(3,030,271)

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

The Trust engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Trust at September 30, 2018, by market sector:

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

See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional derivative-related information.

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at September 30, 2018 and December 31, 2017. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at September 30, 2018

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$1,897,562	$(33,330)	$860	$(63,320)	$1,801,772
Grains	-	-	410,220	(19,763)	390,457
Interest rates	35,405	(511,339)	913,557	(188,168)	249,455
Livestock	2,300	(440)	-	(70)	1,790
Metals	352,223	(269,842)	271,703	(606,914)	(252,830)
Softs	-	(43,275)	15,812	(25,605)	(53,068)
Stock indices	2,703,607	(117,443)	152,668	(88,135)	2,650,697

Total futures contracts	4,991,097	(975,669)	1,764,820	(991,975)	4,788,273

Forward currency contracts	1,490,214	(1,023,299)	1,955,402	(3,502,402)	(1,080,085)

Total futures and
forward currency contracts	$6,481,311	$(1,998,968)	$3,720,222	$(4,494,377)	$3,708,188

Fair Value of Futures and Forward Currency Contracts at December 31, 2017

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$2,574,139	$(5,623)	$81,960	$(348,630)	$2,301,846
Grains	-	(5,320)	115,675	(53,100)	57,255
Interest rates	378,696	(2,318,631)	285,175	(58,559)	(1,713,319)
Livestock	-	-	1,260	(7,840)	(6,580)
Metals	2,596,495	(13,943)	5,056	(2,767,861)	(180,253)
Softs	85,170	(1,410)	11,813	(73,209)	22,364
Stock indices	1,859,712	(1,338,118)	247,718	(416,499)	352,813

Total futures contracts	7,494,212	(3,683,045)	748,657	(3,725,698)	834,126

Forward currency contracts	1,857,705	(1,298,906)	712,658	(5,135,854)	(3,864,397)

Total futures and
forward currency contracts	$9,351,917	$(4,981,951)	$1,461,315	$(8,861,552)	$(3,030,271)

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three and nine months ended September 30, 2018 and 2017 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below:

Trading gains (losses) of futures and forward currency contracts for the three and nine months ended September 30, 2018 and 2017

	Three months ended:	Three months ended:	Nine months ended:	Nine months ended:
Sector	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Futures contracts:
Energies	$1,612,072	$(607,561)	$8,591,227	(4,916,439)
Grains	370,677	135,117	1,108,474	(2,707,861)
Interest rates	(3,892,446)	(628,813)	(2,467,415)	(3,744,984)
Livestock	24,590	30,330	36,290	(112,280)
Metals	157,334	(445,482)	(1,488,031)	(335,396)
Softs	140,833	(44,447)	644,071	1,044,168
Stock indices	5,878,141	9,717,505	(8,453,601)	26,438,548

Total futures contracts	4,291,201	8,156,649	(2,028,985)	15,665,756

Forward currency contracts	890,174	(192,450)	(409,030)	(5,985,219)

Total futures and forward currency contracts	$5,181,375	$7,964,199	$(2,438,015)	$9,680,537

The following table presents average notional value by sector in U.S. dollars of open futures and forward currency contracts for the nine months ended September 30, 2018 and 2017. The Trust’s average net asset value for the nine months ended September 30, 2018 and 2017 was approximately $191,000,000 and $222,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the nine months ended September 30, 2018 and 2017

	2018		2017
Sector	Long Positions	Short Positions	Long Positions	Short Positions

Futures contracts:
Energies	$53,661,861	$3,190,803	$12,217,894	$22,072,144
Grains	1,195,856	17,279,235	79,150	23,366,655
Interest rates	375,957,024	86,797,186	378,176,208	4,673,732
Livestock	161,595	565,383	381,145	780,610
Metals	6,916,662	19,262,807	13,562,132	6,921,843
Softs	1,362,208	2,148,902	316,031	5,190,380
Stock indices	149,149,434	22,868,713	182,950,474	13,271,619

Total futures
contracts	588,404,640	152,113,029	587,683,034	76,276,983

Forward currency
contracts	36,379,611	149,221,032	98,676,796	96,953,808

Total average
notional	$624,784,251	$301,334,061	$686,359,830	$173,230,791

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at September 30, 2018 and 2017. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the Managing Owner believes it is a more meaningful representation of notional values of the Trust’s open interest rate positions.

The averages have been calculated based on the amounts outstanding at the end of each quarter during the calculation period.

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

The following tables represent gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of September 30, 2018 and December 31, 2017.

Offsetting of derivative assets and liabilities at September 30, 2018

	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Assets
Futures contracts
Counterparty C	$3,106,933	$(392,640)	$2,714,293
Counterparty I	2,937,334	(1,502,342)	1,434,992
Counterparty J	711,650	(72,662)	638,988
Total futures contracts	6,755,917	(1,967,644)	4,788,273

Forward currency contracts
Counterparty K	1,956,827	(1,876,203)	80,624

Total assets	$8,712,744	$(3,843,847)	$4,868,897
			(Continued)

	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Liabilities
Forward currency contracts
Counterparty G	$1,969,682	$(1,135,314)	$834,368
Counterparty H	679,816	(353,475)	326,341
Total forward currency contracts	2,649,498	(1,488,789)	1,160,709

Total liabilities	$2,649,498	$(1,488,789)	$1,160,709
			(Concluded)

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$2,714,293	$-	$(2,714,293)	$-
Counterparty I	1,434,992	-	(1,434,992)	-
Counterparty J	638,988	-	(638,988)	-
Counterparty K	80,624	-	-	80,624

Total	$4,868,897	$-	$(4,788,273)	$80,624

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(4)

Counterparty G	$834,368	$-	$(834,368)	$-
Counterparty H	$326,341	$-	$(326,341)	$-

Total	$1,160,709	$-	$(1,160,709)	$-
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
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of September 30, 2018.
(4) Net amount represents the amounts owed by the Trust to each counterparty as of September 30, 2018.

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

The Trust’s forward currency trading activities are cleared through Deutsche Bank AG (“DB”), Bank of America N.A. (“ML”) and Morgan Stanley & Co. LLC (“MS”). The Trust’s concentration of credit risk associated with DB, ML or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB, ML and MS. The amount of such credit risk was $16,965,738 and $16,475,923 at September 30, 2018 and December 31, 2017, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and nine months ended September 30, 2018 and 2017. Profit share earned (from Unitholders' redemptions) is credited to the New Profit Memo Account as defined in the Trust’s Declaration of Trust and Trust Agreement (the “Trust Agreement”).

	Three months ended:
	September 30,	September 30,
	2018	2017
Profit share earned	$-	$1,079
Reversal of profit share (1)	(532)	-
Profit share accrued	4,842	117,034
Total profit share	$4,310	$118,113

	Nine months ended:
	September 30,	September 30,
	2018	2017
Profit share earned	$-	$19,431
Profit share accrued	4,842	117,034
Total profit share	$4,842	$136,465

(1) On July 1st

5. RELATED PARTY TRANSACTIONS

The Trust pays all routine expenses, such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee's fees, the charges of an outside accounting services agency and the expenses of updating the Trust's Prospectus), as well as extraordinary costs. At September 30, 2018 and December 31, 2017, the Managing Owner is owed $146,974 and $0, respectively, from the Trust in connection with such expenses it has paid on the Trust's behalf (and is included in "Due to Managing Owner" in the Statements of Financial Condition).

Series 1 Unitholders who redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the Managing Owner. There was no redemption charge payable at September 30, 2018 or December 31, 2017.

6. FINANCIAL HIGHLIGHTS

Per unit operating performance for Series 1, Series 2, Series 3, Series 4 Units and Series 5 is calculated based on Unitholders’ Trust capital for each Series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of Units during the period. Weighted average number of Units for each Series is detailed below:

	Three months ended September 30,		Nine months ended September 30,		Date of first issuance
	2018	2017	2018	2017

Series 1	124,188.005	148,832.601	131,056.837	152,747.083	July 23, 2001
Series 2	-	6.797 (1)	-	6.797 (1)	April 1, 2010
Series 3	19,729.874	17,711.451	20,071.946	16,979.515	September 1, 2009
Series 4	3,559.334	3,263.301	3,538.831	3,223.825	November 1, 2010
Series 5	355.469	-	234.433	-	April 1, 2018

(1) Series 2 Units fully redeemed August 31, 2017.

7. BROKERAGE AND CUSTODIAL FEES

For the three and nine months ended September 30, 2018 and 2017, brokerage and custodial fees were as follows:

	Three months ending September 30,		Nine months ending September 30,
	2018	2017	2018	2017

Brokerage fees	$ 2,415,223	$ 3,037,123	$ 7,668,787	$ 9,446,315
Custodial fees	-	4	-	18

Total	$ 2,415,223	$ 3,037,127	$ 7,668,787	$ 9,446,333

Per the Trust agreement, selling agents are prohibited from receiving amounts in excess of 9.5% of the gross offering proceeds of Series 1 Units sold subsequent to August 12, 2009. During the three and nine months ended September 30, 2018 and 2017, the Managing Owner rebated to the Trust for the benefit of all holders of Series 1 Units, all amounts that would have otherwise been due to selling agents but for the 9.5% cap. Further, in certain cases, there are Series 1 Units that remain outstanding, where there is no longer a selling agent associated with such Units. Beginning in August 2014, the Managing Owner rebated such amounts to the Trust for the benefit of all holders of Series 1 Units. The total amounts rebated to the Trust for both of these items, included in “Brokerage and custodial fees” in the Statements of Operations, were as follows:

	Three months ending September 30,		Nine months ending September 30,
	2018	2017	2018	2017

Brokerage fee rebates	$ 145,300	$ 178,041	$ 486,810	$ 565,192

8. SUBSEQUENT EVENTS

During the period from October 1, 2018 to November 13, 2018, subscriptions of $1,117,427 were made to the Trust and redemptions of $4,385,402 we made from the Trust. The Managing Owner has performed its evaluation of subsequent events from October 1, 2018 to November 13, 2018, the date this form 10-Q was filed. Based on such evaluation, no further events were discovered that required disclosure or adjustment to the financial statements.

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

During its operations for the three and nine months ended September 30, 2018, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

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

Periods ended September 30, 2018

Month Ending:		Total Trust Capital

September 30, 2018		$178,042,363
June 30, 2018		184,668,044
December 31, 2017		211,845,564

	Three Months ended	Nine Months ended
Change in Trust Capital	$(6,625,681)	$(33,803,201)
Percent Change	(3.59)%	(15.96)%

THREE MONTHS ENDED SEPTEMBER 30, 2018

The decrease in the Trust’s net assets of $6,625,681 was attributable to redemptions of $11,434,152 which were partially offset by net income after profit share of $3,235,487 and subscriptions of $1,572,984.

Brokerage and custodial fees are calculated on the net asset value of the Series 1 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage and custodial fees for the three months ended September 30, 2018 decreased $589,163 (net of Managing Owner commission rebate to Unitholders) relative to the corresponding period in 2017 due to a decrease in the Trust’s Series 1 net assets during the respective periods.

Administrative expenses for the three months ended September 30, 2018 decreased $18,166 relative to the corresponding period in 2017.  The decrease was due mainly to a decrease in the Trust's accrual estimate for third party professional services as well as a decrease in assets during the three months ended September 30, 2018 relative to the corresponding period in 2017.

Management fees are calculated on the net asset value of the Series 3 Units and Series 5 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three months ended September 30, 2018 decreased  $1,831 relative to the corresponding period in 2017 due to a decrease in the Trust’s Series 3 and Series 5 net assets during the respective periods.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the three months ended September 30, 2018 increased $364,287 relative to the corresponding period in 2017. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the three months ended September 30, 2018.

During the three months ended September 30, 2018,  the Trust experienced net realized and unrealized gains of $5,107,614 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage and custodial fees of $2,415,223, administrative expenses of $275,481, custody fees and other expenses of $8,411 and management fees of $139,045 were incurred. The Trust’s gains achieved from trading operations, in addition to interest income of $825,043, and Managing Owner commission rebate to Unitholders of $145,300 were partially offset by the Trust's expenses and profit share of $4,310, resulting in net income after profit share to the Managing Owner of $3,235,487. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	0.51%
Energies	0.89%
Grains	0.21%
Interest rates	(2.10)%
Livestock	0.00%
Metals	0.08%
Softs	0.06%
Stock indices	3.21%

Trading gain	2.86%

NINE MONTHS ENDED SEPTEMBER 30, 2018

The decrease in the Trust’s net assets of $33,803,201 was attributable to net loss after profit share of $8,782,921 and redemptions of $31,227,513, which were partially offset by subscriptions of $6,207,233.

Brokerage and custodial fees are calculated on the net asset value of the Series 1 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage and custodial fees for the nine months ended September 30, 2018 decreased $1,699,164 (net of the Managing Owner commission rebate to Unitholders) relative to the corresponding period in 2017 due to a decrease in the Trust’s Series 1 net assets during the respective periods.

Administrative expenses for the nine months ended September 30, 2018 decreased $47,656 relative to the corresponding period in 2017. The decrease was due mainly to a decrease in the Trust's accrual estimate for third party professional services as well as a decrease in assets during the nine months ended September 30, 2018 relative to the corresponding period in 2017.

Management fees are calculated on the net asset value of the Series 3 Units and Series 5 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the nine months ended September 30, 2018 increased $9,198 relative to the corresponding period in 2017 due to an increase in the Trust’s Series 3 and Series 5 net assets during the respective periods.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the nine months ended September 30, 2018 increased $959,342 relative to the corresponding period in 2017. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the nine months ended September 30, 2018 relative to the corresponding period in 2017.

During the nine months ended September 30, 2018,  the Trust experienced net realized and unrealized losses of $2,471,594 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage and custodial fees of $7,668,787, administrative expenses of $843,842, custody fees and other expenses of $26,581 and management fees of $414,218 and an accrued profit share to the Managing Owner of $4,842 were incurred. Interest income of $2,160,133 and Managing Owner commission rebate to Unitholders of $486,810 partially offset the Trust's expenses, resulting in net loss after profit share to the Managing Owner of $8,782,921. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	(0.15)%
Energies	4.60%
Grains	0.64%
Interest rates	(1.25)%
Livestock	(0.02)%
Metals	(0.79)%
Softs	0.29%
Stock indices	(4.01)%

Trading loss	(0.69)%

MANAGEMENT DISCUSSION –2018

Three months ended September 30, 2018

The Trust was profitable during the third quarter due to profits from long equity and energy positions, and, to a lesser extent, from trading currency forwards and non-energy commodities. Meanwhile, trading of interest rate futures was unprofitable.

Although currency turmoil, trade concerns and worries about Chinese growth clouded market outlook, equity markets were underpinned by solid global growth, favorable business and consumer sentiment, positive news on North American Free Trade Agreement renegotiations and still accommodative monetary policy globally, despite some recent tightening. Notably, some investor rotation out of highly valued U.S. equity markets late in the quarter boosted returns from other markets. In addition to gains realized from NASDAQ equity futures, long positions in Japanese, European, Taiwanese and Australian equity futures were each profitable. A short VIX trade posted an attractive gain too. A short position in Korean futures early in the period and trading of Singaporean futures were also profitable. On the other hand trading of Chinese and Canadian equity futures were slightly unprofitable.

Energy prices rose from mid-August to end of September particularly following the resumption of Iranian sanctions and after the Organization of the Petroleum Exporting Countries (“OPEC”) / Non-OPEC group indicated that they would not increase production even though events in Iran, Venezuela and Libya continue to constrain supplies. Larger-than-expected declines in U.S. crude stockpiles also supported crude prices, while an interruption to RBOB gasoline supplies as a result of hurricane Florence underpinned RBOB gasoline prices. Long positions in Brent crude, WTI crude, RBOB gasoline and London gas oil were profitable.

The U.S. dollar, which had risen sharply from mid-April to end of June, vacillated at this higher level during the third quarter and results, though profitable overall, were mixed. The U.S. dollar was supported by solid U.S. growth and corporate profit reports and actual and anticipated interest rate increases by the U.S. Federal Reserve (the “Fed”). Idiosyncratic trade, current account deficit, fiscal deficit, foreign debt and political problems in a number of emerging economies, including Turkey, Brazil, India and Argentina among others, further buoyed the American dollar. The U.S. dollar did settle back somewhat after news of a potential U.S.-Mexico trade deal was reported. Long U.S. dollar trades against the Japanese yen, euro, Turkish lira, Brazilian real, and Indian rupee were profitable. A long euro/short Turkish lira position was profitable as well. Brexit worries led to profits from a short sterling position. Alternatively, long U.S. dollar positions versus the currencies of Switzerland, Norway, Sweden, Poland, Australia, Canada, South Africa and Singapore were unprofitable. A short euro/long Norway trade was also unprofitable.

Global central banks, led by the Fed’s third ¼% interest rate increase this year, raised official interest rates 25 times during the third quarter. In addition, the European Central Bank and the Bank of Japan have adjusted their quantitative easing policies toward less accommodation. Recent inflation data in many economies including that of the U.S., U.K., Canada and European Union have approached or exceeded targeted levels. Proposed budget deficit targets in Italy raised concerns with EU authorities. In this environment, long positions in German, French, Italian, British, Australian, Canadian, and Japanese note and bond futures and in U.S. long bond futures posted losses. Meanwhile, short positions in short-term Eurodollar futures and in U.S. 2-year, 5-year and 10-year note futures provided partially offsetting gains, especially late in the period.

Short positions in corn, wheat and soybeans were profitable as the existence of sizable inventories, record recent harvests and tariff influences outweighed worries about the impact of the European heat wave on future supplies, at least for now. A long soybean meal trade was unprofitable.

With interest rates rising to subdue global inflation levels with a strong U.S dollar, the fractional profit on a short gold trade outpaced small losses from trading silver, platinum and aluminum.

Trading of soft commodity futures was marginally profitable as gains from short sugar and coffee positions were greater than losses from long cocoa and cotton trades.

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

Metal trading was marginally negative for the quarter as losses from trading copper and aluminum outweighed the profit from a short silver position.

Periods ended September 30, 2017

Month Ending:		Total Trust Capital

September 30, 2017		$212,182,065
June 30, 2017		211,229,551
December 31, 2016		223,164,728

	Three Months ended	Six Months ended
Change in Trust Capital	$952,514	$(10,982,663)
Percent Change	0.45%	(4.92)%

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

CONTRACTUAL OBLIGATIONS

The Trust does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Trust’s sole business is trading futures, forward currency, spot, option, and swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Trust for less than four months before being offset or rolled over into new contracts with similar maturities. The Trust’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Trust’s open futures and forward currency contracts, both long and short, at September 30, 2018.

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

The Trust's Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Trust's open positions by market category for the nine months ended September 30, 2018. During the nine months ended September 30, 2018, the Trust's average total capitalization was approximately $191,000,000.

Sector	Average value at risk	% of Average Capitalization	High value at risk	Low value at risk
Currencies	$7.4	3.9%	$8.8	$4.4
Energies	2.2	1.2%	2.3	2.0
Grains	0.8	0.4%	1.1	0.4
Interest rates	5.4	2.8%	6.2	4.8
Livestock	0.0	0.0%	0.0	0.0
Metals	0.8	0.4%	1.0	0.6
Softs	0.2	0.1%	0.3	0.2
Stock indices	8.3	4.3%	9.6	7.2
	$25.1	13.1%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the nine months ended September 30, 2018. Average capitalization is the average of the Trust's approximate capitalization at the end of each of the nine months ended September 30, 2018. Dollar amounts represent millions of dollars.

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

ITEM 4. CONTROLS AND PROCEDURES

The Managing Owner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Trust as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the Managing Owner’s internal controls over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Managing Owner’s internal controls over financial reporting with respect to the Trust.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS

(a)	There have been no sales of unregistered securities of the Trust during the three months ended September 30, 2018.

(b)

Pursuant to the Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding and Units are not reissued once redeemed.

The following table summarizes the redemptions by Unitholders during the three months ended September 30, 2018.  There were no Series 5 redemptions.

	Series 1		Series 3		Series 4
Date of Redemption	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit

July 31, 2018	1,490.139	$1,109.49	195.638	$1,521.83	-	$1,885.80
August 31, 2018	2,064.893	1,149.34	167.499	1,582.53	6.481	1,963.88
September 30, 2018	5,727.362	1,159.50	119.355	1,602.62	-	1,991.72
Total	9,282.394		482.492		6.481

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

Date: November 13, 2018
/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)