Form 10-K
period 2018-12-31
GLOBAL MACRO TRUST
filed 2019-03-28
CIK 1145765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended: December 31, 2018

or

☐ Transition Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

Commission File Number: 000-50102

GLOBAL MACRO TRUST

(Exact name of registrant as specified in its charter)

Delaware	36-7362830
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o MILLBURN RIDGEFIELD CORPORATION

55 West 46th Street, 31st Floor

New York, New York  10036

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (212) 332-7300

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Not applicable.

Documents Incorporated by Reference

Registrant’s Financial Statements for the years ended December 31, 2018, 2017 and 2016 and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2018, is incorporated by reference into Part II Item 8 and Part IV hereof and filed as an exhibit herewith.

PART I

Item 1.    Business

(a)    General development of business

Global Macro Trust (the “Trust”) is a Delaware statutory trust organized on July 23, 2001 pursuant to a Declaration of Trust and Trust Agreement (the “Trust Agreement”), under the Delaware Statutory Trust Act. The Trust originally filed a registration statement, under the Securities Act of 1933, as amended (the “Securities Act”), with the Securities and Exchange Commission (“SEC”) to register units of beneficial interest (the “Units”), which registration statement became effective March 26, 2002. Between April 1, 2002 and June 30, 2002, the Units were publicly offered at an initial price of $1,000 per Unit. The Trust commenced operations on July 1, 2002. The Trust has subsequently registered additional Units with the SEC. The net asset value of a Series 1 Unit that originally sold for $1,000 as of July 1, 2002 was $1,185.46 as of December 31, 2018. The net asset value of a Series 3 Unit that originally sold for $1,180.91 as of September 1, 2009 was $1,654.06 as of December 31, 2018. The net asset value of a Series 4 Unit that originally sold for $1,315.33 as of November 1, 2010 was $2,068.44 as of December 31, 2018. The net asset value of a Series 5 Unit that originally sold for $1,500.00 as of April 1, 2018 was $1,589.56 as of December 31, 2018.

Effective September 29, 2017, previously offered Series 1 and Series 2 Units are not being offered by the Trust. All Series 2 Units have been redeemed as of August 31, 2017, while outstanding Series 1 Units remain subject to their original terms.

 As of December 31, 2018, Units were being offered on a monthly basis at net asset value per Unit. The Units are offered through a number of registered broker-dealer selling agents on a best efforts basis.

The Trust engages in speculative trading in the futures, forward and spot currency markets and may trade options thereon as well as swap contracts. The amount of capital raised for the Trust should not have a significant impact on its operations, as the Trust has no significant capital expenditure or working capital requirements other than to pay trading losses, brokerage fees and charges.

Millburn Ridgefield Corporation (the “Managing Owner”), a Delaware corporation operating in New York, New York, organized in May 1982, is the managing owner and the commodity trading advisor (“CTA”) for the Trust. It and its principals have been trading in the futures and forwards markets pursuant to systematic quantitative, trading and risk management methods since 1971. The Managing Owner has been registered with the Commodity Futures Trading Commission (the “CFTC”) as a commodity pool operator (“CPO”) since July 1, 1982, as a CTA since September 13, 1984 and has been a member of the National Futures Association (the “NFA”) since July 1, 1982. The Managing Owner has been an approved swaps firm with the NFA since December 26, 2012. The Millburn Corporation, a former affiliate of the Managing Owner that, prior to January 1, 2019, performed certain research, trading, technology, operations, marketing, accounting, tax, legal, compliance, human resources, and other administrative functions for the Trust and other commodity pools and investment partnerships managed by the Managing Owner, merged with and into the Managing Owner on December 31, 2018, and the Managing Owner now performs the functions formerly performed by The Millburn Corporation.

The Managing Owner invested $400 in the Trust as an initial capital contribution to the Trust and $2,000,000 in the Trust at the outset of trading and subsequently has contributed an additional $3,812,100 and has redeemed $48,149,695 as of December 31, 2018. After reflecting net income of $7,795,711 and profit share of $38,420,204 from inception up to and including December 31, 2018, this investment totaled $3,878,720, as of December 31, 2018.

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

Trades generated by quantitative models may be profitable or unprofitable. The Managing Owner’s objective is to have the profits from its profitable trades exceed the losses from its unprofitable trades. During periods in which market behavior differs significantly from that analyzed to build the models, substantial losses are possible, and even likely.

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

Over more than 47 years, the Managing Owner and its predecessor entities have developed hundreds of trading systems. These trading systems generate buy or sell decisions in a particular market based on the analysis of price movements in the market, some non-price information or a combination of both.

Of course, systems can be materially different — better in some periods and worse in others. The main distinguishing features are: the time frame over which systems work (intra-day to long-term); the granularity of data fed into them (tick data to daily, weekly or monthly frequencies); the amount of data used to learn the market structure; the statistical or technical methods used to make forecasts; the type of data (market or economic statistics); and the source of data (cash, futures or option markets-generated data or government- and industry-generated statistical information). No single approach will work all the time. Therefore, the Managing Owner’s objective is to have several approaches and several data inputs operating in conjunction with one another.

When arriving at the portfolio allocation, the Managing Owner generally seeks maximum diversification, subject to liquidity and sector concentration constraints and subject to the mandate of the strategy. Each market is traded using a diversified set of trading systems, which may be optimized for groups of markets, sectors or specific markets. The markets traded and allocations are reviewed at least monthly, although changes may occur more or less frequently. The following factors, among others, are considered in constructing a universe of markets to trade for the Trust: profitability, liquidity of markets, professional judgment, desired diversification, transaction costs, exchange regulations and depth of markets. The current allocation to any market in the Trust’s portfolio does not exceed 3.0% of total market exposure, measured by risk allocation.

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

Another important risk management function is the careful control of leverage or total portfolio exposure. Leverage levels are determined by simulating the entire portfolio — all markets, all systems, all risk control models, the exact weightings of the markets in the portfolio and the proposed level of leverage — over the past five or ten years to determine the portfolio’s simulated risk and return characteristics as well as the worst case experienced by the portfolio in the simulation period. The worst case, or peak-to-trough drawdown, is measured from a daily high in portfolio assets to the subsequent daily low whether that occurs days, weeks or months after the daily high. If the Managing Owner considers the drawdown too severe or the portfolio’s simulated volatility too high, it can reduce the leverage or total portfolio exposure. There are, however, no restrictions on the amount of leverage the Trust may use at any given time.

Decisions whether to trade a particular market require the exercise of judgment. The decision not to trade certain markets for certain periods, or to reduce the size of a position in a particular market, may result at times in missing significant profit opportunities.

In some cases, the Managing Owner employs discretion in the execution of trades where trader expertise plays a role in timing of orders and, from time to time, the Managing Owner may adjust the size of a position, long or short, in any given market indicated by its systematic trading strategies. This exercise of discretion (other than in trade execution) has historically been very rare and would generally occur only in response to unusual market conditions that may not have been factored into the design of the trading systems. Such adjustments would be done with the intention of reducing risk exposures as opposed to seeking additional risk. Decisions to make such adjustments also require the exercise of judgment and may include consideration of the volatility of the particular market; the pattern of price movements, both inter-day and intra-day; open interest; volume of trading; changes in spread relationships between various forward contracts; and overall portfolio balance and risk exposure.

The Trust is open-ended and may offer Units issued in difference Series. Currently, the Trust is offering Series 3, Series 4 and Series 5 Units at their respective net asset values as of the first day of each month. The only differences between the Units of each Series are the applicable fees and expenses. Otherwise, the Units of each Series are identical to the Units of such other Series and share pro rata in the profits and losses of the Trust. Series 3 Units are available only to investors participating in a registered investment adviser’s asset-based fee or fixed fee advisory program through which an investment adviser recommends a portfolio allocation to the Trust. Series 4 Units are available only to employees and former employees of the Managing Owner and its affiliates who purchase their Units through the Managing Owner’s 401(k) and Profit Sharing Plan. Unitholders (“Unitholders”) may redeem any or all of their Units upon 10 days’ written notice to the Managing Owner at their net asset value as of the last day of any month. An investor acquiring Series 5 Units through certain selling agents may be required to pay to such selling agents an upfront selling commission of up to 3% of the amount intended to be invested in Series 5 Units. Any such upfront selling commission will be deducted by the selling agent directly from the investor’s investment account maintained by the selling agent and will not be considered in calculating the profit shares attributable to Series 5 Units as described below. Requests for redemption will be honored and payment will be made, except in the event of highly unusual market disruptions, within 15 business days of the effective date of redemption.

Pursuant to the Trust Agreement, the Managing Owner receives a flat-rate monthly brokerage fee equal to 0.583% of the month-end Series 1 net assets (a 7.0% annual rate). The Managing Owner charges less than the annual brokerage rate of 7% to those subscribers who invested in amounts of $100,000 or more in the Series 1 Units or subscribed without incurring the selling commissions paid by the Managing Owner. These reductions have no effect on other investors. From this amount, the Managing Owner pays approximately 0.30% to the Trust’s executing and clearing brokers, and up to 4% to the selling agents. For Series 1 Units sold after June 4, 2009, the amount paid to selling agents shall not, however, exceed 9.5% of the gross offering proceeds. Once the 9.5% threshold is reached with respect to a Series 1 Unit, the selling agent will receive no future compensation and the up to 4% amount that would otherwise be paid to the selling agent for that Series 1 Unit will instead be rebated to the Trust for the benefit of all holders of Series 1 Units. The Managing Owner also receives a profit share equal to 20% of any new trading profit of Series 1 Units, determined as of the end of each calendar year. The annual profit share is calculated net of brokerage fees and administrative expenses and excluding interest income. The Managing Owner pays all the routine costs of executing and clearing the Trust’s trades and all compensation due to the selling agents with respect to the Series 1 Units.

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

SG Americas Securities, LLC (“SG Americas”), Deutsche Bank Securities Inc. (“Deutsche Bank”) and Merrill Lynch, Pierce, Fenner and Smith Incorporated (“MLPF&S”) act as the futures brokers for the Trust. The Trust also currently executes currency forward trades with Deutsche Bank AG and Bank of America, N.A., which serve as the Trust’s prime brokers for such transactions. The Trust pays “bid ask” spreads on its forward trades, as such spreads are incorporated into the pricing of forward contracts. The Managing Owner monitors the Trust’s trades to ensure that the prices it receives are competitive.

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

Regulation

Under the Commodity Exchange Act, as amended (the “CEA”), commodity exchanges and futures trading are subject to regulation by the CFTC. NFA, a “registered futures association” under the CEA, is the only non-exchange self-regulatory organization for futures industry professionals. The CFTC has delegated to NFA responsibility for the registration of CTAs, CPOs, “futures commission merchants,” “introducing brokers,” “swap dealers” and their respective associated persons and “floor brokers” and “floor traders.” The CEA requires CPOs and CTAs, such as the Managing Owner, and commodity brokers or futures commission merchants (“FCMs”) and swap dealers, such as SG Americas, Deutsche Bank, Deutsche Bank AG, Merrill Lynch, Pierce, Fenner and Smith, and Bank of America, N.A. to be registered and to comply with various reporting and record keeping requirements. The CFTC may suspend a CPO’s or CTA’s registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations. In the event that the registration of the Managing Owner as a CPO or a CTA were terminated or suspended, the Managing Owner would be unable to continue to manage the business of the Trust. Should the Managing Owner’s registration be suspended, termination of the Trust might result.

In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long or net short positions which any person may hold or control in certain futures contracts. Most exchanges also limit the changes in futures contract prices that may occur during a single trading day. The CFTC has also proposed, but not yet adopted, additional position limit rules governing energy, metals and agricultural derivative contracts. All accounts controlled by the Managing Owner are likely to be combined for speculative position limit purposes. The Managing Owner could be required to liquidate positions it holds for the Trust or may not be able to fully implement trading instructions generated by its trading models, in order to comply with the new position limits regime. Any such liquidation or limited implementation could result in substantial costs to the Trust. It is as yet unclear whether the rules will have an adverse effect on the Trust.

In response to the financial crises of 2008-2009, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was enacted in July 2010. The Reform Act mandates that a substantial portion of over-the-counter derivatives must be executed in regulated markets and be submitted for clearing to regulated clearinghouses, subject to margin requirements. This has increased and will continue to increase the dealers’ costs, which costs are generally passed through to other market participants in the form of new and higher fees, including clearing account maintenance fees, and less favorable dealer marks.

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

Past Performance Is Not Necessarily Indicative of Future Results

The Trust began trading on July 1, 2002 and has traded in both rising and falling markets. Nevertheless, the past performance of the Trust is not necessarily indicative of the Trust’s future results, and the Trust may sustain losses in the future under market conditions in which it achieved gains in the past.

The Trust Is a Highly Leveraged Investment

The Trust acquires positions with an aggregate face value of as much as eight to ten times or more of its total equity. Consequently, small adverse movements in the prices of the Trust’s open positions can cause significant losses.

The Performance of the Trust Will Be Volatile

The Managing Owner expects that the performance of the Trust will be volatile. The Trust may suffer sudden and substantial losses from time to time and the day-to-day value of the Units will be variable and uncertain. The net asset value per Unit may change materially between the date on which you subscribe for Units and the date the Units are issued or the date you request a redemption and the month-end redemption date. In the last five years, monthly returns for the Series 1 Units, adjusted to reflect the cost/fee structure of the Series 5 Units, the highest fee paying Units currently offered, have ranged from up 6.32% to down 8.11%.

The Trust’s Expenses Will Cause Losses Unless Offset by Profits and Interest Income

The Trust pays annual expenses of up to approximately 2.65%, 0.90% and 3.40% of its average month-end net assets attributable to Series 3 Units, Series 4 Units and Series 5 Units, respectively. The Trust must earn trading profits and interest income allocable to each Series at least equal to these expenses to avoid losses. To the extent the Trust’s Net Assets decline, fixed costs of the Trust will constitute a greater percentage of the Trust’s Net Assets.

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

Speculative Position Limits May Alter Investment Decisions for the Trust

The CFTC has established limits on the maximum net long or net short positions which any person may hold or control in certain futures contracts. Exchanges have also established such limits. The CFTC has also proposed, but not yet adopted, additional position limit rules covering energy, metals and agricultural derivative contracts. All accounts controlled by the Managing Owner, including the account of the Trust, are likely to be combined for speculative position limit purposes. The Managing Owner could be required to liquidate positions it holds for the Trust, or may not be able to fully implement trading instructions generated by its trading models, in order to comply with the such limits. Any such liquidation or limited implementation could result in substantial costs to the Trust. It is as yet unclear whether the rules will have an adverse effect on the Trust.

The Managing Owner’s Trading Systems Have Been Developed Over Time and Are Subject to Change

In executing its trading method, the Managing Owner uses combinations of trading systems to generate buy and sell signals in the various markets traded. The Managing Owner has developed, modified, retained and discarded numerous systems over more than 47 years. Consequently, some of the trading systems and combinations of systems currently being used to trade accounts pursuant to the Diversified Portfolio as the Trust is so traded, are not identical to those used 1, 5, 10, 15, 20 or more years ago.

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

The Trust May Be Subject to Profit Shares Despite Certain Units Having Declined in Value

Investors will purchase Units at different times and will, accordingly, recognize different amounts of profit and loss on their investments. Profit shares are accrued, or the accruals are reversed to reflect losses, on a monthly basis so that Units are not sold with an embedded profit share liability. However, profit shares attributable to Series 3 and Series 5 Units are each ultimately calculated on the basis of the net trading profits, if any, recognized by the Series 3 Units as a whole and the Series 5 Units as a whole, respectively, and not on the profits recognized by any particular Unit or Units. Consequently, the Managing Owner may still be allocated a profit share even though certain Units have lost value since the date they were purchased.

Conversely, Units purchased at a net asset value reduced by accrued profit shares will benefit from any reversal of such accruals, and the benefit of such reversals to Units outstanding at the time of such purchase will be diluted.

Similarly, Units may incur losses generating a loss carryforward for purposes of calculating subsequent profit shares. The benefit of any such loss carryforward will, in the case of Series 3 Units and Series 5 Units be diluted by the sale of additional Series 3 Units and Series 5 Units, respectively.

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

No Deduction for “Investment Advisory Fees”

The Managing Owner does not intend to treat the ordinary expenses of the Trust as “investment advisory fees” for federal income tax purposes. The Managing Owner believes that this is the position adopted by virtually all U.S. futures fund sponsors. However, were the ordinary expenses of the Trust characterized as “investment advisory fees,” non-corporate taxpayers would be unable to deduct those expenses, would pay increased taxes in respect of an investment in the Trust and could actually recognize taxable income despite having incurred a financial loss.

The IRS Could Audit Both the Trust and Individual Unitholders

The Internal Revenue Service (the “IRS”) could audit the Trust’s tax returns and require the Trust to adjust such returns. If an audit results in an adjustment, you could be audited and required to pay additional taxes, plus interest and possibly penalties.

Absent an election by the Trust under rules to be finalized by the IRS, the Trust will be required to determine and pay any imputed underpayment of tax (including interest and penalties) resulting from an adjustment of the Trust’s items of income, gain, loss, deduction or credit at the Trust level without the benefit of Unitholder-level tax items that could otherwise reduce tax due on any adjustment and, where the adjustment reallocates any such item from one Unitholder to another, without the benefit of any decrease in any item of income or gain (or increase in any item of deduction, loss or credit). Absent this election, the cost of such imputed underpayment (including interest and penalties) will be borne by Unitholders in the year of adjustment, without any Trust or Unitholder-level tax deduction or credit for the Trust’s payments, rather than by those who were Unitholders in the taxable year to which the adjustment relates.

Accounting for Uncertain Tax Positions

Financial Accounting Standards Board Accounting Standards Codification Topic No. 740, “Income Taxes” (“ASC 740,” in part formerly known as “FIN 48”), provides guidance on the recognition of uncertain tax positions.  ASC 740 prescribes the minimum recognition threshold that a tax position is required to meet before being recognized in an entity’s financial statements.  It also provides guidance on recognition, measurement, classification, interest and penalties with respect to tax positions.  A prospective investor should be aware that, among other things, ASC 740 could have a material adverse effect on the periodic calculations of the net asset value of the Trust, including reducing the net asset value of the Trust to reflect reserves for income or other taxes, such as foreign withholding taxes, that may be payable by the Trust.  This could cause benefits or detriments to certain Unitholders, depending upon the timing of their subscriptions and withdrawals from the Trust.

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

Forwards, Swaps and Other Derivatives Are Subject to Varying CFTC Regulation

The Reform Act mandates that a substantial portion of OTC derivatives must be executed in regulated markets and be submitted for clearing to regulated clearinghouses, subject to margin requirements. The CFTC has broad discretion to impose margin requirements on non-cleared OTC derivatives.

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

The CFTC also requires certain derivative transactions that were previously executed on a bi-lateral basis in the OTC markets to be executed through a regulated futures exchange or swap execution facility. Such requirements may make it more difficult and costly for investment funds, including the Trust, to enter into highly tailored or customized transactions.

OTC derivative dealers are required to register with the CFTC and will ultimately be required to register with the SEC. Registration and the attendant regulatory requirements further increase the overall costs for OTC derivative dealers, which may be passed along to market participants as market changes continue to be implemented.

Although the Reform Act requires many OTC derivative transactions previously entered into on a principal-to-principal basis to be submitted for clearing by a regulated clearinghouse, certain of the derivatives that may be traded by the Trust may remain principal-to-principal or OTC contracts between the Trust and third parties entered into privately. The risk of counterparty nonperformance can be significant in the case of these OTC instruments, and “bid-ask” spreads may be unusually wide in these heretofore substantially unregulated markets. While the Reform Act is intended in part to reduce these risks, its success in this respect may not be evident for some time after the Reform Act is fully implemented. To the extent not mitigated by implementation of the Reform Act, if at all, the risks posed by such instruments and techniques, which can be extremely complex and may involve leveraging of the Trust’s assets, include: (1) credit risks (the exposure to the possibility of loss resulting from a counterparty’s failure to meet its financial obligations); (2) market risk (adverse movements in the price of a financial asset or commodity); (3) legal risks (the characterization of a transaction or a party’s legal capacity to enter into it could render the financial contract unenforceable, and the insolvency or bankruptcy of a counterparty could preempt otherwise enforceable contract rights); (4) operational risk (inadequate controls, deficient procedures, human error, system failure or fraud); (5) documentation risk (exposure to losses resulting from inadequate documentation); (6) liquidity risk (exposure to losses created by inability to prematurely terminate the derivative); (7) systemic risk (the risk that financial difficulties in one institution or a major market disruption will cause uncontrollable financial harm to the financial system); (8) concentration risk (exposure to losses from the concentration of closely related risks such as exposure to a particular industry or exposure linked to a particular entity); and (9) settlement risk (the risk faced when one party to a transaction has performed its obligations under a contract but has not yet received value from its counterparty).

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

Inaccurate or Incomplete Third-Party Data Could Affect Trust Profitability

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

(b)    Holders

As of December 31, 2018, there were 4,025 holders of Series 1 Units, 393 holders of Series 3 Units, 1 holder of Series 4 Units and 18 holders of Series 5 Units.

(c)    Dividends

No distributions or dividends have been made on the Units, and the Managing Owner has no present intention to make any.

(d)    Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)    Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There have been no sales of unregistered securities of the Trust during 2016, 2017 or 2018.

(f)    Purchases of Equity Securities by the Issuer

Pursuant to the Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following table summarizes the redemptions by Series 1 and Series 3 Unitholders during the fourth calendar quarter of 2018. There were no redemptions by Series 4 or Series 5 Unitholders during the fourth calendar quarter of 2018.

	Series 1 Units	Series 1	Series 3 Units	Series 3
Redemption Date	Redeemed	Unit NAV	Redeemed	Unit NAV
October 31, 2018	(3,560.971)	1,156.86	(165.668)	1,604.97
November 30, 2018	(1,935.802)	1,168.50	(558.303)	1,627.24
December 31, 2018	(1,206.334)	1,185.46	(67.700)	1,654.06
	(6,703.107)		(791.671)

Item 6.    Selected Financial Data

The following is a summary of operations for the fiscal years 2018, 2017, 2016, 2015, and 2014 and total assets of the Trust at December 31, 2018, 2017, 2016, 2015, and 2014.

	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
Revenue:
Total net realized and unrealized gains (losses)*	$3,620,317	$18,538,067	$34,647,535	$19,785,166	$48,665,853
Interest income	3,066,530	1,749,536	941,571	477,084	289,332

Expenses:
Profit share	68,133	308,026	551,582	228,356	119,598
Administrative expenses**	1,075,611	1,480,909	1,232,905	1,190,361	1,301,056
Brokerage fees***	9,318,297	11,717,034	12,411,325	12,748,918	15,348,327
Management fees	560,465	541,502	460,718	385,131	405,490

Net income (loss) after profit share to Managing Owner	$(4,335,659)	$6,240,132	$20,932,576	$5,709,484	$31,780,714

Total assets	$177,756,293	$223,750,484	$230,758,101	$214,222,832	$246,891,692
Total Trust capital	$174,548,246	$211,845,564	$223,164,728	$208,845,956	$240,589,206
Net Asset Value per Series 1 Unit	$1,185.46	$1,218.29	$1,196.11	$1,091.87	$1,071.85
Net Asset Value per Series 2 Unit****	$-	$-	$1,522.28	$1,365.30	$1,300.38
Net Asset Value per Series 3 Unit	$1,654.06	$1,627.18	$1,545.19	$1,383.72	$1,315.44
Net Asset Value per Series 4 Units	$2,068.44	$1,995.85	$1,838.98	$1,574.68	$1,450.17
Net Asset Value per Series 5 Units*****	1,589.56	-	-	-	-
Increase (decrease) in Net Asset Value per Series 1 Unit	$(32.83)	$22.18	$104.24	$20.02	$118.61
Increase (decrease) in Net Asset Value per Series 2 Unit	$-	$60.16	$156.98	$64.92	$184.35
Increase (decrease) in Net Asset Value per Series 3 Unit	$26.88	$81.99	$161.47	$68.28	$189.23
Increase (decrease) in Net Asset Value per Series 4 Units	$72.59	$156.87	$264.30	$124.51	$240.96
Increase (decrease) in Net Asset Value per Series 5 Units	$89.56	$-	$-	$-	$-

*From trading of futures, forward and swap contracts, foreign exchange transactions and U.S. Treasury obligations.

** Includes custody fees and other expenses.

*** Net of Managing Owner commission rebate to Unitholders for the years ended December 31, 2018 ($627,923), 2017 ($745,218), 2016 ($777,662) and 2015 ($817,820).

**** All Series 2 Units have been redeemed as of August 31, 2017.

***** Series 5 Units were first issued on April 1, 2018.

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

The Trust’s assets are generally held as cash or cash equivalents, including short-term U.S. government obligations, which are used to margin the Trust’s futures, forward and spot currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Trust’s futures, forward and spot trading, the Trust’s assets are highly liquid and are expected to remain so. During its operations through December 31, 2018, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

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

Series 1 Units, which were initially issued simply as “Units” beginning in July 2002, were the only Series of Units available prior to 2009. Series 3 Units were first issued on September 1, 2009, Series 4 Units were first issued on November 1, 2010, and Series 5 Units were first issued on April 1, 2018. The Trust’s past performance is not necessarily indicative of how it will perform in the future.

2018

During 2018, the Trust achieved net realized and unrealized gains of $3,620,317 from its trading operations (including foreign exchange transactions and translations). Brokerage and custodial fees of $9,946,220, management fees of $560,465, administrative expenses of $1,041,158 and custody fees of $34,453 were paid or accrued. The Trust allocated $68,133 in profit share to the New Profits Memo Account for the benefit of the Managing Owner. Interest income of $3,066,530 and Managing Owner commission rebate to Unitholders of $627,923 partially offset the Trust expenses resulting in a net loss after profit share to the Managing Owner of $4,335,659.

An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	0.08%
Energies	8.43%
Grains	0.62%
Interest rates	1.54%
Livestock	(0.06)%
Metals	(1.47)%
Softs	0.16%
Stock indices	(6.50)%

Total	2.80%

Although experiencing a net loss in 2018 after taking into account Trust expenses and after profit share to the Managing owner, the Trust realized modest gains from its trading operations in 2018 as first quarter losses, driven largely by the January – February global equity selloff, were outweighed by gains realized during the last ten months of the year. Sizable profits from trading energy futures and, to a lesser extent, from trading interest rate, soft and agricultural commodity futures and currency forwards outdistanced losses from trading stock index and metal futures.

The year opened optimistically with signs of expanding, synchronized global growth, but closed pessimistically amid mounting concerns about a synchronized growth deceleration. Indicative of this change were readings from the composite index of global manufacturing activity produced by JPMorgan Chase & Co. and IHS Markit that stood at a 27-month low of 51.5 in December after reaching a six year high of 54.5 in January 2018. The dramatic change in outlook reflected several shifts that emerged during the year including: a move from quantitative easing toward quantitative tightening by global monetary authorities; the rising tide of trade protectionism, especially between the U.S. and China; mounting political turmoil in Europe including Brexit, the European Union-Italy deficit squabble, France’s “yellow vests” demonstrations, Germany’s leadership changes, and the simmering Spain-Catalonia independence struggle; and increasing tensions between the Trump administration and the U.S. Congress following the November elections in the U.S. Unsettled conditions in world energy markets also contributed to the deterioration of the growth outlook. These factors, combined with reduced global liquidity, increased high frequency algorithmic trading and the declining role of traditional market makers, led to increasing volatility during the year across most, if not all, financial and commodity markets.

Energy trading was highly profitable during the year even as energy prices swung wildly. For example, Brent crude prices started the year at about $66/barrel, climbed to nearly $80/barrel in late May, fell to $71/barrel in mid-August, rose again to more than $86/barrel on October 3rd and then plunged under $50/barrel in December. Conflicting forces were at work throughout the year. The production control agreement signed by the Organization of the Petroleum Exporting Countries (“OPEC”), the U.S. decision to pull out of the Joint Comprehensive Plan of Action agreement with Iran, the implosion of the Venezuelan economy, Libyan oil production difficulties, and the January – September decline in U.S. inventories negatively impacted energy supplies and underpinned prices. Alternatively, rising shale production that pushed U.S. output to a record 11.7 million barrels per day (mb/d) by late in the year; the June relaxation of OPEC’s production restraint agreement that allowed Saudi Arabia and Russia to push their outputs to record levels of 11.2 and 11.4 mb/d, respectively; and the surprising U.S. announcement in November of 6-month waivers of sanctions for purchasers of Iranian crude flooded the market with supply, at first constraining price increases but ultimately leading to the fourth quarter price collapse. Evidence of slowing global growth also depressed prices. Not even the announcement in December that OPEC would re-impose production cuts in January arrested the declines. Generally speaking, long positions in Brent crude, WTI crude, RBOB gasoline and London gas oil during the first three quarters of 2018 and short positions in these markets in November and December were highly profitable. A long U.S. natural gas position was also very profitable in November as seasonal demand pushed prices higher. Trading of heating oil was slightly unprofitable due to a long position in October and November.

Interest rate futures were buffeted by clashing forces during the year. On the one hand, indications that global central banks, especially the U.S. Federal Reserve (the “Fed”), European Central Bank (the “ECB”), Bank of England and Bank of Japan, were pulling back on monetary accommodation led to firming interest rates and falling prices of interest rate futures. On the other hand, higher U.S. interest rates, a rising U.S. dollar, global trade frictions, and political uncertainties sparked tumult in emerging markets, including Turkey, Brazil Argentina, Mexico and Indonesia, triggering growth concerns, capital flight and safe haven demand for government securities. Similarly, worries that political turmoil in Europe could impede European growth triggered periodic safe haven demand that drove interest rates off their highs. Strong demand from central banks, pension funds and insurance-related buyers for high quality government debt, particularly when yields reached attractive levels, added to the price rallies. Finally, increased equity and credit market volatility globally, and subdued actual inflation statistics also underpinned demand for government securities. Overall, long positions in German, French, Japanese, Australian and Canadian note and bond futures were profitable. Trading the U.S. ultra-bond was fractionally positive too. On the other hand, trading of U.S. 2-, 5- and 10-year notes and short-term Eurodollar futures produced partially offsetting losses. A long Italian bond trade was unprofitable in May when yields rose sharply in the wake of post-election turmoil. Long positions in British interest rate futures were unprofitable, particularly early in the year when rates increased due to rising global growth.

Short soybean, wheat and corn trades were profitable, especially in June as Chinese tariffs and ample supplies weighed on prices. Short coffee and sugar positions were each slightly profitable during the January – August time frame, while trading of cocoa produced a partially offsetting loss.

While the U.S. dollar did advance during 2018, the gain did not occur in a straight line, but rather, was interspersed with periods of volatile sideways market action. The U.S. dollar, which had been on an upswing entering 2018—as measured by the Bloomberg dollar index (BBDXY) —fell about 4% from January 1 through mid-April, then strengthened in a halting manner by about 8% during the final eight months of the year. In general, the more hawkish stance by the Fed relative to other major central banks and solid U.S. growth and corporate profits underpinned the U.S. dollar. Idiosyncratic trade, current account deficit, fiscal deficit, foreign debt and political problems in a number of emerging economies, including Turkey, Brazil, India and Argentina among others, further buoyed the U.S. dollar. Increased demand in the wake of periodic European political uncertainties also supported the U.S. currency. Long U.S. dollar trades versus the Brazilian real, British pound, euro, Norwegian krone, Swedish krona, Korean won, and Israeli shekel were profitable. A long U.S. dollar/short Turkish lira position was profitable through August, and a short U.S. dollar/long Turkish lira trade was profitable after Turkish interest rates were boosted to support the currency. On the other hand, there were a number of idiosyncratic currency movements that produced losses. Long U.S. dollar trades versus the Japanese yen and Swiss franc—perhaps safer safe havens than the U.S. dollar—were unprofitable. The New Zealand and Australian dollars, which had been shorted significantly as trade tensions between the U.S. and China escalated, rebounded sharply on short covering prior to the November G-20 conference in hopes that the Trump-Xi talks would lead to reduced tensions going forward. Somewhat better than expected economic data from both countries and less dovish local central bank statements supported the short covering during the fourth quarter. As a result, long U.S. dollar positions against both these currencies were unprofitable. Trading the U.S. dollar against the Mexican peso was unprofitable, particularly around the Mexican election in July, and after the United States-Mexico-Canada Agreement or “USMCA” was agreed in October. Trading of the South African rand versus the U.S. dollar and of the euro against other European currencies was also unprofitable.

Equity markets were increasingly volatile in 2018 due to decreased global liquidity, increased algorithmic trading, increasing trade protectionism and signs of slowing global growth, particularly late in the year. Rising U.S. interest rates and a strong U.S. dollar dented enthusiasm for emerging market equities. Mounting political turmoil dampened investor interest in European equities. Escalating trade tension between the U.S. and China, and Chinese government efforts to rein in excessive debt and to control environmental damage combined to slow China’s growth and led to sharp selloffs in Chinese and other Asian equities. U.S. equities wilted, especially late in the year, under the weight of worsening trade tensions and persistent Fed tightening. In this environment, long positions in U.S., Canadian, British, German, Swedish, Japanese, and Australian stock futures were unprofitable, particularly during the sharp January – February and fourth quarter declines. Trading of the VIX future and Spanish, Korean and Indian equity futures were also unprofitable. Meanwhile, short positions Dutch, French, Italian, Chinese, Hong Kong, Taiwanese, South African and MSCI EAFE stock index futures posted partially offsetting gains, especially during the year-end selloff. At times, long positions in Dutch, French and Taiwanese equity futures also posted gains.

During 2018, metals prices were impacted by a variety of factors including tariffs and other trade disruptions, U.S. sanctions on Russia, political turmoil in producing regions, a shifting mix of the number of cars powered by gas, diesel and electric motors, a generally rising dollar and the shift from global growth to global slowdown. Trading of industrial metals, especially copper and aluminum, was unprofitable. In addition, late in the year, short gold and silver positions were unprofitable and were reduced as a slightly weaker dollar and global economic and political uncertainties boosted the prices of precious metals.

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

The U.S. dollar, which had risen sharply into early 2017, declined markedly in an erratic saw-toothed pattern during the first 9 months of 2017, driving the Bloomberg U.S. dollar index to a nearly 33 month low on September 8, down about 11% from the highs reached early in the year. Thereafter, trading was volatile but range-bound. As the year began, the U.S. dollar was underpinned by three factors: U.S. growth that was stronger than growth abroad; U.S. politics that seemed more certain than politics in Europe; and a Fed that was reducing monetary policy accommodation while authorities overseas were still engaged in monetary easing. However, as the year progressed these dollar supports eroded. Growth in Europe and Asia accelerated while growth in the U.S. remained modest. The difficult reality of governing diminished the election euphoria for the Trump administration and politics in the U.S. grew more toxic while the political outlook in Europe improved significantly as elections, particularly in the Netherlands and France, produced more moderate outcomes than feared. Finally, the ECB, Bank of England, People’s Bank of China (“PBOC”), and Bank of Canada, among others, shifted toward a less accommodative policy stance. In this environment, U.S. dollar trades against a number of currencies including the Aussie dollar, New Zealand dollar, Canadian dollar, British pound, Japanese yen, euro, Swiss franc, Norwegian krone, Swedish krona, Polish zloty, Singapore dollar, Korean won, South African rand, and the Columbian and Chilean pesos were unprofitable. On the other hand, short U.S. dollar trades against the Indian rupee, Mexican peso, Russian ruble and Brazilian real posted small gains, as did a long dollar trade against the Turkish lira.

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

With the International Energy Agency suggesting that the “…world could drown in [oil] oversupply…”; with crude oil production at or near record levels in many countries—e.g., Saudi Arabia, Russia, the U.S. and Iraq; with Iranian exports ramping up; and with global demand still sluggish, crude prices slumped to about $27 per barrel in January. Then, reports that Saudi Arabia, Russia and a number of other producers were discussing plans for a production freeze and would meet in Doha in April sparked an oil price rebound to about $40/barrel. Subsequently, WTI crude traded in a wide range between $40 and $50 per barrel until early December, with prices dropping whenever the reality of excess production and high inventories dominated the discussion, and prices spiking higher whenever the OPEC threat reemerged. Then, on November 30, OPEC announced an agreement to cut group production by a larger than expected 1.2 million barrels a day and non-OPEC producers, led by Russia, followed in early December with a 600,000 barrel per day reduction. As a result crude prices, which had fallen sharply from early October to late November, spiked upward by 9-10%. In this environment, trading of Brent and WTI crude oil, RBOB gasoline, London gas oil, heating oil and natural gas were each unprofitable.

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

Contractual Obligations

The Trust does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Trust’s sole business is trading futures, forward and spot contracts, both long (contracts to buy) and short (contracts to sell). The Trust may also trade swaps. All such contracts are settled by offset, not delivery. Substantially all such contacts are for settlement within four months of the trade date and are held by the Trust for less than four months before being offset or rolled over into new contracts with similar maturities. The Trust’s Financial Statements, included as Exhibit 13.01 to this report, present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Trust’s open future and forward currency contracts, both long and short, at December 31, 2018 and December 31, 2017.

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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest and lowest amounts of trading Value at Risk associated with the Trust’s open positions by market category for the fiscal years ended December 31, 2018 and 2017. During fiscal years 2018 and 2017, the Trust’s average total capitalization was approximately $188 million and $221 million, respectively.

Fiscal Year 2018
	Average	% of Average	Highest	Lowest
Market Sector	Value at Risk	Capitalization	Value At Risk	Value At Risk
Currencies	$7.0	3.7%	$8.8	$4.4
Energies	$2.7	1.5%	$4.0	$2.0
Grains	$0.8	0.4%	$1.1	$0.4
Interest rates	$5.6	3.0%	$6.2	$4.8
Livestock	$0.0	0.0%	$0.0	$0.0
Metals	$0.8	0.4%	$1.0	$0.6
Softs	$0.3	0.2%	$0.4	$0.2
Stock indices	$7.5	4.0%	$9.6	$5.1
Total	$24.7	13.2%

Fiscal Year 2017
	Average	% of Average	Highest	Lowest
Market Sector	Value at Risk	Capitalization	Value At Risk	Value At Risk
Currencies	$6.8	3.1%	$8.0	$5.0
Energies	$2.5	1.1%	$3.4	$1.3
Grains	$1.2	0.5%	$1.7	$0.8
Interest rates	$6.7	3.0%	$7.8	$5.9
Livestock	$0.1	0.0%	$0.1	$0.0
Metals	$1.3	0.6%	$2.4	$0.8
Softs	$0.4	0.2%	$0.5	$0.3
Stock indices	$11.2	5.2%	$13.3	$9.0
Total	$30.2	13.7%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts during the fiscal year. Average Capitalization is the average of the Trust’s approximate capitalization at the end of each month during the fiscal years 2018 and 2017. Dollar amounts represent millions of dollars.

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

The following were the primary trading risk exposures of the Trust as of December 31, 2018, by market sector.

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

The following were the only non-trading risk exposures of the Trust as of December 31, 2018.

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

The goal of the Managing Owner’s research has been to develop and select a mix of systems in each market and to allocate risk across a wide array of markets, so as to contain overall portfolio risk within a targeted range, while allowing exposure to profitable trend opportunities. Over more than 47 years, the Managing Owner has developed hundreds of trading systems. These trading systems generate buy or sell decisions in a particular market based on the direction of price movements in the market, some non-price information or a combination of both.

Of course, systems can be materially different — better in some periods and worse in others. The main distinguishing features are: the time frame over which systems work (intra-day to long-term); the granularity of data fed into them (tick data to daily, weekly or monthly frequencies); the amount of data used to learn the market structure; the statistical or technical methods used to make forecasts; the type of data (market or economic statistics); and the source of data (cash, futures, forward or option markets-generated data or government and industry-generated statistical information). No single approach will work all the time. Therefore, the Managing Owner’s objective is to have several approaches operating simultaneously.

When arriving at the portfolio allocation, the Managing Owner generally seeks maximum diversification subject to liquidity and sector concentration constraints and subject to the mandate of the strategy. Each market is traded using a diversified (but generally not optimized for each particular market) set of trading systems. The markets traded and allocations are reviewed at least monthly, although changes may occur more or less frequently. The following factors, among others, are considered in constructing a universe of markets to trade for the Trust: profitability, liquidity of markets, professional judgment, desired diversification, transaction costs, exchange regulations and depth of market. The current allocation to any market in the Trust’s portfolio does not exceed 3% of total market exposure, measured by risk allocation.

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

Another important risk management function is the careful control of leverage or total portfolio exposure. Leverage levels are determined by simulating the entire portfolio — all markets, all systems, all risk control models, the exact weightings of the markets in the portfolio and the proposed level of leverage — over the past five or ten years to determine the portfolio’s simulated risk and return characteristics as well as the worst case experienced by the portfolio in the simulation period. The worst case, or peak-to-trough drawdown, is measured from a daily high in portfolio assets to the subsequent daily low whether that occurs days, weeks or months after the daily high. If the Managing Owner considers the drawdown too severe or the portfolio’s simulated volatility too high, it can reduce the leverage or total portfolio exposure. There are, however, no restrictions on the amount of leverage the Trust may use at any given time.

Item 8.    Financial Statements and Supplementary Data

Financial statements required by this item, including the report of Deloitte & Touche LLP for the fiscal years ended December 31, 2018, 2017, and 2016, are included as Exhibit 13.01 to this report.

The following summarized quarterly financial information presents the results of operations for the three month periods ended March 31, June 30, September 30 and December 31, 2018 and 2017. This information has not been audited.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	2018	2018	2018	2018
Interest Income:	$906,397	$825,043	$714,975	$620,115
Net Realized and Unrealized Gains (Losses):	6,091,911	5,107,614	3,837,420	(11,416,628)

Expenses*:	2,551,046	2,697,170	2,805,567	2,968,723

Net Income (Loss):	4,447,262	3,325,487	1,746,828	(13,765,236)
Increase (Decrease) in Net Asset Value per Series 1 Unit	25.96	16.56	6.86	(82.21)
Increase (Decrease) in Net Asset Value per Series 3 Unit	51.44	40.95	26.99	(92.50)
Increase (Decrease) in Net Asset Value per Series 4 Unit	76.72	59.37	41.69	(105.19)
Increase (Decrease) in Net Asset Value per Series 5 Unit **	41.52	28.10	19.94	—

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	2017	2017	2017	2017
Interest Income:	$548,745	$460,756	$406,890	$333,145
Net Realized and Unrealized Gains (Losses):	8,159,865	8,372,214	(8,178,886)	10,184,874

Expenses*:	3,701,980	3,421,899	3,224,764	3,698,828

Net Income (Loss):	5,006,630	5,411,071	(10,996,760)	6,819,191
Increase (Decrease) in Net Asset Value per Series 1 Unit	25.19	26.98	(64.47)	34.48
Increase (Decrease) in Net Asset Value per Series 2 Unit ***	0.00	68.25	(56.63)	48.54
Increase (Decrease) in Net Asset Value per Series 3 Unit	42.59	45.93	(56.66)	50.13
Increase (Decrease) in Net Asset Value per Series 4 Unit	71.84	73.07	(71.60)	83.56

* Expenses are inclusive of accruals and reversals of accruals of profit share to the Managing Owner.

** Series 5 Units were first issued on April 1, 2018.

*** All Series 2 Units have been redeemed as of August 31, 2017.

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

The Managing Owner assessed the effectiveness of its internal control over financial reporting with respect to the Trust as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on its assessment, management has concluded that, as of December 31, 2018, the Managing Owner’s internal control over financial reporting with respect to the Trust is effective based on those criteria.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the Managing Owner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in the Trust’s internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

(a, b) Identification of Directors and Executive Officers

The Trust has no directors or executive officers. The Trust is controlled and managed by the Managing Owner under a delegation of authority by Wilmington Trust Company (the “Trustee”).

Millburn Ridgefield Corporation, the Managing Owner, is a Delaware corporation operating in New York, New York, organized in May 1982 to manage discretionary accounts primarily in futures, forward and spot markets. It is the corporate successor to a futures trading and advisory organization which has been continuously managing assets in the currency and futures markets using quantitative, systematic techniques since 1971.

The principals and senior officers of the Managing Owner as of December 31, 2018 are as follows:

Harvey Beker, age 65. Mr. Beker is Co-Chairman of the Managing Owner and serves as a member of the Managing Owner’s Investment Committee. He received a Bachelor of Arts degree in economics from New York University (“NYU”) in 1974 and a Master of Business Administration degree in finance from NYU in 1975. From June 1975 to July 1977, Mr. Beker was employed by the investment bank Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies. From July 1977 to June 1978, Mr. Beker was a futures trader at the commodities and securities brokerage firm of Clayton Brokerage Co. of St. Louis. Mr. Beker joined The Millburn Corporation in June 1978. He initially served as the Director of Operations for its affiliate, Millburn Partners, and most recently thereafter served as Co-Chief Executive Officer of the Managing Owner and Chairman and Chief Executive Officer of The Millburn Corporation until November 1, 2015. During his tenure at the Managing Owner (including its former affiliates, The Millburn Corporation, Millburn Partners and CommInVest Research Limited Partnership (“CommInVest”)), he has been instrumental in the development of the research, trading and operations areas. Mr. Beker became a principal of the firm in June 1982, and a partner in the predecessor to ShareInVest Research L.P. (“ShareInVest”) in April 1982. Mr. Beker became registered as an Associated Person and a Swap Associated Person of the Managing Owner effective November 25, 1986 and March 8, 2013, respectively. He was also listed as a Principal and registered as an Associated Person of ShareInVest effective February 20, 1986 until February 25, 2007. Mr. Beker has also served as Co-Chairman of Millburn Asia, LLC and Millburn International, LLC (collectively, “Millburn International Group”) since each entity’s inception.

Gregg R. Buckbinder, age 60. Mr. Buckbinder is President and Chief Operating Officer of the Managing Owner and also serves as Chief Financial Officer of the Managing Owner. He joined the Managing Owner and The Millburn Corporation in January 1998 from Odyssey Partners, L.P., an investment management firm, where he was responsible for the operation, administration and accounting of the firm’s merchant banking and managed account businesses from July 1990 through December 1997. Mr. Buckbinder was employed by Tucker Anthony, a securities broker and dealer, from June 1985 to July 1990 where he was First Vice President and Controller, and from August 1983 to June 1984 where he designed and implemented various operations and accounting systems. He was with the public accounting firm of Ernst & Whinney from June 1984 to June 1985 as a manager in the tax department and from September 1980 to August 1983 as a senior auditor, with an emphasis on clients in the financial services business. Mr. Buckbinder graduated cum laude from Pace University (“Pace”) in 1980 with a B.B.A. in accounting and received an M.S. in taxation from Pace in 1988. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. Mr. Buckbinder served as Senior Vice-President of the Managing Owner and The Millburn Corporation until November 1, 2015, and has since served as the Chief Financial Officer of the Managing Owner and the President and Chief Operating Officer of both entities with his affiliation with The Millburn Corporation ceasing on December 31, 2018 upon The Millburn Corporation’s merger into the Managing Owner. Mr. Buckbinder has also served as Senior Vice President, Chief Operating Officer and a Director of each entity in Millburn International Group since inception. Mr. Buckbinder became listed as a Principal of the Managing Owner effective February 5, 1999. He became listed as a Principal of The Millburn Corporation effective March 23, 1998. Mr. Buckbinder became a partner in ShareInVest in January 2000. He was also listed as a Principal of ShareInVest effective February 28, 2001 until February 25, 2007.

Michael W. Carter, age 49. Mr. Carter is a Vice President, Director of Operations and Principal Accounting Officer of the Managing Owner. He is responsible for overseeing operations and accounting for the firm’s commodity pools. Mr. Carter has served as Principal Accounting Officer of the Managing Owner since May 2014, and prior to the merger of The Millburn Corporation into the Managing Owner on December 31, 2018, also served as Vice President and Director of Operations of The Millburn Corporation since January 2011, maintaining responsibility for the entity’s operations. Mr. Carter previously held the positions of Fund Controller (February 2001 until February 2011) and Senior Accountant (March 2000 until February 2001) with The Millburn Corporation. He graduated from Rutgers, The State University of New Jersey – Newark in May 1997 with a B.S. in Accounting. Prior to joining the Managing Owner and its affiliates, he was employed with the accounting firm Rothstein Kass & Company, P.C., as a fund accountant from March 1997 until September 1997 and as a staff auditor from September 1997 until June 1999, and then an equity analyst covering restaurants with the brokerage firm of Sidoti & Company, LLC, which conducts independent small-cap equity research for institutional investors, from June 1999 until February 2000. He is a Certified Public Accountant. Mr. Carter became listed as Principal of the Managing Owner effective April 22, 2014. Mr. Carter’s affiliation with The Millburn Corporation ceased on December 31, 2018 upon its merger into the Managing Owner.

George E. Crapple, age 74. Mr. Crapple is Co-Chairman of the Managing Owner and serves as a member of the Managing Owner’s Investment Committee. In 1966, he graduated with honors from the University of Wisconsin where his field of concentration was economics and he was elected to Phi Beta Kappa. In 1969, he graduated from Harvard Law School, magna cum laude, where he was an editor of the Harvard Law Review. He was a lawyer with the law firm of Sidley Austin LLP, Chicago, Illinois, from June 1969 until April 1, 1983, as a partner since July 1975, specializing in commodities, securities, corporate and tax law. He was first associated with the Managing Owner in June 1976 and joined the Managing Owner (including its former affiliates, The Millburn Corporation, Millburn Partners and CommInVest) on April 1, 1983 on a full-time basis. Mr. Crapple ceased his employment with The Millburn Corporation effective May 31, 2011 and his position as Co-Chief Executive Officer of the Managing Owner as of November 1, 2015. He became a partner in ShareInVest in April 1984. Mr. Crapple is a past Director, Member of the Executive Committee, Chairman of the Appeals Committee and a former Chairman of the Eastern Regional Business Conduct Committee of the NFA, past Chairman of the hedge fund industry group, the Managed Funds Association (the “MFA”), a former member of the Global Markets Advisory Committee of the CFTC and a former member of the board of directors of the Futures Industry Association. Mr. Crapple has also served as the Co-Chairman of each entity in Millburn International Group since inception. Mr. Crapple became listed as a Principal and registered as an Associated Person and Swap Associated Person of the Managing Owner effective September 13, 1984, April 2, 1988 and December 26, 2012, respectively. He was also listed as a Principal and registered as an Associated Person of ShareInVest effective February 20, 1986 until February 25, 2007.

Steven M. Felsenthal, age 49. Mr. Felsenthal is General Counsel and Chief Compliance Officer of the Managing Owner. Prior to joining the Managing Owner and its affiliates (including its former affiliate The Millburn Corporation) in January 2004, Mr. Felsenthal was a senior associate in the investment management group at the law firm of Schulte Roth & Zabel LLP (September 1999 to January 2004), where he represented and advised hedge funds, registered investment companies, investment advisers, broker-dealers and banks in connection with all facets of their asset management businesses, and a member of the tax department of the law firm of Kramer, Levin, Naftalis & Frankel LLP (October 1996 to September 1999). He graduated cum laude from Yeshiva University in 1991 with a B.A. in political science, and order of the coif from Fordham University School of Law in 1996, where he also served as an editor of the Fordham Environmental Law Journal. Mr. Felsenthal received an LL.M degree in taxation from NYU School of Law in 2001 and has written and been quoted in numerous published articles, and frequently speaks at conferences, on various topics related to investment management. Mr. Felsenthal is a member of the New York State Bar (since August 1997), a member of the NFA’s Compliance and Risk Committee (since May 2014), a member of MFA’s CTA, CPO and Futures Committee, serving as a Chair (since April 2018) and Vice Chair (February 2017 to April 2018), a former member of the Steering Committee of the MFA’s Chief Compliance Officer Forum (June 2014 to December 2015), former Chairman of the MFA’s CPO/CTA Advisory Committee (November 2006 to June 2010) and former Co-Chairman of the Steering Committee of the MFA’s CPO/CTA Forum (June 2010 to January 2013), is currently a member of the Editorial Boards of the Journal of Securities Operations & Custody (formerly known as the Journal of Securities Law, Regulation and Compliance) (since February 2007) and the Journal of Financial Compliance (since August 2017) and a regular lecturer for the Regulatory Compliance Association’s Chief Compliance Officer University (since May 2009). Mr. Felsenthal has also served as General Counsel, Chief Compliance Officer and Secretary of each entity in Millburn International Group since inception. Mr. Felsenthal became listed as a Principal of the Managing Owner effective June 24, 2004. Mr. Felsenthal also served as General Counsel and Chief Compliance Officer of ShareInVest. Mr. Felsenthal’s affiliation with The Millburn Corporation ceased on December 31, 2018 upon its merger into the Managing Owner.

Mark B. Fitzsimmons, age 71. Mr. Fitzsimmons is a Senior Vice President of the Managing Owner. His responsibilities mainly involve business development. He joined the Managing Owner and its affiliates (including its former affiliate The Millburn Corporation) in January 1990 from the brokerage firm of Morgan Stanley & Co. Incorporated, a global financial services firm, where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm from October 1987 until January 1990. From September 1977 to October 1987, he was with the financial institution Chemical Bank New York Corporation (“Chemical”), first as a Senior Economist in Chemical’s Foreign Exchange Advisory Service and later as a Vice President and Manager of Chemical’s Corporate Trading Group. While at Chemical he also traded both foreign exchange and fixed income products. From September 1973 to September 1977, Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department. He graduated summa cum laude from the University of Bridgeport, Connecticut in 1970 with a B.S. degree in economics. His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973. Mr. Fitzsimmons became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the Managing Owner effective July 2, 1993, April 15, 2009, and March 8, 2013, respectively. Mr. Fitzsimmons was a partner in ShareInVest beginning in January 2000. He was also a listed Principal of ShareInVest effective May 19, 1999 until February 25, 2007. Mr. Fitzsimmons also served as a Senior Vice President of The Millburn Corporation until December 31, 2011 with his main responsibilities including business development and investment strategy.

Barry Goodman, age 61. Mr. Goodman is Co-Chief Executive Officer and Executive Director of Trading of the Managing Owner, and serves as a member of the Managing Owner’s Investment Committee. Mr. Goodman plays an integral role in business and product development, and in the strategic direction of the firm as a whole. Mr. Goodman joined the Managing Owner (including its former affiliate The Millburn Corporation) and Millburn Partners in November 1982 as Assistant Director of Trading and thereafter served as Executive Vice President of the Managing Owner and The Millburn Corporation until November 1, 2015. Mr. Goodman has since served as Co-Chief Executive Officer and Executive Director of Trading of both entities with his affiliation with The Millburn Corporation ceasing on December 31, 2018 upon the merger of The Millburn Corporation into the Managing Owner. His responsibilities include overseeing the firm’s trading operations and managing its trading relationships, as well as the design and implementation of trading systems. From September 1980 through October 1982, he was a commodity trader at the brokerage firm of E. F. Hutton & Co., Inc. (“E.F. Hutton”). At E.F. Hutton, he also designed and maintained various technical indicators and coordinated research projects pertaining to the futures markets. Mr. Goodman graduated magna cum laude from Harpur College of the State University of New York in 1979 with a B.A. in economics. Mr. Goodman has also served as President and a Director of each entity in Millburn International Group since inception. Mr. Goodman became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the Managing Owner effective December 19, 1991, May 23, 1989 and January 14, 2013, respectively. He became a partner in ShareInVest in January 1994. Mr. Goodman was a listed Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Grant N. Smith, age 67. Mr. Smith is Co-Chief Executive Officer and Chief Investment Officer of the Managing Owner, and serves as a member of the Managing Owner’s Investment Committee. He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm. He received a B.S. degree from the Massachusetts Institute of Technology (“MIT”) in 1974 and an M.S. degree from MIT in 1975. While at MIT, he held several teaching and research positions in the computer science field and participated in various projects relating to database management. He joined the predecessor entity to The Millburn Corporation in June 1975, and has been continuously associated with the Managing Owner and its affiliates since that time. Mr. Smith served as the Executive Vice President of the Managing Owner and The Millburn Corporation until November 1, 2015 and as the Director of Research of both such entities until May 31, 2016. He has since served as the Co-Chief Executive Officer and Chief Investment Officer of both entities with his affiliation with The Millburn Corporation ceasing on December 31, 2018 upon the merger of The Millburn Corporation into the Managing Owner. He has also served as a Director of each entity in Millburn International Group since inception, where he, along with the other Directors of each of those entities, is responsible for its overall management. Mr. Smith became listed as a Principal and registered as an Associated Person and Swap Associated Person of the Managing Owner, effective December 19, 1991, April 15, 2009 and March 8, 2013, respectively. Mr. Smith also became a partner in ShareInVest in January 1994. He also was listed as a Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

None of the individuals listed above currently serves as a director of a public company.

(c) Identification of Certain Significant Employees

None.

(d)    Family Relationships

None.

 (e)    Business Experience

See Item 10 (a, b) above.

(f)    Involvement in Certain Legal Proceedings

None.

(g)    Code of Ethics

The Trust has no employees, officers or directors and is managed by the Managing Owner.  The Managing Owner has adopted an Executive Code of Ethics that applies to its principal executive officers, principal financial officer and principal accounting officer.  A copy of this Executive Code of Ethics may be obtained at no charge by written request to Millburn Ridgefield Corporation, 55 West 46th Street, 31st Floor, New York, New York 10036 or by calling 212-332-7300 (ask for Client Services).

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

(b)    Security Ownership of Management

Under the terms of the Trust Agreement, the Trust’s affairs are managed by the Managing Owner, which has discretionary authority over the Trust’s trading. The Managing Owner’s managing owner interest was valued at $3,878,720 as of December 31, 2018, 2.22% of the Trust’s total capital.

(c)    Changes in Control

None.

(d)    Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

See “Item 11. Executive Compensation” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”  The Trust allocated to the Managing Owner $9,318,297 (net of $627,923 Managing Owner commission rebate to Unitholders) in brokerage and custodial fees, $560,465 in management fees and $68,133 in profit share for the year ended December 31, 2018.  The Managing Owner’s capital interest was allocated net income of $136,105 for the year ended December 31, 2018.  The Managing Owner has paid certain administrative expenses to third-parties on behalf of the Trust, related to legal, accounting, auditing, printing, postage and similar administrative expenses, and has been or will be reimbursed without interest by the Trust. The Trust is prohibited from making any loans.

Item 14.    Principal Accountant Fees and Services

(1)           Audit Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Trust’s financial statements and reviews of the financial statements included in the quarterly reports on Form 10-Q and in connection with the statutory and regulatory filings for the years ended December 31, 2018 and 2017 were approximately $195,000 for each year presented.

(2)           Audit-Related Fees

The Trust did not engage Deloitte & Touche LLP for internal control consulting services.

(3)           Tax Fees

The Trust did not engage Deloitte & Touche LLP for professional services for tax compliance, advice or planning services.

(4)           All Other Fees

There were no other fees for the years ended December 31, 2018 and 2017.

(5)           Pre-Approval Policies

The board of directors of the Managing Owner pre-approves the engagement of the Trust’s auditor for all services to be provided by the auditor.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1)      Financial Statements

The following are included with the 2018 Annual Report to Security Holders, a copy of which is filed herewith as Exhibit 13.01.

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

(a)(3)      Exhibits as required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Designation	Description

13.01	2018 Annual Report to Security Holders

31.01	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.03	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.01	Section 1350 Certification of Principal Executive Officer

32.02	Section 1350 Certification of Principal Executive Officer

32.03	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

The following exhibits are incorporated by reference from the exhibits of the same number and description filed with the Trust’s Registration Statement (File. No. 333-229651) filed on February 13, 2019 on Form S-1 under the Securities Act of 1933.

1.01	Form of Selling Agreement.

3.01	Certificate of Trust of Registrant (included as Schedule A to Exhibit A to the Prospectus).

3.03	Fifth Amended and Restated Declaration of Trust and Trust Agreement of Registrant (included in Exhibit A to the Prospectus).

10.01	Form of Subscription Agreement (included as Exhibit C to the Prospectus).

10.02	Form of Services Agreement.

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2019.

GLOBAL MACRO TRUST

By:	Millburn Ridgefield Corporation,
Managing Owner

By:	/s/ Harvey Beker
Harvey Beker
Co-Chairman (Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Managing Owner of the Registrant and in the capacities and on the date indicated.

Title with
Signature	Managing Owner	Date

/s/ Harvey Beker	Co-Chairman	March 28, 2019
Harvey Beker	(Director)

/s/ George E. Crapple	Co-Chairman	March 28, 2019
George E. Crapple	(Director)

/s/ Barry Goodman	Co-Chief Executive Officer	March 28, 2019
Barry Goodman	(Principal Executive Officer)

/s/ Grant N. Smith	Co-Chief Executive Officer	March 28, 2019
Grant N. Smith	(Principal Executive Officer)

/s/ Gregg Buckbinder	President and Chief Financial Officer	March 28, 2019
Gregg Buckbinder	(Principal Financial Officer)

/s/ Michael W. Carter	Vice President	March 28, 2019
Michael W. Carter	(Principal Accounting Officer)

(Being the principal executive officers, the principal financial officer and principal accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

EXHIBIT INDEX

The following exhibits are included herewith

Designation	Description

13.01	2018 Annual Report to Security Holders

31.01	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.03	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.01	Section 1350 Certification of Principal Executive Officer

32.02	Section 1350 Certification of Principal Executive Officer

32.03	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

The following exhibits are incorporated by reference from the exhibits of the same number and description filed with the Trust’s Registration Statement (File. No. 333-229651) filed on February 13, 2019 on Form S-1 under the Securities Act of 1933.

1.01	Form of Selling Agreement.

3.01	Certificate of Trust of Registrant (included as Schedule A to Exhibit A to the Prospectus).

3.03	Fifth Amended and Restated Declaration of Trust and Trust Agreement of Registrant (included in Exhibit A to the Prospectus).

10.01	Form of Subscription Agreement (included as Exhibit C to the Prospectus).

10.02	Form of Services Agreement.

