Form 10-Q
period 2019-03-31
GLOBAL MACRO TRUST
filed 2019-05-15
CIK 1145765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:   March 31, 2019

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-50102

GLOBAL MACRO TRUST
(Exact name of registrant as specified in its charter)

Delaware	36-7362830
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o MILLBURN RIDGEFIELD CORPORATION

55 West 46th Street, 31st Floor

New York, NY 10036
(Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code:  (212) 332-7300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒          No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and such files).

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
For the three months ended March 31, 2019 and 2018 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Trust Capital (b)	7
Statements of Financial Highlights (b)	9
Notes to the Financial Statements	10

(a) At March 31, 2019 (unaudited) and December 31, 2018
(b) For the three months ended March 31, 2019 and 2018 (unaudited)

Global Macro Trust
Statements of Financial Condition

	March 31, 2019 (unaudited)	December 31, 2018
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes – at fair value
(amortized cost $21,712,250 and $21,617,368)	$21,721,797	$21,603,382
Net unrealized appreciation on open futures and
forward currency contracts	1,033,856	4,054,099
Due from brokers	6,417,552	6,504,331
Cash denominated in foreign currencies (cost $8,841,875
and $6,909,914)	8,768,717	6,897,526
Total equity in trading accounts	37,941,922	39,059,338

INVESTMENTS IN U.S. TREASURY NOTES – at fair value
(amortized cost $123,748,864 and $127,102,393)	123,830,697	127,073,001
CASH AND CASH EQUIVALENTS	14,115,802	11,323,714
ACCRUED INTEREST RECEIVABLE	362,692	300,240
TOTAL	$176,251,113	$177,756,293

LIABILITIES AND TRUST CAPITAL
LIABILITIES:
Subscriptions by Unitholders received in advance	$545,000	$75,000
Net unrealized depreciation on open forward currency contracts	533,602	318,490
Due to Managing Owner	66,914	-
Due to brokers	-	180,817
Accrued brokerage and custodial fees	688,567	713,459
Accrued management fees	50,837	48,716
Redemptions payable to Unitholders	2,772,121	1,542,051
Redemption payable to Managing Owner	-	68,133
Accrued expenses	98,488	95,879
Cash denominated in foreign currencies (cost $0 and $162,735)	-	165,502
Accrued profit share	70,872	-
Total liabilities	4,826,401	3,208,047

TRUST CAPITAL:
Managing Owner interest (3,323.276 and 3,271.911 units outstanding)	3,956,659	3,878,720
Series 1 Unitholders (105,591.716 and 110,008.795 units outstanding)	125,716,077	130,410,857
Series 3 Unitholders (19,141.313 and 19,251.321 units outstanding)	32,090,300	31,842,823
Series 4 Unitholders (3,906.508 and 3,619.144 units outstanding)	8,242,725	7,485,965
Series 5 Unitholders (883.004 and 584.994 units outstanding)	1,418,951	929,881
Total trust capital	171,424,712	174,548,246

TOTAL	$176,251,113	$177,756,293

NET ASSET VALUE PER UNIT OUTSTANDING:
Series 1 Unitholders	$1,190.59	$1,185.46
Series 3 Unitholders	$1,676.49	$1,654.06
Series 4 Unitholders	$2,110.00	$2,068.44
Series 5 Unitholders	$1,606.96	$1,589.56

See notes to financial statements (unaudited)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
March 31, 2019

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	0.04%	$72,156
Grains	(0.05)	(82,680)
Interest rates:
30 Year U.S. Treasury Bond (5 contracts, settlement date June 2019)	0.00	156
Other	0.42	717,252

Total interest rates	0.42	717,408

Livestock	(0.02)	(33,720)
Metals	0.22	388,096
Softs	0.01	8,940
Stock indices	0.35	592,650

Total long futures contracts	0.97	1,662,850

Short futures contracts:
Energies	0.01	20,162
Grains	0.15	250,007
Interest rates:
5 Year U.S. Treasury Note (11 contracts, settlement date June 2019)	0.00	5,211
Other	(0.26)	(445,065)

Total interest rates	(0.26)	(439,854)

Metals	(0.23)	(397,026)
Softs	0.01	29,877
Stock indices	(0.05)	(92,160)

Total short futures contracts	(0.37)	(628,994)

TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	0.60	1,033,856

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.86)	(1,475,211)
Total short forward currency contracts	0.55	941,609

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	(0.31)	(533,602)

TOTAL	0.29%	$500,254

		(Continued)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
March 31, 2019
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$38,910,000	U.S. Treasury notes, 0.875%, 05/15/2019	22.66%	$38,838,562
33,760,000	U.S. Treasury notes, 0.750%, 08/15/2019	19.57	33,546,363
36,720,000	U.S. Treasury notes, 1.000%, 11/15/2019	21.23	36,397,266
37,100,000	U.S. Treasury notes, 1.375%, 02/15/2020	21.45	36,770,303
	Total investments in U.S. Treasury notes
	(amortized cost $145,461,114)	84.91%	$145,552,494

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2018

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	(0.04)%	$(63,140)
Grains	(0.01)	(19,770)
Interest rates:
30 Year U.S. Treasury Bond (27 contracts, settlement date March 2019)	0.01	11,594
Other	0.69	1,206,179

Total interest rates	0.70	1,217,773

Metals	(0.33)	(575,250)
Stock indices	(0.05)	(92,460)

Total long futures contracts	0.27	467,153

Short futures contracts:
Energies	2.04	3,577,403
Grains	0.15	265,515
Interest rates	(0.66)	(1,153,413)
Livestock	0.00	70
Metals	0.26	449,212
Softs	0.05	79,694
Stock indices	(0.14)	(247,491)

Total short futures contracts	1.70	2,970,990

TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	1.97	3,438,143

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	0.50	868,265
Total short forward currency contracts	(0.33)	(570,799)
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	0.17	297,466

TOTAL	2.14%	$3,735,609

		(Continued)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2018
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$39,200,000	U.S. Treasury notes, 0.750%, 02/15/2019	22.41%	$39,118,844
38,910,000	U.S. Treasury notes, 0.875%, 05/15/2019	22.16	38,685,812
33,760,000	U.S. Treasury notes, 0.750%, 08/15/2019	19.13	33,384,156
38,020,000	U.S. Treasury notes, 1.000%, 11/15/2019	21.48	37,487,571
	Total investments in U.S. Treasury notes
	(amortized cost $148,719,761)	85.18%	$148,676,383

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Statements of Operations (UNAUDITED)

	For the three months ended
	March 31, 2019	March 31, 2018
INVESTMENT INCOME:
Interest income	$962,826	$620,115

EXPENSES:
Brokerage and custodial fees	2,184,768	2,709,729
Administrative expenses	251,080	288,435
Custody fees and other expenses	7,955	9,206
Management fees	147,034	138,542
Total expenses	2,590,837	3,145,912

Managing Owner commission rebate to Unitholders	(135,056)	(177,189)

Net expenses	2,455,781	2,968,723

NET INVESTMENT LOSS	(1,492,955)	(2,348,608)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	6,047,956	(19,705,693)
Foreign exchange translation	(38,294)	401,336
Net change in unrealized:
Futures and forward currency contracts	(3,235,355)	8,099,571
Foreign exchange translation	(58,003)	(193,611)
Net gains (losses) from U.S. Treasury notes:
Realized	7,538	(11,106)
Net change in unrealized	134,758	(7,125)
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)	2,858,600	(11,416,628)

NET INCOME (LOSS)	$1,365,645	$(13,765,236)
LESS PROFIT SHARE TO MANAGING OWNER	70,872	-
NET INCOME (LOSS) AFTER PROFIT SHARE TO (FROM) MANAGING OWNER	$1,294,773	$(13,765,236)

NET INCOME (LOSS) PER UNIT OUTSTANDING
Series 1 Unitholders	$5.13	$(82.21)
Series 3 Unitholders	$22.43	$(92.50)
Series 4 Unitholders	$41.56	$(105.19)
Series 5 Unitholders (1)	$17.40	$-

(1) Series 5 Units were first issued on April 1, 2018.

See notes to financial statements (unaudited)

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the three months ended March 31, 2019:
									New Profit
	Series 1 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Series 5 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2019	$130,410,857	110,008.795	$31,842,823	19,251.321	$7,485,965	3,619.144	$929,881	584.994	$-	-	$3,878,720	3,271.911	$174,548,246
Subscriptions	-	-	526,500	323.250	589,162	287.364	467,150	298.010	-	-	-	-	1,582,812
Redemptions	(5,278,423)	(4,499.976)	(722,696)	(433.258)	-	-	-	-	-	-	-	-	(6,001,119)
Addt'l units allocated *	-	82.897	-	-	-	-	-	-	-	-	-	51.365	-
Net income
before profit share to Managing Owner	583,643	-	510,637	-	167,598	-	25,828	-	-	-	77,939	-	1,365,645
Profit share to Managing Owner:	-	-	(66,964)	-	-	-	(3,908)	-	-	-	-	-	(70,872)
Transfer of New Profit Memo
Account to Managing Owner	-	-	-	-	-	-	-	-	-	-	-	-	-
Trust capital at
March 31, 2019	$125,716,077	105,591.716	$32,090,300	19,141.313	$8,242,725	3,906.508	$1,418,951	883.004	$-	-	$3,956,659	3,323.276	$171,424,712

Net asset value per unit outstanding
at March 31, 2019:	$1,190.59		$1,676.49		$2,110.00		$1,606.96

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and the Managing Owner.													(Continued)

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the three months ended March 31, 2018:
							New Profit
	Series 1 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2018	$169,927,843	139,480.782	$31,616,309	19,430.096	$6,558,797	3,286.212	$-	-	$3,742,615	3,072.023	$211,845,564
Subscriptions	-	-	2,683,900	1,706.882	531,042	268.408	-	-	-	-	3,214,942
Redemptions	(6,666,191)	(5,854.307)	(2,060,673)	(1,338.640)	(35,681)	(19.380)	-	-	-	-	(8,762,545)
Addt'l units allocated *	-	95.732	-	-	-	-	-	-	-	48.667	-
Net loss	(11,342,419)	-	(1,855,325)	-	(370,230)	-	-	-	(197,262)	-	(13,765,236)
Trust capital at
March 31, 2018	$151,919,233	133,722.207	$30,384,211	19,798.338	$6,683,928	3,535.240	$-	-	$3,545,353	3,120.690	$192,532,725

Net asset value per unit outstanding
at March 31, 2018:	$1,136.08		$1,534.68		$1,890.66

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and the Managing Owner.

See notes to financial statements (unaudited)											(Concluded)

Global Macro Trust
Statements of Financial Highlights (UNAUDITED)

For the three months ended March 31:	2019				2018
	Series 1	Series 3	Series 4	Series 5 (C)	Series 1	Series 3	Series 4
Net income (loss) from operations:
Net investment gain (loss)	$ (13.68)	$ (2.02)	$ 6.51	$ (4.89)	$ (16.24)	$ (5.39)	$ 1.67
Net realized and unrealized gains on trading of futures and forward currency contracts	17.84	26.54	33.36	26.41	(65.86)	(86.98)	(106.69)
Net gains (losses) from U.S. Treasury obligations	0.97	1.36	1.69	1.38	(0.11)	(0.13)	(0.17)
Profit share allocated to Managing Owner	0.00	(3.45)	0.00	(5.50)	0.00	0.00	0.00
Net income (loss) per unit	$ 5.13	$ 22.43	$ 41.56	$ 17.40	$ (82.21)	$ (92.50)	$ (105.19)

Net asset value per unit, beginning of period	1,185.46	1,654.06	2,068.44	1,589.56	1,218.29	1,627.18	1,995.85

Net asset value per unit, end of period	$ 1,190.59	$ 1,676.49	$ 2,110.00	$ 1,606.96	$ 1,136.08	$ 1,534.68	$ 1,890.66
Total return and ratios for the three months ended March 31:	2019				2018
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4
RATIOS TO AVERAGE CAPITAL:
Net investment gain (loss) (a)	(4.67)%	(0.49)%	1.26%	(1.24)%	(5.67)%	(1.40)%	0.35%
Total expenses (a)	6.91%	2.72%	0.97%	3.48%	6.91%	2.64%	0.88%
Profit share allocation (b)	0.00	0.21	0.00	0.35	0.00	0.00	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	6.91%	2.93%	0.97%	3.83%	6.91%	2.64%	0.88%
Total return before profit share allocation (b)	0.43%	1.57%	2.01%	1.44%	(6.75)%	(5.68)%	(5.27)%
Less: Profit share allocation (b)	0.00	0.21	0.00	0.35	0.00	0.00	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	0.43%	1.36%	2.01%	1.09%	(6.75)%	(5.68)%	(5.27)%
(a) Annualized
(b) Not annualized
(c) Series 5 Units were first issued on April 1, 2018.							(Continued)

See notes to financial statements (unaudited)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Global Macro Trust’s (the “Trust”) financial condition at March 31, 2019 (unaudited) and December 31, 2018 (audited) and the results of its operations for the three months ended March 31, 2019 and 2018 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2018. The December 31, 2018 information has been derived from the audited financial statements as of December 31, 2018.

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

The Income Taxes topic of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Trust recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Trust’s open tax years, 2015 to 2018, Millburn Ridgefield Corporation (the “Managing Owner”) determined that no reserves for uncertain tax positions were required.

Investment Company Status: The Trust is for U.S. GAAP purposes an investment company in accordance with FASB Codification 946 Financial Services – Investment Companies.

There have been no material changes with respect to the Trust's critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Trust's Annual Report on Form 10-K for fiscal year 2018.

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

During the three months ended March 31, 2019 and 2018, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Trust’s investments by hierarchical level as of March 31, 2019 and December 31, 2018 in valuing the Trust’s investments at fair value. At March 31, 2019 and December 31, 2018, the Trust held no assets or liabilities classified in Level 3.

Financial Assets and Liabilities at Fair Value as of March 31, 2019

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$145,552,494	$-	$145,552,494
Short-term money market fund*	12,959,486	-	12,959,486
Exchange-traded futures contracts
Energies	92,318	-	92,318
Grains	167,327	-	167,327
Interest rates	277,554	-	277,554
Livestock	(33,720)	-	(33,720)
Metals	(8,930)	-	(8,930)
Softs	38,817	-	38,817
Stock indices	500,490	-	500,490

Total exchange-traded futures contracts	1,033,856	-	1,033,856

Over-the-counter forward currency contracts	-	(533,602)	(533,602)

Total futures and forward currency contracts (2)	1,033,856	(533,602)	500,254

Total financial assets and liabilities at fair value	$159,545,836	$(533,602)	$159,012,234

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$21,721,797
Investments in U.S. Treasury notes held in custody			123,830,697
Total investments in U.S. Treasury notes			$145,552,494

(2)
Net unrealized appreciation on open futures and forward currency contracts			$1,033,856
Net unrealized depreciation on open futures and forward currency contracts			(533,602)
Total net unrealized appreciation on open futures and forward currency contracts			$500,254

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial Assets and Liabilities at Fair Value as of December 31, 2018

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$148,676,383	$-	$148,676,383
Short-term money market fund*	11,090,365	-	11,090,365
Exchange-traded futures contracts
Energies	3,514,263	-	3,514,263
Grains	245,745	-	245,745
Interest rates	64,360	-	64,360
Livestock	70	-	70
Metals	(126,038)	-	(126,038)
Softs	79,694	-	79,694
Stock indices	(339,951)	-	(339,951)

Total exchange-traded futures contracts	3,438,143	-	3,438,143

Over-the-counter forward currency contracts	-	297,466	297,466

Total futures and forward currency contracts (2)	3,438,143	297,466	3,735,609

Total financial assets and liabilities at fair value	$163,204,891	$297,466	$163,502,357

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$21,603,382
Investments in U.S. Treasury notes held in custody			127,073,001
Total investments in U.S. Treasury notes			$148,676,383

(2)
Net unrealized appreciation on open futures and forward currency contracts			$4,054,099
Net unrealized depreciation on open futures and forward currency contracts			(318,490)
Total net unrealized appreciation on open futures and forward currency contracts			$3,735,609

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

The Trust engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Trust at March 31, 2019, by market sector:

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

See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional derivative-related information.

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at March 31, 2019 and December 31, 2018. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at March 31, 2019

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$104,356	$(32,200)	$31,983	$(11,821)	$92,318
Grains	2,130	(84,810)	265,132	(15,125)	167,327
Interest rates	770,468	(53,060)	92,512	(532,366)	277,554
Livestock	-	(33,720)	-	-	(33,720)
Metals	476,179	(88,083)	140,604	(537,630)	(8,930)
Softs	9,140	(200)	30,310	(433)	38,817
Stock indices	750,818	(158,168)	81,900	(174,060)	500,490

Total futures contracts	2,113,091	(450,241)	642,441	(1,271,435)	1,033,856

Forward currency contracts	733,905	(2,209,116)	1,841,465	(899,856)	(533,602)

Total futures and
forward currency contracts	$2,846,996	$(2,659,357)	$2,483,906	$(2,171,291)	$500,254

Fair Value of Futures and Forward Currency Contracts at December 31, 2018

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$-	$(63,140)	$3,672,576	$(95,173)	$3,514,263
Grains	670	(20,440)	268,774	(3,259)	245,745
Interest rates	1,407,952	(190,179)	73	(1,153,486)	64,360
Livestock	-	-	1,630	(1,560)	70
Metals	34,284	(609,534)	718,556	(269,344)	(126,038)
Softs	-	-	87,805	(8,111)	79,694
Stock indices	79,993	(172,453)	87,302	(334,793)	(339,951)

Total futures contracts	1,522,899	(1,055,746)	4,836,716	(1,865,726)	3,438,143

Forward currency contracts	1,896,032	(1,027,767)	2,191,795	(2,762,594)	297,466

Total futures and
forward currency contracts	$3,418,931	$(2,083,513)	$7,028,511	$(4,628,320)	$3,735,609

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three months ended March 31, 2019 and 2018 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below:

Trading gains (losses) of futures and forward currency contracts for the three months ended March 31, 2019 and 2018

	Three months ended:	Three months ended:
Sector	March 31, 2019	March 31, 2018

Futures contracts:
Energies	$(3,458,721)	$529,267
Grains	447,779	(594,972)
Interest rates	7,318,197	1,748,036
Livestock	(5,270)	56,700
Metals	(564,532)	(371,533)
Softs	73,768	307,072
Stock indices	788,547	(11,668,076)

Total futures contracts	4,599,768	(9,993,506)

Forward currency contracts	(1,787,167)	(1,612,616)

Total futures and forward currency contracts	$2,812,601	$(11,606,122)

The following table presents average notional value by sector in U.S. dollars of open futures and forward currency contracts for the three months ended March 31, 2019 and 2018. The Trust’s average net asset value for the three months ended March 31, 2019 and 2018 was approximately $172,000,000 and $200,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the three months ended March 31, 2019 and 2018

	2019		2018
Sector	Long Positions	Short Positions	Long Positions	Short Positions

Futures contracts:
Energies	$8,682,043	$24,913,218	$59,152,796	$4,223,920
Grains	3,606,855	9,653,081	2,379,180	13,428,560
Interest rates	287,317,353	103,090,477	471,868,047	39,594,126
Livestock	551,810	433,370	-	1,091,705
Metals	570,650	14,367,824	12,054,830	20,296,669
Softs	383,638	3,425,887	1,797,443	2,687,451
Stock indices	55,056,123	48,153,798	160,537,368	18,579,910

Total futures
contracts	356,168,472	204,037,655	707,789,664	99,902,341

Forward currency
contracts	23,445,192	87,833,377	60,268,098	119,477,899

Total average
notional	$379,613,664	$291,871,032	$768,057,762	$219,380,240

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at March 31, 2019 and 2018. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the Managing Owner believes it is a more meaningful representation of notional values of the Trust’s open interest rate positions.

The customer agreements between the Trust, the futures clearing brokers, including Deutsche Bank Securities Inc. (a wholly-owned subsidiary of Deutsche Bank AG), SG Americas Securities, LLC., and Merrill Lynch Pierce, Fenner & Smith Inc. as well as the FX prime brokers, Deutsche Bank AG and Bank of America, N.A., and the swap dealer, Morgan Stanley & Co., LLC (“MS”), give the Trust the legal right to net unrealized gains and losses on open futures and foreign currency contracts. The Trust ceased utilizing MS as a swap dealer during October 2018. The Trust netted, for financial reporting purposes, the unrealized gains and losses on open futures and forward currency contracts on the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” were met.

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition at March 31, 2019 and December 31, 2018.

Offsetting of derivative assets and liabilities at March 31, 2019

	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Assets
Futures contracts
Counterparty C	$666,226	$(538,738)	$127,488
Counterparty I	1,909,561	(1,089,245)	820,316
Counterparty J	179,745	(93,693)	86,052

Total assets	$2,755,532	$(1,721,676)	$1,033,856
			(Continued)

	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Liabilities
Forward currency contracts
Counterparty G	$1,051,411	$(943,593)	$107,818
Counterparty K	2,057,561	(1,631,777)	425,784

Total liabilities	$3,108,972	$(2,575,370)	$533,602
			(Concluded)

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$127,488	$-	$(127,488)	$-
Counterparty I	820,316	-	(820,316)	-
Counterparty J	86,052	-	(86,052)	-

Total	$1,033,856	$-	$(1,033,856)	$-

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(4)

Counterparty G	$107,818	$-	$(107,818)	$-
Counterparty K	425,784	-	(425,784)	-

Total	$533,602	$-	$(533,602)	$-
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
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of March 31, 2019.
(4) Net amount represents the amounts owed by the Trust to each counterparty as of March 31, 2019.

Offsetting of derivative assets and liabilities at December 31, 2018

	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Assets
Futures contracts
Counterparty C	$1,952,371	$(457,189)	$1,495,182
Counterparty I	2,979,378	(2,153,431)	825,947
Counterparty J	1,427,866	(310,852)	1,117,014
Total futures contracts	6,359,615	(2,921,472)	3,438,143

Forward currency contracts
Counterparty G	1,802,050	(1,186,094)	615,956

Total assets	$8,161,665	$(4,107,566)	$4,054,099

	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Liabilities
Forward currency contracts
Counterparty K	$2,604,267	$(2,285,777)	$318,490

Total liabilities	$2,604,267	$(2,285,777)	$318,490

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$1,495,182	$-	$(1,495,182)	$-
Counterparty G	615,956	-	-	615,956
Counterparty I	825,947	-	(825,947)	-
Counterparty J	1,117,014	-	(1,117,014)	-

Total	$4,054,099	$-	$(3,438,143)	$615,956
				(Continued)

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount

Counterparty K	$318,490	$-	$(318,490)	$-

Total	$318,490	$-	$(318,490)	$-

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
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of December 31, 2018.
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

A significant portion of the Trust’s forward currency trading activities are cleared by Deutsche Bank AG (“DB”), Bank of America, N.A. (“BA”) and prior to October 2018, MS. The Trust’s concentration of credit risk associated with DB, BA, or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition, plus the value of margin or collateral held by DB and MS. The amount of such credit risk was $11,910,228 and $11,812,053 at March 31, 2019 and December 31, 2018, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three months ended March 31, 2019 and 2018. Profit share earned (from Unitholders' redemptions) is credited to the New Profit Memo Account as defined in the Trust’s Declaration of Trust and Trust Agreement (the “Trust Agreement”).

	Three months ended:
	March 31,	March 31,
	2019	2018
Profit share earned	$-	$-
Profit share accrued	70,872	-
Total profit share	$70,872	$-

5. RELATED PARTY TRANSACTIONS

The Trust pays all routine expenses, such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee's fees, the charges of an outside accounting services agency and the expenses of updating the Trust's Prospectus), as well as extraordinary costs. At March 31, 2019 and December 31, 2018, The Managing Owner is owed $66,914 and $0, respectively, from the Trust in connection with such expenses it has paid on the Trust’s behalf (and is included in “Due to Managing Owner” in the Statements of Financial Condition).

Series 1 Unitholders who redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the Managing Owner. There was no redemption charge payable at March 31, 2019 or December 31, 2018.

6. FINANCIAL HIGHLIGHTS

Per unit operating performance for Series 1, Series 2, Series 3, Series 4 and Series 5 Units is calculated based on Unitholders’ Trust capital for each Series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of Units during the period. Weighted average number of Units for each Series is detailed below:

	Three months ended March 31,		Date of first issuance
	2019	2018

Series 1	108,735.459	138,330.697	July 23, 2001
Series 3	19,413.306	20,525.772	September 1, 2009
Series 4	3,858.555	3,508.958	November 1, 2010
Series 5	711.073	-	April 1, 2018

7. BROKERAGE AND CUSTODIAL FEES

 Per the Trust agreement, selling agents are prohibited from receiving amounts in excess of 9.5% of the gross offering proceeds of Series 1 units sold subsequent to August 12, 2009. During the three months ended March 31, 2019 and 2018, the Managing Owner rebated to the Trust for the benefit of all holders of Series 1 Units, all amounts that would have otherwise been due to selling agents but for the 9.5% cap. Further, in certain cases, there are Series 1 units that remain outstanding, where there is no longer a selling agent associated with such units. Beginning in August 2014, the Managing Owner rebated such amounts to the Trust for the benefit of all holders of Series 1 Units. The total amounts rebated to the Trust for both of these items, included in “Brokerage and custodial fees” in the Statements of Operations, were as follows:

	Three months ending March 31,
	2019	2018

Brokerage fee rebates	$ 135,056	$ 177,189

8. SUBSEQUENT EVENTS

During the period from April 1, 2019 to May 14, 2019, subscriptions of $1,457,697 were made to the Trust and redemptions of $5,565,498 were made from the Trust. The Managing Owner has performed its evaluation of subsequent events from April 1, 2019 to May 14, 2019, the date this form 10-Q was filed. Based on such evaluation, no further events were discovered that required disclosure or adjustment to the financial statements.

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

During its operations for the three months ended March 31, 2019, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

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

Period ended March 31, 2019

Month Ending:	Total Trust Capital

March 31, 2019	$171,424,712
December 31, 2018	174,548,246

Three Months ended
Change in Trust Capital	$(3,123,534)
Percent Change	(1.79)%

THREE MONTHS ENDED MARCH 31, 2019

The decrease in the Trust’s net assets of $3,123,534 for the three months ended March 31, 2019 was attributable to redemptions of $6,001,119 which were partially offset by net income after profit share of $1,294,773 and subscriptions of $1,582,812.

Brokerage and custodial fees are calculated on the net asset value of the Series 1 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions.  Brokerage and custodial fees for the three months ended March 31, 2019 decreased $482,828 (net of the Managing Owner commission rebate to Unitholders) relative to the corresponding period in 2018 due to a decrease in the Trust’s net assets attributable to Series 1 Units.

Management fees are calculated on the net asset value of the Series 3 and Series 5 units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three months ended March 31, 2019 increased $8,492 relative to the corresponding period in 2018 due to an increase in management fee paying assets.

Administrative expenses for the three months ended March 31, 2019 decreased $37,355 relative to the corresponding period in 2018. The decrease was due mainly to a decrease in the Trust’s net assets during the three months ended March 31, 2019 relative to the corresponding period in 2018.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian.  Interest income for the three months ended March 31, 2019 increased $342,711 relative to the corresponding period in 2018. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the three months ended March 31, 2019.

During the three months ended March 31, 2019, the Trust experienced net realized and unrealized gains of $2,858,600 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage and custodial fees of $2,184,768, administrative expenses of $251,080, custody fees and other expenses of $7,955 and management fees of $147,034 were incurred. The Trust’s gains achieved from trading operations, in addition to interest income of $962,826, and Managing Owner commission rebate to Unitholders of $135,056 were partially offset by the Trust's expenses and profit share of $70,872, resulting in net income after profit share to the Managing Owner of $1,294,773. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	(1.05)%
Energies	(1.98)%
Grains	0.25%
Interest rates	4.26%
Livestock	(0.02)%
Metals	(0.33)%
Softs	0.04%
Stock indices	0.46%

Trading gain	1.63%

MANAGEMENT DISCUSSION –2019

Three months ended March 31, 2019

After a quarter of significant economic and political uncertainty that tended to mute position sizes, the Trust was profitable in the first quarter of 2019 as gains from trading interest rate and, to a lesser extent, equity futures outpaced losses from trading energy futures and currency forwards. Trading of non-energy commodities was essentially flat.

An unexpectedly dovish pivot by global central banks—especially the Federal Reserve (the “Fed”) and European Central Bank, indications of slowing growth globally, slackening inflation pressures in Europe, China and the U.S. and persistent uncertainties around Brexit and U.S.-China trade negotiations supported demand for government fixed income investments. Against this backdrop, long positions in German, French, Italian, British, and Australian interest rate futures were profitable. A long position in the U.S. bond futures added to the sector gains. On the other hand, short positions in U.S. 2-, 5-, and 10-year note futures, short–term Eurodollar futures and Canadian futures resulted in partially offsetting losses.

Equity markets were buffeted by opposing forces during the quarter. On the one hand, there were positive influences from a more accommodative global monetary policy environment and from supportive fiscal policy initiatives in China. On the other hand, there were negative influences from global growth worries, trade tensions and Brexit uncertainty. Despite these opposing conditions, global equity markets rebounded from the sharp selloff that occurred during the fourth quarter of 2018. While there were broad losses from short equity futures positions in January, the Trust’s trading strategy did subsequently swing to widespread long stock index futures positions as the quarter progressed, and the sector registered a fractional profit overall for the quarter. Long positions in U.S., Chinese, Hong Kong, emerging market, and EAFE index futures were profitable. A short VIX trade also posted a gain. On the other hand, short positions in German, French, Spanish, British, Japanese, Australian, Singaporean, South African, Korean and the EURO STOXX index futures registered partially offsetting losses.

Energy prices, which had plunged during the fourth quarter of 2018, continued a rebound that began after Christmas and short energy futures positions were unprofitable, particularly in January. Energy prices were supported by the production cuts that were previously announced by the Organization of the Petroleum Exporting Countries (“OPEC”) and were running above target in early 2019 and by tightening sanctions on Venezuelan and Iranian exports. While long energy futures positions did produce profits later in the quarter, the sector was still unprofitable overall. Trading of Brent crude, WTI crude, heating oil and London gas oil were each unprofitable, while trading of RBOB gasoline and natural gas were flat.

The U.S. dollar traded in a volatile manner within a narrow 2% range during the quarter. Trading results were mixed and unprofitable. Short positions in the euro, Swiss franc, British pound, Aussie dollar and Canadian dollar versus the U.S. dollar were unprofitable. Long Korean won, Brazilian real, Colombian peso, Turkish lira and Russian ruble trades against the U.S. dollar and trading of the yen and Chilean peso were also unprofitable. Meanwhile, long Indian rupee and Mexican peso positions and a short Swedish krona trade against the U.S. unit produced partially offsetting gains, as did trading of the euro against other European currencies.

Ample supplies weighed on grain prices and the profits from short corn and wheat trades slightly outweighed slight losses from trading soybeans and soy meal. The small profit from a short coffee position marginally outdistanced the loss from a short sugar trade.

Small losses from short gold, copper and nickel positions were fractionally greater than the gain from a short silver trade.

Period ended March 31, 2018

Month Ending:	Total Trust Capital

March 31, 2018	$192,532,725
December 31, 2017	211,845,564

Three Months ended
Change in Trust Capital	$(19,312,839)
Percent Change	(9.12)%

THREE MONTHS ENDED MARCH 30, 2018

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

CONTRACTUAL OBLIGATIONS

The Trust does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Trust’s sole business is trading futures, forward currency, spot, option and swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Trust for less than four months before being offset or rolled over into new contracts with similar maturities. The Trust’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Trust’s open futures and forward currency contracts, both long and short, at March 31, 2019.

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

The Trust's Trading Value at Risk in Different Market Sectors

The following table indicates average trading Value at Risk associated with the Trust's open positions by market category for the quarter ended March 31, 2019. During the three months ended March 31, 2019, the Trust's average total capitalization was approximately $172,000,000.

Sector	Average value at risk	% of Average Capitalization	High value at risk	Low value at risk
Currencies	$5.4	3.2%	$5.4	$5.4
Energies	1.4	0.8%	1.4	1.4
Grains	0.5	0.3%	0.5	0.5
Interest rates	3.0	1.7%	3.0	3.0
Livestock	0.0	0.0%	0.0	0.0
Metals	0.6	0.3%	0.6	0.6
Softs	0.2	0.1%	0.2	0.2
Stock indices	8.2	4.8%	8.2	8.2
	$19.3	11.2%

Average Value at Risk amounts relate to the quarter-end amounts for the three months ended March 31, 2019. Average capitalization is the average of the Trust's approximate capitalization at the end of each of the three months ended March 31, 2019. Dollar amounts represent millions of dollars.

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

ITEM 4. CONTROLS AND PROCEDURES

The Managing Owner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Trust as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the Managing Owner’s internal controls over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Managing Owner’s internal controls over financial reporting with respect to the Trust.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors as previously disclosed in Form 10-K, filed March 28, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS

(a)	There have been no sales of unregistered securities of the Trust during the three months ended March 31, 2019

(b)

Pursuant to the Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding and Units are not reissued once redeemed.

The following table summarizes the redemptions by Unitholders during the three months ended March 31, 2019. There were no Series 4 or Series 5 redemptions.

	Series 1		Series 3
Date of Redemption	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit

January 31, 2019	1,205.931	$1,156.73	64.717	$1,619.98
February 28, 2019	1,484.635	1,164.75	-	-
March 31, 2019	1,809.410	1,190.59	368.541	1,676.49
Total	4,499.976		433.258

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
Managing Owner

Date: May 14, 2019
/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)