Form 10-Q
period 2019-06-30
GLOBAL MACRO TRUST
filed 2019-08-14
CIK 1145765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:   June 30, 2019

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
For the three and six months ended June 30, 2019 and 2018 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Trust Capital (c)	8
Statements of Financial Highlights (b)	10
Notes to the Financial Statements	12

(a) At June 30, 2019 (unaudited) and December 31, 2018
(b) For the three and six months ended June 30, 2019 and 2018 (unaudited)
(c) For the six months ended June 30, 2019 and 2018 (unaudited)

Global Macro Trust
Statements of Financial Condition

	June 30, 2019 (unaudited)	December 31, 2018
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes – at fair value
(amortized cost $18,541,236 and $21,617,368)	$18,582,941	$21,603,382
Net unrealized appreciation on open futures and
forward currency contracts	1,037,396	4,054,099
Due from brokers, net	6,982,852	6,504,331
Cash denominated in foreign currencies (cost $7,269,263
and $6,909,914)	7,320,955	6,897,526
Total equity in trading accounts	33,924,144	39,059,338

INVESTMENTS IN U.S. TREASURY NOTES – at fair value
(amortized cost $121,646,029 and $127,102,393)	121,907,424	127,073,001
CASH AND CASH EQUIVALENTS	9,727,474	11,323,714
ACCRUED INTEREST RECEIVABLE	397,215	300,240
TOTAL	$165,956,257	$177,756,293

LIABILITIES AND TRUST CAPITAL
LIABILITIES:
Subscriptions by Unitholders received in advance	$320,000	$75,000
Net unrealized depreciation on open forward currency contracts	1,213,846	318,490
Due to Managing Owner	32,559	-
Due to brokers, net	539,570	180,817
Accrued brokerage and custodial fees	611,883	713,459
Accrued management fees	52,283	48,716
Redemptions payable to Unitholders	2,904,170	1,542,051
Redemption payable to Managing Owner	-	68,133
Accrued expenses	-	95,879
Cash denominated in foreign currencies (cost $0 and $162,735)	-	165,502
Accrued profit share	50,837	-
Total liabilities	5,725,148	3,208,047

TRUST CAPITAL:
Managing Owner interest (3,376.468 and 3,271.911 units outstanding)	3,990,648	3,878,720
Series 1 Unitholders (96,011.737 and 110,008.795 units outstanding)	113,475,825	130,410,857
Series 3 Unitholders (19,324.220 and 19,251.321 units outstanding)	32,528,787	31,842,823
Series 4 Unitholders (3,922.283 and 3,619.144 units outstanding)	8,342,266	7,485,965
Series 5 Unitholders (1,175.341 and 584.994 units outstanding)	1,893,583	929,881
Total trust capital	160,231,109	174,548,246

TOTAL	$165,956,257	$177,756,293

NET ASSET VALUE PER UNIT OUTSTANDING:
Series 1 Unitholders	$1,181.90	$1,185.46
Series 3 Unitholders	$1,683.32	$1,654.06
Series 4 Unitholders	$2,126.89	$2,068.44
Series 5 Unitholders	$1,611.09	$1,589.56

See notes to financial statements (unaudited)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
June 30, 2019

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	0.17%	$260,978
Grains	(0.01)	(18,400)
Interest rates	0.19	308,651
Metals	0.03	55,538
Stock indices	0.17	274,133

Total long futures contracts	0.55	880,900

Short futures contracts:
Energies	0.08	145,396
Grains	0.09	140,934
Interest rates	(0.39)	(624,306)
Livestock	0.01	16,290
Metals	0.04	56,569
Softs	(0.04)	(71,565)
Stock indices	(0.09)	(144,462)

Total short futures contracts	(0.30)	(481,144)

TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	0.25	399,756

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.98	3,179,484
Total short forward currency contracts	(2.34)	(3,755,690)

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	(0.36)	(576,206)

TOTAL	(0.11)%	$(176,450)

		(Continued)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
June 30, 2019
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$33,260,000	U.S. Treasury notes, 0.750%, 08/15/2019	20.72%	$33,204,781
36,720,000	U.S. Treasury notes, 1.000%, 11/15/2019	22.83	36,572,259
37,100,000	U.S. Treasury notes, 1.375%, 02/15/2020	23.06	36,946,383
33,910,000	U.S. Treasury notes, 1.500%, 05/15/2020	21.07	33,766,942
	Total investments in U.S. Treasury notes
	(amortized cost $140,187,265)	87.68%	$140,490,365

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2018

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	(0.04)%	$(63,140)
Grains	(0.01)	(19,770)
Interest rates:
30 Year U.S. Treasury Bond (27 contracts, settlement date March 2019)	0.01	11,594
Other	0.69	1,206,179

Total interest rates	0.70	1,217,773

Metals	(0.33)	(575,250)
Stock indices	(0.05)	(92,460)

Total long futures contracts	0.27	467,153

Short futures contracts:
Energies	2.04	3,577,403
Grains	0.15	265,515
Interest rates	(0.66)	(1,153,413)
Livestock	0.00	70
Metals	0.26	449,212
Softs	0.05	79,694
Stock indices	(0.14)	(247,491)

Total short futures contracts	1.70	2,970,990

TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	1.97	3,438,143

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	0.50	868,265
Total short forward currency contracts	(0.33)	(570,799)
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	0.17	297,466

TOTAL	2.14%	$3,735,609

		(Continued)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2018
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$39,200,000	U.S. Treasury notes, 0.750%, 02/15/2019	22.41%	$39,118,844
38,910,000	U.S. Treasury notes, 0.875%, 05/15/2019	22.16	38,685,812
33,760,000	U.S. Treasury notes, 0.750%, 08/15/2019	19.13	33,384,156
38,020,000	U.S. Treasury notes, 1.000%, 11/15/2019	21.48	37,487,571
	Total investments in U.S. Treasury notes
	(amortized cost $148,719,761)	85.18%	$148,676,383

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Statements of Operations (UNAUDITED)

	For the three months ended
	June 30, 2019	June 30, 2018
INVESTMENT INCOME:
Interest income	$994,982	$714,975

EXPENSES:
Brokerage and custodial fees	2,072,432	2,543,835
Administrative expenses	261,766	279,926
Custody fees and other expenses	7,651	8,964
Management fees	154,844	136,631
Total expenses	2,496,693	2,969,356

Managing Owner commission rebate to Unitholders	(137,039)	(164,321)

Net expenses	2,359,654	2,805,035

NET INVESTMENT LOSS	(1,364,672)	(2,090,060)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	1,193,322	3,974,445
Foreign exchange translation	(70,173)	(42,191)
Net change in unrealized:
Futures and forward currency contracts	(676,704)	12,287
Foreign exchange translation	124,850	(228,844)
Net gains (losses) from U.S. Treasury notes:
Realized	(8,149)	10,657
Net change in unrealized	211,720	111,066
TOTAL NET REALIZED AND UNREALIZED GAINS	774,866	3,837,420

NET INCOME (LOSS)	$(589,806)	$1,747,360
LESS PROFIT SHARE TO (FROM) MANAGING OWNER	(17,728)	532
NET INCOME (LOSS) AFTER PROFIT SHARE TO (FROM) MANAGING OWNER	$(572,078)	$1,746,828

NET INCOME (LOSS) PER UNIT OUTSTANDING
Series 1 Unitholders	$(8.69)	$6.86
Series 3 Unitholders	$6.83	$26.99
Series 4 Unitholders	$16.89	$41.69
Series 5 Unitholders (1)	$4.13	$19.94

(1) Series 5 Units were first issued on April 1, 2018.

See notes to financial statements (unaudited)

Global Macro Trust
Statements of Operations (UNAUDITED)

	For the six months ended
	June 30, 2019	June 30, 2018
INVESTMENT INCOME:
Interest income	$1,957,808	$1,335,090

EXPENSES:
Brokerage and custodial fees	4,257,200	5,253,564
Administrative expenses	512,846	568,361
Custody fees and other expenses	15,606	18,170
Management fees	301,878	275,173
Total expenses	5,087,530	6,115,268

Managing Owner commission rebate to Unitholders	(272,095)	(341,510)

Net expenses	4,815,435	5,773,758

NET INVESTMENT LOSS	(2,857,627)	(4,438,668)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	7,241,278	(15,731,248)
Foreign exchange translation	(108,467)	359,145
Net change in unrealized:
Futures and forward currency contracts	(3,912,059)	8,111,858
Foreign exchange translation	66,847	(422,455)
Net gains (losses) from U.S. Treasury notes:
Realized	(611)	(449)
Net change in unrealized	346,478	103,941
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)	3,633,466	(7,579,208)

NET INCOME (LOSS)	$775,839	$(12,017,876)
LESS PROFIT SHARE TO MANAGING OWNER	53,144	532
NET INCOME (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER	$722,695	$(12,018,408)

NET INCOME (LOSS) PER UNIT OUTSTANDING
Series 1 Unitholders	$(3.56)	$(75.35)
Series 3 Unitholders	$29.26	$(65.51)
Series 4 Unitholders	$58.45	$(63.50)
Series 5 Unitholders (1)	$21.53	$19.94

(1) Series 5 Units were first issued on April 1, 2018.

See notes to financial statements (unaudited)		(Concluded)

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the six months ended June 30, 2019:
									New Profit
	Series 1 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Series 5 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2019	$130,410,857	110,008.795	$31,842,823	19,251.321	$7,485,965	3,619.144	$929,881	584.994	$-	-	$3,878,720	3,271.911	$174,548,246
Subscriptions	-	-	1,622,500	974.327	627,825	305.778	939,150	590.347	2,307	1.925	-	-	3,191,782
Redemptions	(16,713,977)	(14,159.103)	(1,511,994)	(901.428)	(5,643)	(2.639)	-	-	-	-	-	-	(18,231,614)
Addt'l units allocated *	-	162.045	-	-	-	-	-	-	-	0.026	-	102.606	-
Net income (loss)
before profit share to Managing Owner	(221,055)	-	626,731	-	234,119	-	26,423	-	5	-	109,616	-	775,839
Profit share to Managing Owner:	-	-	(51,273)	-	-	-	(1,871)	-	-	-	-	-	(53,144)
Trust capital at
June 30, 2019	$113,475,825	96,011.737	$32,528,787	19,324.220	$8,342,266	3,922.283	$1,893,583	1,175.341	$2,312	1.951	$3,988,336	3,374.517	$160,231,109

Net asset value per unit outstanding
at June 30, 2019:	$1,181.90		$1,683.32		$2,126.89		$1,611.09

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and the Managing Owner.													(Continued)

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the six months ended June 30, 2018:
									New Profit
	Series 1 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Series 5 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2018	$169,927,843	139,480.782	$31,616,309	19,430.096	$6,558,797	3,286.212	$-	-	$-	-	$3,742,615	3,072.023	$211,845,564
Subscriptions	-	-	3,799,900	2,432.056	565,840	286.717	268,510	178.494	-	-	-	-	4,634,250
Redemptions	(15,768,077)	(13,850.332)	(3,989,604)	(2,585.763)	(35,681)	(19.380)	-	-	-	-	-	-	(19,793,362)
Addt'l units allocated *	-	188.214	-	-	-	-	-	-	-	-	-	98.337	-
Net income (loss)	(10,356,674)	-	(1,323,178)	-	(222,263)	-	3,323	-	-	-	(119,084)	-	(12,017,876)
before profit share to Managing Owner
Profit share to Managing Owner:	-	-	-	-	-	-	(532)	-	-	-	-	-	(532)
Trust capital at
June 30, 2018	$143,803,092	125,818.664	$30,103,427	19,276.389	$6,866,693	3,553.549	$271,301	178.494	$-	-	$3,623,531	3,170.360	$184,668,044

Net asset value per unit outstanding
at June 30, 2018:	$1,142.94		$1,561.67		$1,932.35		$1,519.94

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and the Managing Owner.

See notes to financial statements (unaudited)											(Concluded)

Global Macro Trust
Statements of Financial Highlights (UNAUDITED)

For the three months ended June 30:	2019				2018
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5 (C)
Net income (loss) from operations:
Net investment gain (loss)	$ (13.41)	$ (1.95)	$ 6.80	$ (4.90)	$ (15.46)	$ (4.37)	$ 3.01	$ (6.99)
Net realized and unrealized gains on trading of futures and forward currency contracts	3.31	5.86	7.45	3.32	21.61	30.38	37.46	30.78
Net gains from U.S. Treasury obligations	1.41	2.10	2.64	2.24	0.71	0.98	1.22	0.90
Profit share allocated to Managing Owner	0.00	0.82	0.00	3.47	0.00	0.00	0.00	(4.75)
Net income (loss) per unit	$ (8.69)	$ 6.83	$ 16.89	$ 4.13	$ 6.86	$ 26.99	$ 41.69	$ 19.94

Net asset value per unit, beginning of period	1,190.59	1,676.49	2,110.00	1,606.96	1,136.08	1,534.68	1,890.66	1,500.00

Net asset value per unit, end of period	$ 1,181.90	$ 1,683.32	$ 2,126.89	$ 1,611.09	$ 1,142.94	$ 1,561.67	$ 1,932.35	$ 1,519.94
Total return and ratios for the three months ended June 30:	2019				2018
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5
RATIOS TO AVERAGE CAPITAL:
Net investment gain (loss) (a)	(4.53)%	(0.47)%	1.29%	(1.22)%	(5.42)%	(1.13)%	0.63%	(1.84)%
Total expenses (a)	6.92%	2.85%	1.09%	3.61%	6.92%	2.62%	0.87%	3.41%
Profit share allocation (b)	0.00	(0.05)	0.00	(0.10)	0.00	0.00	0.00	0.31
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	6.92%	2.80%	1.09%	3.51%	6.92%	2.62%	0.87%	3.72%
Total return before profit share allocation (b)	(0.73)%	0.36%	0.80%	0.16%	0.60%	1.76%	2.21%	1.64%
Less: Profit share allocation (b)	0.00	(0.05)	0.00	(0.10)	0.00	0.00	0.00	0.31
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	(0.73)%	0.41%	0.80%	0.26%	0.60%	1.76%	2.21%	1.33%
(a) Annualized
(b) Not annualized
(c) Series 5 Units were first issued on April 1, 2018							(Continued)

Global Macro Trust
Statements of Financial Highlights (UNAUDITED)

For the six months ended June 30:	2019				2018
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5 (C)

Net income (loss) from operations:
Net investment gain (loss)	$ (27.09)	$ (3.97)	$ 13.31	$ (9.79)	$ (31.70)	$ (9.76)	$ 4.68	$ (6.99)
Net realized and unrealized gains (losses) on trading of futures and forward currency contracts	21.15	32.40	40.81	29.73	(44.25)	(56.60)	(69.23)	30.78
Net gains from U.S. Treasury obligations	2.38	3.46	4.33	3.62	0.60	0.85	1.05	0.90
Profit share allocated to Managing Owner	0.00	(2.63)	0.00	(2.03)	0.00	0.00	0.00	(4.75)
Net income (loss) per unit	$ (3.56)	$ 29.26	$ 58.45	$ 21.53	$ (75.35)	$ (65.51)	$ (63.50)	$ 19.94

Net asset value per unit, beginning of period	1,185.46	1,654.06	2,068.44	1,589.56	1,218.29	1,627.18	1,995.85	1,500.00

Net asset value per unit, end of period	$ 1,181.90	$ 1,683.32	$ 2,126.89	$ 1,611.09	$ 1,142.94	$ 1,561.67	$ 1,932.35	$ 1,519.94

Total return and ratios for the six months ended June 30:	2019				2018
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5

RATIOS TO AVERAGE CAPITAL:

Net investment gain (loss) (a)	(4.60)%	(0.48)%	1.27%	(1.23)%	(5.55)%	(1.26)%	0.49%	(1.84)%

Total expenses (a)	6.91%	2.79%	1.03%	3.56%	6.92%	2.63%	0.88%	3.41%
Profit share allocation (b)	0.00	0.16	0.00	0.13	0.00	0.00	0.00	0.31
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	6.91%	2.95%	1.03%	3.69%	6.92%	2.63%	0.88%	3.72%

Total return before profit share allocation (b)	(0.30)%	1.93%	2.83%	1.48%	(6.18)%	(4.03)%	(3.18)%	1.64%
Less: Profit share allocation (b)	0.00	0.16	0.00	0.13	0.00	0.00	0.00	0.31
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	(0.30)%	1.77%	2.83%	1.35%	(6.18)%	(4.03)%	(3.18)%	1.33%
(a) Annualized.
(b) Not annualized.
(c) Series 5 Units were first issued on April 1, 2018.
See notes to financial statements (unaudited)								(Concluded)

\\\

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Global Macro Trust’s (the “Trust”) financial condition at June 30, 2019 (unaudited) and December 31, 2018  (audited) and the results of its operations for the three and six months ended June 30, 2019 and 2018 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2018. The December 31, 2018 information has been derived from the audited financial statements as of December 31, 2018.

With the effectiveness of the Trust’s Registration Statement on August 12, 2009, the Trust began to offer Series 3 and Series 4 Units. The only Units offered prior to such date were the Series 1 Units.

With the effectiveness of the Trust’s Prospectus dated September 29, 2017, the Trust began to offer Series 5 Units. Series 5 Units were first sold on April 1, 2018.

Previously offered Series 1 Units are no longer being offered by the Trust.

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

During the three and six months ended June 30, 2019 and 2018, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Trust’s investments by hierarchical level as of June 30, 2019 and December 31, 2018 in valuing the Trust’s investments at fair value. At June 30, 2019 and December 31, 2018, the Trust held no assets or liabilities classified in Level 3.

Financial Assets and Liabilities at Fair Value as of June 30, 2019

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$140,490,365	$-	$140,490,365
Short-term money market fund*	9,543,489	-	9,543,489
Exchange-traded futures contracts
Energies	406,374	-	406,374
Grains	122,534	-	122,534
Interest rates	(315,655)	-	(315,655)
Livestock	16,290	-	16,290
Metals	112,107	-	112,107
Softs	(71,565)	-	(71,565)
Stock indices	129,671	-	129,671

Total exchange-traded futures contracts	399,756	-	399,756

Over-the-counter forward currency contracts	-	(576,206)	(576,206)

Total futures and forward currency contracts (2)	399,756	(576,206)	(176,450)

Total financial assets and liabilities at fair value	$150,433,610	$(576,206)	$149,857,404

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$18,582,941
Investments in U.S. Treasury notes held in custody			121,907,424
Total investments in U.S. Treasury notes			$140,490,365

(2)
Net unrealized appreciation on open futures and forward currency contracts			$1,037,396
Net unrealized depreciation on open futures and forward currency contracts			(1,213,846)
Total net unrealized depreciation on open futures and forward currency contracts			$(176,450)

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial Assets and Liabilities at Fair Value as of December 31, 2018

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$148,676,383	$-	$148,676,383
Short-term money market fund*	11,090,365	-	11,090,365
Exchange-traded futures contracts
Energies	3,514,263	-	3,514,263
Grains	245,745	-	245,745
Interest rates	64,360	-	64,360
Livestock	70	-	70
Metals	(126,038)	-	(126,038)
Softs	79,694	-	79,694
Stock indices	(339,951)	-	(339,951)

Total exchange-traded futures contracts	3,438,143	-	3,438,143

Over-the-counter forward currency contracts	-	297,466	297,466

Total futures and forward currency contracts (2)	3,438,143	297,466	3,735,609

Total financial assets and liabilities at fair value	$163,204,891	$297,466	$163,502,357

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$21,603,382
Investments in U.S. Treasury notes held in custody			127,073,001
Total investments in U.S. Treasury notes			$148,676,383

(2)
Net unrealized appreciation on open futures and forward currency contracts			$4,054,099
Net unrealized depreciation on open futures and forward currency contracts			(318,490)
Total net unrealized appreciation on open futures and forward currency contracts			$3,735,609

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

The Trust engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Trust at June 30, 2019, by market sector:

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

The Derivatives and Hedging topic of the Codification requires entities to recognize in the Statements of Financial Condition all derivative contracts as assets or liabilities. Fair values of futures and forward currency contracts in an asset position by counterparty are recorded in the Statements of Financial Condition as “Net unrealized appreciation on open futures and forward currency contracts.” Fair values of futures and forward currency contracts in a liability position by counterparty are recorded in the Statements of Financial Condition as “Net unrealized depreciation on open futures and forward currency contracts.” The Trust’s policy regarding fair value measurement is discussed in the Fair Value note, contained herein.

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

See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional derivative-related information.

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at June 30, 2019 and December 31, 2018. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at June 30, 2019

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$300,124	$(39,146)	$263,368	$(117,972)	$406,374
Grains	-	(18,400)	147,009	(6,075)	122,534
Interest rates	425,619	(116,968)	36,488	(660,794)	(315,655)
Livestock	-	-	16,350	(60)	16,290
Metals	182,910	(127,372)	278,031	(221,462)	112,107
Softs	-	-	16,852	(88,417)	(71,565)
Stock indices	397,521	(123,388)	161,189	(305,651)	129,671

Total futures contracts	1,306,174	(425,274)	919,287	(1,400,431)	399,756

Forward currency contracts	3,715,421	(535,937)	507,447	(4,263,137)	(576,206)

Total futures and
forward currency contracts	$5,021,595	$(961,211)	$1,426,734	$(5,663,568)	$(176,450)

Fair Value of Futures and Forward Currency Contracts at December 31, 2018

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$-	$(63,140)	$3,672,576	$(95,173)	$3,514,263
Grains	670	(20,440)	268,774	(3,259)	245,745
Interest rates	1,407,952	(190,179)	73	(1,153,486)	64,360
Livestock	-	-	1,630	(1,560)	70
Metals	34,284	(609,534)	718,556	(269,344)	(126,038)
Softs	-	-	87,805	(8,111)	79,694
Stock indices	79,993	(172,453)	87,302	(334,793)	(339,951)

Total futures contracts	1,522,899	(1,055,746)	4,836,716	(1,865,726)	3,438,143

Forward currency contracts	1,896,032	(1,027,767)	2,191,795	(2,762,594)	297,466

Total futures and
forward currency contracts	$3,418,931	$(2,083,513)	$7,028,511	$(4,628,320)	$3,735,609

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three and six months ended June 30, 2019 and 2018 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below:

Trading gains (losses) of futures and forward currency contracts for the three and six months ended June 30, 2019 and 2018

	Three months ended:	Three months ended:	Six months ended:	Six months ended:
Sector	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Futures contracts:
Energies	$(1,058,271)	$6,449,888	$(4,516,992)	6,979,155
Grains	927,882	1,332,769	1,375,661	737,797
Interest rates	974,286	(323,005)	8,292,483	1,425,031
Livestock	231,170	(45,000)	225,900	11,700
Metals	55,873	(1,273,832)	(508,659)	(1,645,365)
Softs	(147,567)	196,166	(73,799)	503,238
Stock indices	(110,286)	(2,663,666)	678,261	(14,331,742)

Total futures contracts	873,087	3,673,320	5,472,855	(6,320,186)

Forward currency contracts	(356,469)	313,412	(2,143,636)	(1,299,204)

Total futures and forward currency contracts	$516,618	$3,986,732	$3,329,219	$(7,619,390)

The following table presents average notional value by sector in U.S. dollars of open futures and forward currency contracts for the six months ended June 30, 2019 and 2018. The Trust’s average net asset value for the six months ended June 30, 2019 and 2018 was approximately $170,000,000 and $195,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the six months ended June 30, 2019 and 2018

	2019		2018
Sector	Long Positions	Short Positions	Long Positions	Short Positions

Futures contracts:
Energies	$9,030,656	$22,387,064	$55,178,671	$3,592,403
Grains	2,845,867	9,181,950	1,594,474	17,327,048
Interest rates	223,653,942	123,997,169	464,801,034	29,103,992
Livestock	367,873	648,247	99,610	737,997
Metals	658,173	12,129,267	9,135,737	17,682,167
Softs	255,758	3,576,636	1,634,102	2,404,830
Stock indices	62,620,283	45,775,489	153,842,186	24,144,817

Total futures
contracts	299,432,552	217,695,822	686,285,814	94,993,254

Forward currency
contracts	39,519,465	69,045,827	42,769,437	137,576,635

Total average
notional	$338,952,017	$286,741,649	$729,055,251	$232,569,889

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at June 30, 2019 and 2018. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the Managing Owner believes it is a more meaningful representation of notional values of the Trust’s open interest rate positions.

The averages have been calculated based on the amounts outstanding at the end of each quarter during the calculation period.

The customer agreements between the Trust, the futures clearing brokers, including Deutsche Bank Securities Inc. (a wholly-owned subsidiary of Deutsche Bank AG), SG Americas Securities, LLC, and BofA Securities, Inc. (formerly Merrill Lynch Pierce, Fenner & Smith Inc.) as well as the FX prime brokers, Deutsche Bank AG (“DB”) and Bank of America, N.A. (“BA”), and the swap dealer, Morgan Stanley & Co., LLC (“MS”), give the Trust the legal right to net unrealized gains and losses on open futures and foreign currency contracts. The Trust netted, for financial reporting purposes, the unrealized gains and losses on open futures and forward currency contracts on the Statements of Financial Condition as the criteria under FASB Accounting Standards Codification Topic 210,  “Balance Sheet,” were met.

The following tables represent gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of June 30, 2019 and December 31, 2018.

Offsetting of derivative assets and liabilities at June 30, 2019

	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Assets
Futures contracts
Counterparty I	$1,367,722	$(676,631)	$691,091
Total futures contracts	1,367,722	(676,631)	691,091

Forward currency contracts
Counterparty G	2,304,663	(1,958,358)	346,305

Total assets	$3,672,385	$(2,634,989)	$1,037,396
			(Continued)

	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Liabilities
Futures contracts
Counterparty C	$648,117	$(393,404)	$254,713
Counterparty J	500,957	(464,335)	36,622
Total futures contracts	1,149,074	(857,739)	291,335

Forward currency contracts
Counterparty K	2,840,716	(1,918,205)	922,511

Total liabilities	$3,989,790	$(2,775,944)	$1,213,846
			(Concluded)

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty G	$346,305	$-	$-	$346,305
Counterparty I	691,091	-	(691,091)	-

Total	$1,037,396	$-	$(691,091)	$346,305

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount

Counterparty C	$254,713	$-	$(254,713)	$-
Counterparty J	36,622	-	(36,622)	-
Counterparty K	922,511	-	(922,511)	-

Total	$1,213,846	$-	$(1,213,846)	$-
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
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of June 30, 2019.

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

The Trust’s forward currency trading activities are cleared through DB,  ML and MS. The Trust’s concentration of credit risk associated with DB, ML or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB, ML and MS. The amount of such credit risk was $13,814,490 and $11,812,053 at June 30, 2019 and December 31, 2018, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and six months ended June 30, 2019 and 2018. Profit share earned (from Unitholders' redemptions) is credited to the New Profit Memo Account as defined in the Trust’s Declaration of Trust and Trust Agreement (the “Trust Agreement”).

	Three months ended:
	June 30,	June 30,
	2019	2018
Profit share earned	$2,307	$-
Reversal of profit share (1)	(70,872)	-
Profit share accrued	50,837	532
Total profit share	$(17,728)	$532

	Six months ended:
	June 30,	June 30,
	2019	2018
Profit share earned	$2,307	$-
Profit share accrued	50,837	532
Total profit share	$53,144	$532

(1) On April 1st

5. RELATED PARTY TRANSACTIONS

The Trust pays all routine expenses, such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee's fees, the charges of an outside accounting services agency and the expenses of updating the Trust's Prospectus), as well as extraordinary costs. At June 30, 2019 and December 31, 2018, the Managing Owner is owed $32,559 and $0, respectively, from the Trust in connection with such expenses it has paid on the Trust's behalf (and is included in "Due to Managing Owner" in the Statements of Financial Condition).

Series 1 Unitholders who redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the Managing Owner. There was no redemption charge payable at June 30, 2019 or December 31, 2018.

6. FINANCIAL HIGHLIGHTS

Per unit operating performance for Series 1, Series 3, Series 4 Units and Series 5 is calculated based on Unitholders’ Trust capital for each Series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of Units during the period. Weighted average number of Units for each Series is detailed below:

	Three months ended June 30,		Six months ended June 30,		Date of first issuance
	2019	2018	2019	2018

Series 1	101,598.770	130,807.224	105,147.400	134,548.177	July 23, 2001
Series 3	19,504.288	19,968.938	19,459.048	20,245.817	September 1, 2009
Series 4	3,918.651	3,547.647	3,888.769	3,528.409	November 1, 2010
Series 5	1,127.184	112.066	920.278	112.066	April 1, 2018

7. BROKERAGE AND CUSTODIAL FEES

Per the Trust agreement, selling agents are prohibited from receiving amounts in excess of 9.5% of the gross offering proceeds of Series 1 Units sold subsequent to August 12, 2009. During the three and six months ended June 30, 2019 and 2018, the Managing Owner rebated to the Trust for the benefit of all holders of Series 1 Units, all amounts that would have otherwise been due to selling agents but for the 9.5% cap. Further, in certain cases, there are Series 1 Units that remain outstanding, where there is no longer a selling agent associated with such Units. Beginning in August 2014, the Managing Owner rebated such amounts to the Trust for the benefit of all holders of Series 1 Units. The total amounts rebated to the Trust for both of these items, included in “Brokerage and custodial fees” in the Statements of Operations, were as follows:

	Three months ending June 30,		Six months ending June 30,
	2019	2018	2019	2018

Brokerage fee rebates	$ 137,039	$ 164,321	$ 272,095	$ 341,510

8. SUBSEQUENT EVENTS

During the period from July 1, 2019 to August 13, 2019, subscriptions of $1,328,431 were made to the Trust and redemptions of $2,104,247 were made from the Trust. The Managing Owner has performed its evaluation of subsequent events from July 1, 2019 to August 13, 2019, the date this form 10-Q was filed. Based on such evaluation, no further events were discovered that required disclosure or adjustment to the financial statements.

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

During its operations for the three and six months ended June 30, 2019, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

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

Periods ended June 30, 2019

Month Ended:		Total Trust Capital

June 30, 2019		$160,231,109
March 31, 2019		171,424,712
December 31, 2018		174,548,246

	Three Months ended	Six Months ended
Change in Trust Capital	$(11,193,603)	$(14,317,137)
Percent Change	(6.53)%	(8.20)%

THREE MONTHS ENDED JUNE 30, 2019

The decrease in the Trust’s net assets of $11,193,603 was attributable to redemptions of $12,230,495 and net loss after profit share of $572,078 which were partially offset by subscriptions of $1,608,970.

Brokerage and custodial fees are calculated on the net asset value of the Series 1 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage and custodial fees for the three months ended June 30, 2019 decreased $444,121 (net of Managing Owner commission rebate to Unitholders) relative to the corresponding period in 2018 due to a decrease in the Trust’s Series 1 net assets during the respective periods.

Administrative expenses for the three months ended June 30, 2019 decreased $18,160 relative to the corresponding period in 2018.  The decrease was due mainly to a decrease in the Trust's accrual estimate for third party professional services as well as a decrease in assets during the three months ended June 30, 2019 relative to the corresponding period in 2018.

Management fees are calculated on the net asset value of the Series 3 Units and Series 5 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three months ended June 30, 2019 increased  $18,213 relative to the corresponding period in 2018 due to an increase in the Trust’s Series 3 and Series 5 net assets during the respective periods.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the three months ended June 30, 2019 increased $280,007 relative to the corresponding period in 2018. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the three months ended June 30, 2019.

During the three months ended June 30, 2019,  the Trust experienced net realized and unrealized gains of $774,866 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage and custodial fees of $2,072,432, administrative expenses of $261,766, custody fees and other expenses of $7,651 and management fees of $154,844 were incurred. The Trust’s gains achieved from trading operations, in addition to interest income of $994,982,  Managing Owner commission rebate to Unitholders of $137,039 and reversal of accrued profit share from the Managing Owner of $17,728, resulting in net loss after profit share to the Managing Owner of $572,078. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	(0.23)%
Energies	(0.64)%
Grains	0.55%
Interest rates	0.61%
Livestock	0.14%
Metals	0.02%
Softs	(0.09)%
Stock indices	(0.03)%

Trading gain	0.33%

SIX MONTHS ENDED JUNE 30, 2019

The decrease in the Trust’s net assets of $14,317,137 was attributable to redemptions of $18,231,614, which were partially offset by subscriptions of $3,191,782 and net income after profit share of $722,695.

Brokerage and custodial fees are calculated on the net asset value of the Series 1 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage and custodial fees for the six months ended June 30, 2019 decreased $926,949 (net of the Managing Owner commission rebate to Unitholders) relative to the corresponding period in 2018 due to a decrease in the Trust’s Series 1 net assets during the respective periods.

Administrative expenses for the six months ended June 30, 2019 decreased $55,515 relative to the corresponding period in 2018. The decrease was due mainly to a decrease in the Trust's accrual estimate for third party professional services as well as a decrease in assets during the six months ended June 30, 2019 relative to the corresponding period in 2018.

Management fees are calculated on the net asset value of the Series 3 Units and Series 5 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the six months ended June 30, 2019 increased $26,705 relative to the corresponding period in 2018 due to an increase in the Trust’s Series 3 and Series 5 net assets during the respective periods.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the six months ended June 30, 2019 increased $622,718 relative to the corresponding period in 2018. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the six months ended June 30, 2019 relative to the corresponding period in 2018.

During the six months ended June 30, 2019,  the Trust experienced net realized and unrealized gains of $3,633,466 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage and custodial fees of $4,257,200, administrative expenses of $512,846, custody fees and other expenses of $15,606 and management fees of $301,878 were incurred. The Trust’s gains achieved from trading operations, in addition to interest income of $1,957,808, and Managing Owner commission rebate to Unitholders of $272,095 were partially offset by the Trust's expenses and profit share of $53,144, resulting in net income after profit share to the Managing Owner of $722,695. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	(1.28)%
Energies	(2.61)%
Grains	0.80%
Interest rates	4.90%
Livestock	0.12%
Metals	(0.31)%
Softs	(0.05)%
Stock indices	0.43%

Trading gain	2.00%

MANAGEMENT DISCUSSION –2019

Three months ended June 30, 2019

The Trust was nearly flat for the quarter as profits from trading interest rate, grain and livestock futures only slightly outpaced losses from trading energy and soft commodity futures, and currency forwards. Trading of stock index and metal futures were essentially flat.

The economic outlook, which had improved significantly in April, deteriorated quickly and sharply beginning in early May after Presidents Trump and Xi Jinping unexpectedly dashed hopes that a trade deal was close to being signed and instead ramped up the trade confrontation to the level of a trade war. This development, continuing Brexit uncertainty, and disappointing economic data during May and June out of the U.S., China, Europe, and several large emerging economies pushed organizations such as the International Monetary Fund, World Bank and Organization for Economic Co-operation and Development to cut their 2019 global growth forecasts. The escalating U.S.-Iran conflict, including tanker attacks in the Strait of Hormuz and the shooting down of an American drone, further clouded the economic outlook. In response, the Federal Reserve (the “Fed”), the European Central Bank, and the Bank of Japan suggested that they were prepared to loosen their monetary policy positions if circumstances warranted. Indeed, a number of other central banks, including the People’s Bank of China, did cut official interest rates, reduced reserve requirements and/or took other actions to support flagging growth. Also, market participants seemed to expect at least a ceasefire on the trade front emerging from the end-June Osaka G-20 meeting between Presidents Trump and Xi Jinping.

Against this background it is not surprising that equity prices vacillated widely and that trading of equity futures finished the quarter nearly flat after being profitable in April, quite unprofitable in May and profitable again in June. Overall, long positions in Dutch, French, British, Australian, Canadian, Thai and Singaporean equity futures were profitable. A short position in Korean futures and trading of South African futures were also profitable. Short volatility index trades registered gains too. On the other hand, long positions in U.S., Chinese, Hong Kong, Taiwanese, German and Swedish equity futures were unprofitable, especially in May. Trading of EAFE, EURO STOXX 50, and Japanese equity futures were unprofitable as well.

The combination of trade uncertainties, chaotic Brexit discussions, slowing growth, dormant inflation and actual and prospective central bank policy easing led to increased demand for government notes and bonds. For example, yields on Italian 10-year bonds, which had been supported in the run-up to European elections by the wrangling between Italy’s coalition government and the European Commission over mounting debt levels, dropped markedly from near 2.7% at the end of May to about 2.15% at the end of June. Consequently, long positions in Italian interest rate futures were quite profitable. Long positions in French and U.K. bond futures and in Eurodollar futures added to the gains. A short Japanese government bond position and trading of U.S. long bond and 2-year note futures were also profitable. Conversely, short positions in German, Australian and Canadian note and bond futures, a short position in U.S. 10-year note futures, and long positions in short-term euribor and sterling rate futures produced partially offsetting losses.

Although trade disputes and the African swine fever depressed grain prices for most of 2019, extreme weather in the U.S. during May and June, which delayed planting of and may hinder the development and/or harvesting of corn and soybean crops, pushed grain prices up sharply during the second half of the quarter. Consequently, long corn and soybean trades were profitable later in the period. Trading of livestock futures was profitable as well.

Energy prices were quite volatile during the quarter. For the first four months of 2019 energy prices were underpinned by news that the U.S. would end waivers on Iranian crude oil exports, by the continued Organization of the Petroleum Exporting Countries effort to curtail production, and by the impact of the Libyan crisis on production. However, as the economic outlook deteriorated and as U.S. shale production pushed U.S. crude inventories to 2 year highs, crude oil prices fell over 20% from the 2019 highs reached in late April to 5 month lows in mid-June. Thereafter, the heightened U.S.-Iran tensions pushed prices sharply higher once again. A long Brent crude oil position was unprofitable, especially in May. Trading of WTI crude oil and of London gas oil was also unprofitable. A long RBOB gasoline trade was profitable, especially after a U.S. East coast refinery fire in June reduced supplies for the immediate future. A short natural gas trade was profitable too as gas supplies remained ample.

Currency trading was also volatile and unprofitable during the quarter. Early on the U.S. dollar was supported by solid growth, safe haven demand and high relative interest rates. Political uncertainties in Europe, the U.K., Sweden, India, and Australia also underpinned the U.S. currency. Later in the period, however, worries that growth was slowing caused U.S. market interest rates to decline and prompted the Fed to indicate that it would ease policy if necessary, and these facts depressed the U.S. currency. The resolution of the aforementioned political doubts in a favorable way also led to some U.S. dollar sales. Long U.S. dollar trades versus the Aussie and New Zealand dollars, the euro and Japanese yen, and short dollar positions against the pound sterling and Brazilian real posted losses. On the other hand, short U.S. dollar trades against the Canadian dollar, Indian rupee, Russian ruble and Turkish lira, and long U.S. dollar positions versus the Swiss, Swedish and Korean currencies produced partially offsetting profits.

Finally, trading of cotton futures was marginally unprofitable and trading of metal futures was marginally profitable.

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

Small losses from short gold, copper and nickel positions were fractionally greater than the gain from a short silver trade.

Periods ended June 30, 2018

Month Ended:		Total Trust Capital

June 30, 2018		$184,668,044
March 31, 2018		192,532,725
December 31, 2017		211,845,564

	Three Months ended	Six Months ended
Change in Trust Capital	$(7,864,681)	$(27,177,520)
Percent Change	(4.08)%	(12.83)%

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

Interest rate futures were buffeted by conflicting forces during the quarter. At the start of the year, signs of strengthening global growth, evidence of rising wages and inflation in the U.S., and indications that major central banks, including the Fed, the European Central Bank (the “ECB”), and Bank of Japan, were pulling back on monetary accommodation led to rising interest rates and falling prices of interest rate futures. Later in the quarter, however, the threat of a trade war, increased equity market volatility globally, subdued actual inflation statistics, and a first quarter slowdown in global growth momentum generated solid demand for government securities, contributing to rising futures prices. Strong demand from central banks, pension funds and insurance related buyers for high quality government debt with attractive yields added to the price rallies.  Meanwhile, in Japan, the February reappointment of Haruhiko Kuroda to a second term as Bank of Japan Governor underpinned demand for Japanese government bonds. Ultimately, long positions in German, French, Italian, Canadian and Japanese interest rate futures were profitable. Trading of U.S. interest rate futures, though mixed, was also profitable. Long U.S. 2- and 5-year note trades were unprofitable in January, while a long 10-year note position was profitable in March. Also, a short euro-dollar trade was quite profitable in January as rates rose, while a long euro-dollar trade posted a small gain in March as rates declined. Meanwhile trading of British interest rate futures was fractionally negative.

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

CONTRACTUAL OBLIGATIONS

The Trust does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Trust’s sole business is trading futures, forward currency, spot, option, and swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Trust for less than four months before being offset or rolled over into new contracts with similar maturities. The Trust’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Trust’s open futures and forward currency contracts, both long and short, at June 30, 2019.

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

Quantifying the Trust's Trading Value at Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Trust's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A)  of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The Trust's Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Trust's open positions by market category for the six months ended June 30, 2019. During the six months ended June 30, 2019, the Trust's average total capitalization was approximately $170,000,000.

Sector	Average value at risk	% of Average Capitalization	High value at risk	Low value at risk
Currencies	$5.6	3.3%	$5.9	$5.4
Energies	1.5	0.9%	1.6	1.4
Grains	0.5	0.3%	0.5	0.5
Interest rates	3.0	1.8%	3.0	3.0
Livestock	0.1	0.1%	0.1	0.0
Metals	0.6	0.4%	0.6	0.5
Softs	0.3	0.2%	0.3	0.2
Stock indices	7.6	4.5%	8.2	7.0
	$19.2	11.5%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the six months ended June 30, 2019. Average capitalization is the average of the Trust's approximate capitalization at the end of each of the six months ended June 30, 2019. Dollar amounts represent millions of dollars.

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

ITEM 4. CONTROLS AND PROCEDURES

The Managing Owner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Trust as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the Managing Owner’s internal controls over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Managing Owner’s internal controls over financial reporting with respect to the Trust.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS

(a)	There have been no sales of unregistered securities of the Trust during the three months ended June 30, 2019.

(b)

Pursuant to the Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding and Units are not reissued once redeemed.

The following table summarizes the redemptions by Unitholders during the three months ended June 30, 2019. There were no Series 5 redemptions.

	Series 1		Series 3		Series 4
Date of Redemption	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit

April 30, 2019	4,413.341	$1,200.34	154.160	$1,693.25	2.639	$2,138.38
May 31, 2019	3,221.481	1,162.67	10.061	1,652.46	-	2,081.77
June 30, 2019	2,024.305	1,181.90	303.949	1,683.32	-	2,126.89
Total	9,659.127		468.170		2.639

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
Managing Owner

Date: August 13, 2019
/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)