Form 10-Q
period 2019-09-30
GLOBAL MACRO TRUST
filed 2019-11-12
CIK 1145765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:   September 30, 2019

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-50102

GLOBAL MACRO TRUST
(Exact name of registrant as specified in its charter)

Delaware	36-7362830
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o MILLBURN RIDGEFIELD CORPORATION

55 West 46th Street, 31st Floor

New York, NY 10036
(Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code:  (212) 332-7300

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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
For the three and nine months ended September 30, 2019 and 2018 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Trust Capital (c)	8
Statements of Financial Highlights (b)	10
Notes to the Financial Statements	12

(a) At September 30, 2019 (unaudited) and December 31, 2018
(b) For the three and nine months ended September 30, 2019 and 2018 (unaudited)
(c) For the nine months ended September 30, 2019 and 2018 (unaudited)

Global Macro Trust
Statements of Financial Condition

	September 30, 2019 (unaudited)	December 31, 2018
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes – at fair value
(amortized cost $18,786,380 and $21,617,368)	$18,816,822	$21,603,382
Net unrealized appreciation on open futures and
forward currency contracts	-	4,054,099
Due from brokers, net	8,145,173	6,504,331
Cash denominated in foreign currencies (cost $5,139,626
and $6,909,914)	5,063,974	6,897,526
Total equity in trading accounts	32,025,969	39,059,338

INVESTMENTS IN U.S. TREASURY NOTES – at fair value
(amortized cost $115,123,291 and $127,102,393)	115,295,893	127,073,001
CASH AND CASH EQUIVALENTS	13,111,924	11,323,714
ACCRUED INTEREST RECEIVABLE	483,236	300,240
TOTAL	$160,917,022	$177,756,293

LIABILITIES AND TRUST CAPITAL
LIABILITIES:
Subscriptions by Unitholders received in advance	$970,000	$75,000
Net unrealized depreciation on open futures and forward currency contracts	1,009,321	318,490
Due to Managing Owner	136,428	-
Due to brokers, net	-	180,817
Accrued brokerage and custodial fees	585,036	713,459
Accrued management fees	54,186	48,716
Redemptions payable to Unitholders	1,345,349	1,542,051
Redemption payable to Managing Owner	-	68,133
Accrued expenses	-	95,879
Cash denominated in foreign currencies (cost $0 and $162,735)	-	165,502
Accrued profit share	56,770	-
Total liabilities	4,157,090	3,208,047

TRUST CAPITAL:
Managing Owner interest (3,429.488 and 3,271.911 units outstanding)	4,038,874	3,878,720
Series 1 Unitholders (92,194.785 and 110,008.795 units outstanding)	108,577,040	130,410,857
Series 3 Unitholders (19,484.348 and 19,251.321 units outstanding)	33,022,733	31,842,823
Series 4 Unitholders (3,937.971 and 3,619.144 units outstanding)	8,472,533	7,485,965
Series 5 Unitholders (1,635.844 and 584.994 units outstanding)	2,648,752	929,881
Total trust capital	156,759,932	174,548,246

TOTAL	$160,917,022	$177,756,293

NET ASSET VALUE PER UNIT OUTSTANDING:
Series 1 Unitholders	$1,177.69	$1,185.46
Series 3 Unitholders	$1,694.83	$1,654.06
Series 4 Unitholders	$2,151.50	$2,068.44
Series 5 Unitholders	$1,619.20	$1,589.56

See notes to financial statements (unaudited)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
September 30, 2019

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	(0.52)%	$(816,288)
Grains	0.00	740
Interest rates:
2 Year U.S. Treasury Note (283 contracts, settlement date December 2019)	0.03	52,172
5 Year U.S. Treasury Note (98 contracts, settlement date December 2019)	0.00	4,422
30 Year U.S. Treasury Bond (16 contracts, settlement date December 2019)	0.00	1,000
Other	0.02	27,994

Total interest rates	0.05	85,588

Livestock	0.00	5,640
Metals	(0.08)	(138,625)
Stock indices	(0.05)	(74,955)

Total long futures contracts	(0.60)	(937,900)

Short futures contracts:
Energies	0.01	19,584
Grains	0.16	251,763
Interest rates	0.03	49,049
Livestock	(0.01)	(13,660)
Metals	(0.05)	(72,576)
Softs	(0.05)	(83,655)
Stock indices	(0.01)	(21,877)

Total short futures contracts	0.08	128,628

TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	(0.52)	(809,272)

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(1.45)	(2,277,364)
Total short forward currency contracts	1.33	2,077,315

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	(0.12)	(200,049)

TOTAL	(0.64)%	$(1,009,321)

		(Continued)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
September 30, 2019
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$50,020,000	U.S. Treasury notes, 1.000%, 11/15/2019	31.88%	$49,975,060
46,900,000	U.S. Treasury notes, 1.375%, 02/15/2020	29.86	46,806,567
37,410,000	U.S. Treasury notes, 1.500%, 05/15/2020	23.81	37,331,088
	Total investments in U.S. Treasury notes
	(amortized cost $133,909,671)	85.55%	$134,112,715

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2018

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	(0.04)%	$(63,140)
Grains	(0.01)	(19,770)
Interest rates:
30 Year U.S. Treasury Bond (27 contracts, settlement date March 2019)	0.01	11,594
Other	0.69	1,206,179

Total interest rates	0.70	1,217,773

Metals	(0.33)	(575,250)
Stock indices	(0.05)	(92,460)

Total long futures contracts	0.27	467,153

Short futures contracts:
Energies	2.04	3,577,403
Grains	0.15	265,515
Interest rates	(0.66)	(1,153,413)
Livestock	0.00	70
Metals	0.26	449,212
Softs	0.05	79,694
Stock indices	(0.14)	(247,491)

Total short futures contracts	1.70	2,970,990

TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	1.97	3,438,143

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	0.50	868,265
Total short forward currency contracts	(0.33)	(570,799)
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	0.17	297,466

TOTAL	2.14%	$3,735,609

		(Continued)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2018
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$39,200,000	U.S. Treasury notes, 0.750%, 02/15/2019	22.41%	$39,118,844
38,910,000	U.S. Treasury notes, 0.875%, 05/15/2019	22.16	38,685,812
33,760,000	U.S. Treasury notes, 0.750%, 08/15/2019	19.13	33,384,156
38,020,000	U.S. Treasury notes, 1.000%, 11/15/2019	21.48	37,487,571
	Total investments in U.S. Treasury notes
	(amortized cost $148,719,761)	85.18%	$148,676,383

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Statements of Operations (UNAUDITED)

	For the three months ended
	September 30, 2019	September 30, 2018
INVESTMENT INCOME:
Interest income	$893,971	$825,043

EXPENSES:
Brokerage and custodial fees	1,932,024	2,415,223
Administrative expenses	391,107	275,481
Custody fees and other expenses	7,271	8,411
Management fees	160,222	139,045
Total expenses	2,490,624	2,838,160

Managing Owner commission rebate to Unitholders	(142,050)	(145,300)

Net expenses	2,348,574	2,692,860

NET INVESTMENT LOSS	(1,454,603)	(1,867,817)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	2,669,683	6,554,774
Foreign exchange translation	(107,426)	(195,804)
Net change in unrealized:
Futures and forward currency contracts	(832,871)	(1,373,399)
Foreign exchange translation	(127,344)	126,531
Net gains (losses) from U.S. Treasury notes:
Realized	31,875	6,051
Net change in unrealized	(100,056)	(10,539)
TOTAL NET REALIZED AND UNREALIZED GAINS	1,533,861	5,107,614

NET INCOME	$79,258	$3,239,797
LESS PROFIT SHARE TO MANAGING OWNER	7,999	4,310
NET INCOME AFTER PROFIT SHARE TO MANAGING OWNER	$71,259	$3,235,487

NET INCOME (LOSS) PER UNIT OUTSTANDING
Series 1 Unitholders	$(4.21)	$16.56
Series 3 Unitholders	$11.51	$40.95
Series 4 Unitholders	$24.61	$59.37
Series 5 Unitholders	$8.11	$28.10

See notes to financial statements (unaudited)

Global Macro Trust
Statements of Operations (UNAUDITED)

	For the nine months ended
	September 30, 2019	September 30, 2018
INVESTMENT INCOME:
Interest income	$2,851,779	$2,160,133

EXPENSES:
Brokerage and custodial fees	6,189,224	7,668,787
Administrative expenses	903,953	843,842
Custody fees and other expenses	22,877	26,581
Management fees	462,100	414,218
Total expenses	7,578,154	8,953,428

Managing Owner commission rebate to Unitholders	(414,145)	(486,810)

Net expenses	7,164,009	8,466,618

NET INVESTMENT LOSS	(4,312,230)	(6,306,485)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	9,910,961	(9,176,474)
Foreign exchange translation	(215,893)	163,341
Net change in unrealized:
Futures and forward currency contracts	(4,744,930)	6,738,459
Foreign exchange translation	(60,497)	(295,924)
Net gains from U.S. Treasury notes:
Realized	31,264	5,602
Net change in unrealized	246,422	93,402
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)	5,167,327	(2,471,594)

NET INCOME (LOSS)	$855,097	$(8,778,079)
LESS PROFIT SHARE TO MANAGING OWNER	61,143	4,842
NET INCOME (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER	$793,954	$(8,782,921)

NET INCOME (LOSS) PER UNIT OUTSTANDING
Series 1 Unitholders	$(7.77)	$(58.79)
Series 3 Unitholders	$40.77	$(24.56)
Series 4 Unitholders	$83.06	$(4.13)
Series 5 Unitholders (1)	$29.64	$48.04

(1) Series 5 Units were first issued on April 1, 2018.

See notes to financial statements (unaudited)		(Concluded)

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the nine months ended September 30, 2019:
									New Profit
	Series 1 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Series 5 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2019	$130,410,857	110,008.795	$31,842,823	19,251.321	$7,485,965	3,619.144	$929,881	584.994	$-	-	$3,878,720	3,271.911	$174,548,246
Subscriptions	-	-	2,420,000	1,444.694	661,383	321.466	1,691,013	1,050.850	4,374	3.656	-	-	4,776,770
Redemptions	(21,314,185)	(18,052.645)	(2,039,210)	(1,211.667)	(5,643)	(2.639)	-	-	-	-	-	-	(23,359,038)
Addt'l units allocated *	-	238.635	-	-	-	-	-	-	-	0.083	-	153.838	-
Net income (loss)
before profit share to Managing Owner	(519,632)	-	860,263	-	330,828	-	27,858	-	21	-	155,759	-	855,097
Profit share to Managing Owner:	-	-	(61,143)	-	-	-	-	-	-	-	-	-	(61,143)
Trust capital at
September 30, 2019	$108,577,040	92,194.785	$33,022,733	19,484.348	$8,472,533	3,937.971	$2,648,752	1,635.844	$4,395	3.739	$4,034,479	3,425.749	$156,759,932

Net asset value per unit outstanding
at September 30, 2019:	$1,177.69		$1,694.83		$2,151.50		$1,619.20

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and the Managing Owner.													(Continued)

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the nine months ended September 30, 2018:
									New Profit
	Series 1 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Series 5 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2018	$169,927,843	139,480.782	$31,616,309	19,430.096	$6,558,797	3,286.212	$-	-	$-	-	$3,742,615	3,072.023	$211,845,564
Subscriptions	-	-	4,912,400	3,145.267	584,694	296.617	710,139	473.294	-	-	-	-	6,207,233
Redemptions	(26,435,422)	(23,132.726)	(4,743,683)	(3,068.255)	(48,408)	(25.861)	-	-	-	-	-	-	(31,227,513)
Addt'l units allocated *	-	278.106	-	-	-	-	-	-	-	-	-	149.071	-
Net income (loss)
before profit share to Managing Owner	(8,264,511)	-	(522,586)	-	(10,609)	-	27,383	-	-	-	(7,756)	-	(8,778,079)
Profit share to Managing Owner:	-	-	-	-	-	-	(4,842)	-	-	-	-	-	(4,842)
Trust capital at
September 30, 2018	$135,227,910	116,626.162	$31,262,440	19,507.108	$7,084,474	3,556.968	$732,680	473.294	$-	-	$3,734,859	3,221.094	$178,042,363

Net asset value per unit outstanding
at September 30, 2018:	$1,159.50		$1,602.62		$1,991.72		$1,548.04

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and the Managing Owner.

See notes to financial statements (unaudited)											(Concluded)

Global Macro Trust
Statements of Financial Highlights (UNAUDITED)

For the three months ended September 30:	2019				2018
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5
Net income (loss) from operations:
Net investment gain (loss)	$ (14.58)	$ (4.26)	$ 3.99	$ (7.91)	$ (14.77)	$ (3.32)	$ 4.47	$ (5.51)
Net realized and unrealized gains on trading of futures and forward currency contracts	10.76	17.01	21.55	15.33	31.34	44.31	54.97	50.57
Net losses from U.S. Treasury obligations	(0.39)	(0.73)	(0.93)	(1.34)	(0.01)	(0.04)	(0.07)	(1.05)
Profit share allocated to Managing Owner	0.00	(0.51)	0.00	2.03	0.00	0.00	0.00	(15.91)
Net income (loss) per unit	$ (4.21)	$ 11.51	$ 24.61	$ 8.11	$ 16.56	$ 40.95	$ 59.37	$ 28.10

Net asset value per unit, beginning of period	1,181.90	1,683.32	2,126.89	1,611.09	1,142.94	1,561.67	1,932.35	1,519.94

Net asset value per unit, end of period	$ 1,177.69	$ 1,694.83	$ 2,151.50	$ 1,619.20	$ 1,159.50	$ 1,602.62	$ 1,991.72	$ 1,548.04
Total return and ratios for the three months ended September 30:	2019				2018
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5
RATIOS TO AVERAGE CAPITAL:
Net investment gain (loss) (a)	(4.96)%	(1.01)%	0.75%	(1.78)%	(5.16)%	(0.84)%	0.91%	(1.58)%
Total expenses (a)	7.21%	3.25%	1.48%	4.01%	6.96%	2.63%	0.88%	3.41%
Profit share allocation (b)	0.00	0.03	0.00	(0.08)	0.00	0.00	0.00	0.79
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	7.21%	3.28%	1.48%	3.93%	6.96%	2.63%	0.88%	4.20%
Total return before profit share allocation (b)	(0.36)%	0.71%	1.16%	0.42%	1.45%	2.62%	3.07%	2.64%
Less: Profit share allocation (b)	0.00	0.03	0.00	(0.08)	0.00	0.00	0.00	0.79
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	(0.36)%	0.68%	1.16%	0.50%	1.45%	2.62%	3.07%	1.85%
(a) Annualized
(b) Not annualized								(Continued)

Global Macro Trust
Statements of Financial Highlights (UNAUDITED)

For the nine months ended September 30:	2019				2018
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5 (C)

Net income (loss) from operations:
Net investment gain (loss)	$ (41.67)	$ (8.23)	$ 17.30	$ (17.70)	$ (46.47)	$ (13.08)	$ 9.15	$ (12.50)
Net realized and unrealized gains (losses) on trading of futures and forward currency contracts	31.91	49.41	62.36	45.06	(12.91)	(12.29)	(14.26)	81.35
Net gains (losses) from U.S. Treasury obligations	1.99	2.73	3.40	2.28	0.59	0.81	0.98	(0.15)
Profit share allocated to Managing Owner	0.00	(3.14)	0.00	0.00	0.00	0.00	0.00	(20.66)
Net income (loss) per unit	$ (7.77)	$ 40.77	$ 83.06	$ 29.64	$ (58.79)	$ (24.56)	$ (4.13)	$ 48.04

Net asset value per unit, beginning of period	1,185.46	1,654.06	2,068.44	1,589.56	1,218.29	1,627.18	1,995.85	1,500.00

Net asset value per unit, end of period	$ 1,177.69	$ 1,694.83	$ 2,151.50	$ 1,619.20	$ 1,159.50	$ 1,602.62	$ 1,991.72	$ 1,548.04

Total return and ratios for the nine months ended September 30:	2019				2018
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5

RATIOS TO AVERAGE CAPITAL:

Net investment gain (loss) (a)	(4.72)%	(0.66)%	1.09%	(1.48)%	(5.43)%	(1.12)%	0.64%	(1.64)%

Total expenses (a)	7.00%	2.94%	1.18%	3.76%	6.93%	2.63%	0.88%	3.41%
Profit share allocation (b)	0.00	0.19	0.00	0.00	0.00	0.00	0.00	1.35
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	7.00%	3.13%	1.18%	3.76%	6.93%	2.63%	0.88%	4.76%

Total return before profit share allocation (b)	(0.66)%	2.65%	4.02%	1.86%	(4.83)%	(1.51)%	(0.21)%	4.55%
Less: Profit share allocation (b)	0.00	0.19	0.00	0.00	0.00	0.00	0.00	1.35
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	(0.66)%	2.46%	4.02%	1.86%	(4.83)%	(1.51)%	(0.21)%	3.20%
(a) Annualized.
(b) Not annualized.
(c) Series 5 Units were first issued on April 1, 2018.
See notes to financial statements (unaudited)								(Concluded)

\\\

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Global Macro Trust’s (the “Trust”) financial condition at September 30, 2019 (unaudited) and December 31, 2018  (audited) and the results of its operations for the three and nine months ended September 30, 2019 and 2018 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2018. The December 31, 2018 information has been derived from the audited financial statements as of December 31, 2018.

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

During the three and nine months ended September 30, 2019 and 2018, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Trust’s investments by hierarchical level as of September 30, 2019 and December 31, 2018 in valuing the Trust’s investments at fair value. At September 30, 2019 and December 31, 2018, the Trust held no assets or liabilities classified in Level 3.

Financial Assets and Liabilities at Fair Value as of September 30, 2019

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$134,112,715	$-	$134,112,715
Short-term money market fund*	12,950,932	-	12,950,932
Exchange-traded futures contracts
Energies	(796,704)	-	(796,704)
Grains	252,503	-	252,503
Interest rates	134,637	-	134,637
Livestock	(8,020)	-	(8,020)
Metals	(211,201)	-	(211,201)
Softs	(83,655)	-	(83,655)
Stock indices	(96,832)	-	(96,832)

Total exchange-traded futures contracts	(809,272)	-	(809,272)

Over-the-counter forward currency contracts	-	(200,049)	(200,049)

Total futures and forward currency contracts (2)	(809,272)	(200,049)	(1,009,321)

Total financial assets and liabilities at fair value	$146,254,375	$(200,049)	$146,054,326

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$18,816,822
Investments in U.S. Treasury notes held in custody			115,295,893
Total investments in U.S. Treasury notes			$134,112,715

(2)
Net unrealized depreciation on open futures and forward currency contracts			$(1,009,321)
Total net unrealized depreciation on open futures and forward currency contracts			$(1,009,321)

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial Assets and Liabilities at Fair Value as of December 31, 2018

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$148,676,383	$-	$148,676,383
Short-term money market fund*	11,090,365	-	11,090,365
Exchange-traded futures contracts
Energies	3,514,263	-	3,514,263
Grains	245,745	-	245,745
Interest rates	64,360	-	64,360
Livestock	70	-	70
Metals	(126,038)	-	(126,038)
Softs	79,694	-	79,694
Stock indices	(339,951)	-	(339,951)

Total exchange-traded futures contracts	3,438,143	-	3,438,143

Over-the-counter forward currency contracts	-	297,466	297,466

Total futures and forward currency contracts (2)	3,438,143	297,466	3,735,609

Total financial assets and liabilities at fair value	$163,204,891	$297,466	$163,502,357

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$21,603,382
Investments in U.S. Treasury notes held in custody			127,073,001
Total investments in U.S. Treasury notes			$148,676,383

(2)
Net unrealized appreciation on open futures and forward currency contracts			$4,054,099
Net unrealized depreciation on open futures and forward currency contracts			(318,490)
Total net unrealized appreciation on open futures and forward currency contracts			$3,735,609

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

The Trust engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Trust at September 30, 2019, by market sector:

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

See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional derivative-related information.

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at September 30, 2019 and December 31, 2018. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at September 30, 2019

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$50	$(816,338)	$19,584	$-	$(796,704)
Grains	1,970	(1,230)	524,253	(272,490)	252,503
Interest rates	94,665	(9,077)	413,216	(364,167)	134,637
Livestock	5,650	(10)	80	(13,740)	(8,020)
Metals	319,981	(458,606)	249,825	(322,401)	(211,201)
Softs	-	-	26,288	(109,943)	(83,655)
Stock indices	201,316	(276,271)	92,708	(114,585)	(96,832)

Total futures contracts	623,632	(1,561,532)	1,325,954	(1,197,326)	(809,272)

Forward currency contracts	713,886	(2,991,250)	3,193,512	(1,116,197)	(200,049)

Total futures and
forward currency contracts	$1,337,518	$(4,552,782)	$4,519,466	$(2,313,523)	$(1,009,321)

Fair Value of Futures and Forward Currency Contracts at December 31, 2018

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$-	$(63,140)	$3,672,576	$(95,173)	$3,514,263
Grains	670	(20,440)	268,774	(3,259)	245,745
Interest rates	1,407,952	(190,179)	73	(1,153,486)	64,360
Livestock	-	-	1,630	(1,560)	70
Metals	34,284	(609,534)	718,556	(269,344)	(126,038)
Softs	-	-	87,805	(8,111)	79,694
Stock indices	79,993	(172,453)	87,302	(334,793)	(339,951)

Total futures contracts	1,522,899	(1,055,746)	4,836,716	(1,865,726)	3,438,143

Forward currency contracts	1,896,032	(1,027,767)	2,191,795	(2,762,594)	297,466

Total futures and
forward currency contracts	$3,418,931	$(2,083,513)	$7,028,511	$(4,628,320)	$3,735,609

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three and nine months ended September 30, 2019 and 2018 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below:

Trading gains (losses) of futures and forward currency contracts for the three and nine months ended September 30, 2019 and 2018

	Three months ended:	Three months ended:	Nine months ended:	Nine months ended:
Sector	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Futures contracts:
Energies	$(2,720,639)	$1,612,072	$(7,237,631)	$8,591,227
Grains	666,787	370,677	2,042,448	1,108,474
Interest rates	486,712	(3,892,446)	8,779,195	(2,467,415)
Livestock	(173,010)	24,590	52,890	36,290
Metals	(256,472)	157,334	(765,131)	(1,488,031)
Softs	294,503	140,833	220,704	644,071
Stock indices	3,136,006	5,878,141	3,814,267	(8,453,601)

Total futures contracts	1,433,887	4,291,201	6,906,742	(2,028,985)

Forward currency contracts	402,925	890,174	(1,740,711)	(409,030)

Total futures and forward currency contracts	$1,836,812	$5,181,375	$5,166,031	$(2,438,015)

The following table presents average notional value by sector in U.S. dollars of open futures and forward currency contracts for the nine months ended September 30, 2019 and 2018. The Trust’s average net asset value for the nine months ended September 30, 2019 and 2018 was approximately $166,000,000 and $191,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the nine months ended September 30, 2019 and 2018

	2019		2018
Sector	Long Positions	Short Positions	Long Positions	Short Positions

Futures contracts:
Energies	$11,073,541	$16,940,836	$53,661,861	$3,190,803
Grains	2,337,575	10,163,165	1,195,856	17,279,235
Interest rates	176,134,579	144,795,016	375,957,024	86,797,186
Livestock	341,245	750,905	161,595	565,383
Metals	2,128,673	10,163,951	6,916,662	19,262,807
Softs	191,819	3,976,680	1,362,208	2,148,902
Stock indices	65,900,000	41,333,091	149,149,434	22,868,713

Total futures
contracts	258,107,432	228,123,644	588,404,640	152,113,029

Forward currency
contracts	34,390,969	85,220,199	36,379,611	149,221,032

Total average
notional	$292,498,401	$313,343,843	$624,784,251	$301,334,061

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at September 30, 2019 and 2018. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the Managing Owner believes it is a more meaningful representation of notional values of the Trust’s open interest rate positions.

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

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of September 30, 2019 and December 31, 2018.

Offsetting of derivative assets and liabilities at September 30, 2019

	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Liabilities
Futures contracts
Counterparty C	$555,076	$(447,169)	$107,907
Counterparty I	1,834,224	(1,273,132)	561,092
Counterparty J	369,558	(229,285)	140,273
Total futures contracts	2,758,858	(1,949,586)	809,272

Forward currency contracts
Counterparty G	1,690,607	(1,520,507)	170,100
Counterparty K	2,416,840	(2,386,891)	29,949
Total forward currency contracts	4,107,447	(3,907,398)	200,049

Total liabilities	$6,866,305	$(5,856,984)	$1,009,321

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount (3)

Counterparty C	$107,907	$-	$(107,907)	$-
Counterparty G	170,100	-	(170,100)	-
Counterparty I	561,092	-	(561,092)	-
Counterparty J	140,273	-	(140,273)	-
Counterparty K	29,949	-	(29,949)	-

Total	$1,009,321	$-	$(1,009,321)	$-
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
(2) Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets and liabilities presented in the Statement of
Financial Condition for each respective counterparty.
(3) Net amount represents the amounts owed by the Trust to each counterparty as of September 30, 2019.

Offsetting of derivative assets and liabilities at December 31, 2018

	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Assets
Futures contracts
Counterparty C	$1,952,371	$(457,189)	$1,495,182
Counterparty I	2,979,378	(2,153,431)	825,947
Counterparty J	1,427,866	(310,852)	1,117,014
Total futures contracts	6,359,615	(2,921,472)	3,438,143

Forward currency contracts
Counterparty G	1,802,050	(1,186,094)	615,956

Total assets	$8,161,665	$(4,107,566)	$4,054,099

	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Liabilities
Forward currency contracts
Counterparty K	$2,604,267	$(2,285,777)	$318,490

Total liabilities	$2,604,267	$(2,285,777)	$318,490

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$1,495,182	$-	$(1,495,182)	$-
Counterparty G	615,956	-	-	615,956
Counterparty I	825,947	-	(825,947)	-
Counterparty J	1,117,014	-	(1,117,014)	-

Total	$4,054,099	$-	$(3,438,143)	$615,956

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount (4)

Counterparty K	$318,490	$-	$(318,490)	$-

Total	$318,490	$-	$(318,490)	$-

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
(4) Net amount represents the amounts owed by the Trust to each counterparty as of December 31, 2018.

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

The Trust’s forward currency trading activities are cleared through DB,  BA and MS. The Trust’s concentration of credit risk associated with DB, BA or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB, BA and MS. The amount of such credit risk was $13,354,982 and $11,812,053 at September 30, 2019 and December 31, 2018, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and nine months ended September 30, 2019 and 2018. Profit share earned (from Unitholders' redemptions) is credited to the New Profit Memo Account as defined in the Trust’s Declaration of Trust and Trust Agreement (the “Trust Agreement”).

	Three months ended:
	September 30,	September 30,
	2019	2018
Profit share earned	$2,066	$-
Reversal of profit share (1)	(50,837)	(532)
Profit share accrued	56,770	4,842
Total profit share	$7,999	$4,310

	Nine months ended:
	September 30,	September 30,
	2019	2018
Profit share earned	$4,373	$-
Profit share accrued	56,770	4,842
Total profit share	$61,143	$4,842

(1) On July 1st

5. RELATED PARTY TRANSACTIONS

The Trust pays all routine expenses, such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee's fees, the charges of an outside accounting services agency and the expenses of updating the Trust's Prospectus), as well as extraordinary costs. At September 30, 2019 and December 31, 2018, the Managing Owner is owed $136,428 and $0, respectively, from the Trust in connection with such expenses it has paid on the Trust's behalf (and is included in "Due to Managing Owner" in the Statements of Financial Condition).

Series 1 Unitholders who redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the Managing Owner. There was no redemption charge payable at September 30, 2019 or December 31, 2018.

6. FINANCIAL HIGHLIGHTS

Per unit operating performance for Series 1, Series 3, Series 4 Units and Series 5 is calculated based on Unitholders’ Trust capital for each Series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of Units during the period. Weighted average number of Units for each Series is detailed below:

	Three months ended September 30,		Nine months ended September 30,		Date of first issuance
	2019	2018	2019	2018

Series 1	94,549.262	124,188.005	101,575.866	131,056.837	July 23, 2001
Series 3	19,546.843	19,729.874	19,488.635	20,071.946	September 1, 2009
Series 4	3,933.038	3,559.334	3,903.687	3,538.831	November 1, 2010
Series 5	1,485.642	355.469	1,110.803	234.433	April 1, 2018

7. BROKERAGE AND CUSTODIAL FEES

Per the Trust agreement, selling agents are prohibited from receiving amounts in excess of 9.5% of the gross offering proceeds of Series 1 Units sold subsequent to August 12, 2009. During the three and nine months ended September 30, 2019 and 2018, the Managing Owner rebated to the Trust for the benefit of all holders of Series 1 Units, all amounts that would have otherwise been due to selling agents but for the 9.5% cap. Further, in certain cases, there are Series 1 Units that remain outstanding, where there is no longer a selling agent associated with such Units. Beginning in August 2014, the Managing Owner rebated such amounts to the Trust for the benefit of all holders of Series 1 Units. The total amounts rebated to the Trust for both of these items, included in “Brokerage and custodial fees” in the Statements of Operations, were as follows:

	Three months ending September 30,		Nine months ending September 30,
	2019	2018	2019	2018

Brokerage fee rebates	$ 142,050	$ 145,300	$ 414,145	$ 486,810

8. SUBSEQUENT EVENTS

During the period from October 1, 2019 to November 12, 2019, subscriptions of $1,691,078 were made to the Trust and no redemptions were made from the Trust. The Managing Owner has performed its evaluation of subsequent events from October 1, 2019 to November 12, 2019, the date this form 10-Q was filed. Based on such evaluation, no further events were discovered that required disclosure or adjustment to the financial statements.

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

The Trust trades futures, forward and spot contracts, and may trade swap and options contracts, on interest rates, agricultural commodities, currencies, metals, energy and stock indices and forward contracts on currencies. Risk arises from changes in the value of these contracts (market risk) and the potential inability of counterparties or brokers to perform under the terms of their contracts (credit risk). Market risk is generally measured by the face amount of the futures positions acquired and the volatility of the markets traded. The credit risk from counterparty non-performance associated with these instruments is the net unrealized gain, if any, on these positions plus the value of the margin or collateral held by the counterparty. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC transactions because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In most OTC transactions, on the other hand, traders must rely (typically but not universally) solely on the credit of their respective individual counterparties. Margins which may be subject to loss in the event of a default are generally required in exchange trading and counterparties may require margin or collateral in the OTC markets.

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

During its operations for the three and nine months ended September 30, 2019, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

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

Periods ended September 30, 2019

Month Ended:		Total Trust Capital

September 30, 2019		$156,759,932
June 30, 2019		160,231,109
December 31, 2018		174,548,246

	Three Months ended	Nine Months ended
Change in Trust Capital	$(3,471,177)	$(17,788,314)
Percent Change	(2.17)%	(10.19)%

THREE MONTHS ENDED SEPTEMBER 30, 2019

The decrease in the Trust’s net assets of $3,471,177 was attributable to redemptions of $5,127,424, which were partially offset by subscriptions of $1,584,988 and net income after profit share of $71,259.

Brokerage and custodial fees are calculated on the net asset value of the Series 1 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage and custodial fees for the three months ended September 30, 2019 decreased $479,949 (net of Managing Owner commission rebate to Unitholders) relative to the corresponding period in 2018 due to a decrease in the Trust’s Series 1 net assets during the respective periods.

Administrative expenses for the three months ended September 30, 2019 increased  $115,626 relative to the corresponding period in 2018. The increase was due mainly to an increase in the Trust's accrual estimate for third party professional services during the three months ended September 30, 2019 relative to the corresponding period in 2018.

Management fees are calculated on the net asset value of the Series 3 Units and Series 5 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three months ended September 30, 2019 increased  $21,177 relative to the corresponding period in 2018 due to an increase in the Trust’s Series 3 and Series 5 net assets during the respective periods.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the three months ended September 30, 2019 increased $68,928 relative to the corresponding period in 2018. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the three months ended September 30, 2019.

During the three months ended September 30, 2019,  the Trust experienced net realized and unrealized gains of $1,533,861 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage and custodial fees of $1,932,024 administrative expenses of $391,107, custody fees and other expenses of $7,271 and management fees of $160,222 were incurred. The Trust’s gains achieved from trading operations, in addition to interest income of $893,971, and Managing Owner commission rebate to Unitholders of $142,050 were partially offset by the Trust's expenses and profit share of $7,999, resulting in net income after profit share to the Managing Owner of $71,259. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	0.23%
Energies	(1.68)%
Grains	0.39%
Interest rates	0.34%
Livestock	(0.10)%
Metals	(0.18)%
Softs	0.17%
Stock indices	1.98%

Trading gain	1.15%

NINE MONTHS ENDED SEPTEMBER 30, 2019

The decrease in the Trust’s net assets of $17,788,314 was attributable to redemptions of $23,359,038, which were partially offset by subscriptions of $4,776,770 and net income after profit share of $793,954.

Brokerage and custodial fees are calculated on the net asset value of the Series 1 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage and custodial fees for the nine months ended September 30, 2019 decreased $1,406,898 (net of the Managing Owner commission rebate to Unitholders) relative to the corresponding period in 2018 due to a decrease in the Trust’s Series 1 net assets during the respective periods.

Administrative expenses for the nine months ended September 30, 2019 increased $60,111 relative to the corresponding period in 2018. The increase was due mainly to an increase in the Trust's accrual estimate for third party professional services during the nine months ended September 30, 2019 relative to the corresponding period in 2018.

Management fees are calculated on the net asset value of the Series 3 Units and Series 5 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the nine months ended September 30, 2019 increased $47,882 relative to the corresponding period in 2018 due to an increase in the Trust’s Series 3 and Series 5 net assets during the respective periods.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Partially offset by a decrease in average net asset value during the period, interest income for the nine months ended September 30, 2019 increased $691,646 relative to the corresponding period in 2018. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the nine months ended September 30, 2019 relative to the corresponding period in 2018.

During the nine months ended September 30, 2019,  the Trust experienced net realized and unrealized gains of $5,167,327 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage and custodial fees of $6,189,224 administrative expenses of $903,953, custody fees and other expenses of $22,877 and management fees of $462,100 were incurred. The Trust’s gains achieved from trading operations, in addition to interest income of $2,851,779, and Managing Owner commission rebate to Unitholders of $414,145 were partially offset by the Trust's expenses and profit share of $61,143, resulting in net income after profit share to the Managing Owner of $793,954. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	(1.06)%
Energies	(4.25)%
Grains	1.18%
Interest rates	5.24%
Livestock	0.01%
Metals	(0.50)%
Softs	0.11%
Stock indices	2.41%

Trading gain	3.14%

MANAGEMENT DISCUSSION –2019

Three months ended September 30, 2019

The Trust was slightly profitable during the quarter as gains from trading stock index, interest rate, grain and soft commodity futures, and currency forwards outpaced losses from trading energy, metal and livestock futures.

Financial and commodity market participants rode a risk roller coaster during the quarter. Whenever there was an escalation of the U.S.-China trade war, evidence of slowing global growth and trade, rising Brexit uncertainty, increasing geopolitical tension—such as in Hong Kong, India/Pakistan, Japan/Korea, Iran/U.S., Saudi Arabia/Iran, Argentina, Russia—or mounting political tensions in the U.S., risk appetites would recede. On the other hand, whenever these factors calmed or whenever global central banks, led by the Federal Reserve, would lower interest rates or emphasize their preferences for easier policy stances, risk appetites would expand.

Continuing the trend started earlier this year, central banks around the globe reduced interest rates 56 times versus only 6 increases during the third quarter. Despite a few bouts of selling during the quarter, trading of equity futures was profitable overall, including gains from long positions in European, U.S., British, Taiwanese, Singaporean and the Japanese Nikkei futures indices. Also, during the August selloff, short positions in the Emerging Market, Korean Kospi, S&P 400 and Japanese Topix indices posted gains. A short VIX trade was also profitable. On the other hand, trading of Chinese, Hong Kong, Thai, Australian and the Russell equity indices registered partially offsetting losses.

Interest rates were volatile during the period as evidenced by the 10-year U.S. rate that fell from about 2% on July 1st to 1.47% on September 3rd, rebounded to 1.9% on September 13th before closing the quarter at 1.68% on September 30th.  Long positions in Italian interest rate futures were profitable as investors sought out higher Italian yields. Short positions in U.K. interest rate futures were profitable as yields rose on Brexit worries in September. Trading of the U.S. long bond was also profitable. On the other hand, during August when risk aversion was at its highest, demand for government securities pushed yields down sharply. The magnitude and speed of the declines in interest rates combined with inverted yield curves prompted our trading models to take counter trend positions, looking for a bounce back in yields. As yields continued to fall, the Trust sustained sizable losses on our short interest rate futures positions as yields.  Subsequently, short positions in German, French, U.K., Japanese, U.S., Canadian and Australian interest rate futures were unprofitable. On balance then for the quarter, interest rate trading produced only a fractional gain.

The U.S. dollar index gained about 2% during the quarter, but followed a volatile, jagged, saw-toothed path to this gain. Consequently, currency sector results were mixed and only fractionally positive. Long U.S. dollar positions against the currencies of Japan, the euro, Switzerland, Sweden, Australia, New Zealand and India, and trading versus the Turkish lira were profitable.  Conversely, trading the U.S. dollar relative to the Canadian, Mexican, Norwegian, Polish, Russian and South African currencies, and trading the euro against the Norwegian and Polish currencies produced largely offsetting losses.

Energy prices were volatile during the quarter. They were depressed by the trade and global growth worries, particularly during August; soared in mid-September after the apparently devastating attack on Saudi production and export facilities; and collapsed thereafter when after-attack reports showed the actual damage to be easily managed. Overall, long positions in Brent crude, WTI crude, RBOB gasoline, heating oil and London gas oil were unprofitable. A short natural gas trade was also unprofitable, particularly in August and early September, driven by a short covering price rally.

Trade policy impacts and large grain inventories and harvests weighed on grain prices, especially in July and August. Consequently, short corn and wheat positions and trading of soybeans were profitable, prices lifted late in the quarter reducing profits somewhat. Short coffee, sugar and cotton trades were also marginally profitable during the July-September period. Meanwhile trading of livestock was marginally unprofitable.

Trading of silver futures produced a fractional loss that marginally outweighed the small profits from a long nickel position and from short zinc and aluminum trades.

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

Small losses from short gold, copper and nickel positions were fractionally greater than the gain from a short silver trade.

Periods ended September 30, 2018

Month Ended:		Total Trust Capital

September 30, 2018		$178,042,363
June 30, 2018		184,668,044
December 31, 2017		211,845,564

	Three Months ended	Nine Months ended
Change in Trust Capital	$(6,625,681)	$(33,803,201)
Percent Change	(3.59)%	(15.96)%

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

CONTRACTUAL OBLIGATIONS

The Trust does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Trust’s sole business is trading futures, forward currency, spot, option, and swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Trust for less than four months before being offset or rolled over into new contracts with similar maturities. The Trust’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Trust’s open futures and forward currency contracts, both long and short, at September 30, 2019.

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

The Trust's Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Trust's open positions by market category for the nine months ended September 30, 2019. During the nine months ended September 30, 2019, the Trust's average total capitalization was approximately $166,000,000.

Sector	Average value at risk	% of Average Capitalization	High value at risk	Low value at risk
Currencies	$6.1	3.7%	$6.9	$5.4
Energies	1.4	0.8%	1.6	1.3
Grains	0.6	0.4%	0.8	0.5
Interest rates	2.8	1.7%	3.0	2.6
Livestock	0.1	0.1%	0.1	0.0
Metals	0.6	0.4%	0.6	0.5
Softs	0.3	0.2%	0.4	0.2
Stock indices	7.1	4.3%	8.2	6.1
	$19.0	11.6%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the nine months ended September 30, 2019. Average capitalization is the average of the Trust's approximate capitalization at the end of each of the nine months ended September 30, 2019. Dollar amounts represent millions of dollars.

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

ITEM 4. CONTROLS AND PROCEDURES

The Managing Owner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Trust as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the Managing Owner’s internal controls over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Managing Owner’s internal controls over financial reporting with respect to the Trust.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS

(a)	There have been no sales of unregistered securities of the Trust during the three months ended September 30, 2019

(b)

Pursuant to the Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding and Units are not reissued once redeemed.

The following table summarizes the redemptions by Unitholders during the three months ended September 30, 2019. There were no Series 4 or Series 5 redemptions.

	Series 1		Series 3
Date of Redemption	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit

July 31, 2019	1,561.231	$1,207.04	128.001	$1,717.65
August 31, 2019	1,390.562	1,155.46	42.837	1,659.69
September 30, 2019	941.749	1,177.69	139.401	1,694.83
Total	3,893.542		310.239

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
Managing Owner

Date: November 12, 2019
/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)