Form 10-Q
period 2020-03-31
GLOBAL MACRO TRUST
filed 2020-05-14
CIK 1145765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:   March 31, 2020

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
For the three months ended March 31, 2020 and 2019 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Trust Capital (b)	7
Statements of Financial Highlights (b)	9
Notes to the Financial Statements	10

(a) At March 31, 2020 (unaudited) and December 31, 2019
(b) For the three months ended March 31, 2020 and 2019 (unaudited)

Global Macro Trust
Statements of Financial Condition

	March 31, 2020 (unaudited)	December 31, 2019
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes – at fair value
(amortized cost $9,653,806 and $20,608,824)	$9,716,665	$20,644,779
Net unrealized appreciation on open futures and
forward currency contracts	4,028,528	1,144,023
Due from brokers, net	4,120,408	4,019,983
Cash denominated in foreign currencies (cost $3,818,461
and $8,462,150)	3,734,821	8,600,683
Total equity in trading accounts	21,600,422	34,409,468

INVESTMENTS IN U.S. TREASURY NOTES – at fair value
(amortized cost $102,997,197 and $117,144,589)	103,603,981	117,233,707
CASH AND CASH EQUIVALENTS	8,320,647	13,142,361
ACCRUED INTEREST RECEIVABLE	517,579	606,396
TOTAL	$134,042,629	$165,391,932

LIABILITIES AND TRUST CAPITAL
LIABILITIES:
Subscriptions by Unitholders received in advance	$140,000	$742,000
Net unrealized depreciation on open futures and forward currency contracts	149,027	1,231,994
Due to Managing Owner	109,946	-
Due to brokers, net	799,990	1,192,838
Accrued brokerage and custodial fees	460,771	569,268
Accrued management fees	52,731	60,464
Redemptions payable to Unitholders	4,511,101	1,317,430
Redemption payable to Managing Owner	-	349,083
Accrued expenses	167,911	118,317
Cash overdraft denominated in foreign currencies (cost $173,336 and $0)	164,220	-
Total liabilities	6,555,697	5,581,394

TRUST CAPITAL:
Managing Owner interest (2,530.937 and 3,477.855 units outstanding)	2,541,921	4,230,810
Series 1 Unitholders (83,340.739 and 88,422.039 units outstanding)	83,702,853	107,565,649
Series 3 Unitholders (19,518.420 and 19,430.353 units outstanding)	28,603,037	34,128,621
Series 4 Unitholders (4,250.779 and 4,104.713 units outstanding)	8,036,673	9,261,037
Series 5 Unitholders (3,298.279 and 2,759.746 units outstanding)	4,602,448	4,624,421
Total trust capital	127,486,932	159,810,538

TOTAL	$134,042,629	$165,391,932

NET ASSET VALUE PER UNIT OUTSTANDING:
Series 1 Unitholders	$1,004.34	$1,216.50
Series 3 Unitholders	$1,465.44	$1,756.46
Series 4 Unitholders	$1,890.64	$2,256.20
Series 5 Unitholders	$1,395.41	$1,675.67

See notes to financial statements (unaudited)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
March 31, 2020

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Grains	0.06%	$71,345
Interest rates:
2 Year U.S. Treasury Note (221 contracts, settlement date June 2020)	0.05	69,437
5 Year U.S. Treasury Note (152 contracts, settlement date June 2020)	0.05	66,133
Other	0.36	462,558

Total interest rates	0.46	598,128

Livestock	0.00	2,620
Metals	(1.07)	(1,364,476)
Softs	(0.00)	(230)
Stock indices	0.20	256,552

Total long futures contracts	(0.35)	(436,061)

Short futures contracts:
Energies	0.65	828,791
Grains	(0.01)	(12,145)
Metals	1.35	1,723,594
Softs	0.06	71,991
Stock indices	0.04	46,650

Total short futures contracts	2.09	2,658,881

TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	1.74	2,222,820

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(2.22)	(2,827,203)
Total short forward currency contracts	3.52	4,483,884

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	1.30	1,656,681

TOTAL	3.04%	$3,879,501

		(Continued)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
March 31, 2020
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$30,710,000	U.S. Treasury notes, 1.500%, 05/15/2020	24.14%	$30,768,781
42,320,000	U.S. Treasury notes, 1.500%, 08/15/2020	33.37	42,548,131
39,600,000	U.S. Treasury notes, 1.750%, 11/15/2020	31.38	40,003,734
	Total investments in U.S. Treasury notes
	(amortized cost $112,651,003)	88.89%	$113,320,646

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2019

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	0.15%	$240,490
Grains	0.01	17,302
Interest rates:
2 Year U.S. Treasury Note (55 contracts, settlement date March 2020)	0.00	2,016
5 Year U.S. Treasury Note (113 contracts, settlement date March 2020)	0.00	289
Other	(0.04)	(63,086)

Total interest rates	(0.04)	(60,781)

Livestock	(0.00)	(260)
Metals	0.25	394,440
Softs	0.01	14,560
Stock indices	0.04	71,617

Total long futures contracts	0.42	677,368

Short futures contracts:
Energies	0.05	78,750
Grains	(0.13)	(209,775)
Interest rates:
10 Year U.S. Treasury Note (142 contracts, settlement date March 2020)	0.00	5,484
Other	0.29	467,953

Total interest rates	0.29	473,437

Metals	(0.05)	(86,298)
Softs	(0.01)	(14,696)
Stock indices	0.14	225,237

Total short futures contracts	0.29	466,655

TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	0.71	1,144,023

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.86	2,978,285
Total short forward currency contracts	(2.63)	(4,210,279)
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	(0.77)	(1,231,994)

TOTAL	(0.06)%	$(87,971)

		(Continued)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2019
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$46,900,000	U.S. Treasury notes, 1.375%, 02/15/2020	29.35%	$46,889,009
41,010,000	U.S. Treasury notes, 1.500%, 05/15/2020	25.65	40,998,786
50,020,000	U.S. Treasury notes, 1.500%, 08/15/2020	31.28	49,990,691
	Total investments in U.S. Treasury notes
	(amortized cost $137,753,413)	86.28%	$137,878,486

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Statements of Operations (UNAUDITED)

	For the three months ended
	March 31, 2020	March 31, 2019
INVESTMENT INCOME:
Interest income	$660,196	$962,826

EXPENSES:
Brokerage fees	1,703,196	2,184,768
Administrative expenses	290,507	251,080
Custody fees and other expenses	7,199	7,955
Management fees	172,127	147,034
Total expenses	2,173,029	2,590,837

Managing Owner commission rebate to Unitholders	(146,939)	(135,056)

Net expenses	2,026,090	2,455,781

NET INVESTMENT LOSS	(1,365,894)	(1,492,955)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(30,086,957)	6,047,956
Foreign exchange transactions	(175,890)	(38,294)
Net change in unrealized:
Futures and forward currency contracts	3,967,472	(3,235,355)
Foreign exchange translation	(213,057)	(58,003)
Net gains from U.S. Treasury notes:
Realized	95,548	7,538
Net change in unrealized	544,570	134,758
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)	(25,868,314)	2,858,600

NET INCOME (LOSS)	(27,234,208)	1,365,645
LESS PROFIT SHARE TO MANAGING OWNER	-	70,872
NET INCOME (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER	$(27,234,208)	$1,294,773

NET INCOME (LOSS) PER UNIT OUTSTANDING
Series 1 Unitholders	$(212.16)	$5.13
Series 3 Unitholders	$(291.02)	$22.43
Series 4 Unitholders	$(365.56)	$41.56
Series 5 Unitholders	$(280.26)	$17.40

See notes to financial statements (unaudited)

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the three months ended March 31, 2020:
									New Profit
	Series 1 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Series 5 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2020	$107,565,649	88,422.039	$34,128,621	19,430.353	$9,261,037	4,104.713	$4,624,421	2,759.746	$-	-	$4,230,810	3,477.855	$159,810,538
Subscriptions	-	-	1,233,000	713.599	624,200	276.403	939,655	569.413	-	-	-	-	2,796,855
Redemptions	(5,437,964)	(5,155.530)	(927,207)	(625.532)	(277,993)	(130.337)	(43,089)	(30.880)	-	-	(1,200,000)	(989.238)	(7,886,253)
Addt'l units allocated *	-	74.230	-	-	-	-	-	-	-	-	-	42.320	-
Net loss
before profit share to Managing Owner	(18,424,832)	-	(5,831,377)	-	(1,570,571)	-	(918,539)	-	-	-	(488,889)	-	(27,234,208)
Profit share to Managing Owner:	-	-	-	-	-	-	-	-	-	-	-	-	-
Transfer of New Profit Memo
Account to Managing Owner	-	-	-	-	-	-	-	-	-	-	-	-	-
Trust capital at
March 31, 2020	$83,702,853	83,340.739	$28,603,037	19,518.420	$8,036,673	4,250.779	$4,602,448	3,298.279	$-	-	$2,541,921	2,530.937	$127,486,932

Net asset value per unit outstanding
at March 31, 2020:	$1,004.34		$1,465.44		$1,890.64		$1,395.41

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and the Managing Owner.													(Continued)

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the three months ended March 31, 2019:
									New Profit
	Series 1 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Series 5 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2019	$130,410,857	110,008.795	$31,842,823	19,251.321	$7,485,965	3,619.144	$929,881	584.994	$-	-	$3,878,720	3,271.911	$174,548,246
Subscriptions	-	-	526,500	323.250	589,162	287.364	467,150	298.010	-	-	-	-	1,582,812
Redemptions	(5,278,423)	(4,499.976)	(722,696)	(433.258)	-	-	-	-	-	-	-	-	(6,001,119)
Addt'l units allocated *	-	82.897	-	-	-	-	-	-	-	-	-	51.365	-
Net income
before profit share to Managing Owner	583,643	-	510,637	-	167,598	-	25,828	-	-	-	77,939	-	1,365,645
Profit share to Managing Owner:	-	-	(66,964)	-	-	-	(3,908)	-	-	-	-	-	(70,872)
Transfer of New Profit Memo
Account to Managing Owner	-	-	-	-	-	-	-	-	-	-	-	-	-
Trust capital at
March 31, 2019	$125,716,077	105,591.716	$32,090,300	19,141.313	$8,242,725	3,906.508	$1,418,951	883.004	$-	-	$3,956,659	3,323.276	$171,424,712

Net asset value per unit outstanding
at March 31, 2019:	$1,190.59		$1,676.49		$2,110.00		$1,606.96

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and the Managing Owner.

See notes to financial statements (unaudited)													(Concluded)

Global Macro Trust
Statements of Financial Highlights (UNAUDITED)

For the three months ended March 31:	2020				2019
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5
Net income (loss) from operations:
Net investment income (loss)	$ (14.33)	$ (5.06)	$ 2.65	$ (7.74)	$ (13.68)	$ (2.02)	$ 6.51	$ (4.89)
Net realized and unrealized gains (losses) on trading of futures and forward currency contracts	(202.67)	(293.10)	(377.32)	(279.62)	17.84	26.54	33.36	26.41
Net gains from U.S. Treasury obligations	4.84	7.14	9.11	7.10	0.97	1.36	1.69	1.38
Profit share allocated to Managing Owner	0.00	0.00	0.00	0.00	0.00	(3.45)	0.00	(5.50)
Net income (loss) per unit	$ (212.16)	$ (291.02)	$ (365.56)	$ (280.26)	$ 5.13	$ 22.43	$ 41.56	$ 17.40

Net asset value per unit, beginning of period	1,216.50	1,756.46	2,256.20	1,675.67	1,185.46	1,654.06	2,068.44	1,589.56

Net asset value per unit, end of period	$ 1,004.34	$ 1,465.44	$ 1,890.64	$ 1,395.41	$ 1,190.59	$ 1,676.49	$ 2,110.00	$ 1,606.96
Total return and ratios for the three months ended March 31:	2020				2019
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5
RATIOS TO AVERAGE CAPITAL:
Net investment income (loss) (a)	(5.12)%	(1.25)%	0.51%	(2.00)%	(4.67)%	(0.49)%	1.26%	(1.24)%
Total expenses (a)	6.91%	3.03%	1.28%	3.79%	6.91%	2.72%	0.97%	3.48%
Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.21	0.00	0.35
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	6.91%	3.03%	1.28%	3.79%	6.91%	2.93%	0.97%	3.83%
Total return before profit share allocation (b)	(17.44)%	(16.57)%	(16.20)%	(16.73)%	0.43%	1.57%	2.01%	1.44%
Less: Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.21	0.00	0.35
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	(17.44)%	(16.57)%	(16.20)%	(16.73)%	0.43%	1.36%	2.01%	1.09%
(a) Annualized
(b) Not annualized

See notes to financial statements (unaudited)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Global Macro Trust’s (the “Trust”) financial condition at March 31, 2020 (unaudited) and December 31, 2019 (audited) and the results of its operations for the three months ended March 31, 2020 and 2019 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2019. The December 31, 2019 information has been derived from the audited financial statements as of December 31, 2019.

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

The Income Taxes topic of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Trust recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Trust’s open tax years, 2016 to 2019, Millburn Ridgefield Corporation (the “Managing Owner”) determined that no reserves for uncertain tax positions were required.

Investment Company Status: The Trust is for U.S. GAAP purposes an investment company in accordance with FASB Codification 946 Financial Services – Investment Companies.

There have been no material changes with respect to the Trust's critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Trust's Annual Report on Form 10-K for fiscal year 2019.

2. FAIR VALUE

The Fair Value Measurements topic of the Codification defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The three levels of the fair value hierarchy are described below:

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

During the three months ended March 31, 2020 and 2019, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Trust’s investments by hierarchical level as of March 31, 2020 and December 31, 2019 in valuing the Trust’s investments at fair value. At March 31, 2020 and December 31, 2019, the Trust held no assets or liabilities classified in Level 3.

Financial Assets and Liabilities at Fair Value as of March 31, 2020

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$113,320,646	$-	$113,320,646
Short-term money market fund*	8,070,647	-	8,070,647
Exchange-traded futures contracts
Energies	828,791	-	828,791
Grains	59,200	-	59,200
Interest rates	598,128	-	598,128
Livestock	2,620	-	2,620
Metals	359,118	-	359,118
Softs	71,761	-	71,761
Stock indices	303,202	-	303,202

Total exchange-traded futures contracts	2,222,820	-	2,222,820

Over-the-counter forward currency contracts	-	1,656,681	1,656,681

Total futures and forward currency contracts (2)	2,222,820	1,656,681	3,879,501

Total financial assets and liabilities at fair value	$123,614,113	$1,656,681	$125,270,794

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$9,716,665
Investments in U.S. Treasury notes held in custody			103,603,981
Total investments in U.S. Treasury notes			$113,320,646

(2)
Net unrealized appreciation on open futures and forward currency contracts			$4,028,528
Net unrealized depreciation on open futures and forward currency contracts			(149,027)
Total net unrealized appreciation on open futures and forward currency contracts			$3,879,501

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial Assets and Liabilities at Fair Value as of December 31, 2019

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$137,878,486	$-	$137,878,486
Short-term money market fund*	12,898,762	-	12,898,762
Exchange-traded futures contracts
Energies	319,240	-	319,240
Grains	(192,473)	-	(192,473)
Interest rates	412,656	-	412,656
Livestock	(260)	-	(260)
Metals	308,142	-	308,142
Softs	(136)	-	(136)
Stock indices	296,854	-	296,854

Total exchange-traded futures contracts	1,144,023	-	1,144,023

Over-the-counter forward currency contracts	-	(1,231,994)	(1,231,994)

Total futures and forward currency contracts (2)	1,144,023	(1,231,994)	(87,971)

Total financial assets and liabilities at fair value	$151,921,271	$(1,231,994)	$150,689,277

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$20,644,779
Investments in U.S. Treasury notes held in custody			117,233,707
Total investments in U.S. Treasury notes			$137,878,486

(2)
Net unrealized appreciation on open futures and forward currency contracts			$1,144,023
Net unrealized depreciation on open futures and forward currency contracts			(1,231,994)
Total net unrealized depreciation on open futures and forward currency contracts			$(87,971)

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

The Trust engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Trust at March 31, 2020, by market sector:

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

The Derivatives and Hedging topic of the Codification requires entities to recognize in the Statements of Financial Condition all derivative contracts as assets or liabilities. Fair values of futures and forward currency contracts in a net asset position by counterparty are recorded in the Statements of Financial Condition as “Net unrealized appreciation on open futures and forward currency contracts.” Fair values of futures and forward currency contracts in a net liability position by counterparty are recorded in the Statements of Financial Condition as “Net unrealized depreciation on open futures and forward currency contracts.” The Trust’s policy regarding fair value measurement is discussed in the Fair Value note, contained herein.

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

See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional derivative-related information.

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at March 31, 2020 and December 31, 2019. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at March 31, 2020

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$-	$-	$887,052	$(58,261)	$828,791
Grains	82,768	(11,423)	472	(12,617)	59,200
Interest rates	861,003	(262,875)	-	-	598,128
Livestock	3,750	(1,130)	-	-	2,620
Metals	129,986	(1,494,462)	1,825,547	(101,953)	359,118
Softs	4,720	(4,950)	75,114	(3,123)	71,761
Stock indices	282,176	(25,624)	107,848	(61,198)	303,202

Total futures contracts	1,364,403	(1,800,464)	2,896,033	(237,152)	2,222,820

Forward currency contracts	1,943,133	(4,770,336)	6,559,458	(2,075,574)	1,656,681

Total futures and
forward currency contracts	$3,307,536	$(6,570,800)	$9,455,491	$(2,312,726)	$3,879,501

Fair Value of Futures and Forward Currency Contracts at December 31, 2019

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$348,898	$(108,408)	$80,510	$(1,760)	$319,240
Grains	19,772	(2,470)	5,713	(215,488)	(192,473)
Interest rates	16,237	(77,018)	584,181	(110,744)	412,656
Livestock	-	(260)	-	-	(260)
Metals	660,231	(265,791)	299,404	(385,702)	308,142
Softs	15,935	(1,375)	9,499	(24,195)	(136)
Stock indices	372,686	(301,069)	257,489	(32,252)	296,854

Total futures contracts	1,433,759	(756,391)	1,236,796	(770,141)	1,144,023

Forward currency contracts	3,542,752	(564,467)	518,649	(4,728,928)	(1,231,994)

Total futures and
forward currency contracts	$4,976,511	$(1,320,858)	$1,755,445	$(5,499,069)	$(87,971)

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three months ended March 31, 2020 and 2019 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below:

Trading gains (losses) of futures and forward currency contracts for the three months ended March 31, 2020 and 2019

	Three months ended:	Three months ended:
Sector	March 31, 2020	March 31, 2019

Futures contracts:
Energies	$7,255,347	$(3,458,721)
Grains	556,901	447,779
Interest rates	(2,448,455)	7,318,197
Livestock	292,590	(5,270)
Metals	(14,790)	(564,532)
Softs	(3,726)	73,768
Stock indices	(32,683,495)	788,547

Total futures contracts	(27,045,628)	4,599,768

Forward currency contracts	926,143	(1,787,167)

Total futures and forward currency contracts	$(26,119,485)	$2,812,601

The following table presents average notional value by sector in U.S. dollars of open futures and forward currency contracts for the three months ended March 31, 2020 and 2019. The Trust’s average net asset value for the three months ended March 31, 2020 and 2019 was approximately $148,000,000 and $172,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the three months ended March 31, 2020 and 2019

	2020		2019
Sector	Long Positions	Short Positions	Long Positions	Short Positions

Futures contracts:
Energies	$13,993,988	$8,540,602	$8,682,043	$24,913,218
Grains	1,988,530	6,149,337	3,606,855	9,653,081
Interest rates	101,137,390	111,766,915	287,317,353	103,090,477
Livestock	180,225	-	551,810	433,370
Metals	15,138,688	3,568,681	570,650	14,367,824
Softs	845,910	1,741,083	383,638	3,425,887
Stock indices	64,263,674	16,307,166	55,056,123	48,153,798

Total futures
contracts	197,548,405	148,073,784	356,168,472	204,037,655

Forward currency
contracts	16,406,527	41,456,735	23,445,192	87,833,377

Total average
notional	$213,954,932	$189,530,519	$379,613,664	$291,871,032

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at March 31, 2020 and 2019. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the Managing Owner believes it is a more meaningful representation of notional values of the Trust’s open interest rate positions.

The customer agreements between the Trust, the futures clearing brokers, including Deutsche Bank Securities Inc. (a wholly-owned subsidiary of Deutsche Bank AG), SG Americas Securities, LLC., and BofA Securities, Inc. (formerly Merrill Lynch Pierce, Fenner & Smith Inc.) as well as the FX prime brokers, Deutsche Bank AG (“DB”) and Bank of America, N.A.(“BA”), give the Trust the legal right to net unrealized gains and losses on open futures and foreign currency contracts. The Trust netted, for financial reporting purposes, the unrealized gains and losses on open futures and forward currency contracts on the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” were met.

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition at March 31, 2020 and December 31, 2019.

Offsetting of derivative assets and liabilities at March 31, 2020

	Gross amounts of recognized assets	Gross amounts offset in the Statements of Financial Condition	Net amounts of assets presented in the Statements of Financial Condition
Assets
Futures contracts
Counterparty C	$854,143	$(195,489)	$658,654
Counterparty I	2,837,458	(1,739,141)	1,098,317
Counterparty J	568,835	(102,986)	465,849
Total futures contracts	4,260,436	(2,037,616)	2,222,820

Forward currency contracts
Counterparty G	5,079,970	(3,274,262)	1,805,708

Total assets	$9,340,406	$(5,311,878)	$4,028,528
			(Continued)

	Gross amounts of recognized liabilities	Gross amounts offset in the Statements of Financial Condition	Net amounts of liabilities presented in the Statements of Financial Condition
Liabilities
Forward currency contracts
Counterparty K	$3,571,648	$(3,422,621)	$149,027

Total liabilities	$3,571,648	$(3,422,621)	$149,027
			(Concluded)

		Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net amounts of Assets presented in the Statements of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$658,654	$-	$(658,654)	$-
Counterparty G	1,805,708	-	-	1,805,708
Counterparty I	1,098,317	-	(1,098,317)	-
Counterparty J	465,849	-	(465,849)	-

Total	$4,028,528	$-	$(2,222,820)	$1,805,708

		Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statements of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount (4)

Counterparty K	$149,027	$-	$(149,027)	$-

Total	$149,027	$-	$(149,027)	$-

(1) Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange. Collateral pledged includes both cash and U.S. Treasury notes held at each respective counterparty.
(2) Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets and liabilities presented in the Statements of Financial Condition for each respective counterparty.
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of March 31, 2020.
(4) Net amount represents the amounts owed by the Trust to each counterparty as of March 31, 2020.

Offsetting of derivative assets and liabilities at December 31, 2019

	Gross amounts of recognized assets	Gross amounts offset in the Statements of Financial Condition	Net amounts of assets presented in the Statements of Financial Condition
Assets
Futures contracts
Counterparty C	$714,978	$(353,946)	$361,032
Counterparty I	1,424,901	(963,483)	461,418
Counterparty J	530,676	(209,103)	321,573

Total assets	$2,670,555	$(1,526,532)	$1,144,023

	Gross amounts of recognized liabilities	Gross amounts offset in the Statements of Financial Condition	Net amounts of liabilities presented in the Statements of Financial Condition
Liabilities
Forward currency contracts
Counterparty G	$2,968,600	$(2,080,697)	$887,903
Counterparty K	2,324,795	(1,980,704)	344,091

Total liabilities	$5,293,395	$(4,061,401)	$1,231,994

		Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net amounts of Assets presented in the Statements of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$361,032	$-	$(361,032)	$-
Counterparty I	461,418	-	(461,418)	-
Counterparty J	321,573	-	(321,573)	-

Total	$1,144,023	$-	$(1,144,023)	$-
				(continued)

		Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statements of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount (4)

Counterparty G	$887,903	$-	$(887,903)	$-
Counterparty K	344,091	-	(344,091)	-

Total	$1,231,994	$-	$(1,231,994)	$-
				(concluded)

(1) Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange. Collateral pledged includes both cash and U.S. Treasury notes held at each respective counterparty.
(2) Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets presented in the Statements of Financial
Condition for each respective counterparty.
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of December 31, 2019.
(4) Net amount represents the amounts owed by the Trust to each counterparty as of December 31, 2019.

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

A significant portion of the Trust’s forward currency trading activities are cleared by DB and BA. The Trust’s concentration of credit risk associated with DB or BA nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition, plus the value of margin or collateral held by DB and BA. The amount of such credit risk was $12,216,092 and $11,312,516 at March 31, 2020 and December 31, 2019, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three months ended March 31, 2020 and 2019. Profit share earned (from Unitholders' redemptions) is credited to the New Profit Memo Account as defined in the Trust’s Declaration of Trust and Trust Agreement (the “Trust Agreement”).

	Three months ended:
	March 31,	March 31,
	2020	2019
Profit share earned	$-	$-
Profit share accrued	-	70,872
Total profit share	$-	$70,872

5. RELATED PARTY TRANSACTIONS

The Trust pays all routine expenses, such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee's fees, the charges of an outside accounting services agency and the expenses of updating the Trust's Prospectus), as well as extraordinary costs. At March 31, 2020 and December 31, 2019, The Managing Owner is owed $109,946 and $0, respectively, from the Trust in connection with such expenses it has paid on the Trust’s behalf (and is included in “Due to Managing Owner” in the Statements of Financial Condition).

Series 1 Unitholders who redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the Managing Owner. There was no redemption charge payable at March 31, 2020 or December 31, 2019.

6. FINANCIAL HIGHLIGHTS

Per unit operating performance for Series 1, Series 3, Series 4 and Series 5 Units is calculated based on Unitholders’ Trust capital for each Series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of Units during the period. Weighted average number of Units for each Series is detailed below:

	Three months ended March 31,		Date of first issuance
	2020	2019

Series 1	87,700.811	108,735.459	July 23, 2001
Series 3	19,903.154	19,413.306	September 1, 2009
Series 4	4,296.139	3,858.555	November 1, 2010
Series 5	3,143.350	711.073	April 1, 2018

7. BROKERAGE AND CUSTODIAL FEES

 Per the Trust agreement, selling agents are prohibited from receiving amounts in excess of 9.5% of the gross offering proceeds of Series 1 units sold subsequent to August 12, 2009. During the three months ended March 31, 2020 and 2019, the Managing Owner rebated to the Trust for the benefit of all holders of Series 1 Units, all amounts that would have otherwise been due to selling agents but for the 9.5% cap. Further, in certain cases, there are Series 1 units that remain outstanding, where there is no longer a selling agent associated with such units. Beginning in August 2014, the Managing Owner rebated such amounts to the Trust for the benefit of all holders of Series 1 Units. The total amounts rebated to the Trust for both of these items, included in “Brokerage and custodial fees” in the Statements of Operations, were as follows:

	Three months ending March 31,
	2020	2019

Brokerage fee rebates	$ 146,939	$ 135,056

8. SUBSEQUENT EVENTS

In early 2020, an outbreak of a novel strain of coronavirus (SARS-CoV-2) causing the disease COVID-19 emerged globally. As a result, there have been mandates from federal, state and local authorities resulting in an overall decline in economic activity. The ultimate impact of COVID-19 on the financial performance of the Trust is not reasonably estimable at this time.

During the period from April 1, 2020 to May 14, 2020, subscriptions of $493,693 were made to the Trust and redemptions of $2,289,855 were made from the Trust. The Managing Owner has performed its evaluation of subsequent events from April 1, 2020 to May 14, 2020, the date this Form 10-Q was filed. Based on such evaluation, no further events were discovered that required disclosure or adjustment to the financial statements.

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

The Trust’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies (or, to a limited extent, foreign government securities in connection with trading on non-U.S. exchanges), other Commodity Futures Trading Commission authorized investments or bank held or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Trust’s futures, forward and spot currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due to limited open interest in certain futures markets or to daily price fluctuation limits, for example, which are inherent in the Trust’s futures, forward and spot trading, the Trust’s assets are highly liquid and are expected to remain so.

During its operations for the three months ended March 31, 2020, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

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

Period ended March 31, 2020

Month Ended:	Total Trust Capital

March 31, 2020	$127,486,932
December 31, 2019	159,810,538

Three Months ended
Change in Trust Capital	$(32,323,606)
Percent Change	(20.23)%

THREE MONTHS ENDED MARCH 31, 2020

The decrease in the Trust’s net assets of $32,323,606 for the three months ended March 31, 2020 was attributable to redemptions of $7,886,253 and net loss after profit share of $27,234,208, which were partially offset by and subscriptions of $2,796,855.

Brokerage and custodial fees are calculated on the net asset value of the Series 1 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage and custodial fees for the three months ended March 31, 2020 decreased $493,455 (net of the Managing Owner commission rebate to Unitholders) relative to the corresponding period in 2019 due to a decrease in the Trust’s net assets attributable to Series 1 Units.

Management fees are calculated on the net asset value of the Series 3 and Series 5 units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three months ended March 31, 2020 increased $25,093 relative to the corresponding period in 2019 due to an increase in management fee paying assets.

Administrative expenses for the three months ended March 31, 2020 increased $39,427 relative to the corresponding period in 2019. The increase was due mainly to an increase in the Trust’s professional fees accrual during the three months ended March 31, 2020 relative to the corresponding period in 2019.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the three months ended March 31, 2020 decreased $302,630 relative to the corresponding period in 2019. The decrease was due predominantly to a decrease in short-term U.S. Treasury yields during the three months ended March 31, 2020 relative to the corresponding period in 2019.

During the three months ended March 31, 2020, the Trust experienced net realized and unrealized losses of $25,868,314 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $1,703,196, administrative expenses of $290,507, custody fees and other expenses of $7,199 and management fees of $172,127 were incurred. Interest income of $660,196, and Managing Owner commission rebate to Unitholders of $146,939 were partially offset by the Trust’s expenses resulting in net loss after profit share to the Managing Owner of $27,234,208. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Trust Capital
Currencies	0.57%
Energies	4.83%
Grains	0.31%
Interest rates	(1.71)%
Livestock	0.16%
Metals	(0.07)%
Softs	(0.03)%
Stock indices	(20.54)%

Trading loss	(16.48)%

MANAGEMENT DISCUSSION –2020

Three months ended March 31, 2020

The Trust posted a sizable loss in the first quarter as the COVID-19 pandemic and its economic impacts spread across the globe, roiling financial and commodity markets. The onset of the oil price war between Saudi Arabia and Russia in early March added significantly to the market turmoil. Losses from long equity futures positions and, to a much lesser extent, from trading interest rate and metal futures far outpaced the profits from trading energy futures, currency forwards and soft and agricultural commodity futures.

Equity futures, which had been underpinned early in January by the U.S.-China trade deal, accommodative global monetary policy and the conservative election victory in Great Britain, collapsed as COVID-19 spread from China to the Middle East to Europe to the U.S.A. and became a global pandemic. As the potential scope and duration of the damage to global demand became evident, the selling of equities and other financial investments cascaded violently. In response, strong, coordinated and unprecedented monetary and fiscal measures were implemented by countries across the globe. For example in the U.S., the Federal Reserve (the “Fed”), at two emergency meetings, cut interest rates by 1.5% to near zero; the Fed also expanded the magnitude and scope of its QE, swap lines and other lending facilities well beyond that seen during the Global Financial Crisis; and a fiscal stimulus package measured at about 10% of GDP was assembled in about a week and was added to two smaller packages announced early in March. While these policy efforts did give a fillip to financial markets and help to stabilize them, the damage to equity prices and markets remained large. Broad-based losses were sustained on a short vix trade and on long positions in U.S., Canadian, European, British, Japanese, non-Japan Asian and emerging markets equity index futures, especially in the second half of the quarter.

Interest rates on government debt were buffeted by a variety of cross currents during the quarter including: the actual and anticipated negative impact of the pandemic on global growth; a flight to safety that boosted demand for government debt; a rush for liquidity and U.S. dollars that at times led to a forced liquidation of government debt; 27 central banks cutting official rates 68 times during March, according to centralbankrates.com; and central banks creating numerous massive liquidity provision and QE programs in order to stabilize struggling financial markets globally. Overall, short positions in U.S., German and Canadian note and bond futures posted losses and were reversed to long positions. Trading of British Gilts, long positions in French and Australian bond futures and a long position in the short-term euribor future were also unprofitable, particularly in mid-March, when market participants sought liquidity. Long positions in short-term British, Italian and U.S. dollar interest rate futures and in Japanese government bond futures produced partially offsetting profits. A long position in the 5-year U.S. note in January was also profitable.

Metal trading was fractionally unprofitable. Industrial metal prices declined and the price of silver, which had been supported for a time as a safe haven precious metal, succumbed to profit-taking and to a dramatic weakening in industrial demand and a long position was unprofitable.

A long platinum position was also unprofitable. On the other hand, short copper, aluminum, nickel and zinc positions were profitable and a long gold trade also posted a gain.

Oil prices fell to their lowest levels in 17 years as demand collapsed due to shelter-in-place orders, travel bans and other efforts to mitigate the pandemic, and as supply surged due to the unrelenting price war between Saudi Arabia and Russia. The price of WTI crude oil, which had eased down from $61/barrel at the end of 2019 to about $54/barrel on February 20, plunged precipitously thereafter, falling to under $20/barrel on March 30. Short positions in Brent crude, WTI crude, RBOB gasoline, London gas oil, heating oil and natural gas were highly profitable, particularly in March.

Foreign exchange rates were buffeted by a variety of cross currents from interest rate, liquidity, safe haven and energy price influences during the quarter. Performance in these instruments was mixed but slightly profitable. Long U.S. dollar trades against the Brazilian real, Russian ruble, Aussie dollar and a few other emerging market currencies were profitable. A long euro/short Norway trade was also profitable in the wake of the oil price collapse. On the other hand, long U.S. dollar trades versus the euro, yen, Singapore dollar, and Swedish krona were unprofitable, as was trading versus the British, Canadian, Indian, South African, Norwegian, Polish and New Zealand currencies.

Trading of soft and agricultural commodity futures was fractionally profitable.

Period ended March 31, 2019

Month Ended:	Total Trust Capital

March 31, 2019	$171,424,712
December 31, 2018	174,548,246

Three Months ended
Change in Trust Capital	$(3,123,534)
Percent Change	(1.79)%

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

CONTRACTUAL OBLIGATIONS

The Trust does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Trust’s sole business is trading futures, forward currency, spot, option and swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Trust for less than four months before being offset or rolled over into new contracts with similar maturities. The Trust’s financial statements present a Condensed Schedules of Investments setting forth net unrealized appreciation (depreciation) of the Trust’s open futures and forward currency contracts, both long and short, at March 31, 2020 and December 31, 2019.

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

The Trust's Trading Value at Risk in Different Market Sectors

The following table indicates average trading Value at Risk associated with the Trust's open positions by market category for the quarter ended March 31, 2020. During the three months ended March 31, 2020, the Trust's average total capitalization was approximately $148,000,000.

Sector	Average value at risk	% of Average Capitalization	High value at risk	Low value at risk
Currencies	$2.8	1.9%	$2.8	$2.8
Energies	2.4	1.6%	2.4	2.4
Grains	0.2	0.1%	0.2	0.2
Interest rates	2.6	1.8%	2.6	2.6
Livestock	0.0	0.0%	0.0	0.0
Metals	1.0	0.7%	1.0	1.0
Softs	0.2	0.1%	0.2	0.2
Stock indices	2.3	1.6%	2.3	2.3
	$11.5	7.8%

Average Value at Risk amounts relate to the quarter-end amounts for the three months ended March 31, 2020. Average capitalization is the average of the Trust's approximate capitalization at the end of each of the three months ended March 31, 2020. Dollar amounts represent millions of dollars.

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

ITEM 4. CONTROLS AND PROCEDURES

The Managing Owner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Trust as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the Managing Owner’s internal controls over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Managing Owner’s internal controls over financial reporting with respect to the Trust.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors as previously disclosed in Form 10-K, filed April 15, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS

(a)	There have been no sales of unregistered securities of the Trust during the three months ended March 31, 2020.

(b)

Pursuant to the Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding and Units are not reissued once redeemed.

The following table summarizes the redemptions by Unitholders during the three months ended March 31, 2020.

	Series 1		Series 3		Series 4		Series 5
Date of Redemption	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit

January 31, 2020	669.718	$1,213.06	33.985	$1,757.71	-	$2,261.10	-	$1,675.81
February 29, 2020	895.639	1,138.64	3.149	1,655.64	130.337	2,132.91	-	1,577.51
March 31, 2020	3,590.173	1,004.34	588.398	1,465.44	-	1,890.64	30.880	1,395.41
Total	5,155.530		625.532		130.337		30.880

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included herewith:

31.01 Rule 13(a)-14(a)/15(d)-14(a) Certification of Co-Chief Executive Officer

31.02 Rule 13(a)-14(a)/15(d)-14(a) Certification of Co-Chief Executive Officer

31.03 Rule 13(a)-14(a)/15(d)-14(a) Certification of President and Chief Operating Officer

31.04 Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer

32.01 Section 1350 Certification of Co-Chief Executive Officer

32.02 Section 1350 Certification of Co-Chief Executive Officer

32.03 Section 1350 Certification of President and Chief Operating Officer

32.04 Section 1350 Certification of Chief Financial Officer

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
Managing Owner

Date: May 14, 2020
/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)