Form 10-Q
period 2020-06-30
GLOBAL MACRO TRUST
filed 2020-08-13
CIK 1145765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:   June 30, 2020

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
For the three and six months ended June 30, 2020 and 2019 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Trust Capital (c)	8
Statements of Financial Highlights (b)	10
Notes to the Financial Statements	12

(a) At June 30, 2020 (unaudited) and December 31, 2019
(b) For the three and six months ended June 30, 2020 and 2019 (unaudited)
(c) For the six months ended June 30, 2020 and 2019 (unaudited)

Global Macro Trust
Statements of Financial Condition

	June 30, 2020 (unaudited)	December 31, 2019
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes – at fair value
(amortized cost $10,479,822 and $20,608,824)	$10,518,747	$20,644,779
Net unrealized appreciation on open futures and
forward currency contracts	814,013	1,144,023
Due from brokers, net	3,578,785	4,019,983
Cash denominated in foreign currencies (cost $4,111,997
and $8,462,150)	4,138,310	8,600,683
Total equity in trading accounts	19,049,855	34,409,468

INVESTMENTS IN U.S. TREASURY NOTES – at fair value
(amortized cost $95,734,110 and $117,144,589)	95,937,815	117,233,707
CASH AND CASH EQUIVALENTS	9,817,004	13,142,361
ACCRUED INTEREST RECEIVABLE	411,312	606,396
TOTAL	$125,215,986	$165,391,932

LIABILITIES AND TRUST CAPITAL
LIABILITIES:
Subscriptions by Unitholders received in advance	$80,000	$742,000
Net unrealized depreciation on open futures and forward currency contracts	185,480	1,231,994
Due to Managing Owner	45,634	-
Due to brokers, net	1,538,121	1,192,838
Accrued brokerage and custodial fees	433,574	569,268
Accrued management fees	47,473	60,464
Redemptions payable to Unitholders	1,533,566	1,317,430
Redemption payable to Managing Owner	-	349,083
Accrued expenses	76,093	118,317
Total liabilities	3,939,941	5,581,394

TRUST CAPITAL:
Managing Owner interest (2,569.695 and 3,477.855 units outstanding)	2,605,645	4,230,810
Series 1 Unitholders (79,132.283 and 88,422.039 units outstanding)	80,239,451	107,565,649
Series 3 Unitholders (17,037.121 and 19,430.353 units outstanding)	25,480,848	34,128,621
Series 4 Unitholders (4,238.542 and 4,104.713 units outstanding)	8,214,436	9,261,037
Series 5 Unitholders (3,331.528 and 2,759.746 units outstanding)	4,735,665	4,624,421
Total trust capital	121,276,045	159,810,538

TOTAL	$125,215,986	$165,391,932

NET ASSET VALUE PER UNIT OUTSTANDING:
Series 1 Unitholders	$1,013.99	$1,216.50
Series 3 Unitholders	$1,495.61	$1,756.46
Series 4 Unitholders	$1,938.03	$2,256.20
Series 5 Unitholders	$1,421.47	$1,675.67

See notes to financial statements (unaudited)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
June 30, 2020

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	0.05%	$57,606
Grains	0.13	158,435
Interest rates:
2 Year U.S. Treasury Note (65 contracts, settlement date September 2020)	0.01	9,305
5 Year U.S. Treasury Note (145 contracts, settlement date September 2020)	0.02	21,258
10 Year U.S. Treasury Note (58 contracts, settlement date September 2020)	0.01	13,937
30 Year U.S. Treasury Bond (24 contracts, settlement date September 2020)	0.02	26,219
Other	0.58	704,511

Total interest rates	0.64	775,230

Livestock	(0.00)	(2,190)
Metals	0.42	508,549
Softs	(0.02)	(20,922)
Stock indices	0.23	276,811

Total long futures contracts	1.45	1,753,519

Short futures contracts:
Energies	(0.04)	(53,021)
Grains	(0.03)	(36,986)
Interest rates	0.00	944
Livestock	(0.00)	(360)
Metals	(0.80)	(947,626)
Softs	(0.00)	(5,836)
Stock indices	0.09	103,379

Total short futures contracts	(0.78)	(939,506)

TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	0.67	814,013

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.78)	(945,432)
Total short forward currency contracts	0.63	759,952

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	(0.15)	(185,480)

TOTAL	0.52%	$628,533

		(Continued)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
June 30, 2020
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$37,620,000	U.S. Treasury notes, 1.500%, 08/15/2020	31.07%	$37,686,128
37,200,000	U.S. Treasury notes, 1.750%, 11/15/2020	30.86	37,422,328
2,510,000	U.S. Treasury notes, 2.250%, 02/15/2021	2.10	2,542,797
28,200,000	U.S. Treasury notes, 2.625%, 05/15/2021	23.75	28,805,309
	Total investments in U.S. Treasury notes
	(amortized cost $106,213,932)	87.78%	$106,456,562

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2019

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	0.15%	$240,490
Grains	0.01	17,302
Interest rates:
2 Year U.S. Treasury Note (55 contracts, settlement date March 2020)	0.00	2,016
5 Year U.S. Treasury Note (113 contracts, settlement date March 2020)	0.00	289
Other	(0.04)	(63,086)

Total interest rates	(0.04)	(60,781)

Livestock	(0.00)	(260)
Metals	0.25	394,440
Softs	0.01	14,560
Stock indices	0.04	71,617

Total long futures contracts	0.42	677,368

Short futures contracts:
Energies	0.05	78,750
Grains	(0.13)	(209,775)
Interest rates:
10 Year U.S. Treasury Note (142 contracts, settlement date March 2020)	0.00	5,484
Other	0.29	467,953

Total interest rates	0.29	473,437

Metals	(0.05)	(86,298)
Softs	(0.01)	(14,696)
Stock indices	0.14	225,237

Total short futures contracts	0.29	466,655

TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	0.71	1,144,023

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.86	2,978,285
Total short forward currency contracts	(2.63)	(4,210,279)
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	(0.77)	(1,231,994)

TOTAL	(0.06)%	$(87,971)

		(Continued)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2019
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$46,900,000	U.S. Treasury notes, 1.375%, 02/15/2020	29.35%	$46,889,009
41,010,000	U.S. Treasury notes, 1.500%, 05/15/2020	25.65	40,998,786
50,020,000	U.S. Treasury notes, 1.500%, 08/15/2020	31.28	49,990,691
	Total investments in U.S. Treasury notes
	(amortized cost $137,753,413)	86.28%	$137,878,486

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Statements of Operations (UNAUDITED)

	For the three months ended
	June 30, 2020	June 30, 2019
INVESTMENT INCOME:
Interest income	$392,189	$994,982

EXPENSES:
Brokerage fees	1,434,667	2,072,432
Administrative expenses	211,945	261,766
Custody fees and other expenses	6,420	7,651
Management fees	152,476	154,844
Total expenses	1,805,508	2,496,693

Managing Owner commission rebate to Unitholders	(117,919)	(137,039)

Net expenses	1,687,589	2,359,654

NET INVESTMENT LOSS	(1,295,400)	(1,364,672)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	6,739,936	1,193,322
Foreign exchange transactions	(59,873)	(70,173)
Net change in unrealized:
Futures and forward currency contracts	(3,250,968)	(676,704)
Foreign exchange translation	100,837	124,850
Net gains (losses) from U.S. Treasury notes:
Realized	23,894	(8,149)
Net change in unrealized	(427,013)	211,720
TOTAL NET REALIZED AND UNREALIZED GAINS	3,126,813	774,866

NET INCOME (LOSS)	1,831,413	(589,806)
LESS PROFIT SHARE TO (FROM) MANAGING OWNER	-	(17,728)
NET INCOME (LOSS) AFTER PROFIT SHARE TO (FROM) MANAGING OWNER	$1,831,413	$(572,078)

NET INCOME (LOSS) PER UNIT OUTSTANDING
Series 1 Unitholders	$9.65	$(8.69)
Series 3 Unitholders	$30.17	$6.83
Series 4 Unitholders	$47.39	$16.89
Series 5 Unitholders	$26.06	$4.13

See notes to financial statements (unaudited)

Global Macro Trust
Statements of Operations (UNAUDITED)

	For the six months ended
	June 30, 2020	June 30, 2019
INVESTMENT INCOME:
Interest income	$1,052,385	$1,957,808

EXPENSES:
Brokerage fees	3,137,863	4,257,200
Administrative expenses	502,452	512,846
Custody fees and other expenses	13,619	15,606
Management fees	324,603	301,878
Total expenses	3,978,537	5,087,530

Managing Owner commission rebate to Unitholders	(264,858)	(272,095)

Net expenses	3,713,679	4,815,435

NET INVESTMENT LOSS	(2,661,294)	(2,857,627)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(23,347,021)	7,241,278
Foreign exchange translation	(235,763)	(108,467)
Net change in unrealized:
Futures and forward currency contracts	716,504	(3,912,059)
Foreign exchange translation	(112,220)	66,847
Net gains (losses) from U.S. Treasury notes:
Realized	119,442	(611)
Net change in unrealized	117,557	346,478
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)	(22,741,501)	3,633,466

NET INCOME (LOSS)	$(25,402,795)	$775,839
LESS PROFIT SHARE TO MANAGING OWNER	-	53,144
NET INCOME (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER	$(25,402,795)	$722,695

NET INCOME (LOSS) PER UNIT OUTSTANDING
Series 1 Unitholders	$(202.51)	$(3.56)
Series 3 Unitholders	$(260.85)	$29.26
Series 4 Unitholders	$(318.17)	$58.45
Series 5 Unitholders	$(254.20)	$21.53

See notes to financial statements (unaudited)		(Concluded)

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the six months ended June 30, 2020:
									New Profit
	Series 1 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Series 5 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2020	$107,565,649	88,422.039	$34,128,621	19,430.353	$9,261,037	4,104.713	$4,624,421	2,759.746	$-	-	$4,230,810	3,477.855	$159,810,538
Subscriptions	-	-	1,273,000	740.899	755,106	345.124	1,291,555	817.457	-	-	-	-	3,319,661
Redemptions	(9,798,437)	(9,434.210)	(4,668,019)	(3,134.131)	(434,815)	(211.295)	(350,088)	(245.675)	-	-	(1,200,000)	(989.238)	(16,451,359)
Addt'l units allocated *	-	144.454	-	-	-	-	-	-	-	-	-	81.078	-
Net loss
before profit share to Managing Owner	(17,527,761)	-	(5,252,754)	-	(1,366,892)	-	(830,223)	-	-	-	(425,165)	-	(25,402,795)
Profit share to Managing Owner:	-	-	-	-	-	-	-	-	-	-	-	-	-
Transfer of New Profit Memo
Account to Managing Owner	-	-	-	-	-	-	-	-	-	-	-	-	-
Trust capital at
June 30, 2020	$80,239,451	79,132.283	$25,480,848	17,037.121	$8,214,436	4,238.542	$4,735,665	3,331.528	$-	-	$2,605,645	2,569.695	$121,276,045

Net asset value per unit outstanding
at June 30, 2020:	$1,013.99		$1,495.61		$1,938.03		$1,421.47

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and to the Managing Owner.													(Continued)

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the six months ended June 30, 2019:
									New Profit
	Series 1 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Series 5 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2019	$130,410,857	110,008.795	$31,842,823	19,251.321	$7,485,965	3,619.144	$929,881	584.994	$-	-	$3,878,720	3,271.911	$174,548,246
Subscriptions	-	-	1,622,500	974.327	627,825	305.778	939,150	590.347	2,307	1.925	-	-	3,191,782
Redemptions	(16,713,977)	(14,159.103)	(1,511,994)	(901.428)	(5,643)	(2.639)	-	-	-	-	-	-	(18,231,614)
Addt'l units allocated *	-	162.045	-	-	-	-	-	-	-	0.026	-	102.606	-
Net income (loss)
before profit share to Managing Owner	(221,055)	-	626,731	-	234,119	-	26,423	-	5	-	109,616	-	775,839
Profit share to Managing Owner:	-	-	(51,273)	-	-	-	(1,871)	-	-	-	-	-	(53,144)
Trust capital at
June 30, 2019	$113,475,825	96,011.737	$32,528,787	19,324.220	$8,342,266	3,922.283	$1,893,583	1,175.341	$2,312	1.951	$3,988,336	3,374.517	$160,231,109

Net asset value per unit outstanding
at June 30, 2019:	$1,181.90		$1,683.32		$2,126.89		$1,611.09

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and to the Managing Owner.

See notes to financial statements (unaudited)													(Concluded)

Global Macro Trust
Statements of Financial Highlights (UNAUDITED)

For the three months ended June 30:	2020				2019
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5
Net income (loss) from operations:
Net investment income (loss)	$ (14.21)	$ (5.90)	$ 0.81	$ (8.32)	$ (13.41)	$ (1.95)	$ 6.80	$ (4.90)
Net realized and unrealized gains on trading of futures and forward currency contracts	26.81	40.48	52.70	39.22	3.31	5.86	7.45	3.32
Net gains (losses) from U.S. Treasury obligations	(2.95)	(4.41)	(6.12)	(4.84)	1.41	2.10	2.64	2.24
Profit share allocated (to) from Managing Owner	0.00	0.00	0.00	0.00	0.00	0.82	0.00	3.47
Net income (loss) per unit	$ 9.65	$ 30.17	$ 47.39	$ 26.06	$ (8.69)	$ 6.83	$ 16.89	$ 4.13

Net asset value per unit, beginning of period	1,004.34	1,465.44	1,890.64	1,395.41	1,190.59	1,676.49	2,110.00	1,606.96

Net asset value per unit, end of period	$ 1,013.99	$ 1,495.61	$ 1,938.03	$ 1,421.47	$ 1,181.90	$ 1,683.32	$ 2,126.89	$ 1,611.09
Total return and ratios for the three months ended June 30:	2020				2019
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5
RATIOS TO AVERAGE CAPITAL:
Net investment income (loss) (a)	(5.58)%	(1.58)%	0.17%	(2.33)%	(4.53)%	(0.47)%	1.29%	(1.22)%
Total expenses (a)	6.82%	2.82%	1.06%	3.56%	6.92%	2.85%	1.09%	3.61%
Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	(0.05)	0.00	(0.10)
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	6.82%	2.82%	1.06%	3.56%	6.92%	2.80%	1.09%	3.51%
Total return before profit share allocation (b)	0.96%	2.06%	2.51%	1.87%	(0.73)%	0.36%	0.80%	0.16%
Less: Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	(0.05)	0.00	(0.10)
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	0.96%	2.06%	2.51%	1.87%	(0.73)%	0.41%	0.80%	0.26%
(a) Annualized
(b) Not annualized

Global Macro Trust
Statements of Financial Highlights (UNAUDITED)

For the six months ended June 30:	2020				2019
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5

Net income (loss) from operations:
Net investment income (loss)	$ (28.54)	$ (10.96)	$ 3.46	$ (16.06)	$ (27.09)	$ (3.97)	$ 13.31	$ (9.79)
Net realized and unrealized gains (losses) on trading of futures and forward currency contracts	(175.86)	(252.62)	(324.62)	(240.40)	21.15	32.40	40.81	29.73
Net gains from U.S. Treasury obligations	1.89	2.73	2.99	2.26	2.38	3.46	4.33	3.62
Profit share allocated (to) Managing Owner	0.00	0.00	0.00	0.00	0.00	(2.63)	0.00	(2.03)
Net income (loss) per unit	$ (202.51)	$ (260.85)	$ (318.17)	$ (254.20)	$ (3.56)	$ 29.26	$ 58.45	$ 21.53

Net asset value per unit, beginning of period	1,216.50	1,756.46	2,256.20	1,675.67	1,185.46	1,654.06	2,068.44	1,589.56

Net asset value per unit, end of period	$ 1,013.99	$ 1,495.61	$ 1,938.03	$ 1,421.47	$ 1,181.90	$ 1,683.32	$ 2,126.89	$ 1,611.09

Total return and ratios for the six months ended June 30:	2020				2019
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5

RATIOS TO AVERAGE CAPITAL:

Net investment income (loss) (a)	(5.33)%	(1.40)%	0.34%	(2.17)%	(4.60)%	(0.48)%	1.27%	(1.23)%

Total expenses (a)	6.87%	2.93%	1.17%	3.68%	6.91%	2.79%	1.03%	3.56%
Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.16	0.00	0.13
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	6.87%	2.93%	1.17%	3.68%	6.91%	2.95%	1.03%	3.69%

Total return before profit share allocation (b)	(16.65)%	(14.85)%	(14.10)%	(15.17)%	(0.30)%	1.93%	2.83%	1.48%
Less: Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.16	0.00	0.13
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	(16.65)%	(14.85)%	(14.10)%	(15.17)%	(0.30)%	1.77%	2.83%	1.35%
(a) Annualized.
(b) Not annualized.
See notes to financial statements (unaudited)								(Concluded)

\\\

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Global Macro Trust’s (the “Trust”) financial condition at June 30, 2020 (unaudited) and December 31, 2019  (audited) and the results of its operations for the three and six months ended June 30, 2020 and 2019 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2019. The December 31, 2019 information has been derived from the audited financial statements as of December 31, 2019.

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

2. FAIR VALUE

The Fair Value Measurement topic of the Codification defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The three levels of the fair value hierarchy are described below:

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

During the three and six months ended June 30, 2020 and 2019, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Trust’s investments by hierarchical level as of June 30, 2020 and December 31, 2019 in valuing the Trust’s investments at fair value. At June 30, 2020 and December 31, 2019, the Trust held no assets or liabilities classified in Level 3.

Financial Assets and Liabilities at Fair Value as of June 30, 2020

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$106,456,562	$-	$106,456,562
Short-term money market fund*	9,567,004	-	9,567,004
Exchange-traded futures contracts
Energies	4,585	-	4,585
Grains	121,449	-	121,449
Interest rates	776,174	-	776,174
Livestock	(2,550)	-	(2,550)
Metals	(439,077)	-	(439,077)
Softs	(26,758)	-	(26,758)
Stock indices	380,190	-	380,190

Total exchange-traded futures contracts	814,013	-	814,013

Over-the-counter forward currency contracts	-	(185,480)	(185,480)

Total futures and forward currency contracts (2)	814,013	(185,480)	628,533

Total financial assets and liabilities at fair value	$116,837,579	$(185,480)	$116,652,099

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$10,518,747
Investments in U.S. Treasury notes held in custody			95,937,815
Total investments in U.S. Treasury notes			$106,456,562

(2)
Net unrealized appreciation on open futures and forward currency contracts			$814,013
Net unrealized depreciation on open futures and forward currency contracts			(185,480)
Total net unrealized appreciation on open futures and forward currency contracts			$628,533

*The short-term money market fund is included in Cash and Cash Equivalents in the Statements of Financial Condition.

Financial Assets and Liabilities at Fair Value as of December 31, 2019

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$137,878,486	$-	$137,878,486
Short-term money market fund*	12,898,762	-	12,898,762
Exchange-traded futures contracts
Energies	319,240	-	319,240
Grains	(192,473)	-	(192,473)
Interest rates	412,656	-	412,656
Livestock	(260)	-	(260)
Metals	308,142	-	308,142
Softs	(136)	-	(136)
Stock indices	296,854	-	296,854

Total exchange-traded futures contracts	1,144,023	-	1,144,023

Over-the-counter forward currency contracts	-	(1,231,994)	(1,231,994)

Total futures and forward currency contracts (2)	1,144,023	(1,231,994)	(87,971)

Total financial assets and liabilities at fair value	$151,921,271	$(1,231,994)	$150,689,277

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$20,644,779
Investments in U.S. Treasury notes held in custody			117,233,707
Total investments in U.S. Treasury notes			$137,878,486

(2)
Net unrealized appreciation on open futures and forward currency contracts			$1,144,023
Net unrealized depreciation on open futures and forward currency contracts			(1,231,994)
Total net unrealized depreciation on open futures and forward currency contracts			$(87,971)

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

The Trust engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Trust at June 30, 2020, by market sector:

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

See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional derivative-related information.

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at June 30, 2020 and December 31, 2019. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at June 30, 2020

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$79,463	$(21,857)	$41,090	$(94,111)	$4,585
Grains	160,110	(1,675)	938	(37,924)	121,449
Interest rates	830,304	(55,074)	1,229	(285)	776,174
Livestock	380	(2,570)	-	(360)	(2,550)
Metals	530,397	(21,848)	2,740	(950,366)	(439,077)
Softs	6,731	(27,653)	-	(5,836)	(26,758)
Stock indices	303,336	(26,525)	124,857	(21,478)	380,190

Total futures contracts	1,910,721	(157,202)	170,854	(1,110,360)	814,013

Forward currency contracts	651,633	(1,597,065)	1,304,281	(544,329)	(185,480)

Total futures and
forward currency contracts	$2,562,354	$(1,754,267)	$1,475,135	$(1,654,689)	$628,533

Fair Value of Futures and Forward Currency Contracts at December 31, 2019

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$348,898	$(108,408)	$80,510	$(1,760)	$319,240
Grains	19,772	(2,470)	5,713	(215,488)	(192,473)
Interest rates	16,237	(77,018)	584,181	(110,744)	412,656
Livestock	-	(260)	-	-	(260)
Metals	660,231	(265,791)	299,404	(385,702)	308,142
Softs	15,935	(1,375)	9,499	(24,195)	(136)
Stock indices	372,686	(301,069)	257,489	(32,252)	296,854

Total futures contracts	1,433,759	(756,391)	1,236,796	(770,141)	1,144,023

Forward currency contracts	3,542,752	(564,467)	518,649	(4,728,928)	(1,231,994)

Total futures and
forward currency contracts	$4,976,511	$(1,320,858)	$1,755,445	$(5,499,069)	$(87,971)

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three and six months ended June 30, 2020 and 2019 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below:

Trading gains (losses) of futures and forward currency contracts for the three and six months ended June 30, 2020 and 2019

	Three months ended:	Three months ended:	Six months ended:	Six months ended:
Sector	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Futures contracts:
Energies	$(2,182,080)	$(1,058,271)	$5,073,267	$(4,516,992)
Grains	263,189	927,882	820,090	1,375,661
Interest rates	1,835,482	974,286	(612,973)	8,292,483
Livestock	(20,960)	231,170	271,630	225,900
Metals	(336,017)	55,873	(350,807)	(508,659)
Softs	(247,346)	(147,567)	(251,072)	(73,799)
Stock indices	3,512,515	(110,286)	(29,170,980)	678,261

Total futures contracts	2,824,783	873,087	(24,220,845)	5,472,855

Forward currency contracts	664,185	(356,469)	1,590,328	(2,143,636)

Total futures and forward currency contracts	$3,488,968	$516,618	$(22,630,517)	$3,329,219

The following table presents average notional value by sector in U.S. dollars of open futures and forward currency contracts for the six months ended June 30, 2020 and 2019. The Trust’s average net asset value for the six months ended June 30, 2020 and 2019 was approximately $137,000,000 and $170,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the six months ended June 30, 2020 and 2019

	2020		2019
Sector	Long Positions	Short Positions	Long Positions	Short Positions

Futures contracts:
Energies	$11,127,775	$7,051,062	$9,030,656	$22,387,064
Grains	2,856,720	4,904,975	2,845,867	9,181,950
Interest rates	142,938,308	74,765,119	223,653,942	123,997,169
Livestock	197,170	6,537	367,873	648,247
Metals	12,254,565	3,091,496	658,173	12,129,267
Softs	1,004,425	1,246,399	255,758	3,576,636
Stock indices	53,072,486	13,689,247	62,620,283	45,775,489

Total futures
contracts	223,451,449	104,754,835	299,432,552	217,695,822

Forward currency
contracts	28,453,597	28,943,612	39,519,465	69,045,827

Total average
notional	$251,905,046	$133,698,447	$338,952,017	$286,741,649

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at June 30, 2020 and 2019. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the Managing Owner believes it is a more meaningful representation of notional values of the Trust’s open interest rate positions.

The averages have been calculated based on the amounts outstanding at the end of each quarter during the calculation period.

The customer agreements between the Trust, the futures clearing brokers, including Deutsche Bank Securities Inc. (a wholly-owned subsidiary of Deutsche Bank AG), SG Americas Securities, LLC, and BofA Securities, Inc. (formerly Merrill Lynch Pierce, Fenner & Smith Inc.) as well as the FX prime brokers, Deutsche Bank AG (“DB”) and Bank of America, N.A. (“BA”),  give the Trust the legal right to net unrealized gains and losses on open futures and foreign currency contracts. The Trust netted, for financial reporting purposes, the unrealized gains and losses on open futures and forward currency contracts on the Statements of Financial Condition as the criteria under FASB Accounting Standards Codification Topic 210,  “Balance Sheet,” were met.

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of June 30, 2020 and December 31, 2019.

Offsetting of derivative assets and liabilities at June 30, 2020

	Gross amounts of recognized assets	Gross amounts offset in the Statements of Financial Condition	Net amounts of assets presented in the Statements of Financial Condition
Assets
Futures contracts
Counterparty C	$580,793	$(108,914)	$471,879
Counterparty I	1,182,803	(1,107,782)	75,021
Counterparty J	317,979	(50,866)	267,113

Total assets	$2,081,575	$(1,267,562)	$814,013
			(Continued)

	Gross amounts of recognized liabilities	Gross amounts offset in the Statements of Financial Condition	Net amounts of liabilities presented in the Statements of Financial Condition
Liabilities
Forward currency contracts
Counterparty G	$1,074,722	$(1,046,145)	$28,577
Counterparty K	1,066,672	(909,769)	156,903

Total liabilities	$2,141,394	$(1,955,914)	$185,480
			(Concluded)

		Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net amounts of Assets presented in the Statements of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$471,879	$-	$(471,879)	$-
Counterparty I	75,021	-	(75,021)	-
Counterparty J	267,113	-	(267,113)	-

Total	$814,013	$-	$(814,013)	$-

		Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statements of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount (4)

Counterparty G	$28,577	$-	$(28,577)	$-
Counterparty K	156,903	-	(156,903)	-

Total	$185,480	$-	$(185,480)	$-

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
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of June 30, 2020.
(4) Net amount represents the amounts owed by the Trust to each counterparty as of June 30, 2020.

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

The Trust’s forward currency trading activities are cleared through DB and BA. The Trust’s concentration of credit risk associated with DB or BA nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB and BA. The amount of such credit risk was $6,534,024 and $11,312,516 at June 30, 2020 and December 31, 2019, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and six months ended June 30, 2020 and 2019. Profit share earned (from Unitholders' redemptions) is credited to the New Profit Memo Account as defined in the Trust’s Declaration of Trust and Trust Agreement (the “Trust Agreement”).

	Three months ended:
	June 30,	June 30,
	2020	2019
Profit share earned	$-	$2,307
Reversal of profit share (1)	-	(70,872)
Profit share accrued	-	50,837
Total profit share	$-	$(17,728)

	Six months ended:
	June 30,	June 30,
	2020	2019
Profit share earned	$-	$2,307
Profit share accrued	-	50,837
Total profit share	$-	$53,144

(1) On April 1st

5. RELATED PARTY TRANSACTIONS

The Trust pays all routine expenses, such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee's fees, the charges of an outside accounting services agency and the expenses of updating the Trust's Prospectus), as well as extraordinary costs. At June 30, 2020 and December 31, 2019, the Managing Owner is owed $45,634 and $0, respectively, from the Trust in connection with such expenses it has paid on the Trust's behalf (and is included in "Due to Managing Owner" in the Statements of Financial Condition).

Series 1 Unitholders who redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the Managing Owner. There was no redemption charge payable at June 30, 2020 or December 31, 2019.

6. FINANCIAL HIGHLIGHTS

Per unit operating performance for Series 1, Series 3, Series 4 Units and Series 5 is calculated based on Unitholders’ Trust capital for each Series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of Units during the period. Weighted average number of Units for each Series is detailed below:

	Three months ended June 30,		Six months ended June 30,		Date of first issuance
	2020	2019	2020	2019

Series 1	81,733.506	101,598.770	84,717.159	105,147.400	July 23, 2001
Series 3	18,721.076	19,504.288	19,312.115	19,459.048	September 1, 2009
Series 4	4,310.699	3,918.651	4,303.419	3,888.769	November 1, 2010
Series 5	3,340.984	1,127.184	3,242.167	920.278	April 1, 2018

7. BROKERAGE AND CUSTODIAL FEES

Per the Trust agreement, selling agents are prohibited from receiving amounts in excess of 9.5% of the gross offering proceeds of Series 1 Units sold subsequent to August 12, 2009. During the three and six months ended June 30, 2020 and 2019,  the Managing Owner rebated to the Trust for the benefit of all holders of Series 1 Units, all amounts that would have otherwise been due to selling agents but for the 9.5% cap. Further, in certain cases, there are Series 1 Units that remain outstanding, where there is no longer a selling agent associated with such Units. Beginning in August 2014, the Managing Owner rebated such amounts to the Trust for the benefit of all holders of Series 1 Units. The total amounts rebated to the Trust for both of these items, included in “Brokerage and custodial fees” in the Statements of Operations, were as follows:

	Three months ending June 30,		Six months ending June 30,
	2020	2019	2020	2019

Brokerage fee rebates	$ 117,919	$ 137,039	$ 264,858	$ 272,095

8. SUBSEQUENT EVENTS

During the period from July 1, 2020 to August 13, 2020, subscriptions of $224,060 were made to the Trust and no redemptions were made from the Trust. The Managing Owner has performed its evaluation of subsequent events from July 1, 2020 to August 13, 2020, the date this form 10-Q was filed. Based on such evaluation, no further events were discovered that required disclosure or adjustment to the financial statements.

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

During its operations for the three and six months ended June 30, 2020, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

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

Periods ended June 30, 2020

Month Ended:		Total Trust Capital

June 30, 2020		$121,276,045
March 31, 2020		127,486,932
December 31, 2019		159,810,538

	Three Months ended	Six Months ended
Change in Trust Capital	$(6,210,887)	$(38,534,493)
Percent Change	(4.87)%	(24.11)%

THREE MONTHS ENDED JUNE 30, 2020

The decrease in the Trust’s net assets of $6,210,887 was attributable to redemptions of $8,565,106, which were partially offset by subscriptions of $522,806 and net income after profit share of $1,831,413.

Brokerage fees are calculated on the net asset value of the Series 1 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three months ended June 30, 2020 decreased $618,645 (net of Managing Owner commission rebate to Unitholders) relative to the corresponding period in 2019 due to a decrease in the Trust’s Series 1 net assets during the respective periods.

Administrative expenses for the three months ended June 30, 2020 decreased  $49,821 relative to the corresponding period in 2019. The decrease was due mainly to a decrease in the Trust's net assets during the three months ended June 30, 2020 relative to the corresponding period in 2019.

Management fees are calculated on the net asset value of the Series 3 Units and Series 5 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three months ended June 30, 2020 decreased  $2,368 relative to the corresponding period in 2019 due to a decrease in the Trust’s Series 3 and Series 5 net assets during the respective periods.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the three months ended June 30, 2020 decreased $602,793 relative to the corresponding period in 2019. This decrease was due predominantly to a decrease in short-term U.S. Treasury yields during the three months ended June 30, 2020.

During the three months ended June 30, 2020,  the Trust experienced net realized and unrealized gains of $3,126,813 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage and custodial fees of $1,434,667 administrative expenses of $211,945, custody fees and other expenses of $6,420 and management fees of $152,476 were incurred. The Trust’s gains achieved from trading operations, in addition to interest income of $392,189, and Managing Owner commission rebate to Unitholders of $117,919 were partially offset by the Trust's expenses, resulting in net income after profit share to the Managing Owner of $1,831,413. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Trust Capital
Currencies	0.52%
Energies	(1.70)%
Grains	0.22%
Interest rates	1.47%
Livestock	(0.02)%
Metals	(0.28)%
Softs	(0.19)%
Stock indices	2.77%

Trading gain	2.79%

SIX MONTHS ENDED JUNE 30, 2020

The decrease in the Trust’s net assets of $38,534,493 was attributable to redemptions of $16,451,359 and net loss after profit share of $25,402,795, which were partially offset by subscriptions of $3,319,661.

Brokerage fees are calculated on the net asset value of the Series 1 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the six months ended June 30, 2020 decreased $1,112,100 (net of the Managing Owner commission rebate to Unitholders) relative to the corresponding period in 2019 due to a decrease in the Trust’s Series 1 net assets during the respective periods.

Administrative expenses for the six months ended June 30, 2020 decreased $10,394 relative to the corresponding period in 2019. The decrease was due mainly to a decrease in the Trust's net assets during the six months ended June 30, 2020 relative to the corresponding period in 2019.

Management fees are calculated on the net asset value of the Series 3 Units and Series 5 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the six months ended June 30, 2020 increased $22,725 relative to the corresponding period in 2019 due to an increase in the Trust’s Series 3 and Series 5 net assets during the respective periods.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the six months ended June 30, 2020 decreased $905,423 relative to the corresponding period in 2019. This decrease was due predominantly to a decrease in short-term U.S. Treasury yields during the six months ended June 30, 2020 relative to the corresponding period in 2019.

During the six months ended June 30, 2020,  the Trust experienced net realized and unrealized losses of $22,741,501 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $3,137,863, administrative expenses of $502,452, custody fees and other expenses of $13,619 and management fees of $324,603 were incurred. Interest income of $1,052,385, and Managing Owner commission rebate to Unitholders of $264,858 were partially offset by the Trust’s expenses resulting in net loss after profit share to the Managing Owner of $25,402,795. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Trust Capital
Currencies	1.11%
Energies	3.07%
Grains	0.55%
Interest rates	(0.24)%
Livestock	0.16%
Metals	(0.33)%
Softs	(0.20)%
Stock indices	(18.32)%

Trading loss	(14.20)%

MANAGEMENT DISCUSSION –2020

Three months ended June 30, 2020

The Trust was profitable in the second quarter as gains from long equity and interest rate futures positions and from trading currency forwards and grain futures outdistanced losses from trading energy, metal and soft commodity futures.

The sentiment of equity market participants improved continuously throughout the quarter in response to a steady stream of aggressive monetary and fiscal policy actions from global authorities—especially in the U.S.; surprising improvements in economic activity as economies cautiously reopened; and sporadic encouraging news concerning COVID-19 therapies and vaccines. But this overall attitude improvement was muted periodically-- and especially during the second half of June—by: evidence of new COVID-19 hotspots such as Beijing, Germany, Australia, EM and several U.S. states; the statistical reports on growth and unemployment; and the expanding tensions between the U.S. (and other western countries) and China. Long positions in U.S. equity futures were particularly profitable, although long positions in German, French, Dutch, Chinese, Taiwanese and Korean stock futures added to the gains. A short U.K. FTSE position and trading of the Canadian equity future were also profitable, as was a short VIX trade in May. On the other hand, short positions in Japanese, Australian, Italian and Spanish equity futures and trading of the EAFE and emerging market index futures posted partially offsetting losses.

Long interest rate futures positions were profitable during the quarter. Strongly accommodative monetary policies, a plunge in global growth, and disinflationary impulses worldwide restrained interest rates across yield curves. Safe haven buying of government securities also placed downward pressure on rates. Not even the extraordinary fiscal policy efforts leading to unprecedentedly large deficits and debt/GDP levels across the globe were able to boost borrowing cost more than temporarily. Long positions in U.S., Canadian, German, French, Italian and British interest rate futures were profitable, while a long Japanese government bond future position was unprofitable.

The U.S. dollar traded in a narrow range from the start of April until mid-May, fell about 5% into early June and edged up a bit into the end of the quarter, and long euro and Swiss franc positions versus the U.S. dollar were profitable. Long positions in high yielding Polish and South African currencies relative to the U.S. dollar also produced gains. A long New Zealand dollar trade was profitable against a supportive domestic backdrop that has seen the New Zealand government announce a complete end to COVID-19 restrictions due to the virtual eradication of the virus in the country. Trading the U.S. currency against the Brazilian real, Singapore dollar and Turkish lira was also profitable during the quarter. On the other hand, the Aussie dollar, which had fallen sharply during the first quarter of 2020, rebounded in April and a short position was unprofitable. Long U.S. dollar trades versus the currencies of Norway, Chile and Colombia were also unprofitable.

Ample grain supplies globally continue to weigh on prices and short wheat positions and trading of corn were profitable in June. A reduction in demand for corn to make ethanol pushed stockpiles higher. Meanwhile, trading of the soybean complex was slightly unprofitable.

Energy markets were buffeted by conflicting forces during the second quarter. On the one hand, the massive COVID-19 demand shock saw a collapse of WTI prices from near $61/barrel at the start of 2020 to only $12/barrel near the end of April—having actually fallen briefly below zero in mid-April. On the other hand, supply reductions from the Organization of the Petroleum Exporting Countries (“OPEC”) via agreements and from non-OPEC producers in response to plunging market prices helped prices to recover sharply in May and June to around $40/barrel, as market participants were encouraged by signs of economic reopening. Overall, losses from trading WTI crude, Brent crude, RBOB gasoline and heating oil outpaced a small profit from a short natural gas trade.

Copper prices, which had fallen sharply earlier this year, rebounded during the quarter among a weaker U.S. dollar and encouraging signs of economic reopening, particularly from Asia, and the Trust’s short copper positions were unprofitable. Short positions in other industrial metals—aluminum, nickel, zinc, and platinum—also registered losses and were reduced or reversed. The Trust saw a gain on a long gold position in April. Trading of silver was also fractionally profitable.

Finally, trading of sugar and cotton futures were each slightly unprofitable.

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

Brokerage fees are calculated on the net asset value of the Series 1 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three months ended June 30, 2019 decreased $444,121 (net of Managing Owner commission rebate to Unitholders) relative to the corresponding period in 2018 due to a decrease in the Trust’s Series 1 net assets during the respective periods.

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

Brokerage fees are calculated on the net asset value of the Series 1 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage and fees for the six months ended June 30, 2019 decreased $926,949 (net of the Managing Owner commission rebate to Unitholders) relative to the corresponding period in 2018 due to a decrease in the Trust’s Series 1 net assets during the respective periods.

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

CONTRACTUAL OBLIGATIONS

The Trust does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Trust’s sole business is trading futures, forward currency, spot, option, and swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Trust for less than four months before being offset or rolled over into new contracts with similar maturities. The Trust’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Trust’s open futures and forward currency contracts, both long and short, at June 30, 2020.

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

The Trust's Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Trust's open positions by market category for the six months ended June 30, 2020. During the six months ended June 30, 2020, the Trust's average total capitalization was approximately $137,000,000.

Sector	Average value at risk	% of Average Capitalization	High value at risk	Low value at risk
Currencies	$3.0	2.2%	$3.2	$2.8
Energies	1.9	1.4%	2.4	1.4
Grains	0.2	0.1%	0.3	0.2
Interest rates	3.1	2.3%	3.6	2.6
Livestock	0.0	0.0%	0.0	0.0
Metals	0.8	0.6%	1.0	0.5
Softs	0.2	0.1%	0.2	0.2
Stock indices	3.0	2.2%	3.8	2.3
	$12.2	8.9%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the six months ended June 30, 2020. Average capitalization is the average of the Trust's approximate capitalization at the end of each of the six months ended June 30, 2020. Dollar amounts represent millions of dollars.

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

ITEM 4. CONTROLS AND PROCEDURES

The Managing Owner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Trust as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the Managing Owner’s internal controls over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Managing Owner’s internal controls over financial reporting with respect to the Trust.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS

(a)	There have been no sales of unregistered securities of the Trust during the three months ended June 30, 2020

(b)

Pursuant to the Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding and Units are not reissued once redeemed.

The following table summarizes the redemptions by Unitholders during the three months ended June 30, 2020.

	Series 1		Series 3		Series 4		Series 5
Date of Redemption	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit

April 30, 2020	1,733.611	$1,026.82	158.302	$1,503.63	-	$1,942.74	189.903	$1,430.88
May 31, 2020	1,423.811	1,013.79	2,179.719	1,489.95	7.944	1,927.88	24.892	1,416.97
June 30, 2020	1,121.258	1,013.99	170.578	1,495.61	73.014	1,938.03	-	1,421.47
Total	4,278.680		2,508.599		80.958		214.795

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included herewith:

31.01 Rule 13(a)-14(a)/15(d)-14(a) Certification of Co-Chief Executive Officer

31.02 Rule 13(a)-14(a)/15(d)-14(a) Certification of Co-Chief Executive Officer

31.03 Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Operating Officer

31.04 Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer

32.01 Section 1350 Certification of Co-Chief Executive Officer

32.02 Section 1350 Certification of Co-Chief Executive Officer

32.03 Section 1350 Certification of Chief Operating Officer

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
Managing Owner

Date: August 13, 2020
/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)