Form 10-Q
period 2020-09-30
GLOBAL MACRO TRUST
filed 2020-11-12
CIK 1145765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:   September 30, 2020

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
For the three and nine months ended September 30, 2020 and 2019 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Trust Capital (c)	8
Statements of Financial Highlights (b)	10
Notes to the Financial Statements	12

(a) At September 30, 2020 (unaudited) and December 31, 2019
(b) For the three and nine months ended September 30, 2020 and 2019 (unaudited)
(c) For the nine months ended September 30, 2020 and 2019 (unaudited)

Global Macro Trust
Statements of Financial Condition

	September 30, 2020 (unaudited)	December 31, 2019
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes – at fair value
(amortized cost $12,790,578 and $20,608,824)	$12,807,447	$20,644,779
Net unrealized appreciation on open futures and
forward currency contracts	1,697,861	1,144,023
Due from brokers, net	6,087,487	4,019,983
Cash denominated in foreign currencies (cost $4,504,489
and $8,462,150)	4,534,563	8,600,683
Total equity in trading accounts	25,127,358	34,409,468

INVESTMENTS IN U.S. TREASURY NOTES – at fair value
(amortized cost $87,120,243 and $117,144,589)	87,154,774	117,233,707
CASH AND CASH EQUIVALENTS	9,247,340	13,142,361
ACCRUED INTEREST RECEIVABLE	609,681	606,396
TOTAL	$122,139,153	$165,391,932

LIABILITIES AND TRUST CAPITAL
LIABILITIES:
Subscriptions by Unitholders received in advance	$-	$742,000
Net unrealized depreciation on open futures and forward currency contracts	4,498	1,231,994
Due to Managing Owner	46,946	-
Due to brokers, net	1,472,365	1,192,838
Accrued brokerage and custodial fees	424,247	569,268
Accrued management fees	46,004	60,464
Redemptions payable to Unitholders	2,754,846	1,317,430
Redemption payable to Managing Owner	-	349,083
Accrued expenses	55,522	118,317
Total liabilities	4,804,428	5,581,394

TRUST CAPITAL:
Managing Owner interest (2,608.088 and 3,477.855 units outstanding)	2,704,248	4,230,810
Series 1 Unitholders (75,411.118 and 88,422.039 units outstanding)	78,191,567	107,565,649
Series 3 Unitholders (15,287.150 and 19,430.353 units outstanding)	23,625,213	34,128,621
Series 4 Unitholders (3,980.250 and 4,104.713 units outstanding)	8,005,765	9,261,037
Series 5 Unitholders (3,279.493 and 2,759.746 units outstanding)	4,807,932	4,624,421
Total trust capital	117,334,725	159,810,538

TOTAL	$122,139,153	$165,391,932

NET ASSET VALUE PER UNIT OUTSTANDING:
Series 1 Unitholders	$1,036.87	$1,216.50
Series 3 Unitholders	$1,545.43	$1,756.46
Series 4 Unitholders	$2,011.37	$2,256.20
Series 5 Unitholders	$1,466.06	$1,675.67

See notes to financial statements (unaudited)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
September 30, 2020

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	0.01%	$7,589
Grains	0.16	191,088
Interest rates:
2 Year U.S. Treasury Note (144 contracts, settlement date December 2020)	0.00	4,688
10 Year U.S. Treasury Note (182 contracts, settlement date December 2020)	0.00	3,625
30 Year U.S. Treasury Bond (47 contracts, settlement date December 2020)	0.00	62
Other	0.56	647,800

Total interest rates	0.56	656,175

Livestock	0.00	5,270
Metals	0.01	7,510
Softs	0.02	17,945
Stock indices	0.12	146,385

Total long futures contracts	0.88	1,031,962

Short futures contracts:
Energies	0.02	25,466
Grains	(0.14)	(169,882)
Interest rates	(0.00)	(1,016)
Livestock	(0.01)	(7,790)
Metals	0.02	27,962
Softs	0.01	13,990
Stock indices	0.03	35,373

Total short futures contracts	(0.07)	(75,897)

TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	0.81	956,065

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.97)	(1,136,821)
Total short forward currency contracts	1.60	1,874,119

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	0.63	737,298

TOTAL	1.44%	$1,693,363

		(Continued)

Global Macro Trust
Condensed Schedule of Investments (UNAUDITED)
September 30, 2020
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$30,500,000	U.S. Treasury notes, 1.750%, 11/15/2020	26.04%	$30,563,740
19,510,000	U.S. Treasury notes, 2.250%, 02/15/2021	16.76	19,665,851
28,200,000	U.S. Treasury notes, 2.625%, 05/15/2021	24.41	28,640,625
20,620,000	U.S. Treasury notes, 2.750%, 08/15/2021	17.98	21,092,005
	Total investments in U.S. Treasury notes
	(amortized cost $99,910,821)	85.19%	$99,962,221

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2019

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	0.15%	$240,490
Grains	0.01	17,302
Interest rates:
2 Year U.S. Treasury Note (55 contracts, settlement date March 2020)	0.00	2,016
5 Year U.S. Treasury Note (113 contracts, settlement date March 2020)	0.00	289
Other	(0.04)	(63,086)

Total interest rates	(0.04)	(60,781)

Livestock	(0.00)	(260)
Metals	0.25	394,440
Softs	0.01	14,560
Stock indices	0.04	71,617

Total long futures contracts	0.42	677,368

Short futures contracts:
Energies	0.05	78,750
Grains	(0.13)	(209,775)
Interest rates:
10 Year U.S. Treasury Note (142 contracts, settlement date March 2020)	0.00	5,484
Other	0.29	467,953

Total interest rates	0.29	473,437

Metals	(0.05)	(86,298)
Softs	(0.01)	(14,696)
Stock indices	0.14	225,237

Total short futures contracts	0.29	466,655

TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	0.71	1,144,023

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.86	2,978,285
Total short forward currency contracts	(2.63)	(4,210,279)
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	(0.77)	(1,231,994)

TOTAL	(0.06)%	$(87,971)

		(Continued)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2019
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$46,900,000	U.S. Treasury notes, 1.375%, 02/15/2020	29.35%	$46,889,009
41,010,000	U.S. Treasury notes, 1.500%, 05/15/2020	25.65	40,998,786
50,020,000	U.S. Treasury notes, 1.500%, 08/15/2020	31.28	49,990,691
	Total investments in U.S. Treasury notes
	(amortized cost $137,753,413)	86.28%	$137,878,486

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Statements of Operations (UNAUDITED)

	For the three months ended
	September 30, 2020	September 30, 2019
INVESTMENT INCOME:
Interest income	$211,661	$893,971

EXPENSES:
Brokerage fees	1,387,446	1,932,024
Administrative expenses	209,136	391,107
Custody fees and other expenses	7,862	7,271
Management fees	140,927	160,222
Total expenses	1,745,371	2,490,624

Managing Owner commission rebate to Unitholders	(138,657)	(142,050)

Net expenses	1,606,714	2,348,574

NET INVESTMENT LOSS	(1,395,053)	(1,454,603)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	3,625,650	2,669,683
Foreign exchange transactions	126,358	(107,426)
Net change in unrealized:
Futures and forward currency contracts	1,064,830	(832,871)
Foreign exchange translation	3,761	(127,344)
Net gains (losses) from U.S. Treasury notes:
Realized	12,804	31,875
Net change in unrealized	(191,230)	(100,056)
TOTAL NET REALIZED AND UNREALIZED GAINS	4,642,173	1,533,861

NET INCOME	3,247,120	79,258
LESS PROFIT SHARE TO MANAGING OWNER	-	7,999
NET INCOME AFTER PROFIT SHARE TO MANAGING OWNER	$3,247,120	$71,259

NET INCOME (LOSS) PER UNIT OUTSTANDING
Series 1 Unitholders	$22.88	$(4.21)
Series 3 Unitholders	$49.82	$11.51
Series 4 Unitholders	$73.34	$24.61
Series 5 Unitholders	$44.59	$8.11

See notes to financial statements (unaudited)

Global Macro Trust
Statements of Operations (UNAUDITED)

	For the nine months ended
	September 30, 2020	September 30, 2019
INVESTMENT INCOME:
Interest income	$1,264,046	$2,851,779

EXPENSES:
Brokerage fees	4,525,309	6,189,224
Administrative expenses	711,588	903,953
Custody fees and other expenses	21,481	22,877
Management fees	465,530	462,100
Total expenses	5,723,908	7,578,154

Managing Owner commission rebate to Unitholders	(403,515)	(414,145)

Net expenses	5,320,393	7,164,009

NET INVESTMENT LOSS	(4,056,347)	(4,312,230)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(19,721,371)	9,910,961
Foreign exchange translation	(109,405)	(215,893)
Net change in unrealized:
Futures and forward currency contracts	1,781,334	(4,744,930)
Foreign exchange translation	(108,459)	(60,497)
Net gains (losses) from U.S. Treasury notes:
Realized	132,246	31,264
Net change in unrealized	(73,673)	246,422
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)	(18,099,328)	5,167,327

NET INCOME (LOSS)	$(22,155,675)	$855,097
LESS PROFIT SHARE TO MANAGING OWNER	-	61,143
NET INCOME (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER	$(22,155,675)	$793,954

NET INCOME (LOSS) PER UNIT OUTSTANDING
Series 1 Unitholders	$(179.63)	$(7.77)
Series 3 Unitholders	$(211.03)	$40.77
Series 4 Unitholders	$(244.83)	$83.06
Series 5 Unitholders	$(209.61)	$29.64

See notes to financial statements (unaudited)		(Concluded)

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the nine months ended September 30, 2020:
									New Profit
	Series 1 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Series 5 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2020	$107,565,649	88,422.039	$34,128,621	19,430.353	$9,261,037	4,104.713	$4,624,421	2,759.746	$-	-	$4,230,810	3,477.855	$159,810,538
Subscriptions	-	-	1,353,000	794.391	763,699	349.463	1,455,615	929.901	-	-	-	-	3,572,314
Redemptions	(13,704,289)	(13,223.509)	(7,434,558)	(4,937.594)	(963,063)	(473.926)	(590,542)	(410.154)	-	-	(1,200,000)	(989.238)	(23,892,452)
Addt'l units allocated *	-	212.588	-	-	-	-	-	-	-	-	-	119.471	-
Net loss
before profit share to Managing Owner	(15,669,793)	-	(4,421,850)	-	(1,055,908)	-	(681,562)	-	-	-	(326,562)	-	(22,155,675)
Profit share to Managing Owner:	-	-	-	-	-	-	-	-	-	-	-	-	-
Transfer of New Profit Memo
Account to Managing Owner	-	-	-	-	-	-	-	-	-	-	-	-	-
Trust capital at
September 30, 2020	$78,191,567	75,411.118	$23,625,213	15,287.150	$8,005,765	3,980.250	$4,807,932	3,279.493	$-	-	$2,704,248	2,608.088	$117,334,725

Net asset value per unit outstanding
at September 30, 2020:	$1,036.87		$1,545.43		$2,011.37		$1,466.06

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and to the Managing Owner.													(Continued)

Global Macro Trust
Statements of Changes in Trust Capital (UNAUDITED)

For the nine months ended September 30, 2019:
									New Profit
	Series 1 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Series 5 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2019	$130,410,857	110,008.795	$31,842,823	19,251.321	$7,485,965	3,619.144	$929,881	584.994	$-	-	$3,878,720	3,271.911	$174,548,246
Subscriptions	-	-	2,420,000	1,444.694	661,383	321.466	1,691,013	1,050.850	4,374	3.656	-	-	4,776,770
Redemptions	(21,314,185)	(18,052.645)	(2,039,210)	(1,211.667)	(5,643)	(2.639)	-	-	-	-	-	-	(23,359,038)
Addt'l units allocated *	-	238.635	-	-	-	-	-	-	-	0.083	-	153.838	-
Net income (loss)
before profit share to Managing Owner	(519,632)	-	860,263	-	330,828	-	27,858	-	21	-	155,759	-	855,097
Profit share to Managing Owner:	-	-	(61,143)	-	-	-	-	-	-	-	-	-	(61,143)
Trust capital at
September 30, 2019	$108,577,040	92,194.785	$33,022,733	19,484.348	$8,472,533	3,937.971	$2,648,752	1,635.844	$4,395	3.739	$4,034,479	3,425.749	$156,759,932

Net asset value per unit outstanding
at September 30, 2019:	$1,177.69		$1,694.83		$2,151.50		$1,619.20

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and to the Managing Owner.

See notes to financial statements (unaudited)													(Concluded)

Global Macro Trust
Statements of Financial Highlights (UNAUDITED)

For the three months ended September 30:	2020				2019
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5
Net income (loss) from operations:
Net investment income (loss)	$ (15.47)	$ (8.04)	$ (2.05)	$ (10.67)	$ (14.58)	$ (4.26)	$ 3.99	$ (7.91)
Net realized and unrealized gains on trading of futures and forward currency contracts	39.73	59.75	78.24	57.42	10.76	17.01	21.55	15.33
Net losses from U.S. Treasury obligations	(1.38)	(1.89)	(2.85)	(2.16)	(0.39)	(0.73)	(0.93)	(1.34)
Profit share allocated (to) from Managing Owner	0.00	0.00	0.00	0.00	0.00	(0.51)	0.00	2.03
Net income (loss) per unit	$ 22.88	$ 49.82	$ 73.34	$ 44.59	$ (4.21)	$ 11.51	$ 24.61	$ 8.11

Net asset value per unit, beginning of period	1,013.99	1,495.61	1,938.03	1,421.47	1,181.90	1,683.32	2,126.89	1,611.09

Net asset value per unit, end of period	$ 1,036.87	$ 1,545.43	$ 2,011.37	$ 1,466.06	$ 1,177.69	$ 1,694.83	$ 2,151.50	$ 1,619.20
Total return and ratios for the three months ended September 30:	2020				2019
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5
RATIOS TO AVERAGE CAPITAL:
Net investment income (loss) (a)	(6.02)%	(2.17)%	(0.42)%	(2.93)%	(4.96)%	(1.01)%	0.75%	(1.78)%
Total expenses (a)	6.71%	2.87%	1.11%	3.62%	7.21%	3.25%	1.48%	4.01%
Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.03	0.00	(0.08)
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	6.71%	2.87%	1.11%	3.62%	7.21%	3.28%	1.48%	3.93%
Total return before profit share allocation (b)	2.26%	3.33%	3.78%	3.14%	(0.36)%	0.71%	1.16%	0.42%
Less: Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.03	0.00	(0.08)
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	2.26%	3.33%	3.78%	3.14%	(0.36)%	0.68%	1.16%	0.50%
(a) Annualized. Ratios are net Managing Owner commission rebate.
(b) Not annualized.

Global Macro Trust
Statements of Financial Highlights (UNAUDITED)

For the nine months ended September 30:	2020				2019
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5

Net income (loss) from operations:
Net investment income (loss)	$ (44.01)	$ (19.00)	$ 1.41	$ (26.73)	$ (41.67)	$ (8.23)	$ 17.30	$ (17.70)
Net realized and unrealized gains (losses) on trading of futures and forward currency contracts	(136.13)	(192.87)	(246.38)	(182.98)	31.91	49.41	62.36	45.06
Net gains from U.S. Treasury obligations	0.51	0.84	0.14	0.10	1.99	2.73	3.40	2.28
Profit share allocated (to) Managing Owner	0.00	0.00	0.00	0.00	0.00	(3.14)	0.00	0.00
Net income (loss) per unit	$ (179.63)	$ (211.03)	$ (244.83)	$ (209.61)	$ (7.77)	$ 40.77	$ 83.06	$ 29.64

Net asset value per unit, beginning of period	1,216.50	1,756.46	2,256.20	1,675.67	1,185.46	1,654.06	2,068.44	1,589.56

Net asset value per unit, end of period	$ 1,036.87	$ 1,545.43	$ 2,011.37	$ 1,466.06	$ 1,177.69	$ 1,694.83	$ 2,151.50	$ 1,619.20

Total return and ratios for the nine months ended September 30:	2020				2019
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5

RATIOS TO AVERAGE CAPITAL:

Net investment income (loss) (a)	(5.54)%	(1.63)%	0.09%	(2.42)%	(4.72)%	(0.66)%	1.09%	(1.48)%

Total expenses (a)	6.82%	2.91%	1.15%	3.66%	7.00%	2.94%	1.18%	3.76%
Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.19	0.00	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	6.82%	2.91%	1.15%	3.66%	7.00%	3.13%	1.18%	3.76%

Total return before profit share allocation (b)	(14.77)%	(12.01)%	(10.85)%	(12.51)%	(0.66)%	2.65%	4.02%	1.86%
Less: Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.19	0.00	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	(14.77)%	(12.01)%	(10.85)%	(12.51)%	(0.66)%	2.46%	4.02%	1.86%
(a) Annualized. Ratios are net Managing Owner commission rebate.
(b) Not annualized.
See notes to financial statements (unaudited)								(Concluded)

\\\

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Global Macro Trust’s (the “Trust”) financial condition at September 30, 2020 (unaudited) and December 31, 2019  (audited) and the results of its operations for the three and nine months ended September 30, 2020 (unaudited) and 2019 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2019. The December 31, 2019 information has been derived from the audited financial statements as of December 31, 2019.

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

Income Taxes (Topic 740) of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Trust recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Trust’s open tax years, 2016 to 2019, Millburn Ridgefield Corporation (the “Managing Owner”) determined that no reserves for uncertain tax positions were required.

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

2. FAIR VALUE

Fair Value Measurement (Topic 820) of the Codification defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The three levels of the fair value hierarchy are described below:

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

During the three and nine months ended September 30, 2020 and 2019, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Trust’s investments by hierarchical level as of September 30, 2020 and December 31, 2019 in valuing the Trust’s investments at fair value. At September 30, 2020 and December 31, 2019, the Trust held no assets or liabilities classified in Level 3.

Financial Assets and Liabilities at Fair Value as of September 30, 2020

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$99,962,221	$-	$99,962,221
Short-term money market fund*	8,997,340	-	8,997,340
Exchange-traded futures contracts
Energies	33,055	-	33,055
Grains	21,206	-	21,206
Interest rates	655,159	-	655,159
Livestock	(2,520)	-	(2,520)
Metals	35,472	-	35,472
Softs	31,935	-	31,935
Stock indices	181,758	-	181,758

Total exchange-traded futures contracts	956,065	-	956,065

Over-the-counter forward currency contracts	-	737,298	737,298

Total futures and forward currency contracts (2)	956,065	737,298	1,693,363

Total financial assets and liabilities at fair value	$109,915,626	$737,298	$110,652,924

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$12,807,447
Investments in U.S. Treasury notes held in custody			87,154,774
Total investments in U.S. Treasury notes			$99,962,221

(2)
Net unrealized appreciation on open futures and forward currency contracts			$1,697,861
Net unrealized depreciation on open futures and forward currency contracts			(4,498)
Total net unrealized appreciation on open futures and forward currency contracts			$1,693,363

*The short-term money market fund is included in Cash and Cash Equivalents in the Statements of Financial Condition.

Financial Assets and Liabilities at Fair Value as of December 31, 2019

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$137,878,486	$-	$137,878,486
Short-term money market fund*	12,898,762	-	12,898,762
Exchange-traded futures contracts
Energies	319,240	-	319,240
Grains	(192,473)	-	(192,473)
Interest rates	412,656	-	412,656
Livestock	(260)	-	(260)
Metals	308,142	-	308,142
Softs	(136)	-	(136)
Stock indices	296,854	-	296,854

Total exchange-traded futures contracts	1,144,023	-	1,144,023

Over-the-counter forward currency contracts	-	(1,231,994)	(1,231,994)

Total futures and forward currency contracts (2)	1,144,023	(1,231,994)	(87,971)

Total financial assets and liabilities at fair value	$151,921,271	$(1,231,994)	$150,689,277

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$20,644,779
Investments in U.S. Treasury notes held in custody			117,233,707
Total investments in U.S. Treasury notes			$137,878,486

(2)
Net unrealized appreciation on open futures and forward currency contracts			$1,144,023
Net unrealized depreciation on open futures and forward currency contracts			(1,231,994)
Total net unrealized depreciation on open futures and forward currency contracts			$(87,971)

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

3. DERIVATIVE INSTRUMENTS

Derivatives and Hedging (Topic 815) of the Codification requires qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.

The Trust’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Trust’s open positions, and the liquidity of the markets in which it trades.

The Trust engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Trust at September 30, 2020, by market sector:

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

Derivatives and Hedging (Topic 815) of the Codification requires entities to recognize in the Statements of Financial Condition all derivative contracts as assets or liabilities. Fair values of futures and forward currency contracts in an asset position by counterparty are recorded in the Statements of Financial Condition as “Net unrealized appreciation on open futures and forward currency contracts.” Fair values of futures and forward currency contracts in a liability position by counterparty are recorded in the Statements of Financial Condition as “Net unrealized depreciation on open futures and forward currency contracts.” The Trust’s policy regarding fair value measurement is discussed in the Fair Value note, contained herein.

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

See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional derivative-related information.

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at September 30, 2020 and December 31, 2019. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at September 30, 2020

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$12,649	$(5,060)	$48,619	$(23,153)	$33,055
Grains	203,223	(12,135)	3,774	(173,656)	21,206
Interest rates	866,238	(210,063)	650	(1,666)	655,159
Livestock	5,270	-	1,760	(9,550)	(2,520)
Metals	254,886	(247,376)	151,536	(123,574)	35,472
Softs	23,154	(5,209)	14,110	(120)	31,935
Stock indices	365,533	(219,148)	46,167	(10,794)	181,758

Total futures contracts	1,730,953	(698,991)	266,616	(342,513)	956,065

Forward currency contracts	1,276,083	(2,412,904)	3,110,552	(1,236,433)	737,298

Total futures and
forward currency contracts	$3,007,036	$(3,111,895)	$3,377,168	$(1,578,946)	$1,693,363

Fair Value of Futures and Forward Currency Contracts at December 31, 2019

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$348,898	$(108,408)	$80,510	$(1,760)	$319,240
Grains	19,772	(2,470)	5,713	(215,488)	(192,473)
Interest rates	16,237	(77,018)	584,181	(110,744)	412,656
Livestock	-	(260)	-	-	(260)
Metals	660,231	(265,791)	299,404	(385,702)	308,142
Softs	15,935	(1,375)	9,499	(24,195)	(136)
Stock indices	372,686	(301,069)	257,489	(32,252)	296,854

Total futures contracts	1,433,759	(756,391)	1,236,796	(770,141)	1,144,023

Forward currency contracts	3,542,752	(564,467)	518,649	(4,728,928)	(1,231,994)

Total futures and
forward currency contracts	$4,976,511	$(1,320,858)	$1,755,445	$(5,499,069)	$(87,971)

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three and nine months ended September 30, 2020 and 2019 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below:

Trading gains (losses) of futures and forward currency contracts for the three and nine months ended September 30, 2020 and 2019

	Three months ended:	Three months ended:	Nine months ended:	Nine months ended:
Sector	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Futures contracts:
Energies	$558,365	$(2,720,639)	$5,631,632	$(7,237,631)
Grains	(423,446)	666,787	396,644	2,042,448
Interest rates	(1,714,375)	486,712	(2,327,348)	8,779,195
Livestock	53,480	(173,010)	325,110	52,890
Metals	553,805	(256,472)	202,998	(765,131)
Softs	1,592	294,503	(249,480)	220,704
Stock indices	3,706,520	3,136,006	(25,464,460)	3,814,267

Total futures contracts	2,735,941	1,433,887	(21,484,904)	6,906,742

Forward currency contracts	1,954,539	402,925	3,544,867	(1,740,711)

Total futures and forward currency contracts	$4,690,480	$1,836,812	$(17,940,037)	$5,166,031

The following table presents average notional value by sector in U.S. dollars of open futures and forward currency contracts for the nine months ended September 30, 2020 and 2019. The Trust’s average net asset value for the nine months ended September 30, 2020 and 2019 was approximately $132,000,000 and $166,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the nine months ended September 30, 2020 and 2019

	2020		2019
Sector	Long Positions	Short Positions	Long Positions	Short Positions

Futures contracts:
Energies	$9,065,162	$6,645,287	$11,073,541	$16,940,836
Grains	4,405,628	4,579,697	2,337,575	10,163,165
Interest rates	204,308,385	56,458,853	176,134,579	144,795,016
Livestock	155,158	139,923	341,245	750,905
Metals	13,320,666	2,330,011	2,128,673	10,163,951
Softs	1,160,044	1,049,369	191,819	3,976,680
Stock indices	56,463,919	11,272,674	65,900,000	41,333,091

Total futures
contracts	288,878,962	82,475,814	258,107,432	228,123,644

Forward currency
contracts	44,334,282	24,289,289	34,390,969	85,220,199

Total average
notional	$333,213,244	$106,765,103	$292,498,401	$313,343,843

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at September 30, 2020 and 2019. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the Managing Owner believes it is a more meaningful representation of notional values of the Trust’s open interest rate positions.

The averages have been calculated based on the amounts outstanding at the end of each quarter during the calculation period.

The customer agreements between the Trust, the futures clearing brokers, including Deutsche Bank Securities Inc. (a wholly-owned subsidiary of Deutsche Bank AG), SG Americas Securities, LLC, BofA Securities, Inc. (formerly Merrill Lynch Pierce, Fenner & Smith Inc.) and Goldman Sachs & Co. LLC as well as the FX prime brokers, Deutsche Bank AG (“DB”) and Bank of America, N.A. (“BA”),  give the Trust the legal right to net unrealized gains and losses on open futures and foreign currency contracts. The Trust netted, for financial reporting purposes, the unrealized gains and losses on open futures and forward currency contracts on the Statements of Financial Condition as the criteria under FASB Accounting Standards Codification Topic 210,  “Balance Sheet,” were met.

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of September 30, 2020 and December 31, 2019.

Offsetting of derivative assets and liabilities at September 30, 2020

	Gross amounts of recognized assets	Gross amounts offset in the Statements of Financial Condition	Net amounts of assets presented in the Statements of Financial Condition
Assets
Futures contracts
Counterparty C	$639,622	$(201,325)	$438,297
Counterparty J	448,660	(58,344)	390,316
Counterparty L	898,388	(766,438)	131,950
Total futures contracts	1,986,670	(1,026,107)	960,563

Forward currency contracts
Counterparty G	2,046,074	(1,880,593)	165,481
Counterparty K	2,340,561	(1,768,744)	571,817
Total forward currency contracts	4,386,635	(3,649,337)	737,298

Total assets	$6,373,305	$(4,675,444)	$1,697,861
			(Continued)

	Gross amounts of recognized liabilities	Gross amounts offset in the Statements of Financial Condition	Net amounts of liabilities presented in the Statements of Financial Condition
Liabilities
Futures contracts
Counterparty I	$15,397	$(10,899)	$4,498

Total liabilities	$15,397	$(10,899)	$4,498
			(Concluded)

		Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net amounts of assets presented in the Statements of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$438,297	$-	$(438,297)	$-
Counterparty G	165,481	-	-	165,481
Counterparty J	390,316	-	(390,316)	-
Counterparty K	571,817	-	-	571,817
Counterparty L	131,950	-	(131,950)	-

Total	$1,697,861	$-	$(960,563)	$737,298

		Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net amounts of liabilities presented in the Statements of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount (4)

Counterparty I	$4,498	$-	$(4,498)	$-

Total	$4,498	$-	$(4,498)	$-

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
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of September 30, 2020.
(4) Net amount represents the amounts owed by the Trust to each counterparty as of September 30, 2020.

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

The Trust’s forward currency trading activities are cleared through DB and BA. The Trust’s concentration of credit risk associated with DB or BA nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB and BA. The amount of such credit risk was $10,164,977 and $11,312,516 at September 30, 2020 and December 31, 2019, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and nine months ended September 30, 2020 and 2019. Profit share earned (from Unitholders' redemptions) is credited to the New Profit Memo Account as defined in the Trust’s Declaration of Trust and Trust Agreement (the “Trust Agreement”).

	Three months ended:
	September 30,	September 30,
	2020	2019
Profit share earned	$-	$2,066
Reversal of profit share (1)	-	(50,837)
Profit share accrued	-	56,770
Total profit share	$-	$7,999

	Nine months ended:
	September 30,	September 30,
	2020	2019
Profit share earned	$-	$4,373
Profit share accrued	-	56,770
Total profit share	$-	$61,143

(1) On July 1st

5. RELATED PARTY TRANSACTIONS

The Trust pays all routine expenses, such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee's fees, the charges of an outside accounting services agency and the expenses of updating the Trust's Prospectus), as well as extraordinary costs. At September 30, 2020 and December 31, 2019, the Managing Owner is owed $46,946 and $0, respectively, from the Trust in connection with such expenses it has paid on the Trust's behalf (and is included in "Due to Managing Owner" in the Statements of Financial Condition).

Series 1 Unitholders who redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the Managing Owner. There was no redemption charge payable at September 30, 2020 or December 31, 2019.

6. FINANCIAL HIGHLIGHTS

Per unit operating performance for Series 1, Series 3, Series 4 and Series 5 Units is calculated based on Unitholders’ Trust capital for each Series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of Units during the period. Weighted average number of Units for each Series is detailed below:

	Three months ended September 30,		Nine months ended September 30,		Date of first issuance
	2020	2019	2020	2019

Series 1	77,958.935	94,549.262	82,447.974	101,575.866	July 23, 2001
Series 3	16,515.658	19,546.843	18,373.159	19,488.635	September 1, 2009
Series 4	4,240.497	3,933.038	4,282.292	3,903.687	November 1, 2010
Series 5	3,292.362	1,485.642	3,259.021	1,110.803	April 1, 2018

7. BROKERAGE AND CUSTODIAL FEES

Per the Trust agreement, selling agents are prohibited from receiving amounts in excess of 9.5% of the gross offering proceeds of Series 1 Units sold subsequent to August 12, 2009. During the three and nine months ended September 30, 2020 and 2019,  the Managing Owner rebated to the Trust for the benefit of all holders of Series 1 Units, all amounts that would have otherwise been due to selling agents but for the 9.5% cap. Further, in certain cases, there are Series 1 Units that remain outstanding, where there is no longer a selling agent associated with such Units. Beginning in August 2014, the Managing Owner rebated such amounts to the Trust for the benefit of all holders of Series 1 Units. The total amounts rebated to the Trust for both of these items, included in “Brokerage and custodial fees” in the Statements of Operations, were as follows:

	Three months ending September 30,		Nine months ending September 30,
	2020	2019	2020	2019

Brokerage fee rebates	$ 138,657	$ 142,050	$ 403,515	$ 414,145

8. SUBSEQUENT EVENTS

The Managing Owner has performed its evaluation of subsequent events from October 1, 2020 to November 12, 2020, the date this form 10-Q was filed. Based on such evaluation, no events were discovered that required disclosure or adjustment to the financial statements.

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

During its operations for the three and nine months ended September 30, 2020, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

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

Periods ended September 30, 2020

Month Ended:		Total Trust Capital

September 30, 2020		$117,334,725
June 30, 2020		121,276,045
December 31, 2019		159,810,538

	Three Months ended	Nine Months ended
Change in Trust Capital	$(3,941,320)	$(42,475,813)
Percent Change	(3.25)%	(26.58)%

THREE MONTHS ENDED SEPTEMBER 30, 2020

The decrease in the Trust’s net assets of $3,941,320 was attributable to redemptions of $7,441,093, which were partially offset by subscriptions of $252,653 and net income after profit share of $3,247,120.

Brokerage fees are calculated on the net asset value of the Series 1 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three months ended September 30, 2020 decreased $541,185 (net of Managing Owner commission rebate to Unitholders) relative to the corresponding period in 2019 due to a decrease in the Trust’s Series 1 net assets during the respective periods.

Administrative expenses for the three months ended September 30, 2020 decreased  $181,971 relative to the corresponding period in 2019. The decrease was due mainly to a decrease in the Trust's net assets during the three months ended September 30, 2020 relative to the corresponding period in 2019.

Management fees are calculated on the net asset value of the Series 3 Units and Series 5 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three months ended September 30, 2020 decreased  $19,295 relative to the corresponding period in 2019 due to mainly a decrease in the Trust’s Series 3 net assets during the respective periods.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the three months ended September 30, 2020 decreased $682,310 relative to the corresponding period in 2019. This decrease was due predominantly to a decrease in short-term U.S. Treasury yields during the three months ended September 30, 2020.

During the three months ended September 30, 2020,  the Trust experienced net realized and unrealized gains of $4,642,173 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage and custodial fees of $1,387,446 administrative expenses of $209,136, custody fees and other expenses of $7,862 and management fees of $140,927 were incurred. The Trust’s gains achieved from trading operations, in addition to interest income of $211,661, and Managing Owner commission rebate to Unitholders of $138,657 were partially offset by the Trust's expenses, resulting in net income after profit share to the Managing Owner of $3,247,120. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Trust Capital
Currencies	1.63%
Energies	0.49%
Grains	(0.34)%
Interest rates	(1.39)%
Livestock	0.04%
Metals	0.45%
Softs	0.01%
Stock indices	3.08%

Trading gain	3.97%

NINE MONTHS ENDED SEPTEMBER 30, 2020

The decrease in the Trust’s net assets of $42,475,813 was attributable to redemptions of $23,892,452 and net loss after profit share of $22,155,675, which were partially offset by subscriptions of $3,572,314.

Brokerage fees are calculated on the net asset value of the Series 1 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the nine months ended September 30, 2020 decreased $1,653,285 (net of the Managing Owner commission rebate to Unitholders) relative to the corresponding period in 2019 due to a decrease in the Trust’s Series 1 net assets during the respective periods.

Administrative expenses for the nine months ended September 30, 2020 decreased $192,365 relative to the corresponding period in 2019. The decrease was due mainly to a decrease in the Trust's net assets during the nine months ended September 30, 2020 relative to the corresponding period in 2019.

Management fees are calculated on the net asset value of the Series 3 Units and Series 5 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the nine months ended September 30, 2020 increased $3,430 relative to the corresponding period in 2019 due mainly to an increase in the Trust’s Series 5 net assets during the respective periods.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the nine months ended September 30, 2020 decreased $1,587,733 relative to the corresponding period in 2019. This decrease was due predominantly to a decrease in short-term U.S. Treasury yields during the nine months ended September 30, 2020 relative to the corresponding period in 2019.

During the nine months ended September 30, 2020,  the Trust experienced net realized and unrealized losses of $18,099,328 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $4,525,309, administrative expenses of $711,588, custody fees and other expenses of $21,481 and management fees of $465,530 were incurred. Interest income of $1,264,046, and Managing Owner commission rebate to Unitholders of $403,515 were partially offset by the Trust’s expenses resulting in net loss after profit share to the Managing Owner of $22,155,675.  An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Trust Capital
Currencies	2.76%
Energies	3.57%
Grains	0.21%
Interest rates	(1.63)%
Livestock	0.20%
Metals	0.12%
Softs	(0.19)%
Stock indices	(15.80)%

Trading loss	(10.76)%

MANAGEMENT DISCUSSION –2020

Three months ended September 30, 2020

The Trust was profitable in the third quarter as gains from trading equity, energy and metal futures and currency forwards outpaced losses from trading interest rate and grain futures. Trading of soft commodity and livestock futures was nearly flat.

With global fiscal and monetary policy stances remaining accommodative, the economic rebound that commenced during the second half of the second quarter continued during July and August. By September, however, rising COVID-19 cases in many countries and ensuing restrictions, a tapering of fiscal support programs, uncertainty surrounding the upcoming U.S. presidential election, continued tensions between Beijing and Washington, and contentious Brexit talks led to a deceleration in economic momentum and increased turbulence in markets.

This economic environment, together with the fact that leading tech companies reported strong profits, was quite supportive of stock markets. Still, there were times when equities faced headwinds because of investors’ concerns about rising or elevated levels of coronavirus infections, the uneven pace of economic recovery and political risks. During the quarter, Millburn’s models successfully shifted between long and short positions. For example, both long and short positions in U.S. equity futures, especially for the NASDAQ, were profitable. Trading of the EAFE and emerging markets index futures were also profitable both long and short. Long positions in Chinese, Canadian, French, German and Swedish index futures added to the gains, as did short VIX and Spanish futures trades. On the other hand, short Japanese stock index futures positions, a long British futures position and trading of the Australian index future registered partially offsetting losses.

Throughout the quarter, crude oil prices traded in a $6 band around $40/barrel. Production control efforts from both The Organization of the Petroleum Exporting Countries (“OPEC”) and non-OPEC producers and signs of economic reopening undergirded prices while the demand destruction from the COVID-19 pandemic restrained any upward impulse. Short positions in WTI crude oil, heating oil and London gasoil and trading of Brent crude oil were each fractionally profitable. A long RBOB gasoline position was also profitable in September. On the other hand, a short natural gas position posted a partially offsetting loss. Natural gas prices, after plumbing 10-year lows in the wake of the pandemic and a stubborn supply overhang, were boosted in August by strong cooling demand due to an extraordinarily hot summer in the U.S.; rising industrial demand as economies gradually emerged from lockdown; and from short covering as Hurricane Laura produced a surprise hit on critical natural gas export infrastructure.

For most of the quarter, a weaker U.S. dollar, low interest rates and safe haven demand affected the precious metals markets. Long gold and silver positions were profitable. Silver also benefitted from increased industrial demand. Short copper and aluminum positions registered partially offsetting losses in July and August, and in September, a modest U.S. dollar rebound and weakening economic activity weighed on metal prices. The Partnership experienced small losses on long silver, zinc and gold positions, further reducing the sector’s quarterly gain.

From late March into mid-September the U.S. dollar fell about 10% in volatile trading. The interest rate differential that had previously favored the U.S. dollar collapsed as the Federal Reserve (“Fed”) cut policy rates to near zero. Numerous other Fed programs, including expanded swap lines, reduced an emerging U.S. dollar shortage. The potential of the passage of a joint European fiscal program led to euro strength versus the U.S. dollar. Rising uncertainty concerning the upcoming U.S. presidential election and the strength of U.S. growth relative to that abroad also affected enthusiasm for the U.S. Dollar. In September, however, the U.S. dollar did recover somewhat during the risk-off environment that characterized most of the month. Overall, short U.S. dollar positions versus euro, yen, Indian rupee, South African rand, Singapore dollar and New Zealand dollar were profitable in July and August. A short Mexican peso trade was profitable in September. A long sterling trade was profitable in July and a short sterling trade was profitable in September. Elsewhere, trading the U.S. dollar against the Russian and Polish currencies produced partially offsetting losses, especially during September.

Interest rates were volatile during the quarter. Accommodative monetary policy, declining inflation and shrinking economies globally kept downward pressure on interest rates for most of the period, although interest rates did poke higher intermittently.  In August, concern about the ability of governments to fund burgeoning fiscal deficits and debt, and about the potential for future increases in inflation, underscored by the announcement of the Fed’s new long-run policy framework, pushed up global interest rates and led to a steeper yield curve in the U.S. Then, after drifting lower again, rates spiked higher in late September in the wake of the U.S. presidential debate and after Bank of England officials declined to embrace negative interest rates. Overall, trading of German, British, Australian, Canadian and U.S. interest rate futures was unprofitable. Long positions in Italian interest rate futures registered a partially offsetting profit.

Grain trading was fractionally unprofitable during the quarter. The possibility that severely hot weather in the U.S. Midwest could reduce crop yields together with Chinese buying of soybeans and a declining U.S. dollar pushed up grain prices. Short corn, wheat, soybean meal and soybean oil positions posted losses, especially during August and September. Meanwhile, a long soybean trade posted a partially offsetting profit in September.

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

CONTRACTUAL OBLIGATIONS

The Trust does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Trust’s sole business is trading futures, forward currency, spot, option, and swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Trust for less than four months before being offset or rolled over into new contracts with similar maturities. The Trust’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Trust’s open futures and forward currency contracts, both long and short, at September 30, 2020.

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

The Trust's Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Trust's open positions by market category for the nine months ended September 30, 2020. During the nine months ended September 30, 2020, the Trust's average total capitalization was approximately $132,000,000.

Sector	Average value at risk	% of Average Capitalization	High value at risk	Low value at risk
Currencies	$3.8	2.8%	$5.3	$2.8
Energies	1.6	1.2%	2.4	1.0
Grains	0.3	0.2%	0.5	0.2
Interest rates	4.0	3.0%	5.8	2.6
Livestock	0.0	0.0%	0.0	0.0
Metals	0.9	0.7%	1.1	0.5
Softs	0.2	0.2%	0.2	0.2
Stock indices	4.3	3.3%	6.9	2.3
	$15.1	11.4%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the nine months ended September 30, 2020. Average capitalization is the average of the Trust's approximate capitalization at the end of each of the nine months ended September 30, 2020. Dollar amounts represent millions of dollars.

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

ITEM 4. CONTROLS AND PROCEDURES

The Managing Owner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Trust as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the Managing Owner’s internal controls over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Managing Owner’s internal controls over financial reporting with respect to the Trust.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS

(a)	There have been no sales of unregistered securities of the Trust during the three months ended September 30, 2020.

(b)

Pursuant to the Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding and Units are not reissued once redeemed.

The following table summarizes the redemptions by Unitholders during the three months ended September 30, 2020.

	Series 1		Series 3		Series 4		Series 5
Date of Redemption	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit

July 31, 2020	1,027.659	$1,039.72	588.309	$1,539.14	-	$1,997.35	164.479	$1,461.92
August 31, 2020	1,580.070	1,020.37	567.138	1,515.66	-	1,969.76	-	1,438.72
September 30, 2020	1,181.570	1,036.87	648.016	1,545.43	262.631	2,011.37	-	1,466.06
Total	3,789.299		1,803.463		262.631		164.479

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
Managing Owner

Date: November 12, 2020
/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)