Form 10-K
period 2020-12-31
GLOBAL MACRO TRUST
filed 2021-03-30
CIK 1145765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended: December 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Documents Incorporated by Reference

Registrant’s Financial Statements for the years ended December 31, 2020, 2019 and 2018 and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2020, is incorporated by reference into Part II Item 8 and Part IV hereof and filed as an exhibit herewith.

PART I

Item 1.    Business

(a)    General development of business

Global Macro Trust (the “Trust”) is a Delaware statutory trust organized on July 23, 2001 pursuant to a Declaration of Trust and Trust Agreement (the “Trust Agreement”), under the Delaware Statutory Trust Act. The Trust originally filed a registration statement, under the Securities Act of 1933, as amended (the “Securities Act”), with the Securities and Exchange Commission (“SEC”) to register units of beneficial interest (the “Units”), which registration statement became effective March 26, 2002. Between April 1, 2002 and June 30, 2002, the Units were publicly offered at an initial price of $1,000 per Unit. The Trust commenced operations on July 1, 2002. The Trust has subsequently registered additional Units with the SEC. The net asset value of a Series 1 Unit that originally sold for $1,000 as of July 1, 2002 was $1,049.01 as of December 31, 2020. The net asset value of a Series 3 Unit that originally sold for $1,180.91 as of September 1, 2009 was $1,578.97 as of December 31, 2020. The net asset value of a Series 4 Unit that originally sold for $1,315.33 as of November 1, 2010 was $2,064.05 as of December 31, 2020. The net asset value of a Series 5 Unit that originally sold for $1,500.00 as of April 1, 2018 was $1,495.07 as of December 31, 2020.

Effective September 29, 2017, previously offered Series 1 and Series 2 Units are not being offered by the Trust. All Series 2 Units have been redeemed as of August 31, 2017, while outstanding Series 1 Units remain subject to their original terms.

As of December 31, 2020, Units were being offered on a monthly basis at net asset value per Unit. The Units are offered through a number of registered broker-dealer selling agents on a best efforts basis.

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

The Managing Owner invested $400 in the Trust as an initial capital contribution to the Trust and $2,000,000 in the Trust at the outset of trading and subsequently has contributed an additional $3,812,100 and has redeemed $49,698,779 as of December 31, 2020. After reflecting net income of $7,892,327 and profit share of $38,769,019 from inception up to and including December 31, 2020, this investment totaled $2,775,067, as of December 31, 2020.

(c)    Description of business

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

Trades generated by quantitative models may be profitable or unprofitable. Since the Managing Owner is well aware that many trades will ultimately lose money, its objective is to more-than cover those losses by generating more frequent and/or larger profitable trades than losing trades. During periods in which market behavior differs significantly from that analyzed to build the models, or periods where data inputs important to predicting price movements were not included in those analyzed to build the models, substantial losses are possible, and even likely.

The Managing Owner is engaged in an ongoing research effort to improve its investment and trading methods and to apply its quantitative analytic expertise to new financial products, markets and instruments.

Successful systematic trading depends on several elements. Two of the main factors are the development and selection of the trading systems used in each market and the allocation of portfolio risk among the markets available for trading.

Market environments change over time, and particular systems may perform well in one environment but poorly in another. Likewise, market sectors and individual markets go through periods where systematic trading is profitable and other periods where no system is able to generate any profits.

The goal of the Managing Owner’s research has been to develop and select a mix of systems in each market and to allocate risk across a wide array of markets, so as to contain overall portfolio risk within a targeted range, while allowing exposure to profitable opportunities.

Over more than 50 years, the Managing Owner and its predecessor entities have developed hundreds of trading systems. These trading systems generate buy or sell decisions in a particular market based on the analysis of a range of quantitative data, and the interactions of such data, in the particular market or in markets in general.

Of course, systems can be materially different — better in some periods and worse in others. Some of the main distinguishing characteristics include: the time frame over which systems work (e.g., intra-day to long-term); the granularity of data fed into them (e.g., tick data to daily, weekly or monthly frequencies); the amount of historical data used to learn the market structure; the statistical methods used to make forecasts; the type of data (e.g., price, price-derivative, fundamental and other quantitative data); and the source of data (e.g., cash, futures, option or equity markets-generated data or government-, and industry- or company-generated statistical information). No single system will work all the time. Therefore, the Managing Owner’s objective is to have several systems operating in conjunction with one another.

When arriving at the portfolio allocation, the Managing Owner generally seeks maximum diversification, subject to liquidity and sector concentration constraints and subject to the mandate of the strategy. Each market is traded using a diversified set of systems, which may be optimized for groups of markets, sectors or specific markets. The markets traded and allocations are reviewed at least monthly, although changes may occur more or less frequently. The following factors, among others, are considered in constructing a universe of markets to trade for the Trust: profitability, liquidity of markets, professional judgment, desired diversification, transaction costs, exchange regulations and depth of markets. The current allocation to any market in the Trust’s portfolio does not exceed 3.0% of total market exposure, measured by risk allocation.

Risk is a function of both price level and price volatility. For example, for any given level of volatility, a 100,000 barrel crude oil position is worth more and is, therefore, probably more risky with oil at $90 per barrel than with oil at $50 per barrel. Similarly, oil would be more risky if prices are moving in a 5% daily range than if prices are moving in a 1% daily range. The Managing Owner sizes the position in each market taking into account its measurement of risk based on price level and volatility in that market. Market exposure is then managed by the position-sizing models which measure the risk in the portfolio’s position in each market. In the event the model determines that the risk has changed beyond an acceptable threshold, it will signal a change in the position — a decrease in position size when risk increases and an increase in position size when risk decreases. The Managing Owner’s position-sizing models maintain overall portfolio risk and distribution of risk across markets within designated ranges. The position-sizing model manages the position traded in aggregate by the combination of the (directional) trading systems discussed above.

In addition, the Managing Owner’s risk management processes focus on money management principles applicable to the portfolio as a whole and also to individual markets. The first principle is portfolio diversification, which attempts to improve the quality of profits by reducing volatility.

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

Another important risk management function is the careful control of leverage or total portfolio exposure. Leverage levels are determined by simulating the entire portfolio — all markets, all systems, all risk control models, the exact weightings of the markets in the portfolio and the proposed level of leverage — over multiple years to determine the portfolio’s simulated risk and return characteristics as well as the simulated worst case drawdown experienced by the portfolio in the simulation period. The simulated worst case drawdown, or peak-to-trough drawdown, is measured from a daily high in portfolio assets to the subsequent daily low whether that occurs days, weeks or months after the daily high. If the Managing Owner considers the simulated drawdown too severe or the portfolio’s simulated volatility too high, it can set the leverage or level of the actual portfolio accordingly so as to reduce the total portfolio exposure. There are, however, no restrictions on the amount of leverage the Trust may use at any given time.

Decisions whether to trade a particular market require the exercise of judgment. The decision not to trade certain markets for certain periods, or to reduce the size of a position in a particular market, may result at times in missing significant profit opportunities.

The Managing Owner’s discretion and expertise in the execution of trades plays a role in timing of orders and, from time to time, the Managing Owner may adjust the size of a position, long or short, in any given market indicated by its systematic trading strategies. This exercise of discretion (other than in trade execution) has historically been very rare and would generally occur only in response to unusual market conditions that may not have been factored into the design of the trading systems. Such adjustments would be done with the intention of reducing risk exposures as opposed to seeking additional risk. Decisions to make such adjustments also require the exercise of judgment and may include consideration of the volatility of the particular market; the pattern of price movements, both inter-day and intra-day; open interest; volume of trading; changes in spread relationships between various forward contracts; and overall portfolio balance and risk exposure.

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

The Trust pays the Managing Owner an annual management fee equal to 1.75% of the average month-end net assets attributable to the Series 3 Units after reduction for expenses but before reduction for any accrued but unpaid management fees or Series 3 profit share. Series 3 Units are also charged for their pro rata share of the Trust’s actual trade execution and clearing costs, including electronic platform trading costs, estimated at approximately 0.45% of the Trust’s average month-end net assets per year attributable to the Series 3 Units. The Trust pays the Managing Owner a profit share attributed to the Series 3 Units equal to 20% of any cumulative new trading profit of the Series 3 Units in the aggregate, determined as of the end of each calendar year. The annual Series 3 profit share is calculated net of management fees, execution and clearing costs, and ongoing offering and administrative expenses and excluding interest income.

Series 4 Units are charged for their pro rata share of the Trust’s actual trade execution and clearing costs, including electronic platform trading costs, estimated at approximately 0.45% of the Trust’s average month-end net assets per year attributable to the Series 4 Units. Series 4 Units are not charged a management fee or profit share.

With respect to the Series 5 Units, the Trust pays the Managing Owner an annual management fee equal to 2.50% of the average month-end net assets attributable to the Series 5 Units after reduction for expenses but before reduction for any accrued but unpaid management fees or Series 5 profit share. From this amount, the Managing Owner will pay up to 0.75% per year of the Trust’s net assets attributable to Series 5 Units to the selling agents, provided that cumulative compensation paid to selling agents for Series 5 Units will not exceed 9.5% of the gross offering proceeds from the sale of Series 5 Units. Once the 9.5% threshold is reached with respect to a Series 5 Unit, the selling agent will receive no future compensation and the up to 0.75% amount that would otherwise be paid to the selling agent for that Series 5 Unit will instead be rebated to the Trust for the benefit of all Series 5 Unitholders. Series 5 Units are also charged for their pro rata share of the Trust’s actual trade execution and clearing costs, including electronic platform trading costs, estimated at approximately 0.45% of the Trust’s average month-end net assets per year attributable to the Series 5 Units. The Trust pays the Managing Owner a profit share attributed to the Series 5 Units equal to 20% of any cumulative new trading profit of the Series 5 Units in the aggregate, determined as of the end of each calendar year. The annual Series 5 profit share is calculated net of management fees, execution and clearing costs, and ongoing offering and administrative expenses and excluding interest income.

The Trust’s organizational and initial offering costs were paid by the Managing Owner without reimbursement from the Trust or the Unitholders. The Trust pays all of its expenses incurred in the ordinary course of its business and any extraordinary expenses, if applicable.

Deutsche Bank Securities Inc. (“Deutsche Bank”), BofA Securities Inc. (“BofA”) and ) and Goldman Sachs & Co. LLC (“GS&Co”) act as the futures brokers for the Trust. The Trust also currently executes currency forward trades with Deutsche Bank AG and Bank of America, N.A., which serve as the Trust’s prime brokers for such transactions. The Trust pays “bid ask” spreads on its forward trades, as such spreads are incorporated into the pricing of forward contracts. The Managing Owner monitors the Trust’s trades to ensure that the prices it receives are competitive.

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

Regulation

Under the Commodity Exchange Act, as amended (the “CEA”), commodity exchanges and futures trading are subject to regulation by the CFTC. NFA, a “registered futures association” under the CEA, is the only non-exchange self-regulatory organization for futures industry professionals. The CFTC has delegated to NFA responsibility for the registration of CTAs, CPOs, “futures commission merchants,” “introducing brokers,” “swap dealers” and their respective associated persons and “floor brokers” and “floor traders.” The CEA requires CPOs and CTAs, such as the Managing Owner, and commodity brokers or futures commission merchants (“FCMs”) and swap dealers, such as Deutsche Bank, Deutsche Bank AG, BofA, Bank of America, N.A. and GS&Co to be registered and to comply with various reporting and record keeping requirements. The CFTC may suspend a CPO’s or CTA’s registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations. In the event that the registration of the Managing Owner as a CPO or a CTA were terminated or suspended, the Managing Owner would be unable to continue to manage the business of the Trust. Should the Managing Owner’s registration be suspended, termination of the Trust might result.

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

(1)(i) through (v) - not applicable.

(2)(i) - not applicable.

2(ii) - the Trust has no employees.

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

The Trust Trades and Invests in Futures and Forward Contracts. Futures and Forward Contract Trading is Speculative and may Result in Losses.

Futures and forward contracts are leveraged instruments; leverage magnifies losses as well as gains. The prices of futures and forward contracts can be volatile leading to volatile performance of the Trust. Futures and forward contract markets may become illiquid from time to time potentially making it difficult for the Trust to enter or exit trading positions potentially resulting in lost opportunities or actual losses for the Trust. A Trust counterparty, such as a Clearing Broker, may fail, potentially resulting in losses for the Trust.

The Trust Is a Highly Leveraged Investment

The Trust acquires positions with an aggregate face value of as much as eight to ten times or more of its total equity. Consequently, small adverse movements in the prices of the Trust’s open positions can cause significant losses.

The Performance of the Trust Will Be Volatile

The Managing Owner expects that the performance of the Trust will be volatile. The Trust may suffer sudden and substantial losses from time to time and the day-to-day value of the Units will be variable and uncertain. The net asset value per Unit may change materially between the date on which you subscribe for Units and the date the Units are issued or the date you request a redemption and the month-end redemption date. In the last five years, monthly returns for the Series 1 Units, adjusted to reflect the cost/fee structure of the Series 5 Units, the highest fee paying Units currently offered, have ranged from up 6.32% to down 11.54%.

The Trust’s Expenses Will Cause Losses Unless Offset by Profits and Interest Income

The Trust pays annual expenses of up to approximately 3.00%, 1.25% and 3.75% of its average month-end net assets attributable to Series 3 Units, Series 4 Units and Series 5 Units, respectively. The Trust must earn trading profits and interest income allocable to each Series at least equal to these expenses to avoid losses. To the extent the Trust’s Net Assets decline, fixed costs of the Trust will constitute a greater percentage of the Trust’s Net Assets.

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

The Managing Owner’s Trading Systems Have Been Developed Over Time and Are Subject to Change

In executing its trading method, the Managing Owner uses combinations of trading systems to generate buy and sell signals in the various markets traded. The Managing Owner has developed, modified, retained and discarded numerous systems over more than 49 years. Consequently, some of the trading systems and combinations of systems currently being used to trade accounts pursuant to the Diversified Portfolio as the Trust is so traded, are not identical to those used 1, 5, 10, 15, 20 or more years ago.

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

Epidemics and Pandemics May Lead to Severe Market Disruptions and May Impair the Operational Capabilities of the Managing Owner and the Trust’s Service Providers

Since the mid-1990s, the world has seen a number of outbreaks of new viral illnesses of varying severity, including avian flus, Severe Acute Respiratory Syndrome (SARS), Middle East Respiratory Syndrome (MERS), the H1N1 Flu (Swine Flu), and COVID-19 caused by the novel Coronavirus known as SARS–CoV-2. The responses to these outbreaks have varied as has their impact on human health, local economies and the global economy, and it is impossible at the outset of any such outbreak to estimate accurately what the ultimate impact of any such outbreak will be. Protective measures taken by governments and the private sector, including the Managing Owner, to mitigate the spread of any such illness, including travel restrictions and outright bans, mandatory business closures, quarantines, and work-from-home arrangements, may lead to, or may be expected to lead to, wide spread economic damage, resulting in severe disruptions in the markets in which the Trust trades and, potentially, adversely affecting the Trust’s profit potential; and the spread of any such illness within the offices of the Managing Owner, the Trust’s service providers, and/or the exchanges and other components of market infrastructure could severely impair the operational capabilities of the Managing Owner, the Trust’s service providers or various markets themselves resulting in harm to the Trust’s business and its operating results.

Item 1B. Unresolved Staff Comments

Not required.

Item 2.   Properties

The Trust does not own or use any physical properties in the conduct of its business. The Managing Owner performs administrative services for the Trust from its offices.

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

(b)    Holders

As of December 31, 2020, there were 2,648 holders of Series 1 Units, 375 holders of Series 3 Units, 1 holder of Series 4 Units and 78 holders of Series 5 Units.

(c)    Dividends

No distributions or dividends have been made on the Units, and the Managing Owner has no present intention to make any.

(d)    Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)    Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There have been no sales of unregistered securities of the Trust during 2018, 2019 or 2020.

(f)    Purchases of Equity Securities by the Issuer

Pursuant to the Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following table summarizes the redemptions by Series 1, Series 3 and Series 5 Unitholders during the fourth calendar quarter of 2020. There were no redemptions by Series 4 Unitholders during the fourth calendar quarter of 2020.

	Series 1 Units	Series 1	Series 3 Units	Series 3	Series 5 Units	Series 5
Redemption Date	Redeemed	Unit NAV	Redeemed	Unit NAV	Redeemed	Unit NAV
October 31, 2020	(900.106)	989.73	(412.915)	1,480.01	(20.152)	1,403.13
November 30, 2020	(723.001)	1,017.26	(552.880)	1,526.22	(16.596)	1,446.03
December 31, 2020	(895.188)	1,049.01	(564.548)	1,578.97	0.000	1,495.07
	(2,518.295)		(1,530.343)		(36.748)

Item 6.    Selected Financial Data

The following is a summary of operations for the fiscal years 2020, 2019, 2018, 2017, and 2016 and total assets of the Trust at December 31, 2020, 2019, 2018, 2017, and 2016.

	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016
Revenue:
Total net realized and unrealized gains (losses)*	$(14,955,587)	$12,434,370	$3,620,317	$18,538,067	$34,647,535
Interest income	1,327,184	3,656,672	3,066,530	1,749,536	941,571

Expenses:
Profit share	-	348,815	68,133	308,026	551,582
Administrative expenses**	931,523	1,209,040	1,075,611	1,480,909	1,232,905
Brokerage fees***	5,272,167	7,521,212	9,318,297	11,717,034	12,411,325
Management fees	594,605	637,980	560,465	541,502	460,718

Net income (loss) after profit share to Managing Owner	$(20,426,698)	$6,373,995	$(4,335,659)	$6,240,132	$20,932,576

Total assets	$116,573,115	$165,391,932	$177,756,293	$223,750,484	$230,758,101
Total Trust capital	$114,170,693	$159,810,538	$174,548,246	$211,845,564	$223,164,728
Net Asset Value per Series 1 Unit	$1,049.01	$1,216.50	$1,185.46	$1,218.29	$1,196.11
Net Asset Value per Series 2 Unit****	$-	$-	$-	$-	$1,522.28
Net Asset Value per Series 3 Unit	$1,578.97	$1,756.46	$1,654.06	$1,627.18	$1,545.19
Net Asset Value per Series 4 Units	$2,064.05	$2,256.20	$2,068.44	$1,995.85	$1,838.98
Net Asset Value per Series 5 Units*****	1,495.07	1,675.67	1,589.56	-	-
Increase (decrease) in Net Asset Value per Series 1 Unit	$(167.49)	$31.04	$(32.83)	$22.18	$104.24
Increase (decrease) in Net Asset Value per Series 2 Unit	$-	$-	$-	$60.16	$156.98
Increase (decrease) in Net Asset Value per Series 3 Unit	$(177.49)	$102.40	$26.88	$81.99	$161.47
Increase (decrease) in Net Asset Value per Series 4 Units	$(192.15)	$187.76	$72.59	$156.87	$264.30
Increase (decrease) in Net Asset Value per Series 5 Units	$(180.60)	$86.11	$89.56	$-	$-

*	From trading of futures, forward and swap contracts, foreign exchange transactions and U.S. Treasury obligations.

**	Includes custody fees and other expenses.

***	Net of Managing Owner commission rebate to Unitholders for the years ended December 31, 2020 (567,734), 2019 ($560,036), 2018 ($627,923), 2017 ($745,218), and 2016 ($777,662).

****	All Series 2 Units have been redeemed as of August 31, 2017.

*****	Series 5 Units were first issued on April 1, 2018.

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

The Trust’s assets are generally held as cash or cash equivalents, including short-term U.S. government obligations, which are used to margin the Trust’s futures, forward and spot currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Trust’s futures, forward and spot trading, the Trust’s assets are highly liquid and are expected to remain so. During its operations through December 31, 2020, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

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

2020

During 2020, the Trust achieved net realized and unrealized losses of $14,955,587 from its trading operations (including foreign exchange transactions and translations). Brokerage fees of $5,839,901, management fees of $594,605, administrative expenses of $904,901 and custody fees and other expenses of $26,622 were paid or accrued. Interest income of $1,327,184 and Managing Owner commission rebate to Unitholders of $567,734 partially offset the Trust’s expenses resulting in a net loss after profit share to the Managing Owner of $20,426,698.

An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	3.17%
Energies	1.47%
Grains	1.00%
Interest rates	(3.89)%
Livestock	0.25%
Metals	0.55%
Softs	(0.20)%
Stock indices	(10.63)%

Total	(8.28)%

The Trust was unprofitable in 2020 as losses from trading equity, interest rate and soft commodity futures outdistanced profits from trading currency forwards and energy, grain, metal and livestock futures.

Economic activity and financial and commodity markets, which had been underpinned early in the year by the U.S.-China trade deal, accommodative global monetary policy and the election in Great Britain, collapsed as COVID-19 became a global pandemic. Market participants came to the realization that the measures to contain the disease would not last weeks or months, but would last for at least several quarters. As the scope and duration of the damage to global demand became evident, the selling of financial and commodity investments cascaded towards the end of the first quarter.

In response, strong, coordinated and unprecedented monetary and fiscal measures were implemented by countries across the globe. For example, in the U.S., the Federal Reserve (the “Fed”), during two emergency meetings in March, cut interest rates by 1.5% to nearly zero. At its September meeting, the Fed shifted to an average inflation targeting regime that set a higher bar for rates to be raised. The Fed also expanded its Quantitative Easing (“QE”), swap lines and other lending facilities beyond that seen during the Global Financial Crisis of 2008. A U.S. fiscal stimulus package measured at about 10% of gross domestic product (“GDP”) was approved on March 25 and added to two smaller packages announced early in March. In December, Congress approved further fiscal stimulus worth $900 million or 4% of GDP. A steady stream of similar policy actions were announced by monetary and fiscal authorities worldwide beginning in March and throughout the final three quarters of 2020. In 2020, there were 207 central bank interest rate cuts according to CBRates.com. According to Morgan Stanley, G4 Central bank balance sheets expanded by $13 trillion (29% of GDP) to $29 trillion and G4+BRIC government deficits expanded to 13.3% of GDP from 5.2% in 2019.

During the last three quarters of 2020, market sentiment improved significantly, coinciding with improvements in economic activity as economies cautiously reopened, and sporadic but increasingly encouraging news concerning the rapid development of COVID-19 therapies and vaccines, which culminated with initial vaccinations in the U.S. and Europe in December. However, this overall attitude improvement was muted periodically by: outbreaks of new COVID-19 variants, hotspots and lockdowns (such as the U.K. in December), the continuing statistical reports on unemployment and travel and tourism, persistent tensions between the U.S. and other western countries with China, uncertainty around the U.S. presidential and congressional elections, and Brexit talks, as markets saw episodic decelerations in economic momentum and turbulence.

During the first quarter, broad-based losses were sustained on long positions in U.S., Canadian, European, British, Japanese, non-Japanese Asian and emerging markets equity index futures and on a short VIX trade. While equity futures gains were widespread over the final three quarters of the year, those gains fell short of the first quarter losses. Overall, trading of European, British, non-tech U.S., Japanese, Australian, Korean, Singaporean, Thai, Indian and VIX index futures were unprofitable. On the other hand, long Chinese, Taiwanese and NASDAQ index futures positions were profitable.

Entering 2020, interest rates had been firming on the basis of a modest improvement in the economic outlook. For example, the 10-year U.S. Treasury yield was near 1.90%. Then, as the pandemic struck, volatility soared and returns on government debt plunged erratically as market participants were buffeted by a variety of cross currents including: the pandemic’s actual and anticipated negative impact on global growth and inflation; increased demand for government debt; a rush for liquidity and U.S. dollars that at times led to a forced liquidation of government debt; central bank official rate cuts during March; and creation of numerous liquidity provision and QE programs designed to stabilize struggling financial markets globally. The U.S. 10-year yield fell to 0.54% on March 9, jumped to 1.19% nine days later, and closed at the end of March at 0.70%. Losses were sustained trading global note and bond interest rate futures. During the second quarter and the beginning of the third quarter, long interest rate futures positions were profitable as accommodative monetary policy, safe haven buying, declining inflation and shrinking economies kept downward pressure on interest rates. Then, after briefly dipping to a 2020 low just under 0.50% in early August, the U.S. 10-year yield moved higher in a saw-toothed manner through year-end, producing losses from trading interest rate futures. Concern about the ability of governments to trust fiscal deficits and debt, worries about the potential for future increases in inflation (underscored by the announcement of the Fed’s new average inflation targeting policy), and hope for a strong global economic rebound as vaccinations become widespread raised concerns about increasing inflation, rising long-term interest rates, and steepening yield curves. The U.S. 10-year yield closed 2020 at 0.93%. Overall for the year, trading of U.S., German, British, French, Australian and Canadian note and bond futures was unprofitable. On the other hand, long positions in short-term Eurodollar, U.K. sterling, Italian and Australian interest rate futures and in Italian bond futures produced profits partially offsetting losses, especially from early in 2020.

The U.S. dollar vacillated narrowly before spiking higher by 8-9% in mid-March corresponding to a pandemic-driven safe haven demand. Thereafter, from late March through year-end, the U.S. dollar fell about 13-15% in volatile trading, as market participants saw the pillars of dollar strength eroded. The interest rate differential that had previously favored the U.S. dollar collapsed and the Fed cut policy rates to nearly zero. Numerous other Fed programs, including expanded swap lines, reduced fears of a U.S. dollar shortage. The discussion and passage of a joint European fiscal program led to euro strength versus the U.S. dollar. Growth in China and throughout Asia led to gains for the renminbi and Asian currencies more generally. Uncertainty around the U.S. Presidential and Congressional elections also affected enthusiasm for the U.S. dollar. The Brexit agreement was a fillip for the pound. The November vaccine approvals and December start of vaccine distribution failed to stem the U.S. dollar decline. For the year, short U.S. dollar trades versus the euro, Singapore dollar, South African rand and a few other currencies were profitable. Long U.S. dollar positions against the Brazilian real and Turkish lira were profitable: both countries faced currency crises during the first half of 2020. Both long and short U.S. dollar positions relative to the Swiss franc, Russian ruble and British pound sterling were periodically profitable. A long euro/short Norway trade was profitable during the March collapse of oil. On the other hand, long U.S. dollar trades against the Japanese yen, Australian dollar, Canadian dollar, Norwegian kroner and Mexican peso registered partially offsetting losses, as did trading the U.S. dollar against the currencies of Poland, Sweden and Colombia.

Oil prices fell to their lowest levels in more than 20 years as demand collapsed as the pandemic spiked and supply surged in the face of the unrelenting price war between Saudi Arabia and Russia. The price of WTI crude oil, which had eased down from $61/barrel at the end of 2019 to about $54/barrel on February 20, plunged precipitously thereafter, dropping below $12/barrel near the end of April—after briefly falling below zero in mid-April. Consequently, short positions in Brent crude, WTI crude, RBOB gasoline, London gas oil, heating oil and natural gas were highly profitable, particularly in March. During the final three quarters of the year, trading of energy futures produced partially offsetting losses. Supply reductions from Organization of the Petroleum Exporting Countries (“OPEC+”) via agreement and from non-OPEC+ producers put a floor under the market and helped the price rise sharply to nearly $40/barrel in early June. From June through October, crude oil prices vacillated in the $36-43/barrel range as production control efforts and signs of economic reopening undergirded prices while the demand destruction partially caused by the COVID-19 pandemic restrained any upward impulse. However, during November and December, the development, approval and start of COVID-19 vaccinations globally, the passage of a relief package in the U.S., a final Brexit Trade agreement and U.S. election results drove prices toward $50/barrel, even as OPEC+ slightly loosened its production constraints. On balance, trading of Brent crude oil, WTI crude oil, RBOB gasoline, and London gas oil was profitable. Short natural gas positions were profitable early in 2020 as the pandemic reduced demand and again later in the year as warmer than normal weather impacted prices. Meanwhile, trading of heating oil posted partially offsetting losses.

Grain trading was fractionally profitable despite volatile prices influenced by the pandemic, the weakening U.S. dollar, inventory questions and drought worries late in year. Early in the year, a short soybean position was profitable as prices fell in response to sizable inventories and a pandemic-related China trade slowdown. During the fourth quarter, long soybean, soybean meal and soybean oil trades were profitable when revived Chinese demand, the falling U.S. dollar and weather concerns impacted grain prices. Meanwhile, short wheat trades produced partially offsetting losses, particularly late in the year when prices jumped higher on drought worries for Brazil, Argentina, the Black Sea region and parts of the U.S.

Trading of metal futures was fractionally profitable. A long gold trade was profitable during the January-April period due to safe haven demand and again at year end in response to a weakening U.S. dollar. Long London zinc and copper trades during the fourth quarter were also somewhat profitable. On the other hand, trading of silver and a short New York copper position during the April-August time frame produced partially offsetting losses.

Finally, the small profit from trading live cattle largely offset the small losses sustained from a short sugar position and trading coffee.

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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest and lowest amounts of trading Value at Risk associated with the Trust’s open positions by market category for the fiscal years ended December 31, 2020 and 2019. During fiscal years 2020 and 2019, the Trust’s average total capitalization was approximately $128 million and $165 million, respectively.

Fiscal Year 2020
	Average	% of Average	Highest	Lowest
Market Sector	Value at Risk	Capitalization	Value At Risk	Value At Risk
Currencies	$3.7	2.8%	$5.3	$2.8
Energies	$1.5	1.2%	$2.4	$1.0
Grains	$0.4	0.3%	$0.5	$0.2
Interest rates	$4.2	3.3%	$5.8	$2.6
Livestock	$0.0	0.0%	$0.0	$0.0
Metals	$1.0	0.8%	$1.4	$0.5
Softs	$0.2	0.2%	$0.2	$0.2
Stock indices	$5.0	3.9%	$6.9	$2.3
Total	$16.0	12.5%

Fiscal Year 2019
	Average	% of Average	Highest	Lowest
Market Sector	Value at Risk	Capitalization	Value At Risk	Value At Risk
Currencies	$5.5	3.3%	$6.9	$4.0
Energies	$1.6	1.0%	$2.2	$1.3
Grains	$0.6	0.4%	$0.8	$0.5
Interest rates	$2.8	1.7%	$3.0	$2.6
Livestock	$0.0	0.0%	$0.1	$0.0
Metals	$0.7	0.4%	$1.1	$0.5
Softs	$0.3	0.2%	$0.4	$0.2
Stock indices	$7.3	4.4%	$8.2	$6.1
Total	$18.8	11.4%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts during the fiscal year. Average Capitalization is the average of the Trust’s approximate capitalization at the end of each month during the fiscal years 2020 and 2019. Dollar amounts represent millions of dollars.

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

The following were the primary trading risk exposures of the Trust as of December 31, 2020, by market sector.

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

The following were the only non-trading risk exposures of the Trust as of December 31, 2020.

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

Item 8.   Financial Statements and Supplementary Data

Financial statements required by this item, including the report of Deloitte & Touche LLP for the fiscal years ended December 31, 2020, 2019, and 2018, are included as Exhibit 13.01 to this report.

The following summarized quarterly financial information presents the results of operations for the three month periods ended March 31, June 30, September 30 and December 31, 2020 and 2019. This information has not been audited.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	2020	2020	2020	2020
Interest Income:	$63,138	$211,661	$392,189	$660,196
Net Realized and Unrealized Gains (Losses):	3,143,741	4,642,173	3,126,813	(25,868,314)

Expenses*:	1,477,902	1,606,714	1,687,589	2,026,090

Net Income (Loss):
Increase (Decrease) in Net Asset Value per Series 1 Unit	12.14	22.88	9.65	(212.16)
Increase (Decrease) in Net Asset Value per Series 3 Unit	33.54	49.82	30.17	(291.02)
Increase (Decrease) in Net Asset Value per Series 4 Unit	52.68	73.34	47.39	(365.56)
Increase (Decrease) in Net Asset Value per Series 5 Unit	29.01	44.59	26.06	(280.26)

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	2019	2019	2019	2019
Interest Income:	$804,893	$893,971	$994,982	$962,826
Net Realized and Unrealized Gains (Losses):	7,267,043	1,533,861	774,866	2,858,600

Expenses:	2,491,895	2,356,573	2,341,926	2,526,653

Net Income (Loss):
Increase (Decrease) in Net Asset Value per Series 1 Unit	38.81	(4.21)	(8.69)	5.13
Increase (Decrease) in Net Asset Value per Series 3 Unit	61.63	11.51	6.83	22.43
Increase (Decrease) in Net Asset Value per Series 4 Unit	104.70	24.61	16.89	41.56
Increase (Decrease) in Net Asset Value per Series 5 Unit	56.47	8.11	4.13	17.40

*	Expenses are inclusive of accruals and reversals of accruals of profit share to the Managing Owner.

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

The Managing Owner assessed the effectiveness of its internal control over financial reporting with respect to the Trust as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on its assessment, management has concluded that, as of December 31, 2020, the Managing Owner’s internal control over financial reporting with respect to the Trust is effective based on those criteria.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the Managing Owner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in the Trust’s internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The principals and senior officers of the Managing Owner as of December 31, 2020 are as follows:

Harvey Beker, age 67. Mr. Beker is Chairman of the Managing Owner and serves as a member of the Managing Owner’s Investment Committee. He received a Bachelor of Arts degree in economics from New York University (“NYU”) in 1974 and a Master of Business Administration degree in finance from NYU in 1975. From June 1975 to July 1977, Mr. Beker was employed by the investment bank Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies. From July 1977 to June 1978, Mr. Beker was a futures trader at the commodities and securities brokerage firm of Clayton Brokerage Co. of St. Louis. Mr. Beker joined The Millburn Corporation in June 1978. He initially served as the Director of Operations for its affiliate, Millburn Partners, and most recently thereafter served as Co-Chief Executive Officer of the Managing Owner and Chairman and Chief Executive Officer of The Millburn Corporation until November 1, 2015. During his tenure at the Managing Owner (including its former affiliates, The Millburn Corporation, Millburn Partners and CommInVest Research Limited Partnership (“CommInVest”)), he has been instrumental in the development of the research, trading and operations areas. Mr. Beker became a principal of the firm in June 1982, and a partner in the predecessor to ShareInVest Research L.P. (“ShareInVest”) in April 1982. Mr. Beker became registered as an Associated Person and a Swap Associated Person of the Managing Owner effective November 25, 1986 and March 8, 2013, respectively. He was also listed as a Principal and registered as an Associated Person of ShareInVest effective February 20, 1986 until February 25, 2007. Since March 20, 2020 Mr. Beker has also served as Chairman of Millburn Asia, LLC and Millburn International, LLC (collectively, “Millburn International Group”) and prior to that date served as Co-Chairman of each such entity since its inception.

Gregg R. Buckbinder, age 62. Mr. Buckbinder is President and Chief Operating Officer of the Managing Owner. He joined the Managing Owner and The Millburn Corporation in January 1998 from Odyssey Partners, L.P., an investment management firm, where he was responsible for the operation, administration and accounting of the firm’s merchant banking and managed account businesses from July 1990 through December 1997. Mr. Buckbinder was employed by Tucker Anthony, a securities broker and dealer, from June 1985 to July 1990 where he was First Vice President and Controller, and from August 1983 to June 1984 where he designed and implemented various operations and accounting systems. He was with the public accounting firm of Ernst & Whinney from June 1984 to June 1985 as a manager in the tax department and from September 1980 to August 1983 as a senior auditor, with an emphasis on clients in the financial services business. Mr. Buckbinder graduated cum laude from Pace University (“Pace”) in 1980 with a B.B.A. in accounting and received an M.S. in taxation from Pace in 1988. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. Mr. Buckbinder served as Senior Vice-President of the Managing Owner and The Millburn Corporation until November 1, 2015, the Chief Financial Officer of the Managing Owner until February 1, 2020, and has since served as the President and Chief Operating Officer of both entities with his affiliation with The Millburn Corporation ceasing on December 31, 2018 upon The Millburn Corporation’s merger into the Managing Owner. Mr. Buckbinder has also served as Senior Vice President, Chief Operating Officer and a Director of each entity in Millburn International Group since inception. Mr. Buckbinder became listed as a Principal of the Managing Owner effective February 5, 1999. He became listed as a Principal of The Millburn Corporation effective March 23, 1998 until January 17, 2019 following The Millburn Corporation’s merger into the Managing Owner. Mr. Buckbinder became a partner in ShareInVest in January 2000. He was also listed as a Principal of ShareInVest effective February 28, 2001 until February 25, 2007.

Michael W. Carter, age 51. Mr. Carter is a Vice President, Director of Operations and Principal Accounting Officer of the Managing Owner. He is responsible for overseeing operations and accounting for the firm’s commodity pools. Mr. Carter has served as Principal Accounting Officer of the Managing Owner since May 2014, and prior to the merger of The Millburn Corporation into the Managing Owner on December 31, 2018, also served as Vice President and Director of Operations of The Millburn Corporation since January 2011, maintaining responsibility for the entity’s operations. Mr. Carter previously held the positions of Fund Controller (February 2001 until February 2011) and Senior Accountant (March 2000 until February 2001) with The Millburn Corporation. He graduated from Rutgers, The State University of New Jersey – Newark in May 1997 with a B.S. in Accounting. Prior to joining the Managing Owner and its affiliates in March 2000, he was employed with the accounting firm Rothstein Kass & Company, P.C., as a fund accountant from March 1997 until September 1997 and as a staff auditor from September 1997 until June 1999, and then an equity analyst covering restaurants with the brokerage firm of Sidoti & Company, LLC, which conducts independent small-cap equity research for institutional investors, from June 1999 until February 2000. He is a Certified Public Accountant. Mr. Carter became listed as Principal of the Managing Owner effective April 22, 2014. Mr. Carter’s affiliation with The Millburn Corporation ceased on December 31, 2018 upon its merger into the Managing Owner.

Steven M. Felsenthal, age 51. Mr. Felsenthal is General Counsel and Chief Compliance Officer of the Managing Owner. Prior to joining the Managing Owner and its affiliates (including its former affiliate The Millburn Corporation) in January 2004, Mr. Felsenthal was a senior associate in the investment management group at the law firm of Schulte Roth & Zabel LLP (September 1999 to January 2004), where he represented and advised hedge funds, registered investment companies, investment advisers, broker-dealers and banks in connection with all facets of their asset management businesses, and a member of the tax department of the law firm of Kramer, Levin, Naftalis & Frankel LLP (October 1996 to September 1999). He graduated cum laude from Yeshiva University in 1991 with a B.A. in political science, and order of the coif from Fordham University School of Law in 1996, where he also served as an editor of the Fordham Environmental Law Journal. Mr. Felsenthal received an LL.M degree in taxation from NYU School of Law in 2001 and has written and been quoted in numerous published articles, and frequently speaks at conferences, on various topics related to investment management. Mr. Felsenthal is a member of the New York State Bar (since August 1997), a member of NFA’s Compliance and Risk Committee (since May 2014), a member of MFA’s CTA, CPO and Futures Committee, serving as a Chair (since April 2018) and Vice Chair (February 2017 to April 2018), a former member of the Steering Committee of MFA’s Chief Compliance Officer Forum (June 2014 to December 2015), former Chairman of MFA’s CPO/CTA Advisory Committee (November 2006 to June 2010) and former Co-Chairman of the Steering Committee of MFA’s CPO/CTA Forum (June 2010 to January 2013), is currently a member of the Editorial Boards of the Journal of Securities Operations & Custody (formerly known as the Journal of Securities Law, Regulation and Compliance) (since February 2007) and the Journal of Financial Compliance (since August 2017) and a regular lecturer for the Regulatory Compliance Association’s Chief Compliance Officer University (since May 2009). Mr. Felsenthal also served as General Counsel, Chief Compliance Officer and Secretary of each entity in Millburn International Group since inception. Mr. Felsenthal became listed as a Principal of the Managing Owner effective June 24, 2004. Mr. Felsenthal also served as General Counsel and Chief Compliance Officer of ShareInVest. Mr. Felsenthal’s affiliation with The Millburn Corporation ceased on December 31, 2018 upon its merger into the Managing Owner.

Mark B. Fitzsimmons, age 73. Mr. Fitzsimmons is a Senior Vice President of the Managing Owner. His responsibilities mainly involve business development. He joined the Managing Owner and its affiliates (including its former affiliate The Millburn Corporation) in January 1990 from the brokerage firm of Morgan Stanley & Co. Incorporated, a global financial services firm, where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm from October 1987 until January 1990. From September 1977 to October 1987, he was with the financial institution Chemical Bank New York Corporation (“Chemical”), first as a Senior Economist in Chemical’s Foreign Exchange Advisory Service and later as a Vice President and Manager of Chemical’s Corporate Trading Group. While at Chemical he also traded both foreign exchange and fixed income products. From September 1973 to September 1977, Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department. He graduated summa cum laude from the University of Bridgeport, Connecticut in 1970 with a B.S. degree in economics. His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973. Mr. Fitzsimmons became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the Managing Owner effective July 2, 1993, April 15, 2009, and March 8, 2013, respectively. Mr. Fitzsimmons was a partner in ShareInVest beginning in January 2000. He was also a listed Principal of ShareInVest effective May 19, 1999 until February 25, 2007. Mr. Fitzsimmons also served as a Senior Vice President of The Millburn Corporation until December 31, 2011 with his main responsibilities including business development and investment strategy.

Barry Goodman, age 63. Mr. Goodman is Co-Chief Executive Officer and Executive Director of Trading of the Managing Owner, and serves as a member of the Managing Owner’s Investment Committee. Mr. Goodman plays an integral role in business and product development, and in the strategic direction of the firm as a whole. Mr. Goodman joined the Managing Owner (including its former affiliate The Millburn Corporation) and Millburn Partners in November 1982 as Assistant Director of Trading and thereafter served as Executive Vice President of the Managing Owner and The Millburn Corporation until November 1, 2015. Mr. Goodman has since served as Co-Chief Executive Officer and Executive Director of Trading of both entities with his affiliation with The Millburn Corporation ceasing on December 31, 2018 upon the merger of The Millburn Corporation into the Managing Owner. His responsibilities include overseeing the firm’s trading operations and managing its trading relationships, as well as the design and implementation of trading systems. From September 1980 through October 1982, he was a commodity trader at the brokerage firm of E. F. Hutton & Co., Inc. (“E.F. Hutton”). At E.F. Hutton, he also designed and maintained various technical indicators and coordinated research projects pertaining to the futures markets. Mr. Goodman graduated magna cum laude from Harpur College of the State University of New York in 1979 with a B.A. in economics. Mr. Goodman has also served as President and a Director of each entity in Millburn International Group since inception. Mr. Goodman became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the Managing Owner effective December 19, 1991, May 23, 1989 and January 14, 2013, respectively. He became a partner in ShareInVest in January 1994. Mr. Goodman was a listed Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Grant N. Smith, age 69. Mr. Smith is Co-Chief Executive Officer and Chief Investment Officer of the Managing Owner, and serves as a member of the Managing Owner’s Investment Committee. He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm. He received a B.S. degree from the Massachusetts Institute of Technology (“MIT”) in 1974 and an M.S. degree from MIT in 1975. While at MIT, he held several teaching and research positions in the computer science field and participated in various projects relating to database management. He joined the predecessor entity to The Millburn Corporation in June 1975, and has been continuously associated with the Managing Owner and its affiliates since that time. Mr. Smith served as the Executive Vice President of the Managing Owner and The Millburn Corporation until November 1, 2015 and as the Director of Research of both such entities until May 31, 2016. He has since served as the Co-Chief Executive Officer and Chief Investment Officer of both entities with his affiliation with The Millburn Corporation ceasing on December 31, 2018 upon the merger of The Millburn Corporation into the Managing Owner. He has also served as a Director of each entity in Millburn International Group since inception, where he, along with the other Directors of each of those entities, is responsible for its overall management. Mr. Smith became listed as a Principal and registered as an Associated Person and Swap Associated Person of the Managing Owner, effective December 19, 1991, April 15, 2009 and March 8, 2013, respectively. Mr. Smith also became a partner in ShareInVest in January 1994. He also was listed as a Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Ilon Wu, age 44. Ms. Wu is a Vice President and Chief Financial Officer of the Managing Owner.  Her areas of responsibility include overseeing the accounting and finance for the Managing Owner and accounting and administration of many of the investment vehicles managed by the Managing Owner.  Ms. Wu has served as Chief Financial Officer of the Managing Owner since January 2020, before which she served as Controller of The Millburn Corporation (since January 2011), a position she held prior to the merger of The Millburn Corporation into the Managing Owner on December 31, 2018, and then in the same capacity at the Managing Owner. Ms. Wu previously held the positions of Assistant Controller (August 2005 until December 2010) and Senior Financial Accountant (June 2000 until August 2006) with The Millburn Corporation.  She graduated from Baruch College, The City University of New York in May 1998 with a B.B.A. in Accounting. Prior to joining the Managing Owner and its affiliates in June 2000, she was employed with the accounting firm Grant Thornton LLP, as a staff accountant from October 1998 to June 2000. She is a Certified Public Accountant. Ms. Wu became listed as Principal of the Managing Owner effective March 9, 2020. Ms. Wu’s affiliation with The Millburn Corporation ceased on December 31, 2018 upon its merger into the Managing Owner.

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

(b)    Security Ownership of Management

Under the terms of the Trust Agreement, the Trust’s affairs are managed by the Managing Owner, which has discretionary authority over the Trust’s trading. The Managing Owner’s managing owner interest was valued at $2,775,067 as of December 31, 2020, 2.43% of the Trust’s total capital.

(c)    Changes in Control

None.

(d)    Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

See “Item 11. Executive Compensation” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”  The Trust allocated to the Managing Owner $5,272,167 (net of $567,734 Managing Owner commission rebate to Unitholders) in brokerage and custodial fees and $594,605 in management fees for the year ended December 31, 2020. The Managing Owner’s capital interest was allocated net loss of $255,743 for the year ended December 31, 2020. The Managing Owner has paid certain administrative expenses to third-parties on behalf of the Trust, related to legal, accounting, auditing, printing, postage and similar administrative expenses, and has been or will be reimbursed without interest by the Trust. The Trust is prohibited from making any loans.

Item 14.    Principal Accountant Fees and Services

(1)   Audit Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Trust’s financial statements and reviews of the financial statements included in the quarterly reports on Form 10-Q and in connection with the statutory and regulatory filings for the years ended December 31, 2020 and 2019 were approximately $150,000 and $195,000, respectively.

(2)   Audit-Related Fees

The Trust did not engage Deloitte & Touche LLP for internal control consulting services.

(3)    Tax Fees

The Trust did not engage Deloitte & Touche LLP for professional services for tax compliance, advice or planning services.

(4)    All Other Fees

There were no other fees for the years ended December 31, 2020 and 2019.

(5)   Pre-Approval Policies

The board of directors of the Managing Owner pre-approves the engagement of the Trust’s auditor for all services to be provided by the auditor.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1)    Financial Statements

The following are included with the 2020 Annual Report to Security Holders, a copy of which is filed herewith as Exhibit 13.01.

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

(a)(3)    Exhibits as required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Designation	Description

13.01	2020 Annual Report to Security Holders

31.01	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.03	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Operating Officer

31.04	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.01	Section 1350 Certification of Co-Chief Executive Officer

32.02	Section 1350 Certification of Co-Chief Executive Officer

32.03	Section 1350 Certification of President and Chief Operating Officer

32.04	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

The following exhibits are incorporated by reference from the exhibits of the same number and description filed with the Trust’s Registration Statement (File. No. 333-229651) filed on February 12, 2021 on Form S-1 under the Securities Act of 1933.

1.01	Form of Selling Agreement.

3.01	Certificate of Trust of Registrant (included as Schedule A to Exhibit A to the Prospectus).

3.03	Sixth Amended and Restated Declaration of Trust and Trust Agreement of Registrant (included in Exhibit A to the Prospectus).

10.01	Form of Subscription Agreement (included as Exhibit C to the Prospectus).

10.02	Form of Services Agreement.

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2021.

GLOBAL MACRO TRUST

By:	Millburn Ridgefield Corporation,
Managing Owner

By:	/s/ Harvey Beker
Harvey Beker
Chairman (Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Managing Owner of the Registrant and in the capacities and on the date indicated.

Signature	Title with Managing Owner	Date

/s/ Harvey Beker	Chairman	March 30, 2021
Harvey Beker	(Director)

/s/ Barry Goodman	Co-Chief Executive Officer	March 30, 2021
Barry Goodman	(Principal Executive Officer)

/s/ Grant N. Smith	Co-Chief Executive Officer	March 30, 2021
Grant N. Smith	(Principal Executive Officer)

/s/ Gregg Buckbinder	President and Chief Operating Officer	March 30, 2021
Gregg Buckbinder	(Principal Executive Officer)

/s/ Michael W. Carter	Vice President	March 30, 2021
Michael W. Carter	(Principal Accounting Officer)

/s/ Ilon Wu	Chief Financial Officer	March 30, 2021
Ilon Wu	(Principal Financial Officer)

(Being the principal executive officers, the principal financial officer and principal accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

EXHIBIT INDEX

The following exhibits are included herewith

Designation	Description

13.01	2020 Annual Report to Security Holders

31.01	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.03	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Operating Officer

31.04	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.01	Section 1350 Certification of Co-Chief Executive Officer

32.02	Section 1350 Certification of Co-Chief Executive Officer

32.03	Section 1350 Certification of President and Chief Operating Officer

32.04	Section 1350 Certification of Chief Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

The following exhibits are incorporated by reference from the exhibits of the same number and description filed with the Trust’s Registration Statement (File. No. 333-229651) filed on February 12, 2021 on Form S-1 under the Securities Act of 1933.

1.01	Form of Selling Agreement.

3.01	Certificate of Trust of Registrant (included as Schedule A to Exhibit A to the Prospectus).

3.03	Sixth Amended and Restated Declaration of Trust and Trust Agreement of Registrant (included in Exhibit A to the Prospectus).

10.01	Form of Subscription Agreement (included as Exhibit C to the Prospectus).

10.02	Form of Services Agreement.