Form 10-Q
period 2021-03-31
GLOBAL MACRO TRUST
filed 2021-05-14
CIK 1145765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:   March 31, 2021

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

(212) 332-7300

(Registrant's telephone number, including area code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒ Emerging growth company ☐

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
For the three months ended March 31, 2021 and 2020 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Trust Capital (b)	7
Statements of Financial Highlights (b)	9
Notes to the Financial Statements	10

(a) At March 31, 2021 (unaudited) and December 31, 2020
(b) For the three months ended March 31, 2021 and 2020 (unaudited)

Global Macro Trust
Statements of Financial Condition

	March 31, 2021 (unaudited)	December 31, 2020
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes – at fair value
(amortized cost $14,270,635 and $16,247,126)	$14,274,833	$16,247,017
Net unrealized appreciation on open futures and
forward currency contracts	548,307	3,225,128
Due from brokers, net	4,140,974	3,489,150
Cash denominated in foreign currencies (cost $6,221,169
and $2,563,244)	6,184,937	2,695,800
Total equity in trading accounts	25,149,051	25,657,095

INVESTMENTS IN U.S. TREASURY NOTES – at fair value
(amortized cost $81,505,045 and $81,311,242)	81,517,296	81,300,987
CASH AND CASH EQUIVALENTS	7,707,990	8,896,731
ACCRUED INTEREST RECEIVABLE	699,652	718,302
TOTAL	$115,073,989	$116,573,115

LIABILITIES AND TRUST CAPITAL
LIABILITIES:
Net unrealized depreciation on open futures and forward currency contracts	$567,820	$21,514
Due to Managing Owner	54,868	-
Due to brokers, net	701,187	62
Accrued brokerage and custodial fees	392,366	404,092
Accrued management fees	41,191	43,291
Redemptions payable to Unitholders	2,098,942	1,830,466
Accrued expenses	171,714	102,997
Total liabilities	4,028,088	2,402,422

TRUST CAPITAL:
Managing Owner interest (2,682.525 and 2,645.415 units outstanding)	2,864,347	2,775,067
Series 1 Unitholders (68,964.778 and 72,959.433 units outstanding)	73,639,289	76,534,812
Series 3 Unitholders (12,791.984 and 13,756.807 units outstanding)	20,756,974	21,721,634
Series 4 Unitholders (4,105.288 and 3,983.338 units outstanding)	8,746,118	8,221,792
Series 5 Unitholders (3,285.964 and 3,289.070 units outstanding)	5,039,173	4,917,388
Total trust capital	111,045,901	114,170,693

TOTAL	$115,073,989	$116,573,115

NET ASSET VALUE PER UNIT OUTSTANDING:
Series 1 Unitholders	$1,067.78	$1,049.01
Series 3 Unitholders	$1,622.65	$1,578.97
Series 4 Unitholders	$2,130.45	$2,064.05
Series 5 Unitholders	$1,533.54	$1,495.07

See notes to financial statements (unaudited)

Global Macro Trust
Condensed Schedule of Investments (unaudited)
March 31, 2021

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	(0.34)%	$(373,123)
Grains	0.27	298,652
Interest rates	(0.58)	(639,963)
Metals	0.13	145,039
Softs	(0.01)	(11,515)
Stock indices	0.34	375,818

Total long futures contracts	(0.19)	(205,092)

Short futures contracts:
Grains	0.08	84,425
Interest rates	0.02	21,172
Livestock	(0.01)	(14,660)
Metals	0.08	89,358
Softs	0.13	146,420
Stock indices	0.28	310,012

Total short futures contracts	0.58	636,727

TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	0.39	431,635

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(3.27)	(3,632,503)
Total short forward currency contracts	2.86	3,181,355

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	(0.41)	(451,148)

TOTAL	(0.02)%	$(19,513)

		(Continued)

Global Macro Trust
Condensed Schedule of Investments (unaudited)
March 31, 2021
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$28,200,000	U.S. Treasury notes, 2.625%, 05/15/2021	25.47%	$28,289,226
20,620,000	U.S. Treasury notes, 2.750%, 08/15/2021	18.76	20,831,838
46,110,000	U.S. Treasury notes, 2.000%, 11/15/2021	42.03	46,671,065
	Total investments in U.S. Treasury notes
	(amortized cost $95,775,680)	86.26%	$95,792,129

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2020

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	0.12%	$138,030
Grains	0.51	581,390
Interest rates:
2 Year U.S. Treasury Note (69 contracts, settlement date March 2021)	0.00	2,242
5 Year U.S. Treasury Note (410 contracts, settlement date March 2021)	0.04	40,109
10 Year U.S. Treasury Note (338 contracts, settlement date March 2021)	0.03	33,031
30 Year U.S. Treasury Bond (95 contracts, settlement date March 2021)	0.02	17,500
Other	0.23	264,392

Total interest rates	0.32	357,274

Metals	0.93	1,059,925
Softs	0.05	56,726
Stock indices	0.69	787,606

Total long futures contracts	2.62	2,980,951

Short futures contracts:
Energies	0.08	95,700
Grains	(0.05)	(55,413)
Interest rates	(0.00)	(4,183)
Livestock	(0.00)	(1,230)
Metals	(0.19)	(216,397)
Softs	(0.02)	(19,818)
Stock indices	0.11	123,731

Total short futures contracts	(0.07)	(77,610)

TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	2.55	2,903,341

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.43	1,637,406
Total short forward currency contracts	(1.17)	(1,337,133)
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	0.26	300,273

TOTAL	2.81%	$3,203,614

		(Continued)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2020
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$48,010,000	U.S. Treasury notes, 2.250%, 02/15/2021	42.15%	$48,131,900
28,200,000	U.S. Treasury notes, 2.625%, 05/15/2021	24.93	28,459,418
20,620,000	U.S. Treasury notes, 2.750%, 08/15/2021	18.36	20,956,686
	Total investments in U.S. Treasury notes
	(amortized cost $97,558,368)	85.44%	$97,548,004

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Statements of Operations (unaudited)

	For the three months ended
	March 31, 2021	March 31, 2020
INVESTMENT INCOME:
Interest income, net	$8,921	$660,196

EXPENSES:
Brokerage fees	1,316,306	1,703,196
Administrative expenses	213,686	290,507
Custody fees and other expenses	5,027	7,199
Management fees	124,232	172,127
Total expenses	1,659,251	2,173,029

Managing Owner commission rebate to Unitholders	(168,897)	(146,939)

Net expenses	1,490,354	2,026,090

NET INVESTMENT LOSS	(1,481,433)	(1,365,894)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	7,264,990	(30,086,957)
Foreign exchange transactions	7,774	(175,890)
Net change in unrealized:
Futures and forward currency contracts	(3,223,127)	3,967,472
Foreign exchange translation	(168,788)	(213,057)
Net gains (losses) from U.S. Treasury notes:
Realized	(293)	95,548
Net change in unrealized	26,813	544,570
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)	3,907,369	(25,868,314)

NET INCOME (LOSS)	2,425,936	(27,234,208)
LESS PROFIT SHARE TO MANAGING OWNER	-	-
NET INCOME (LOSS) AFTER PROFIT SHARE TO (FROM) MANAGING OWNER	$2,425,936	$(27,234,208)

NET INCOME (LOSS) PER UNIT OUTSTANDING
Series 1 Unitholders	$18.77	$(212.16)
Series 3 Unitholders	$43.68	$(291.02)
Series 4 Unitholders	$66.40	$(365.56)
Series 5 Unitholders	$38.47	$(280.26)

See notes to financial statements (unaudited)

Global Macro Trust
Statements of Changes in Trust Capital (unaudited)

For the three months ended March 31, 2021:
									New Profit
	Series 1 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Series 5 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2021	$76,534,812	72,959.433	$21,721,634	13,756.807	$8,221,792	3,983.338	$4,917,388	3,289.070	$-	-	$2,775,067	2,645.415	$114,170,693
Subscriptions	-	-	-	-	374,362	179.537	-	-	-	-	-	-	374,362
Redemptions	(4,278,794)	(4,059.301)	(1,525,553)	(964.823)	(115,955)	(57.587)	(4,788)	(3.106)	-	-	-	-	(5,925,090)
Addt'l units allocated *	-	64.646	-	-	-	-	-	-	-	-	-	37.110	-
Net income
before profit share to Managing Owner	1,383,271	-	560,893	-	265,919	-	126,573	-	-	-	89,280	-	2,425,936
Profit share to Managing Owner:	-	-	-	-	-	-	-	-	-	-	-	-	-
Transfer of New Profit Memo
Account to Managing Owner	-	-	-	-	-	-	-	-	-	-	-	-	-
Trust capital at
March 31, 2021	$73,639,289	68,964.778	$20,756,974	12,791.984	$8,746,118	4,105.288	$5,039,173	3,285.964	$-	-	$2,864,347	2,682.525	$111,045,901

Net asset value per unit outstanding
at March 31, 2021:	$1,067.78		$1,622.65		$2,130.45		$1,533.54

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and to the Managing Owner.													(Continued)

See notes to financial statements (unaudited)

Global Macro Trust
Statements of Changes in Trust Capital (unaudited)

For the three months ended March 31, 2020:
									New Profit
	Series 1 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Series 5 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2020	$107,565,649	88,422.039	$34,128,621	19,430.353	$9,261,037	4,104.713	$4,624,421	2,759.746	$-	-	$4,230,810	3,477.855	$159,810,538
Subscriptions	-	-	1,233,000	713.599	624,200	276.403	939,655	569.413	-	-	-	-	2,796,855
Redemptions	(5,437,964)	(5,155.530)	(927,207)	(625.532)	(277,993)	(130.337)	(43,089)	(30.880)	-	-	(1,200,000)	(989.238)	(7,886,253)
Addt'l units allocated *	-	74.230	-	-	-	-	-	-	-	-	-	42.320	-
Net loss
before profit share to Managing Owner	(18,424,832)	-	(5,831,377)	-	(1,570,571)	-	(918,539)	-	-	-	(488,889)	-	(27,234,208)
Profit share to Managing Owner:	-	-	-	-	-	-	-	-	-	-	-	-	-
Trust capital at
March 31, 2020	$83,702,853	83,340.739	$28,603,037	19,518.420	$8,036,673	4,250.779	$4,602,448	3,298.279	$-	-	$2,541,921	2,530.937	$127,486,932

Net asset value per unit outstanding
at March 31, 2020:	$1,004.34		$1,465.44		$1,890.64		$1,395.41

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and to the Managing Owner.

See notes to financial statements (unaudited)													(Concluded)

Global Macro Trust
Statements of Financial Highlights (unaudited)

For the three months ended March 31:	2021				2020
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5
Net income (loss) from operations:
Net investment income (loss)	$ (17.20)	$ (12.19)	$ (6.81)	$ (14.38)	$ (14.33)	$ (5.06)	$ 2.65	$ (7.74)
Net realized and unrealized gains (loss) on trading of futures and forward currency contracts	35.72	55.49	72.72	52.50	(202.67)	(293.10)	(377.32)	(279.62)
Net gains from U.S. Treasury obligations	0.25	0.38	0.49	0.35	4.84	7.14	9.11	7.10
Profit share allocated (to) from Managing Owner	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Net income (loss) per unit	$ 18.77	$ 43.68	$ 66.40	$ 38.47	$ (212.16)	$ (291.02)	$ (365.56)	$ (280.26)

Net asset value per unit, beginning of period	1,049.01	1,578.97	2,064.05	1,495.07	1,216.50	1,756.46	2,256.20	1,675.67

Net asset value per unit, end of period	$ 1,067.78	$ 1,622.65	$ 2,130.45	$ 1,533.54	$ 1,004.34	$ 1,465.44	$ 1,890.64	$ 1,395.41
Total return and ratios for the three months ended March 31:	2021				2020
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5
RATIOS TO AVERAGE CAPITAL:
Net investment income (loss) (a)	(6.53)%	(3.06)%	(1.30)%	(3.81)%	(5.12)%	(1.25)%	0.51%	(2.00)%
Total expenses (a)	6.56%	3.09%	1.33%	3.84%	6.91%	3.03%	1.28%	3.79%
Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	6.56%	3.09%	1.33%	3.84%	6.91%	3.03%	1.28%	3.79%
Total return before profit share allocation (b)	1.79%	2.77%	3.22%	2.57%	(17.44)%	(16.57)%	(16.20)%	(16.73)%
Less: Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	1.79%	2.77%	3.22%	2.57%	(17.44)%	(16.57)%	(16.20)%	(16.73)%
(a) Annualized. Ratios are net Managing Owner commission rebate.
(b) Not annualized.

See notes to financial statements (unaudited)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Global Macro Trust’s (the “Trust”) financial condition at March 31, 2021 and December 31, 2020 (audited) and the results of its operations for the three months ended March 31, 2021 and 2020 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2020. The December 31, 2020 information has been derived from the audited financial statements as of December 31, 2020.

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

Income Taxes (Topic 740) of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Trust recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Trust’s open tax years, 2017 to 2020, Millburn Ridgefield Corporation (the “Managing Owner”) determined that no reserves for uncertain tax positions were required.

Investment Company Status: The Trust is for U.S. GAAP purposes an investment company in accordance with FASB Codification 946 Financial Services – Investment Companies.

There have been no material changes with respect to the Trust's critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Trust's Annual Report on Form 10-K for fiscal year 2020.

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

During the three months ended March 31, 2021 and 2020, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Trust’s investments by hierarchical level as of March 31, 2021 and December 31, 2020 in valuing the Trust’s investments at fair value. At March 31, 2021 and December 31, 2020, the Trust held no assets or liabilities classified in Level 3.

Financial Assets and Liabilities at Fair Value as of March 31, 2021

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$95,792,129	$-	$95,792,129
Short-term money market fund*	7,457,990	-	7,457,990
Exchange-traded futures contracts
Energies	(373,123)	-	(373,123)
Grains	383,077	-	383,077
Interest rates	(618,791)	-	(618,791)
Livestock	(14,660)	-	(14,660)
Metals	234,397	-	234,397
Softs	134,905	-	134,905
Stock indices	685,830	-	685,830

Total exchange-traded futures contracts	431,635	-	431,635

Over-the-counter forward currency contracts	-	(451,148)	(451,148)

Total futures and forward currency contracts (2)	431,635	(451,148)	(19,513)

Total financial assets and liabilities at fair value	$103,681,754	$(451,148)	$103,230,606

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$14,274,833
Investments in U.S. Treasury notes held in custody			81,517,296
Total investments in U.S. Treasury notes			$95,792,129

(2)
Net unrealized appreciation on open futures and forward currency contracts			$548,307
Net unrealized depreciation on open futures and forward currency contracts			(567,820)
Total net unrealized depreciation on open futures and forward currency contracts			$(19,513)

*The short-term money market fund is included in Cash and Cash Equivalents in the Statements of Financial Condition.

1

Financial Assets and Liabilities at Fair Value as of December 31, 2020

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$97,548,004	$-	$97,548,004
Short-term money market fund*	8,646,731	-	8,646,731
Exchange-traded futures contracts
Energies	233,730	-	233,730
Grains	525,977	-	525,977
Interest rates	353,091	-	353,091
Livestock	(1,230)	-	(1,230)
Metals	843,528	-	843,528
Softs	36,908	-	36,908
Stock indices	911,337	-	911,337

Total exchange-traded futures contracts	2,903,341	-	2,903,341

Over-the-counter forward currency contracts	-	300,273	300,273

Total futures and forward currency contracts (2)	2,903,341	300,273	3,203,614

Total financial assets and liabilities at fair value	$109,098,076	$300,273	$109,398,349

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$16,247,017
Investments in U.S. Treasury notes held in custody			81,300,987
Total investments in U.S. Treasury notes			$97,548,004

(2)
Net unrealized appreciation on open futures and forward currency contracts			$3,225,128
Net unrealized depreciation on open futures and forward currency contracts			(21,514)
Total net unrealized appreciation on open futures and forward currency contracts			$3,203,614

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

The Trust engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Trust at March 31, 2021, by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at March 31, 2021 and December 31, 2020. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at March 31, 2021

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$6,120	$(379,243)	$-	$-	$(373,123)
Grains	298,772	(120)	148,888	(64,463)	383,077
Interest rates	51,644	(691,607)	25,522	(4,350)	(618,791)
Livestock	-	-	-	(14,660)	(14,660)
Metals	698,938	(553,899)	368,979	(279,621)	234,397
Softs	620	(12,135)	150,619	(4,199)	134,905
Stock indices	468,307	(92,489)	388,937	(78,925)	685,830

Total futures contracts	1,524,401	(1,729,493)	1,082,945	(446,218)	431,635

Forward currency contracts	605,851	(4,238,354)	3,997,104	(815,749)	(451,148)

Total futures and
forward currency contracts	$2,130,252	$(5,967,847)	$5,080,049	$(1,261,967)	$(19,513)

Fair Value of Futures and Forward Currency Contracts at December 31, 2020

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$161,072	$(23,042)	$139,340	$(43,640)	$233,730
Grains	581,440	(50)	-	(55,413)	525,977
Interest rates	432,675	(75,401)	-	(4,183)	353,091
Livestock	-	-	370	(1,600)	(1,230)
Metals	1,210,410	(150,485)	111,678	(328,075)	843,528
Softs	56,897	(171)	170	(19,988)	36,908
Stock indices	886,471	(98,865)	128,824	(5,093)	911,337

Total futures contracts	3,328,965	(348,014)	380,382	(457,992)	2,903,341

Forward currency contracts	2,106,424	(469,018)	505,995	(1,843,128)	300,273

Total futures and
forward currency contracts	$5,435,389	$(817,032)	$886,377	$(2,301,120)	$3,203,614

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three months ended March 31, 2021 and 2020 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below:

Trading gains (losses) of futures and forward currency contracts for the three months ended March 31, 2021 and 2020

	Three months ended:	Three months ended:
Sector	March 31, 2021	March 31, 2020

Futures contracts:
Energies	$1,001,130	$7,255,347
Grains	943,520	556,901
Interest rates	(2,904,623)	(2,448,455)
Livestock	(105,230)	292,590
Metals	(261,996)	(14,790)
Softs	52,263	(3,726)
Stock indices	6,335,242	(32,683,495)

Total futures contracts	5,060,306	(27,045,628)

Forward currency contracts	(1,018,443)	926,143

Total futures and forward currency contracts	$4,041,863	$(26,119,485)

The following table presents average notional value by sector in U.S. dollars of open futures and forward currency contracts for the three months ended March 31, 2021 and 2020. The Trust’s average net asset value for the three months ended March 31, 2021 and 2020 was approximately $113,000,000 and $148,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the three months ended March 31, 2021 and 2020

	2021		2020
Sector	Long Positions	Short Positions	Long Positions	Short Positions

Futures contracts:
Energies	$16,101,552	$1,611,960	$13,993,988	$8,540,602
Grains	11,611,803	3,286,913	1,988,530	6,149,337
Interest rates	255,928,130	11,675,007	101,137,390	111,766,915
Livestock	-	505,965	180,225	-
Metals	20,062,064	339,503	15,138,688	3,568,681
Softs	1,182,458	2,219,652	845,910	1,741,083
Stock indices	72,313,373	10,643,448	64,263,674	16,307,166

Total futures
contracts	377,199,380	30,282,448	197,548,405	148,073,784

Forward currency
contracts	55,470,962	33,930,631	16,406,527	41,456,735

Total average
notional	$432,670,342	$64,213,079	$213,954,932	$189,530,519

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at March 31, 2021 and 2020. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the Managing Owner believes it is a more meaningful representation of notional values of the Trust’s open interest rate positions.

The customer agreements between the Trust, the futures clearing brokers, including Deutsche Bank Securities Inc. (a wholly-owned subsidiary of Deutsche Bank AG), BofA Securities, Inc. (formerly Merrill Lynch Pierce, Fenner & Smith Inc.) and Goldman Sachs & Co. LLC, as well as the FX prime brokers, Deutsche Bank AG (“DB”) and Bank of America, N.A. (“BA”), give the Trust the legal right to net unrealized gains and losses on open futures and foreign currency contracts. The Trust ceased clearing futures trades through SG Americas Securities, LLC. during November 2020. The Trust netted, for financial reporting purposes, the unrealized gains and losses on open futures and forward currency contracts on the Statements of Financial Condition as the criteria under FASB Accounting Standards Codification Topic 210, “Balance Sheet,” were met.

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition at March 31, 2021 and December 31, 2020.

Offsetting of derivative assets and liabilities at March 31, 2021

	Gross amounts of recognized assets	Gross amounts offset in the Statements of Financial Condition	Net amounts of assets presented in the Statements of Financial Condition
Assets
Futures contracts
Counterparty C	$698,164	$(460,845)	$237,319
Counterparty J	238,009	(183,310)	54,699
Counterparty L	1,671,173	(1,531,556)	139,617
Total futures contracts	2,607,346	(2,175,711)	431,635

Forward currency contracts
Counterparty K	3,203,642	(3,086,970)	116,672

Total assets	$5,810,988	$(5,262,681)	$548,307
			(Continued)

	Gross amounts of recognized liabilities	Gross amounts offset in the Statements of Financial Condition	Net amounts of liabilities presented in the Statements of Financial Condition
Liabilities
Forward currency contracts
Counterparty G	1,967,133	(1,399,313)	567,820

Total liabilities	$1,967,133	$(1,399,313)	$567,820
			(Concluded)

		Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net amounts of assets presented in the Statements of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$237,319	$-	$(237,319)	$-
Counterparty J	54,699	-	(54,699)	-
Counterparty K	116,672	-		116,672
Counterparty L	139,617	-	(139,617)	-

Total	$548,307	$-	$(431,635)	$116,672

		Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net amounts of liabilities presented in the Statements of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount (4)

Counterparty G	567,820	-	(567,820)	-

Total	$567,820	$-	$(567,820)	$-

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
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of March 31, 2021.
(4) Net amount represents the amounts owed by the Trust to each counterparty as of March 31, 2021.

Offsetting of derivative assets and liabilities at December 31, 2020

	Gross amounts of recognized assets	Gross amounts offset in the Statements of Financial Condition	Net amounts of assets presented in the Statements of Financial Condition
Assets
Futures contracts
Counterparty C	$715,230	$(132,014)	$583,216
Counterparty J	424,187	(43,675)	380,512
Counterparty L	2,569,930	(630,317)	1,939,613
Total futures contracts	3,709,347	(806,006)	2,903,341

Forward currency contracts
Counterparty G	1,205,861	(884,074)	321,787

Total assets	$4,915,208	$(1,690,080)	$3,225,128

	Gross amounts of recognized liabilities	Gross amounts offset in the Statements of Financial Condition	Net amounts of liabilities presented in the Statements of Financial Condition
Liabilities
Forward currency contracts
Counterparty K	$1,428,072	$(1,406,558)	$21,514

Total liabilities	$1,428,072	$(1,406,558)	$21,514

		Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net amounts of assets presented in the Statements of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$583,216	$-	$(583,216)	$-
Counterparty G	321,787	-	-	321,787
Counterparty J	380,512	-	(380,512)	-
Counterparty L	1,939,613	-	(1,939,613)	-

Total	$3,225,128	$-	$(2,903,341)	$321,787
				(continued)
		Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net amounts of liabilities presented in the Statements of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount (4)

Counterparty K	$21,514	$-	$(21,514)	$-

Total	$21,514	$-	$(21,514)	$-
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
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of December 31, 2020.
(4) Net amount represents the amounts owed by the Trust to each counterparty as of December 31, 2020.

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

A significant portion of the Trust’s forward currency trading activities are cleared by DB and BA. The Trust’s concentration of credit risk associated with DB or BA nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition, plus the value of margin or collateral held by DB and BA. The amount of such credit risk was $10,601,045 and $6,959,196 at March 31, 2021 and December 31, 2020, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three months ended March 31, 2021 and 2020. Profit share earned (from Unitholders' redemptions) is credited to the New Profit Memo Account as defined in the Trust’s Declaration of Trust and Trust Agreement (the “Trust Agreement”).

Three months ended:
	March 31,	March 31,
	2021	2020
Profit share earned	$-	$-
Profit share accrued	-	-
Total profit share	$-	$-

5. RELATED PARTY TRANSACTIONS

The Trust pays all routine expenses, such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee's fees, the charges of an outside accounting services agency and the expenses of updating the Trust's Prospectus), as well as extraordinary costs. At March 31, 2021 and December 31, 2020, The Managing Owner is owed $54,868 and $0, respectively, from the Trust in connection with such expenses it has paid on the Trust’s behalf (and is included in “Due to Managing Owner” in the Statements of Financial Condition).

Series 1 Unitholders who redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the Managing Owner. There was no redemption charge payable at March 31, 2021 or December 31, 2020.

6. FINANCIAL HIGHLIGHTS

Per unit operating performance for Series 1, Series 3, Series 4 and Series 5 Units is calculated based on Unitholders’ Trust capital for each Series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of Units during the period. Weighted average number of Units for each Series is detailed below:

	Three months ended March 31,		Date of first issuance
	2021	2020

Series 1	71,776.439	87,700.811	July 23, 2001
Series 3	13,320.234	19,903.154	September 1, 2009
Series 4	4,091.171	4,296.139	November 1, 2010
Series 5	3,288.019	3,143.350	April 1, 2018

7. BROKERAGE AND CUSTODIAL FEES

 Per the Trust agreement, selling agents are prohibited from receiving amounts in excess of 9.5% of the gross offering proceeds of Series 1 units sold subsequent to August 12, 2009. During the three months ended March 31, 2021 and 2020, the Managing Owner rebated to the Trust for the benefit of all holders of Series 1 Units, all amounts that would have otherwise been due to selling agents but for the 9.5% cap. Further, in certain cases, there are Series 1 units that remain outstanding, where there is no longer a selling agent associated with such units. Beginning in August 2014, the Managing Owner rebated such amounts to the Trust for the benefit of all holders of Series 1 Units. The total amounts rebated to the Trust for both of these items, included in “Brokerage and custodial fees” in the Statements of Operations, were as follows:

	Three months ending March 31,
	2021	2020

Brokerage fee rebates	$ 168,897	$ 146,939

8. SUBSEQUENT EVENTS

The Managing Owner has performed its evaluation of subsequent events from April 1, 2021 to May 14, 2021, the date this Form 10-Q was filed. Based on such evaluation, no events were discovered that required disclosure or adjustment to the financial statements.

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

During its operations for the three months ended March 31, 2021, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

2

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

Period ended March 31, 2021

Month Ended:	Total Trust Capital

March 31, 2021	$111,045,901
December 31, 2020	114,170,693

Three Months ended
Change in Trust Capital	$(3,124,792)
Percent Change	(2.74)%

THREE MONTHS ENDED MARCH 31, 2021

The decrease in the Trust’s net assets of $3,124,792 was attributable to redemptions of $5,925,090, which were partially offset by subscriptions of $374,362 and net income after profit share of $2,425,936.

Brokerage and custodial fees are calculated on the net asset value of the Series 1 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage and custodial fees for the three months ended March 31, 2021 decreased $408,848 (net of the Managing Owner commission rebate to Unitholders) relative to the corresponding period in 2020 due to a decrease in the Trust’s net assets attributable to Series 1 Units.

Administrative expenses for the three months ended March 31, 2021 decreased $76,821 relative to the corresponding period in 2020. The decrease was due mainly to a decrease in the Trust’s professional fees accrual during the three months ended March 31, 2021 relative to the corresponding period in 2020.

Management fees are calculated on the net asset value of the Series 3 and Series 5 units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three months ended March 31, 2021 decreased $47,895 relative to the corresponding period in 2020 due to a decrease in management fee paying assets.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the three months ended March 31, 2021 decreased $651,275 relative to the corresponding period in 2020. The decrease was due predominantly to a decrease in short-term U.S. Treasury yields during the three months ended March 31, 2021.

During the three months ended March 31, 2021, the Trust experienced net realized and unrealized gains of $3,907,369 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $1,316,306, administrative expenses of $213,686, custody fees and other expenses of $5,027 and management fees of $124,232 were incurred. The Trust’s gains achieved from trading operations, in addition to interest income of $8,921, and Managing Owner commission rebate to Unitholders of $168,897 were partially offset by the Trust's expenses, resulting in net income after profit share to the Managing Owner of $2,425,936. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Trust Capital
Currencies	(0.93)%
Energies	0.91%
Grains	0.80%
Interest rates	(2.53)%
Livestock	(0.12)%
Metals	(0.24)%
Softs	0.01%
Stock indices	5.76%

Trading gain	3.66%

MANAGEMENT DISCUSSION –2021

Three months ended March 31, 2021

The Trust was profitable in the quarter as gains from trading equity, energy and grain futures outpaced losses from trading interest rate futures, metal futures and currency forwards. Trading of livestock and soft commodity futures was marginally negative.

The global reflation trade gathered momentum throughout the quarter amid fiscal stimulus expansion from the Biden Administration; Federal Reserve (the “Fed”) Chairman Powell reiterating in testimony before Congress that the Fed will maintain low interest rates and continue asset purchases until “substantial further progress has been made” toward its employment and inflation goals; the global vaccine rollout; and the resurgence of global trade. Periodically, however, the growth outlook and investor enthusiasm were tamped down and markets experienced increased volatility while concerns about the slow pace of vaccine distribution in Europe, Asia and emerging markets relative to the U.S. and U.K. lingered; evidence of moderating monetary and fiscal policy support came out of China; and the geopolitical conflict between China and the U.S. expanded.

Trading of equity futures was highly profitable. Positive impulses from massive fiscal and monetary policy support globally outweighed the negative impact of higher global interest rates and less synchronous global growth. The Reddit-driven short frenzy in January, Archegos events in March, and the week-long Suez Canal closure in March did not seem to have long-term effects on equity markets. Long positions in U.S., Canadian, European, British, Chinese and EAFE equity index futures were profitable. A short VIX position and trading of the EEM emerging market index future were also profitable. On the other hand, trading of South African, Brazilian and Australian futures registered small offsetting losses.

Energy markets were volatile during the quarter. After exceeding 2-year highs early in March amid strong reflation trade and Organization of the Petroleum Exporting Countries’ production restraint, crude prices dropped sharply as reopening demand expectations receded along with the global growth outlook. For example, Brent crude climbed from just over $50/barrel at the start of the year to nearly $71/barrel on March 7, but plunged to nearly $60/barrel on March 23. Even though the closure of the Suez Canal provided some support to crude prices, Brent closed the month at less than $63/barrel. Overall, long positions in Brent crude, RBOB gasoline, London gas oil and heating oil were profitable. On the other hand, a short natural gas trade was unprofitable, especially as prices rose in January in response to unusually cold weather across Europe and China and in February in the wake of weather-induced energy market turmoil in Texas. Trading of WTI crude oil was slightly unprofitable as well.

Chinese demand for U.S. exports, a weaker than expected U.S. harvest of row crops and dry weather in South America contributed to profits on long corn, soybean and soybean oil trades. Then, on March 31 the USDA reported that farmers are likely to plant lower-than-expected corn and soybean acreage in 2021, and corn and soybean prices traded limit-up on the day, reinforcing results from earlier in the quarter. Trading of soybean meal was marginally unprofitable.

Interest rates were volatile during the quarter, trading across a broad range in January, spiking higher in February, and then dropping back sharply in March before entering volatile range-trading to close out the period. Amid growth, inflation and government borrowing concerns, global note and bond yields pushed sharply higher during the January-February period as evidenced by the German 10-year Bund yield which rose from about -0.60% at the start of January to as high as -0.23% on February 25. Then, as growth optimism faded somewhat in March, the Bund yield fell to -0.39% on March 21 before closing the quarter at -0.32%. Long positions in U.S., Canadian and Australian long bond futures were unprofitable, especially in February. Trading of German, French, Italian and Japanese bond futures were also unprofitable, particularly in January and March. Trading of U.S., British, Australian, German and Italian short-term interest rate futures registered small losses as well. On the other hand, short positions in the U.S. 5-year note future and in the German ultra-long bond future posted partially offsetting gains in February.

Currency markets too were impacted by the fluid growth, inflation and interest rate developments, and trading of currency forwards was mixed and unprofitable. The euro, which traded toward five-year highs during January and February, declined sharply in March and a long euro position against the dollar was unprofitable. Long Swiss franc and Swedish krona positions were also unprofitable. Trading the U.S. dollar against the currencies of Brazil and Singapore posted losses, as did a long U.S. dollar/short Canadian dollar position as commodity currencies outperformed. On the other hand, long U.S. dollar positions versus the Japanese yen and Israeli shekel, short dollar trades versus the Norwegian krone and South African rand, and trading the dollar against the British pound sterling produced partially offsetting gains.

The improving economic outlook and COVID-19 prognosis together with higher interest rates and a stronger U.S. dollar weighed on precious metal prices and long gold and silver positions posted losses. Meanwhile, long positions in copper and aluminum produced partially offsetting profits, especially in February as prices rose and reflation optimism was high.

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

CONTRACTUAL OBLIGATIONS

The Trust does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Trust’s sole business is trading futures, forward currency, spot, option and swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Trust for less than four months before being offset or rolled over into new contracts with similar maturities. The Trust’s financial statements present a Condensed Schedules of Investments setting forth net unrealized appreciation (depreciation) of the Trust’s open futures and forward currency contracts, both long and short, at March 31, 2021 and December 31, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

The Managing Owner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Trust as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the Managing Owner’s internal controls over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Managing Owner’s internal controls over financial reporting with respect to the Trust.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	There have been no sales of unregistered securities of the Trust during the three months ended March 31, 2021.

(b)

Pursuant to the Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding and Units are not reissued once redeemed.

The following table summarizes the redemptions by Unitholders during the three months ended March 31, 2021.

	Series 1		Series 3		Series 4		Series 5
Date of Redemption	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit

January 31, 2021	1,304.013	$1,018.59	501.412	$1,538.13	57.587	$2,013.59	-	$1,455.48
February 28, 2021	1,017.676	1,076.15	313.314	1,630.19	-	2,137.22	3.106	1,541.63
March 31, 2021	1,737.612	1,067.78	150.097	1,622.65	-	2,130.45	-	1,533.54
Total	4,059.301		964.823		57.587		3.106

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

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	Millburn Ridgefield Corporation,
Managing Owner

Date: May 14, 2021
/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)

4