Form 10-Q
period 2021-06-30
GLOBAL MACRO TRUST
filed 2021-08-12
CIK 1145765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:   June 30, 2021

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
For the three and six months ended June 30, 2021 and 2020 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Trust Capital (c)	8
Statements of Financial Highlights (b)	10
Notes to the Financial Statements	12

(a) At June 30, 2021 (unaudited) and December 31, 2020
(b) For the three and six months ended June 30, 2021 and 2020 (unaudited)
(c) For the six months ended June 30, 2021 and 2020 (unaudited)

Global Macro Trust
Statements of Financial Condition

	June 30, 2021 (unaudited)	December 31, 2020
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes – at fair value
(amortized cost $16,962,781 and $16,247,126)	$16,963,053	$16,247,017
Net unrealized appreciation on open futures and
forward currency contracts	622,326	3,225,128
Due from brokers, net	6,446,011	3,489,150
Cash denominated in foreign currencies (cost $6,952,726
and $2,563,244)	6,889,606	2,695,800
Total equity in trading accounts	30,920,996	25,657,095

INVESTMENTS IN U.S. TREASURY NOTES – at fair value
(amortized cost $75,781,801 and $81,311,242)	75,778,349	81,300,987
CASH AND CASH EQUIVALENTS	11,704,426	8,896,731
ACCRUED INTEREST RECEIVABLE	588,015	718,302
TOTAL	$118,991,786	$116,573,115

LIABILITIES AND TRUST CAPITAL
LIABILITIES:
Subscriptions by Unitholders received in advance	$290,000	$-
Net unrealized depreciation on open futures and forward currency contracts	3,272,629	21,514
Due to Managing Owner	33,634	-
Due to brokers, net	-	62
Accrued brokerage and custodial fees	382,123	404,092
Accrued management fees	42,818	43,291
Redemptions payable to Unitholders	938,221	1,830,466
Accrued expenses	37,692	102,997
Total liabilities	4,997,117	2,402,422

TRUST CAPITAL:
Managing Owner interest (2,719.985 and 2,645.415 units outstanding)	3,090,365	2,775,067
Series 1 Unitholders (65,567.602 and 72,959.433 units outstanding)	74,495,917	76,534,812
Series 3 Unitholders (12,404.628 and 13,756.807 units outstanding)	21,621,807	21,721,634
Series 4 Unitholders (4,124.397 and 3,983.338 units outstanding)	9,480,170	8,221,792
Series 5 Unitholders (3,227.286 and 3,289.070 units outstanding)	5,306,410	4,917,388
Total trust capital	113,994,669	114,170,693

TOTAL	$118,991,786	$116,573,115

NET ASSET VALUE PER UNIT OUTSTANDING:
Series 1 Unitholders	$1,136.17	$1,049.01
Series 3 Unitholders	$1,743.04	$1,578.97
Series 4 Unitholders	$2,298.56	$2,064.05
Series 5 Unitholders	$1,644.23	$1,495.07

See notes to financial statements (unaudited)

Global Macro Trust
Condensed Schedule of Investments (unaudited)
June 30, 2021

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	0.42%	$485,450
Interest rates:
5 Year U.S. Treasury Note (69 contracts, settlement date September 2021)	0.01	6,898
10 Year U.S. Treasury Note (236 contracts, settlement date September 2021)	0.05	53,219
30 Year U.S. Treasury Bond (118 contracts, settlement date September 2021)	0.10	108,563
Other	0.45	511,324

Total interest rates	0.61	680,004

Livestock	0.01	7,170
Metals	(0.11)	(129,288)
Softs	0.01	10,219
Stock indices	(0.07)	(74,549)

Total long futures contracts	0.87	979,006

Short futures contracts:
Energies	(0.00)	(298)
Grains	(0.62)	(702,295)
Interest rates:
2 Year U.S. Treasury Note (330 contracts, settlement date September 2021)	0.02	28,172
Other	0.04	44,590

Total interest rates	0.06	72,762

Livestock	(0.00)	(80)
Metals	0.14	163,860
Softs	(0.01)	(15,084)
Stock indices	0.09	98,584

Total short futures contracts	(0.34)	(382,551)

TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	0.53	596,455

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(7.25)	(8,261,067)
Total short forward currency contracts	4.40	5,014,309

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	(2.85)	(3,246,758)

TOTAL	(2.32)%	$(2,650,303)

		(Continued)

Global Macro Trust
Condensed Schedule of Investments (unaudited)
June 30, 2021
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$20,620,000	U.S. Treasury notes, 2.750%, 08/15/2021	18.15%	$20,689,673
43,110,000	U.S. Treasury notes, 2.000%, 11/15/2021	38.09	43,423,221
28,200,000	U.S. Treasury notes, 2.500%, 02/15/2022	25.12	28,628,508
	Total investments in U.S. Treasury notes
	(amortized cost $92,744,582)	81.36%	$92,741,402

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2020

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	0.12%	$138,030
Grains	0.51	581,390
Interest rates:
2 Year U.S. Treasury Note (69 contracts, settlement date March 2021)	0.00	2,242
5 Year U.S. Treasury Note (410 contracts, settlement date March 2021)	0.04	40,109
10 Year U.S. Treasury Note (338 contracts, settlement date March 2021)	0.03	33,031
30 Year U.S. Treasury Bond (95 contracts, settlement date March 2021)	0.02	17,500
Other	0.23	264,392

Total interest rates	0.32	357,274

Metals	0.93	1,059,925
Softs	0.05	56,726
Stock indices	0.69	787,606

Total long futures contracts	2.62	2,980,951

Short futures contracts:
Energies	0.08	95,700
Grains	(0.05)	(55,413)
Interest rates	(0.00)	(4,183)
Livestock	(0.00)	(1,230)
Metals	(0.19)	(216,397)
Softs	(0.02)	(19,818)
Stock indices	0.11	123,731

Total short futures contracts	(0.07)	(77,610)

TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	2.55	2,903,341

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.43	1,637,406
Total short forward currency contracts	(1.17)	(1,337,133)
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	0.26	300,273

TOTAL	2.81%	$3,203,614

		(Continued)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2020
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$48,010,000	U.S. Treasury notes, 2.250%, 02/15/2021	42.15%	$48,131,900
28,200,000	U.S. Treasury notes, 2.625%, 05/15/2021	24.93	28,459,418
20,620,000	U.S. Treasury notes, 2.750%, 08/15/2021	18.36	20,956,686
	Total investments in U.S. Treasury notes
	(amortized cost $97,558,368)	85.44%	$97,548,004

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Statements of Operations (unaudited)

	For the three months ended
	June 30, 2021	June 30, 2020
INVESTMENT INCOME:
Interest income, net	$11,762	$392,189

EXPENSES:
Brokerage fees	1,334,916	1,434,667
Administrative expenses	198,621	211,945
Custody fees and other expenses	8,785	6,420
Management fees	128,419	152,476
Total expenses	1,670,741	1,805,508

Managing Owner commission rebate to Unitholders	(162,204)	(117,919)

Net expenses	1,508,537	1,687,589

NET INVESTMENT LOSS	(1,496,775)	(1,295,400)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	11,682,979	6,739,936
Foreign exchange transactions	42,670	(59,873)
Net change in unrealized:
Futures and forward currency contracts	(2,630,790)	(3,250,968)
Foreign exchange translation	(26,888)	100,837
Net gains (losses) from U.S. Treasury notes:
Realized	18	23,894
Net change in unrealized	(19,629)	(427,013)
TOTAL NET REALIZED AND UNREALIZED GAINS	9,048,360	3,126,813

NET INCOME	7,551,585	1,831,413
LESS PROFIT SHARE TO MANAGING OWNER	-	-
NET INCOME AFTER PROFIT SHARE TO MANAGING OWNER	$7,551,585	$1,831,413

NET INCOME PER UNIT OUTSTANDING
Series 1 Unitholders	$68.39	$9.65
Series 3 Unitholders	$120.39	$30.17
Series 4 Unitholders	$168.11	$47.39
Series 5 Unitholders	$110.69	$26.06

See notes to financial statements (unaudited)

Global Macro Trust
Statements of Operations (unaudited)

	For the six months ended
	June 30, 2021	June 30, 2020
INVESTMENT INCOME:
Interest income, net	$20,683	$1,052,385

EXPENSES:
Brokerage fees	2,651,222	3,137,863
Administrative expenses	412,307	502,452
Custody fees and other expenses	13,812	13,619
Management fees	252,651	324,603
Total expenses	3,329,992	3,978,537

Managing Owner commission rebate to Unitholders	(331,101)	(264,858)

Net expenses	2,998,891	3,713,679

NET INVESTMENT LOSS	(2,978,208)	(2,661,294)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	18,947,969	(23,347,021)
Foreign exchange translation	50,444	(235,763)
Net change in unrealized:
Futures and forward currency contracts	(5,853,917)	716,504
Foreign exchange translation	(195,676)	(112,220)
Net gains (losses) from U.S. Treasury notes:
Realized	(275)	119,442
Net change in unrealized	7,184	117,557
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)	12,955,729	(22,741,501)

NET INCOME (LOSS)	$9,977,521	$(25,402,795)
LESS PROFIT SHARE TO MANAGING OWNER	-	-
NET INCOME (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER	$9,977,521	$(25,402,795)

NET INCOME (LOSS) PER UNIT OUTSTANDING
Series 1 Unitholders	$87.16	$(202.51)
Series 3 Unitholders	$164.07	$(260.85)
Series 4 Unitholders	$234.51	$(318.17)
Series 5 Unitholders	$149.16	$(254.20)

See notes to financial statements (unaudited)		(Concluded)

Global Macro Trust
Statements of Changes in Trust Capital (unaudited)

For the six months ended June 30, 2021:
									New Profit
	Series 1 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Series 5 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2021	$76,534,812	72,959.433	$21,721,634	13,756.807	$8,221,792	3,983.338	$4,917,388	3,289.070	$-	-	$2,775,067	2,645.415	$114,170,693
Subscriptions	-	-	69,750	39.867	432,410	205.178	100,000	60.553	-	-	-	-	602,160
Redemptions	(8,169,971)	(7,517.689)	(2,256,839)	(1,392.046)	(130,969)	(64.119)	(197,926)	(122.337)	-	-	-	-	(10,755,705)
Addt'l units allocated *	-	125.858	-	-	-	-	-	-	-	-	-	74.570	-
Net income
before profit share to Managing Owner	6,131,076	-	2,087,262	-	956,937	-	486,948	-	-	-	315,298	-	9,977,521
Profit share to Managing Owner:	-	-	-	-	-	-	-	-	-	-	-	-	-
Transfer of New Profit Memo
Account to Managing Owner	-	-	-	-	-	-	-	-	-	-	-	-	-
Trust capital at
June 30, 2021	$74,495,917	65,567.602	$21,621,807	12,404.628	$9,480,170	4,124.397	$5,306,410	3,227.286	$-	-	$3,090,365	2,719.985	$113,994,669

Net asset value per unit outstanding
at June 30, 2021:	$1,136.17		$1,743.04		$2,298.56		$1,644.23

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and to the Managing Owner.													(Continued)

See notes to financial statements (unaudited)

Global Macro Trust
Statements of Changes in Trust Capital (unaudited)

For the six months ended June 30, 2020:
									New Profit
	Series 1 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Series 5 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2020	$107,565,649	88,422.039	$34,128,621	19,430.353	$9,261,037	4,104.713	$4,624,421	2,759.746	$-	-	$4,230,810	3,477.855	$159,810,538
Subscriptions	-	-	1,273,000	740.899	755,106	345.124	1,291,555	817.457	-	-	-	-	3,319,661
Redemptions	(9,798,437)	(9,434.210)	(4,668,019)	(3,134.131)	(434,815)	(211.295)	(350,088)	(245.675)	-	-	(1,200,000)	(989.238)	(16,451,359)
Addt'l units allocated *	-	144.454	-	-	-	-	-	-	-	-	-	81.078	-
Net loss
before profit share to Managing Owner	(17,527,761)	-	(5,252,754)	-	(1,366,892)	-	(830,223)	-	-	-	(425,165)	-	(25,402,795)

Profit share to Managing Owner:	-	-	-	-	-	-	-	-	-	-	-	-	-
Trust capital at
June 30, 2020	$80,239,451	79,132.283	$25,480,848	17,037.121	$8,214,436	4,238.542	$4,735,665	3,331.528	$-	-	$2,605,645	2,569.695	$121,276,045

Net asset value per unit outstanding
at June 30, 2020:	$1,013.99		$1,495.61		$1,938.03		$1,421.47

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and to the Managing Owner.

See notes to financial statements (unaudited)													(Concluded)

Global Macro Trust
Statements of Financial Highlights (unaudited)

For the three months ended June 30:	2021				2020
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5
Net income (loss) from operations:
Net investment income (loss)	$ (18.33)	$ (13.16)	$ (7.40)	$ (15.52)	$ (14.21)	$ (5.90)	$ 0.81	$ (8.32)
Net realized and unrealized gains on trading of futures and forward currency contracts	86.90	133.83	175.90	126.49	26.81	40.48	52.70	39.22
Net losses from U.S. Treasury obligations	(0.18)	(0.28)	(0.39)	(0.28)	(2.95)	(4.41)	(6.12)	(4.84)
Profit share allocated (to) from Managing Owner	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Net income per unit	$ 68.39	$ 120.39	$ 168.11	$ 110.69	$ 9.65	$ 30.17	$ 47.39	$ 26.06

Net asset value per unit, beginning of period	1,067.78	1,622.65	2,130.45	1,533.54	1,004.34	1,465.44	1,890.64	1,395.41

Net asset value per unit, end of period	$ 1,136.17	$ 1,743.04	$ 2,298.56	$ 1,644.23	$ 1,013.99	$ 1,495.61	$ 1,938.03	$ 1,421.47
Total return and ratios for the three months ended June 30:	2021				2020
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5
RATIOS TO AVERAGE CAPITAL:
Net investment income (loss) (a)	(6.50)%	(3.06)%	(1.30)%	(3.81)%	(5.58)%	(1.58)%	0.17%	(2.33)%
Total expenses (a)	6.54%	3.10%	1.34%	3.85%	6.82%	2.82%	1.06%	3.56%
Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	6.54%	3.10%	1.34%	3.85%	6.82%	2.82%	1.06%	3.56%
Total return before profit share allocation (b)	6.40%	7.42%	7.89%	7.22%	0.96%	2.06%	2.51%	1.87%
Less: Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	6.40%	7.42%	7.89%	7.22%	0.96%	2.06%	2.51%	1.87%
(a) Annualized. Ratios are net Managing Owner commission rebate.
(b) Not annualized.

Global Macro Trust
Statements of Financial Highlights (UNAUDITED)

For the six months ended June 30:	2021				2020
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5

Net income (loss) from operations:
Net investment income (loss)	$ (35.53)	$ (25.35)	$ (14.21)	$ (29.90)	$ (28.54)	$ (10.96)	$ 3.46	$ (16.06)
Net realized and unrealized gains (losses) on trading of futures and forward currency contracts	122.62	189.32	248.62	178.99	(175.86)	(252.62)	(324.62)	(240.40)
Net gains from U.S. Treasury obligations	0.07	0.10	0.10	0.07	1.89	2.73	2.99	2.26
Profit share allocated (to) Managing Owner	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Net income (loss) per unit	$ 87.16	$ 164.07	$ 234.51	$ 149.16	$ (202.51)	$ (260.85)	$ (318.17)	$ (254.20)

Net asset value per unit, beginning of period	1,049.01	1,578.97	2,064.05	1,495.07	1,216.50	1,756.46	2,256.20	1,675.67

Net asset value per unit, end of period	$ 1,136.17	$ 1,743.04	$ 2,298.56	$ 1,644.23	$ 1,013.99	$ 1,495.61	$ 1,938.03	$ 1,421.47

Total return and ratios for the six months ended June 30:	2021				2020
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5

RATIOS TO AVERAGE CAPITAL:

Net investment income (loss) (a)	(6.52)%	(3.06)%	(1.30)%	(3.81)%	(5.33)%	(1.40)%	0.34%	(2.17)%

Total expenses (a)	6.55%	3.09%	1.34%	3.85%	6.87%	2.93%	1.17%	3.68%
Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	6.55%	3.09%	1.34%	3.85%	6.87%	2.93%	1.17%	3.68%

Total return before profit share allocation (b)	8.31%	10.39%	11.36%	9.98%	(16.65)%	(14.85)%	(14.10)%	(15.17)%
Less: Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	8.31%	10.39%	11.36%	9.98%	(16.65)%	(14.85)%	(14.10)%	(15.17)%
(a) Annualized. Ratios are net Managing Owner commission rebate.
(b) Not annualized.
See notes to financial statements (unaudited)								(Concluded)

\\\

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Global Macro Trust’s (the “Trust”) financial condition at June 30, 2021 (unaudited) and December 31, 2020 (audited) and the results of its operations for the three and six months ended June 30, 2021 and 2020 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2020. The December 31, 2020 information has been derived from the audited financial statements as of December 31, 2020.

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

During the three and six months ended June 30, 2021 and 2020, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Trust’s investments by hierarchical level as of June 30, 2021 and December 31, 2020 in valuing the Trust’s investments at fair value. At June 30, 2021 and December 31, 2020, the Trust held no assets or liabilities classified in Level 3.

Financial Assets and Liabilities at Fair Value as of June 30, 2021

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$92,741,402	$-	$92,741,402
Short-term money market fund*	11,454,426	-	11,454,426
Exchange-traded futures contracts
Energies	485,152	-	485,152
Grains	(702,295)	-	(702,295)
Interest rates	752,766	-	752,766
Livestock	7,090	-	7,090
Metals	34,572	-	34,572
Softs	(4,865)	-	(4,865)
Stock indices	24,035	-	24,035

Total exchange-traded futures contracts	596,455	-	596,455

Over-the-counter forward currency contracts	-	(3,246,758)	(3,246,758)

Total futures and forward currency contracts (2)	596,455	(3,246,758)	(2,650,303)

Total financial assets and liabilities at fair value	$104,792,283	$(3,246,758)	$101,545,525

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$16,963,053
Investments in U.S. Treasury notes held in custody			75,778,349
Total investments in U.S. Treasury notes			$92,741,402

(2)
Net unrealized appreciation on open futures and forward currency contracts			$622,326
Net unrealized depreciation on open futures and forward currency contracts			(3,272,629)
Total net unrealized depreciation on open futures and forward currency contracts			$(2,650,303)

*The short-term money market fund is included in Cash and Cash Equivalents in the Statements of Financial Condition.

Financial Assets and Liabilities at Fair Value as of December 31, 2020

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$97,548,004	$-	$97,548,004
Short-term money market fund*	8,646,731	-	8,646,731
Exchange-traded futures contracts
Energies	233,730	-	233,730
Grains	525,977	-	525,977
Interest rates	353,091	-	353,091
Livestock	(1,230)	-	(1,230)
Metals	843,528	-	843,528
Softs	36,908	-	36,908
Stock indices	911,337	-	911,337

Total exchange-traded futures contracts	2,903,341	-	2,903,341

Over-the-counter forward currency contracts	-	300,273	300,273

Total futures and forward currency contracts (2)	2,903,341	300,273	3,203,614

Total financial assets and liabilities at fair value	$109,098,076	$300,273	$109,398,349

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$16,247,017
Investments in U.S. Treasury notes held in custody			81,300,987
Total investments in U.S. Treasury notes			$97,548,004

(2)
Net unrealized appreciation on open futures and forward currency contracts			$3,225,128
Net unrealized depreciation on open futures and forward currency contracts			(21,514)
Total net unrealized appreciation on open futures and forward currency contracts			$3,203,614

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

The Trust engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Trust at June 30, 2021, by market sector:

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

See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional derivative-related information.

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at June 30, 2021 and December 31, 2020. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at June 30, 2021

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$586,784	$(101,334)	$-	$(298)	$485,152
Grains	-	-	-	(702,295)	(702,295)
Interest rates	791,330	(111,326)	77,295	(4,533)	752,766
Livestock	7,170	-	490	(570)	7,090
Metals	448,899	(578,187)	606,273	(442,413)	34,572
Softs	19,294	(9,075)	1,428	(16,512)	(4,865)
Stock indices	84,805	(159,354)	110,663	(12,079)	24,035

Total futures contracts	1,938,282	(959,276)	796,149	(1,178,700)	596,455

Forward currency contracts	349,381	(8,610,448)	5,689,099	(674,790)	(3,246,758)

Total futures and
forward currency contracts	$2,287,663	$(9,569,724)	$6,485,248	$(1,853,490)	$(2,650,303)

Fair Value of Futures and Forward Currency Contracts at December 31, 2020

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$161,072	$(23,042)	$139,340	$(43,640)	$233,730
Grains	581,440	(50)	-	(55,413)	525,977
Interest rates	432,675	(75,401)	-	(4,183)	353,091
Livestock	-	-	370	(1,600)	(1,230)
Metals	1,210,410	(150,485)	111,678	(328,075)	843,528
Softs	56,897	(171)	170	(19,988)	36,908
Stock indices	886,471	(98,865)	128,824	(5,093)	911,337

Total futures contracts	3,328,965	(348,014)	380,382	(457,992)	2,903,341

Forward currency contracts	2,106,424	(469,018)	505,995	(1,843,128)	300,273

Total futures and
forward currency contracts	$5,435,389	$(817,032)	$886,377	$(2,301,120)	$3,203,614

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three and six months ended June 30, 2021 and 2020 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below:

Trading gains (losses) of futures and forward currency contracts for the three and six months ended June 30, 2021 and 2020

	Three months ended:	Three months ended:	Six months ended:	Six months ended:
Sector	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Futures contracts:
Energies	$3,256,178	$(2,182,080)	$4,257,308	$5,073,267
Grains	(646,377)	263,189	297,143	820,090
Interest rates	3,159,842	1,835,482	255,219	(612,973)
Livestock	11,990	(20,960)	(93,240)	271,630
Metals	1,417,430	(336,017)	1,155,434	(350,807)
Softs	(538,208)	(247,346)	(485,945)	(251,072)
Stock indices	3,578,389	3,512,515	9,913,631	(29,170,980)

Total futures contracts	10,239,244	2,824,783	15,299,550	(24,220,845)

Forward currency contracts	(1,187,055)	664,185	(2,205,498)	1,590,328

Total futures and forward currency contracts	$9,052,189	$3,488,968	$13,094,052	$(22,630,517)

The following table presents average notional value by sector in U.S. dollars of open futures and forward currency contracts for the six months ended June 30, 2021 and 2020. The Trust’s average net asset value for the six months ended June 30, 2021 and 2020 was approximately $114,000,000 and $137,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the six months ended June 30, 2021 and 2020

	2021		2020
Sector	Long Positions	Short Positions	Long Positions	Short Positions

Futures contracts:
Energies	$18,833,869	$1,135,156	$11,127,775	$7,051,062
Grains	7,741,202	6,395,300	2,856,720	4,904,975
Interest rates	286,931,795	17,390,117	142,938,308	74,765,119
Livestock	261,813	447,443	197,170	6,537
Metals	18,042,049	226,335	12,254,565	3,091,496
Softs	1,212,217	1,707,823	1,004,425	1,246,399
Stock indices	68,691,055	12,519,320	53,072,486	13,689,247

Total futures
contracts	401,714,000	39,821,494	223,451,449	104,754,835

Forward currency
contracts	55,685,723	28,432,199	28,453,597	28,943,612

Total average
notional	$457,399,723	$68,253,693	$251,905,046	$133,698,447

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at June 30, 2021 and 2020. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the Managing Owner believes it is a more meaningful representation of notional values of the Trust’s open interest rate positions.

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

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of June 30, 2021 and December 31, 2020.

Offsetting of derivative assets and liabilities at June 30, 2021

	Gross amounts of recognized assets	Gross amounts offset in the Statements of Financial Condition	Net amounts of assets presented in the Statements of Financial Condition
Assets
Futures contracts
Counterparty C	$558,306	$(194,889)	$363,417
Counterparty L	1,878,338	(1,619,429)	258,909

Total assets	$2,436,644	$(1,814,318)	$622,326
			(Continued)

	Gross amounts of recognized liabilities	Gross amounts offset in the Statements of Financial Condition	Net amounts of liabilities presented in the Statements of Financial Condition
Liabilities
Futures contracts
Counterparty J	$323,658	$(297,787)	$25,871
Total futures contracts	323,658	(297,787)	25,871

Forward currency contracts
Counterparty G	3,361,156	(2,737,804)	623,352
Counterparty K	5,924,082	(3,300,676)	2,623,406
Total forward currency contracts	9,285,238	(6,038,480)	3,246,758

Total liabilities	$9,608,896	$(6,336,267)	$3,272,629
			(Concluded)

		Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net amounts of assets presented in the Statements of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$363,417	$-	$(363,417)	$-
Counterparty L	258,909	-	(258,909)	-

Total	$622,326	$-	$(622,326)	$-

		Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net amounts of liabilities presented in the Statements of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount (4)

Counterparty G	$623,352	$-	$(623,352)	$-
Counterparty J	25,871	-	(25,871)	-
Counterparty K	2,623,406	-	(2,623,406)	-

Total	$3,272,629	$-	$(3,272,629)	$-

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
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of June 30, 2021.
(4) Net amount represents the amounts owed by the Trust to each counterparty as of June 30, 2021.

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

The Trust’s forward currency trading activities are cleared through DB and BA. The Trust’s concentration of credit risk associated with DB or BA nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB and BA. The amount of such credit risk was $14,332,793 and $6,959,196 at June 30, 2021 and December 31, 2020, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and six months ended June 30, 2021 and 2020. Profit share earned (from Unitholders' redemptions) is credited to the New Profit Memo Account as defined in the Trust’s Declaration of Trust and Trust Agreement (the “Trust Agreement”).

Three months ended:
	June 30,	June 30,
	2021	2020
Profit share earned	$-	$-
Reversal of profit share	-	-
Profit share accrued	-	-
Total profit share	$-	$-

Six months ended:
	June 30,	June 30,
	2021	2020
Profit share earned	$-	$-
Profit share accrued	-	-
Total profit share	$-	$-

5. RELATED PARTY TRANSACTIONS

The Trust pays all routine expenses, such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee's fees, the charges of an outside accounting services agency and the expenses of updating the Trust's Prospectus), as well as extraordinary costs. At June 30, 2021 and December 31, 2020, the Managing Owner is owed $33,634 and $0, respectively, from the Trust in connection with such expenses it has paid on the Trust's behalf (and is included in "Due to Managing Owner" in the Statements of Financial Condition).

Series 1 Unitholders who redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the Managing Owner. There was no redemption charge payable at June 30, 2021 or December 31, 2020.

6. FINANCIAL HIGHLIGHTS

Per unit operating performance for Series 1, Series 3, Series 4 Units and Series 5 is calculated based on Unitholders’ Trust capital for each Series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of Units during the period. Weighted average number of Units for each Series is detailed below:

	Three months ended June 30,		Six months ended June 30,		Date of first issuance
	2021	2020	2021	2020

Series 1	67,543.455	81,733.506	69,648.254	84,717.159	July 23, 2001
Series 3	12,585.074	18,721.076	12,950.623	19,312.115	September 1, 2009
Series 4	4,117.727	4,310.699	4,104.522	4,303.419	November 1, 2010
Series 5	3,255.002	3,340.984	3,271.419	3,242.167	April 1, 2018

7. BROKERAGE AND CUSTODIAL FEES

Per the Trust agreement, selling agents are prohibited from receiving amounts in excess of 9.5% of the gross offering proceeds of Series 1 Units sold subsequent to August 12, 2009. During the three and six months ended June 30, 2021 and 2020, the Managing Owner rebated to the Trust for the benefit of all holders of Series 1 Units, all amounts that would have otherwise been due to selling agents but for the 9.5% cap. Further, in certain cases, there are Series 1 Units that remain outstanding, where there is no longer a selling agent associated with such Units. Beginning in August 2014, the Managing Owner rebated such amounts to the Trust for the benefit of all holders of Series 1 Units. The total amounts rebated to the Trust for both of these items, included in “Brokerage and custodial fees” in the Statements of Operations, were as follows:

	Three months ending June 30,		Six months ending June 30,
	2021	2020	2021	2020

Brokerage fee rebates	$ 162,204	$ 117,919	$ 331,101	$ 264,858

8. SUBSEQUENT EVENTS

The Managing Owner has performed its evaluation of subsequent events from July 1, 2021 to August 12, 2021, the date this form 10-Q was filed. Based on such evaluation, no further events were discovered that required disclosure or adjustment to the financial statements.

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

During its operations for the three and six months ended June 30, 2021, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

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

Periods ended June 30, 2021

Month Ended:		Total Trust Capital

June 30, 2021		$113,994,669
March 31, 2021		111,045,901
December 31, 2020		114,170,693

	Three Months ended	Six Months ended
Change in Trust Capital	$2,948,768	$(176,024)
Percent Change	2.66%	(0.15)%

THREE MONTHS ENDED JUNE 30, 2021

The increase in the Trust’s net assets of $2,948,768 was attributable to subscriptions of $227,798 and net income after profit share of $7,551,585, which were partially offset by redemptions of $4,830,615.

Brokerage fees are calculated on the net asset value of the Series 1 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three months ended June 30, 2021 decreased $144,036 (net of Managing Owner commission rebate to Unitholders) relative to the corresponding period in 2020 due to a decrease in the Trust’s Series 1 net assets during the respective periods.

Administrative expenses for the three months ended June 30, 2021 decreased $13,324 relative to the corresponding period in 2020. The decrease was due mainly to a decrease in the Trust's net assets during the three months ended June 30, 2021 relative to the corresponding period in 2020.

Management fees are calculated on the net asset value of the Series 3 Units and Series 5 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three months ended June 30, 2021 decreased $24,057 relative to the corresponding period in 2020 due to a decrease in the Trust’s Series 3 and Series 5 net assets during the respective periods.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the three months ended June 30, 2021 decreased $380,427 relative to the corresponding period in 2020. This decrease was due predominantly to a decrease in short-term U.S. Treasury yields during the three months ended June 30, 2021.

During the three months ended June 30, 2021, the Trust experienced net realized and unrealized gains of $9,048,360 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $1,334,916, administrative expenses of $198,621, custody fees and other expenses of $8,785 and management fees of $128,419 were incurred. The Trust’s gains achieved from trading operations, in addition to interest income of $11,762, and Managing Owner commission rebate to Unitholders of $162,204 were partially offset by the Trust's expenses, resulting in net income after profit share to the Managing Owner of $7,551,585. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Trust Capital
Currencies	(1.08)%
Energies	2.87%
Grains	(0.56)%
Interest rates	2.78%
Livestock	0.03%
Metals	1.24%
Softs	(0.45)%
Stock indices	3.14%

Trading gain	7.97%

SIX MONTHS ENDED JUNE 30, 2021

The decrease in the Trust’s net assets of $176,024 was attributable to redemptions of $10,755,705, which were partially offset by net income after profit share of $9,977,521 and subscriptions of $602,160.

Brokerage fees are calculated on the net asset value of the Series 1 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the six months ended June 30, 2021 decreased $552,884 (net of the Managing Owner commission rebate to Unitholders) relative to the corresponding period in 2020 due to a decrease in the Trust’s Series 1 net assets during the respective periods.

Administrative expenses for the six months ended June 30, 2021 decreased $90,145 relative to the corresponding period in 2020. The decrease was due mainly to a decrease in the Trust's net assets during the six months ended June 30, 2021 relative to the corresponding period in 2020.

Management fees are calculated on the net asset value of the Series 3 Units and Series 5 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the six months ended June 30, 2021 decreased $71,952 relative to the corresponding period in 2020 due to a decrease in the Trust’s Series 3 and Series 5 net assets during the respective periods.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the six months ended June 30, 2021 decreased $1,031,702 relative to the corresponding period in 2020. This decrease was due predominantly to a decrease in short-term U.S. Treasury yields during the six months ended June 30, 2021 relative to the corresponding period in 2020.

During the six months ended June 30, 2021, the Trust experienced net realized and unrealized gains of $12,955,729 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $2,651,222, administrative expenses of $412,307, custody fees and other expenses of $13,812 and management fees of $252,651 were incurred. Interest income of $20,683, and Managing Owner commission rebate to Unitholders of $331,101 were partially offset by the Trust’s expenses resulting in net income after profit share to the Managing Owner of $9,977,521. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Trust Capital
Currencies	(1.97)%
Energies	3.83%
Grains	0.27%
Interest rates	0.20%
Livestock	(0.07)%
Metals	1.02%
Softs	(0.41)%
Stock indices	9.10%

Trading gain	11.97%

MANAGEMENT DISCUSSION –2021

Three months ended June 30, 2021

The Trust was profitable in the quarter as gains from long positions in stock index, interest rate, energy and metals futures outpaced losses from trading currency forwards and grain and soft commodity futures.

For much of the quarter, reflation and reopening dynamics underpinned by expanding COVID-19 vaccinations and accommodative monetary and fiscal policies globally contributed to rising equity prices, commodity prices and interest rates. In May, market participants faced headwinds that at times impacted market sentiment including: declines in Bitcoin and SPAC prices; the Colonial pipeline cyberattack; and geopolitical tensions and/or negotiations between the U.S. and China, the U.S. and Iran, Israel and Hamas, and Russia/Belarus and the West. Importantly, evidence that inflation was increasing raised concerns that global monetary policies might become less accommodative. Central banks in Brazil, Russia, Turkey, Mexico, Hungary and the Czech Republic have raised official rates recently and monetary authorities in Canada, New Zealand and Norway have suggested it may be time to rein in crisis policies soon. The Federal Reserve (the “Fed”) continues to emphasize the “transitory” nature of recent inflation increases but financial markets were impacted following the Fed’s June meeting and indications that a number of Fed policy makers are considering Quantitative easing (“QE”) tapering and interest rates increases earlier than had been previously anticipated.

After peaking late in March, interest rates were volatile but drifted lower during most of the quarter. Following the June Fed meeting, rates fell to their lowest levels since late February and yield curves flattened, inflation expectations eased, real yields rose, gold declined and the U.S. dollar rebounded. Consequently, long positions in long-term U.S., U.K., Japanese, Canadian and Australian government bonds were profitable. On the other hand, trading of the U.S. 5-year note and European long-term interest rate futures produced partially offsetting losses.

Against this background of reflation and reopening, long positions in U.S., Canadian and EAFE equity index futures, and trading of European, Chinese and Taiwanese stock index futures were highly profitable. Elsewhere, short positions in Japanese and Brazilian equity futures posted partially offsetting losses.

During the quarter, Brent crude oil hit its highest price level since October 2018 and an increasingly bullish picture contributed to speculation that the price may eventually return to $100 a barrel. Prices drew support from expectations that the OPEC+ alliance – which meets on July 1 – won’t revive production quickly enough to prevent markets from tightening, and from continued production discipline from non-Organization of the Petroleum Exporting Countries’ shale producers who have exerted strong control on additional investments while focusing on returns to investors. Consequently, stockpiles are draining as fuel consumption rebounds in key regions including the U.S. and Europe. At the same time, the prospect of an imminent surge of Iranian oil is diminishing as talks to revive a nuclear deal continue. In this environment, long positions in Brent crude, WTI crude, RBOB gasoline, London gas oil and heating oil were profitable. On the other hand, a short U.S. natural gas position posted a partially offsetting loss. Natural gas prices have risen sharply amid low global natural gas inventories after a long, cold winter; rebounding global demand along with the reopening global economy; and hot summer temperatures.

Reflation and reopening demand contributed to metals’ prices despite some intra-quarter volatility prompted by Chinese efforts to rein in “excessive” speculation and worries about possible changes in monetary policy. Long copper, gold, silver and aluminum positions were profitable, especially in April and May.

The U.S. dollar strengthened during the first quarter amid the U.S.’s vaccine distribution efforts (particularly relative to the rest of the world), fiscal policy support, economic reopening and rising interest rates. Subsequently, as those distinctions eroded, the U.S. dollar declined for much of the second quarter. However, the U.S. currency rebounded sharply in June, particularly after Federal Reserve officials suggested that they were starting to think about QE tapering and interest rate increases. Currency trading was mixed and unprofitable for the quarter. Short U.S. dollar trades against the currencies of Australia and New Zealand were unprofitable especially in the second half of the quarter. Long U.S. dollar trades against the Japanese yen and Norwegian krone posted losses, particularly in April. Trading the U.S. dollar against the euro, Polish zloty, Swedish krona, Brazilian real and Chilean peso added to the losses. On the other hand, during April and May, short U.S. dollar trades versus the British pound, Indian rupee, Israeli shekel, Russian ruble and Swiss franc produced partially offsetting profits.

Grains prices were volatile during the quarter, spiking and plunging along with a variety of events including drought concerns and robust demand from China, the U.S. and elsewhere as the global economy reopened; the multi-year highs reached in May while rains in the U.S. Midwest and Canada eased severe drought concerns; and the release of the USDA grain stocks June 30 report showing sharp inventory declines from a year ago. On balance, trading of wheat, corn and soybean meal registered losses, while a long soybean oil trade posted a partially offsetting gain.

A short coffee position was unprofitable when coffee prices increased as the 2020 drought reduced recent supplies from Brazil, Colombia and Nicaragua, and because logistics and customs issues constrained Brazilian exports. Trading of sugar was slightly unprofitable too.

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

CONTRACTUAL OBLIGATIONS

The Trust does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Trust’s sole business is trading futures, forward currency, spot, option, and swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Trust for less than four months before being offset or rolled over into new contracts with similar maturities. The Trust’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Trust’s open futures and forward currency contracts, both long and short, at June 30, 2021 and December 31, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

The Managing Owner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Trust as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the Managing Owner’s internal controls over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Managing Owner’s internal controls over financial reporting with respect to the Trust.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)There have been no sales of unregistered securities of the Trust during the three months ended June 30, 2021

(b)Pursuant to the Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding and Units are not reissued once redeemed.

The following table summarizes the redemptions by Unitholders during the three months ended June 30, 2021.

	Series 1		Series 3		Series 4		Series 5
Date of Redemption	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit

April 30, 2021	1,597.154	$1,106.78	257.087	$1,687.31	-	$2,218.58	61.617	$1,593.65
May 31, 2021	1,128.459	1,143.99	144.893	1,749.59	-	2,303.83	29.242	1,651.44
June 30, 2021	732.775	1,136.17	25.243	1,743.04	6.532	2,298.56	28.372	1,644.23
Total	3,458.388		427.223		6.532		119.231

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
Managing Owner

Date: August 12, 2021
/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)