Form 10-Q
period 2021-09-30
GLOBAL MACRO TRUST
filed 2021-11-12
CIK 1145765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:   September 30, 2021

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☐

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
For the three and nine months ended September 30, 2021 and 2020 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Trust Capital (c)	8
Statements of Financial Highlights (b)	10
Notes to the Financial Statements	12

(a) At September 30, 2021 (unaudited) and December 31, 2020
(b) For the three and nine months ended September 30, 2021 and 2020 (unaudited)
(c) For the nine months ended September 30, 2021 and 2020 (unaudited)

Global Macro Trust
Statements of Financial Condition

	September 30, 2021 (unaudited)	December 31, 2020
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes – at fair value
(amortized cost $22,479,414 and $16,247,126)	$22,478,217	$16,247,017
Net unrealized appreciation on open futures and
forward currency contracts	735,434	3,225,128
Due from brokers, net	4,622,845	3,489,150
Cash denominated in foreign currencies (cost $4,287,423
and $2,563,244)	4,206,453	2,695,800
Total equity in trading accounts	32,042,949	25,657,095

INVESTMENTS IN U.S. TREASURY NOTES – at fair value
(amortized cost $70,352,834 and $81,311,242)	70,348,307	81,300,987
CASH AND CASH EQUIVALENTS	5,841,713	8,896,731
ACCRUED INTEREST RECEIVABLE	542,499	718,302
TOTAL	$108,775,468	$116,573,115

LIABILITIES AND TRUST CAPITAL
LIABILITIES:
Subscriptions by Unitholders received in advance	$442,000	$-
Net unrealized depreciation on open futures and forward currency contracts	1,310,841	21,514
Due to Managing Owner	52,919	-
Due to brokers, net	2,419,101	62
Accrued brokerage and custodial fees	345,197	404,092
Accrued management fees	39,966	43,291
Redemptions payable to Unitholders	780,845	1,830,466
Accrued expenses	57,055	102,997
Total liabilities	5,447,924	2,402,422

TRUST CAPITAL:
Managing Owner interest (2,757.909 and 2,645.415 units outstanding)	2,896,908	2,775,067
Series 1 Unitholders (63,878.004 and 72,959.433 units outstanding)	67,097,375	76,534,812
Series 3 Unitholders (11,988.925 and 13,756.807 units outstanding)	19,503,470	21,721,634
Series 4 Unitholders (3,907.705 and 3,983.338 units outstanding)	8,419,797	8,221,792
Series 5 Unitholders (3,532.038 and 3,289.070 units outstanding)	5,409,994	4,917,388
Total trust capital	103,327,544	114,170,693

TOTAL	$108,775,468	$116,573,115

NET ASSET VALUE PER UNIT OUTSTANDING:
Series 1 Unitholders	$1,050.40	$1,049.01
Series 3 Unitholders	$1,626.79	$1,578.97
Series 4 Unitholders	$2,154.67	$2,064.05
Series 5 Unitholders	$1,531.69	$1,495.07

See notes to financial statements (unaudited)

Global Macro Trust
Condensed Schedule of Investments (unaudited)
September 30, 2021

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	1.15%	$1,190,615
Grains	(0.00)	(2,304)
Interest rates	(0.34)	(349,398)
Livestock	0.01	8,130
Metals	(0.71)	(730,200)
Softs	0.05	50,824
Stock indices	(0.46)	(478,676)

Total long futures contracts	(0.30)	(311,009)

Short futures contracts:
Energies	(0.05)	(49,850)
Grains	0.23	241,265
Interest rates:
2 Year U.S. Treasury Note (98 contracts, settlement date December 2021)	0.01	14,336
5 Year U.S. Treasury Note (239 contracts, settlement date December 2021)	0.05	46,383
10 Year U.S. Treasury Note (102 contracts, settlement date December 2021)	0.01	9,562
Other	0.15	152,127

Total interest rates	0.22	222,408

Livestock	0.00	1,990
Metals	0.42	433,655
Softs	(0.01)	(13,104)
Stock indices	(0.01)	(9,601)

Total short futures contracts	0.80	826,763

TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	0.50	515,754

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(4.08)	(4,210,718)
Total short forward currency contracts	3.02	3,119,557

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	(1.06)	(1,091,161)

TOTAL	(0.56)%	$(575,407)

		(Continued)

Global Macro Trust
Condensed Schedule of Investments (unaudited)
September 30, 2021
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$40,710,000	U.S. Treasury notes, 2.000%, 11/15/2021	39.49%	$40,807,005
30,900,000	U.S. Treasury notes, 2.500%, 02/15/2022	30.18	31,182,445
20,620,000	U.S. Treasury notes, 1.750%, 05/15/2022	20.17	20,837,074
	Total investments in U.S. Treasury notes
	(amortized cost $92,832,248)	89.84%	$92,826,524

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2020

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	0.12%	$138,030
Grains	0.51	581,390
Interest rates:
2 Year U.S. Treasury Note (69 contracts, settlement date March 2021)	0.00	2,242
5 Year U.S. Treasury Note (410 contracts, settlement date March 2021)	0.04	40,109
10 Year U.S. Treasury Note (338 contracts, settlement date March 2021)	0.03	33,031
30 Year U.S. Treasury Bond (95 contracts, settlement date March 2021)	0.02	17,500
Other	0.23	264,392

Total interest rates	0.32	357,274

Metals	0.93	1,059,925
Softs	0.05	56,726
Stock indices	0.69	787,606

Total long futures contracts	2.62	2,980,951

Short futures contracts:
Energies	0.08	95,700
Grains	(0.05)	(55,413)
Interest rates	(0.00)	(4,183)
Livestock	(0.00)	(1,230)
Metals	(0.19)	(216,397)
Softs	(0.02)	(19,818)
Stock indices	0.11	123,731

Total short futures contracts	(0.07)	(77,610)

TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	2.55	2,903,341

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.43	1,637,406
Total short forward currency contracts	(1.17)	(1,337,133)
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	0.26	300,273

TOTAL	2.81%	$3,203,614

		(Continued)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2020
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$48,010,000	U.S. Treasury notes, 2.250%, 02/15/2021	42.15%	$48,131,900
28,200,000	U.S. Treasury notes, 2.625%, 05/15/2021	24.93	28,459,418
20,620,000	U.S. Treasury notes, 2.750%, 08/15/2021	18.36	20,956,686
	Total investments in U.S. Treasury notes
	(amortized cost $97,558,368)	85.44%	$97,548,004

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Statements of Operations (unaudited)

	For the three months ended
	September 30, 2021	September 30, 2020
INVESTMENT INCOME:
Interest income, net	$3,252	$211,661

EXPENSES:
Brokerage fees	1,242,775	1,387,446
Administrative expenses	235,994	209,136
Custody fees and other expenses	7,254	7,862
Management fees	124,459	140,927
Total expenses	1,610,482	1,745,371

Managing Owner commission rebate to Unitholders	(148,413)	(138,657)

Net expenses	1,462,069	1,606,714

NET INVESTMENT LOSS	(1,458,817)	(1,395,053)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(8,495,423)	3,625,650
Foreign exchange transactions	(159,174)	126,358
Net change in unrealized:
Futures and forward currency contracts	2,074,896	1,064,830
Foreign exchange translation	(17,850)	3,761
Net gains (losses) from U.S. Treasury notes:
Realized	(217)	12,804
Net change in unrealized	(2,544)	(191,230)
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)	(6,600,312)	4,642,173

NET INCOME (LOSS)	(8,059,129)	3,247,120
LESS PROFIT SHARE TO MANAGING OWNER	-	-
NET INCOME (LOSS) AFTER PROFIT SHARE TO (FROM) MANAGING OWNER	$(8,059,129)	$3,247,120

NET INCOME (LOSS) PER UNIT OUTSTANDING
Series 1 Unitholders	$(85.77)	$22.88
Series 3 Unitholders	$(116.25)	$49.82
Series 4 Unitholders	$(143.89)	$73.34
Series 5 Unitholders	$(112.54)	$44.59

See notes to financial statements (unaudited)

Global Macro Trust
Statements of Operations (unaudited)

	For the nine months ended
	September 30, 2021	September 30, 2020
INVESTMENT INCOME:
Interest income, net	$23,935	$1,264,046

EXPENSES:
Brokerage fees	3,893,997	4,525,309
Administrative expenses	648,301	711,588
Custody fees and other expenses	21,066	21,481
Management fees	377,110	465,530
Total expenses	4,940,474	5,723,908

Managing Owner commission rebate to Unitholders	(479,514)	(403,515)

Net expenses	4,460,960	5,320,393

NET INVESTMENT LOSS	(4,437,025)	(4,056,347)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	10,452,546	(19,721,371)
Foreign exchange translation	(108,730)	(109,405)
Net change in unrealized:
Futures and forward currency contracts	(3,779,021)	1,781,334
Foreign exchange translation	(213,526)	(108,459)
Net gains (losses) from U.S. Treasury notes:
Realized	(492)	132,246
Net change in unrealized	4,640	(73,673)
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)	6,355,417	(18,099,328)

NET INCOME (LOSS)	$1,918,392	$(22,155,675)
LESS PROFIT SHARE TO MANAGING OWNER	-	-
NET INCOME (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER	$1,918,392	$(22,155,675)

NET INCOME (LOSS) PER UNIT OUTSTANDING
Series 1 Unitholders	$1.39	$(179.63)
Series 3 Unitholders	$47.82	$(211.03)
Series 4 Unitholders	$90.62	$(244.83)
Series 5 Unitholders	$36.62	$(209.61)

See notes to financial statements (unaudited)		(Concluded)

Global Macro Trust
Statements of Changes in Trust Capital (unaudited)

For the nine months ended September 30, 2021:
									New Profit
	Series 1 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Series 5 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2021	$76,534,812	72,959.433	$21,721,634	13,756.807	$8,221,792	3,983.338	$4,917,388	3,289.070	$-	-	$2,775,067	2,645.415	$114,170,693
Subscriptions	-	-	324,750	188.519	436,768	207.130	653,000	397.972	-	-	-	-	1,414,518
Redemptions	(10,090,721)	(9,266.630)	(3,224,043)	(1,956.401)	(609,949)	(282.763)	(251,346)	(155.004)	-	-	-	-	(14,176,059)
Addt'l units allocated *	-	185.201	-	-	-	-	-	-	-	-	-	112.494	-
Net income
before profit share to Managing Owner	653,284	-	681,129	-	371,186	-	90,952	-	-	-	121,841	-	1,918,392
Profit share to Managing Owner:	-	-	-	-	-	-	-	-	-	-	-	-	-
Transfer of New Profit Memo
Account to Managing Owner	-	-	-	-	-	-	-	-	-	-	-	-	-
Trust capital at
September 30, 2021	$67,097,375	63,878.004	$19,503,470	11,988.925	$8,419,797	3,907.705	$5,409,994	3,532.038	$-	-	$2,896,908	2,757.909	$103,327,544

Net asset value per unit outstanding
at September 30, 2021:	$1,050.40		$1,626.79		$2,154.67		$1,531.69

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and to the Managing Owner.													(Continued)

See notes to financial statements (unaudited)

Global Macro Trust
Statements of Changes in Trust Capital (unaudited)

For the nine months ended September 30, 2020:
									New Profit
	Series 1 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Series 5 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2020	$107,565,649	88,422.039	$34,128,621	19,430.353	$9,261,037	4,104.713	$4,624,421	2,759.746	$-	-	$4,230,810	3,477.855	$159,810,538
Subscriptions	-	-	1,353,000	794.391	763,699	349.463	1,455,615	929.901	-	-	-	-	3,572,314
Redemptions	(13,704,289)	(13,223.509)	(7,434,558)	(4,937.594)	(963,063)	(473.926)	(590,542)	(410.154)	-	-	(1,200,000)	(989.238)	(23,892,452)
Addt'l units allocated *	-	212.588	-	-	-	-	-	-	-	-	-	119.471	-
Net loss
before profit share to Managing Owner	(15,669,793)	-	(4,421,850)	-	(1,055,908)	-	(681,562)	-	-	-	(326,562)	-	(22,155,675)
Profit share to Managing Owner:	-	-	-	-	-	-	-	-	-	-	-	-	-
Transfer of New Profit Memo
Account to Managing Owner	-	-	-	-	-	-	-	-	-	-	-	-	-
Trust capital at
September 30, 2020	$78,191,567	75,411.118	$23,625,213	15,287.150	$8,005,765	3,980.250	$4,807,932	3,279.493	$-	-	$2,704,248	2,608.088	$117,334,725

Net asset value per unit outstanding
at September 30, 2020:	$1,036.87		$1,545.43		$2,011.37		$1,466.06

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and to the Managing Owner.

See notes to financial statements (unaudited)													(Concluded)

Global Macro Trust
Statements of Financial Highlights (unaudited)

For the three months ended September 30:	2021				2020
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5
Net income (loss) from operations:
Net investment loss	$ (18.30)	$ (13.77)	$ (8.49)	$ (16.04)	$ (15.47)	$ (8.04)	$ (2.05)	$ (10.67)
Net realized and unrealized gains (losses) on trading of futures and forward currency contracts	(67.44)	(102.44)	(135.34)	(96.47)	39.73	59.75	78.24	57.42
Net losses from U.S. Treasury obligations	(0.03)	(0.04)	(0.06)	(0.03)	(1.38)	(1.89)	(2.85)	(2.16)
Profit share allocated (to) from Managing Owner	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Net income (loss) per unit	$ (85.77)	$ (116.25)	$ (143.89)	$ (112.54)	$ 22.88	$ 49.82	$ 73.34	$ 44.59

Net asset value per unit, beginning of period	1,136.17	1,743.04	2,298.56	1,644.23	1,013.99	1,495.61	1,938.03	1,421.47

Net asset value per unit, end of period	$ 1,050.40	$ 1,626.79	$ 2,154.67	$ 1,531.69	$ 1,036.87	$ 1,545.43	$ 2,011.37	$ 1,466.06
Total return and ratios for the three months ended September 30:	2021				2020
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5
RATIOS TO AVERAGE CAPITAL:
Net investment loss (a)	(6.72)%	(3.28)%	(1.53)%	(4.04)%	(6.02)%	(2.17)%	(0.42)%	(2.93)%
Total expenses (a)	6.73%	3.29%	1.54%	4.05%	6.71%	2.87%	1.11%	3.62%
Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	6.73%	3.29%	1.54%	4.05%	6.71%	2.87%	1.11%	3.62%
Total return before profit share allocation (b)	(7.55)%	(6.67)%	(6.26)%	(6.84)%	2.26%	3.33%	3.78%	3.14%
Less: Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	(7.55)%	(6.67)%	(6.26)%	(6.84)%	2.26%	3.33%	3.78%	3.14%
(a) Annualized. Ratios are net Managing Owner commission rebate.
(b) Not annualized.

Global Macro Trust
Statements of Financial Highlights (UNAUDITED)

For the nine months ended September 30:	2021				2020
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5

Net income (loss) from operations:
Net investment income (loss)	$ (53.83)	$ (39.12)	$ (22.70)	$ (45.94)	$ (44.01)	$ (19.00)	$ 1.41	$ (26.73)
Net realized and unrealized gains (losses) on trading of futures and forward currency contracts	55.18	86.88	113.28	82.52	(136.13)	(192.87)	(246.38)	(182.98)
Net gains from U.S. Treasury obligations	0.04	0.06	0.04	0.04	0.51	0.84	0.14	0.10
Profit share allocated (to) Managing Owner	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Net income (loss) per unit	$ 1.39	$ 47.82	$ 90.62	$ 36.62	$ (179.63)	$ (211.03)	$ (244.83)	$ (209.61)

Net asset value per unit, beginning of period	1,049.01	1,578.97	2,064.05	1,495.07	1,216.50	1,756.46	2,256.20	1,675.67

Net asset value per unit, end of period	$ 1,050.40	$ 1,626.79	$ 2,154.67	$ 1,531.69	$ 1,036.87	$ 1,545.43	$ 2,011.37	$ 1,466.06

Total return and ratios for the nine months ended September 30:	2021				2020
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5

RATIOS TO AVERAGE CAPITAL:

Net investment income (loss) (a)	(6.58)%	(3.13)%	(1.38)%	(3.89)%	(5.54)%	(1.63)%	0.09%	(2.42)%

Total expenses (a)	6.61%	3.16%	1.41%	3.92%	6.82%	2.91%	1.15%	3.66%
Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	6.61%	3.16%	1.41%	3.92%	6.82%	2.91%	1.15%	3.66%

Total return before profit share allocation (b)	0.13%	3.03%	4.39%	2.45%	(14.77)%	(12.01)%	(10.85)%	(12.51)%
Less: Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	0.13%	3.03%	4.39%	2.45%	(14.77)%	(12.01)%	(10.85)%	(12.51)%
(a) Annualized. Ratios are net Managing Owner commission rebate.
(b) Not annualized.
See notes to financial statements (unaudited)								(Concluded)

\\\

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Global Macro Trust’s (the “Trust”) financial condition at September 30, 2021 (unaudited) and December 31, 2020 (audited) and the results of its operations for the three and nine months ended September 30, 2021 and 2020 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2020. The December 31, 2020 information has been derived from the audited financial statements as of December 31, 2020.

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

During the three and nine months ended September 30, 2021 and 2020, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Trust’s investments by hierarchical level as of September 30, 2021 and December 31, 2020 in valuing the Trust’s investments at fair value. During the nine and twelve months ended September 30, 2021 and December 31, 2020, the Trust held no assets or liabilities in Level 3. At September 30, 2021 and December 31, 2020, the Trust held no assets or liabilities classified in Level 3.

Financial Assets and Liabilities at Fair Value as of September 30, 2021

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$92,826,524	$-	$92,826,524
Short-term money market fund*	5,591,713	-	5,591,713
Exchange-traded futures contracts
Energies	1,140,765	-	1,140,765
Grains	238,961	-	238,961
Interest rates	(126,990)	-	(126,990)
Livestock	10,120	-	10,120
Metals	(296,545)	-	(296,545)
Softs	37,720	-	37,720
Stock indices	(488,277)	-	(488,277)

Total exchange-traded futures contracts	515,754	-	515,754

Over-the-counter forward currency contracts	-	(1,091,161)	(1,091,161)

Total futures and forward currency contracts (2)	515,754	(1,091,161)	(575,407)

Total financial assets and liabilities at fair value	$98,933,991	$(1,091,161)	$97,842,830

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$22,478,217
Investments in U.S. Treasury notes held in custody			70,348,307
Total investments in U.S. Treasury notes			$92,826,524

(2)
Net unrealized appreciation on open futures and forward currency contracts			$735,434
Net unrealized depreciation on open futures and forward currency contracts			(1,310,841)
Total net unrealized depreciation on open futures and forward currency contracts			$(575,407)

*The short-term money market fund is included in Cash and Cash Equivalents in the Statements of Financial Condition.

Financial Assets and Liabilities at Fair Value as of December 31, 2020

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$97,548,004	$-	$97,548,004
Short-term money market fund*	8,646,731	-	8,646,731
Exchange-traded futures contracts
Energies	233,730	-	233,730
Grains	525,977	-	525,977
Interest rates	353,091	-	353,091
Livestock	(1,230)	-	(1,230)
Metals	843,528	-	843,528
Softs	36,908	-	36,908
Stock indices	911,337	-	911,337

Total exchange-traded futures contracts	2,903,341	-	2,903,341

Over-the-counter forward currency contracts	-	300,273	300,273

Total futures and forward currency contracts (2)	2,903,341	300,273	3,203,614

Total financial assets and liabilities at fair value	$109,098,076	$300,273	$109,398,349

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$16,247,017
Investments in U.S. Treasury notes held in custody			81,300,987
Total investments in U.S. Treasury notes			$97,548,004

(2)
Net unrealized appreciation on open futures and forward currency contracts			$3,225,128
Net unrealized depreciation on open futures and forward currency contracts			(21,514)
Total net unrealized appreciation on open futures and forward currency contracts			$3,203,614

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

The Trust engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Trust at September 30, 2021, by market sector:

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

See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional derivative-related information.

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at September 30, 2021 and December 31, 2020. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at September 30, 2021

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$1,212,017	$(21,402)	$7,250	$(57,100)	$1,140,765
Grains	-	(2,304)	339,215	(97,950)	238,961
Interest rates	3,337	(352,735)	240,125	(17,717)	(126,990)
Livestock	8,520	(390)	1,990	-	10,120
Metals	202,120	(932,320)	750,075	(316,420)	(296,545)
Softs	52,680	(1,856)	-	(13,104)	37,720
Stock indices	27,235	(505,911)	97,701	(107,302)	(488,277)

Total futures contracts	1,505,909	(1,816,918)	1,436,356	(609,593)	515,754

Forward currency contracts	480,231	(4,690,949)	3,727,418	(607,861)	(1,091,161)

Total futures and
forward currency contracts	$1,986,140	$(6,507,867)	$5,163,774	$(1,217,454)	$(575,407)

Fair Value of Futures and Forward Currency Contracts at December 31, 2020

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$161,072	$(23,042)	$139,340	$(43,640)	$233,730
Grains	581,440	(50)	-	(55,413)	525,977
Interest rates	432,675	(75,401)	-	(4,183)	353,091
Livestock	-	-	370	(1,600)	(1,230)
Metals	1,210,410	(150,485)	111,678	(328,075)	843,528
Softs	56,897	(171)	170	(19,988)	36,908
Stock indices	886,471	(98,865)	128,824	(5,093)	911,337

Total futures contracts	3,328,965	(348,014)	380,382	(457,992)	2,903,341

Forward currency contracts	2,106,424	(469,018)	505,995	(1,843,128)	300,273

Total futures and
forward currency contracts	$5,435,389	$(817,032)	$886,377	$(2,301,120)	$3,203,614

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three and nine months ended September 30, 2021 and 2020 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below:

Trading gains (losses) of futures and forward currency contracts for the three and nine months ended September 30, 2021 and 2020

	Three months ended:	Three months ended:	Nine months ended:	Nine months ended:
Sector	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Futures contracts:
Energies	$668,978	$558,365	$4,926,286	$5,631,632
Grains	217,836	(423,446)	514,979	396,644
Interest rates	(1,788,720)	(1,714,375)	(1,533,501)	(2,327,348)
Livestock	(11,100)	53,480	(104,340)	325,110
Metals	(632,392)	553,805	523,042	202,998
Softs	8,748	1,592	(477,197)	(249,480)
Stock indices	(2,386,545)	3,706,520	7,527,086	(25,464,460)

Total futures contracts	(3,923,195)	2,735,941	11,376,355	(21,484,904)

Forward currency contracts	(2,497,332)	1,954,539	(4,702,830)	3,544,867

Total futures and forward currency contracts	$(6,420,527)	$4,690,480	$6,673,525	$(17,940,037)

The following table presents average notional value by sector in U.S. dollars of open futures and forward currency contracts for the nine months ended September 30, 2021 and 2020. The Trust’s average net asset value for the nine months ended September 30, 2021 and 2020 was approximately $113,000,000 and $132,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the nine months ended September 30, 2021 and 2020

	2021		2020
Sector	Long Positions	Short Positions	Long Positions	Short Positions

Futures contracts:
Energies	$21,167,216	$1,206,287	$9,065,162	$6,645,287
Grains	5,858,723	8,474,782	4,405,628	4,579,697
Interest rates	227,488,698	38,059,515	204,308,385	56,458,853
Livestock	341,540	385,873	155,158	139,923
Metals	14,309,963	1,538,046	13,320,666	2,330,011
Softs	1,243,813	1,421,786	1,160,044	1,049,369
Stock indices	62,391,217	16,211,508	56,463,919	11,272,674

Total futures
contracts	332,801,170	67,297,797	288,878,962	82,475,814

Forward currency
contracts	46,781,757	45,264,206	44,334,282	24,289,289

Total average
notional	$379,582,927	$112,562,003	$333,213,244	$106,765,103

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at September 30, 2021 and 2020. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the Managing Owner believes it is a more meaningful representation of notional values of the Trust’s open interest rate positions.

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

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of September 30, 2021 and December 31, 2020.

Offsetting of derivative assets and liabilities at September 30, 2021

	Gross amounts of recognized assets	Gross amounts offset in the Statements of Financial Condition	Net amounts of assets presented in the Statements of Financial Condition
Assets
Futures contracts
Counterparty J	$629,850	$(273,474)	356,376
Counterparty L	2,135,005	(1,755,947)	379,058

Total assets	$2,764,855	$(2,029,421)	$735,434
			(Continued)

	Gross amounts of recognized liabilities	Gross amounts offset in the Statements of Financial Condition	Net amounts of liabilities presented in the Statements of Financial Condition
Liabilities
Futures contracts
Counterparty C	$397,090	$(177,410)	$219,680
Total futures contracts	397,090	(177,410)	219,680

Forward currency contracts
Counterparty G	1,815,600	(1,235,745)	579,855
Counterparty K	3,483,210	(2,971,904)	511,306
Total forward currency contracts	5,298,810	(4,207,649)	1,091,161

Total liabilities	$5,695,900	$(4,385,059)	$1,310,841
			(Concluded)

		Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net amounts of assets presented in the Statements of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty J	$356,376	$-	$(356,376)	$-
Counterparty L	379,058	-	(379,058)	-

Total	$735,434	$-	$(735,434)	$-

		Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net amounts of liabilities presented in the Statements of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount (4)

Counterparty C	$219,680	$-	$(219,680)	$-
Counterparty G	579,855	-	(579,855)	-
Counterparty K	511,306	-	(511,306)	-

Total	$1,310,841	$-	$(1,310,841)	$-

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
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of September 30, 2021.
(4) Net amount represents the amounts owed by the Trust to each counterparty as of September 30, 2021.

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

The Trust’s forward currency trading activities are cleared through DB and BA. The Trust’s concentration of credit risk associated with DB or BA nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB and BA. The amount of such credit risk was $12,567,059 and $6,959,196 at September 30, 2021 and December 31, 2020, respectively.

4. PROFIT SHARE

There was no profit share earned or accrued during the three and nine months ended September 30, 2021 and 2020.

5. RELATED PARTY TRANSACTIONS

The Trust pays all routine expenses, such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee's fees, the charges of an outside accounting services agency and the expenses of updating the Trust's Prospectus), as well as extraordinary costs. At September 30, 2021 and December 31, 2020, the Managing Owner is owed $52,919 and $0, respectively, from the Trust in connection with such expenses it has paid on the Trust's behalf (and is included in "Due to Managing Owner" in the Statements of Financial Condition).

Series 1 Unitholders who redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the Managing Owner. There was no redemption charge payable at September 30, 2021 or December 31, 2020.

6. FINANCIAL HIGHLIGHTS

Per unit operating performance for Series 1, Series 3, Series 4 Units and Series 5 is calculated based on Unitholders’ Trust capital for each Series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of Units during the period. Weighted average number of Units for each Series is detailed below:

	Three months ended September 30,		Nine months ended September 30,		Date of first issuance
	2021	2020	2021	2020

Series 1	64,901.464	77,958.935	68,048.603	82,447.974	July 23, 2001
Series 3	12,190.496	16,515.658	12,694.463	18,373.159	September 1, 2009
Series 4	4,086.684	4,240.497	4,098.511	4,282.292	November 1, 2010
Series 5	3,479.545	3,292.362	3,341.557	3,259.021	April 1, 2018

7. BROKERAGE AND CUSTODIAL FEES

Per the Trust agreement, selling agents are prohibited from receiving amounts in excess of 9.5% of the gross offering proceeds of Series 1 Units sold subsequent to August 12, 2009. During the three and nine months ended September 30, 2021 and 2020, the Managing Owner rebated to the Trust for the benefit of all holders of Series 1 Units, all amounts that would have otherwise been due to selling agents but for the 9.5% cap. Further, in certain cases, there are Series 1 Units that remain outstanding, where there is no longer a selling agent associated with such Units. Beginning in August 2014, the Managing Owner rebated such amounts to the Trust for the benefit of all holders of Series 1 Units. The total amounts rebated to the Trust for both of these items, included in “Brokerage and custodial fees” in the Statements of Operations, were as follows:

	Three months ending September 30,		Nine months ending September 30,
	2021	2020	2021	2020

Brokerage fee rebates	$ 148,413	$ 138,657	$ 479,514	$ 403,515

8. SUBSEQUENT EVENTS

The Managing Owner has performed its evaluation of subsequent events from October 1, 2021 to November 12, 2021, the date this form 10-Q was filed. Based on such evaluation, no further events were discovered that required disclosure or adjustment to the financial statements.

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

During its operations for the three and nine months ended September 30, 2021, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

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

Periods ended September 30, 2021

Month Ended:		Total Trust Capital

September 30, 2021		$103,327,544
June 30, 2021		113,994,669
December 31, 2020		114,170,693

	Three Months ended	Nine Months ended
Change in Trust Capital	$(10,667,125)	$(10,843,149)
Percent Change	(9.36)%	(9.50)%

THREE MONTHS ENDED SEPTEMBER 30, 2021

The decrease in the Trust’s net assets of $10,667,125 was attributable to net loss after profit share of $8,059,129, redemptions of $3,420,354, which were partially offset by subscriptions of $812,358.

Brokerage fees are calculated on the net asset value of the Series 1 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three months ended September 30, 2021 decreased $154,427 (net of Managing Owner commission rebate to Unitholders) relative to the corresponding period in 2020 due to a decrease in the Trust’s Series 1 net assets during the respective periods.

Administrative expenses for the three months ended September 30, 2021 increased $26,858 relative to the corresponding period in 2020. The increase was due mainly to an increase in service provider costs during the three months ended September 30, 2021 relative to the corresponding period in 2020.

Management fees are calculated on the net asset value of the Series 3 Units and Series 5 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three months ended September 30, 2021 decreased $16,468 relative to the corresponding period in 2020 due to a decrease in the Trust’s Series 3 and Series 5 net assets during the respective periods.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the three months ended September 30, 2021 decreased $208,409 relative to the corresponding period in 2020. This decrease was due predominantly to a decrease in short-term U.S. Treasury yields during the three months ended September 30, 2021.

During the three months ended September 30, 2021, the Trust experienced net realized and unrealized losses of $6,600,312 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $1,242,775, administrative expenses of $235,994, custody fees and other expenses of $7,254 and management fees of $124,459 were incurred. Interest income of $3,252, and Managing Owner commission rebate to Unitholders of $148,413 were partially offset by the Trust’s expenses resulting in net loss after profit share to the Managing Owner of $8,059,129. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Trust Capital
Currencies	(2.20)%
Energies	0.69%
Grains	0.22%
Interest rates	(1.88)%
Livestock	0.02%
Metals	(0.54)%
Softs	0.04%
Stock indices	(2.11)%

Trading loss	(5.76)%

NINE MONTHS ENDED SEPTEMBER 30, 2021

The decrease in the Trust’s net assets of $10,843,149 was attributable to redemptions of $14,176,059, which were partially offset by net income after profit share of $1,918,392 and subscriptions of $1,414,518.

Brokerage fees are calculated on the net asset value of the Series 1 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the nine months ended September 30, 2021 decreased $707,311 (net of the Managing Owner commission rebate to Unitholders) relative to the corresponding period in 2020 due to a decrease in the Trust’s Series 1 net assets during the respective periods.

Administrative expenses for the nine months ended September 30, 2021 decreased $63,287 relative to the corresponding period in 2020. The decrease was due mainly to a decrease in the Trust's net assets during the nine months ended September 30, 2021 relative to the corresponding period in 2020.

Management fees are calculated on the net asset value of the Series 3 Units and Series 5 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the nine months ended September 30, 2021 decreased $88,420 relative to the corresponding period in 2020 due to a decrease in the Trust’s Series 3 and Series 5 net assets during the respective periods.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the nine months ended September 30, 2021 decreased $1,240,111 relative to the corresponding period in 2020. This decrease was due predominantly to a decrease in short-term U.S. Treasury yields during the nine months ended September 30, 2021 relative to the corresponding period in 2020.

During the nine months ended September 30, 2021, the Trust experienced net realized and unrealized gains of $6,355,417 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $3,893,997, administrative expenses of $648,301, custody fees and other expenses of $21,066 and management fees of $377,110 were incurred. Interest income of $23,935, and Managing Owner commission rebate to Unitholders of $479,514 were partially offset by the Trust’s expenses resulting in net income after profit share to the Managing Owner of $1,918,392. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Trust Capital
Currencies	(4.20)%
Energies	4.47%
Grains	0.42%
Interest rates	(1.75)%
Livestock	(0.12)%
Metals	0.40%
Softs	(0.44)%
Stock indices	6.73%

Trading gain	5.51%

MANAGEMENT DISCUSSION –2021

Three months ended September 30, 2021

The Trust was unprofitable for the quarter as losses from trading equity, interest rate and metal futures, and currency forwards far outpaced gains from trading energy and grain futures. Trading of soft and livestock futures was flat.

Markets were roiled because the near-term global growth outlook, particularly for Asia, was negatively affected as the COVID-19 Delta variant spread and China experienced a multi-pronged regulatory crackdown in support of its Common Prosperity, national security, financial stability and environmental goals. The growth outlook was also impacted by continuing supply chain difficulties, including labor market shortages and mismatches, and rising prices—including soaring energy prices-- that have affected consumer demand. Furthermore, a reduction of fiscal stimulus globally, including from the U.S., and signs that central banks were beginning the process of scaling back on ultra-accommodative policies and returning to “more normal” stances likely worried market participants.

For most of the quarter interest rates were restrained by the growth slowdown. However, in late September, Federal Reserve (the “Fed”) Chairman Powell stressed that a Quantitative easing tapering was likely to begin by the end of 2021 and was expected to reach completion by mid-2022. Furthermore, there were indications that the first Fed official rate hike might occur in late 2022. These moves reflected the fact that the U.S. economy had made ‘substantial further progress’ on its inflation and unemployment goals and that economic growth was expected to rebound after the third quarter slowdown. At the same time, similar outlooks were posited by other central banks including the Bank of England, European Central Bank and Norges Bank, which became the first G-20 central bank to increase official rates since the onset of the global COVID-19 pandemic when it raised its policy rate from zero to 0.25%. Several other Central European and Latin America central banks have also raised rates recently to control inflation. Overall long positions in German, French, British, Australian and Japanese long-term bond futures registered losses, especially late in the quarter. Conversely, early in the period, long positions in German, U.S., Canadian and Italian 3-year to 10-year note futures posted partially offsetting gains.

During the quarter, equities were supported by strong earnings, liquidity and anticipated U.S. infrastructure spending. Still, creeping concerns about the durability of the global economic recovery and China’s regulatory crackdown contributed to turbulence in global equity markets that were near all-time highs amid thin summer trading. The Fed actions triggered an upsurge in interest rates, following which equity markets experienced a broad-based selloff. Overall, losses were sustained on long positions in U.S., Canadian, EAFE, and EURO STOXX 50 indices; from trading Asia ex-Japan indices; and from short VIX and VSTOXX volatility index positions. Partially offsetting profits were accrued on short Brazilian, emerging market, and Chinese H-share index positions; long positions in Japanese index futures; and trading Indian, Dutch and French stock index futures.

The U.S. dollar was volatile in a 2% band for most of the quarter before surging higher in late September after U.S. interest rates jumped higher. Indeed, by the end of the quarter, the U.S. dollar had reached its highest level of 2021, climbing about 4% in total from its May low. On balance, currency trading was unprofitable. Trading the Canadian dollar versus the U.S. dollar was unprofitable amid oil price swings, global growth worries, monetary policy pronouncements in both countries, and political uncertainties in Canada. Trading the UK sterling/U.S. dollar exchange rate was volatile and unprofitable amid concerns over the pace of global growth, the worldwide spike in COVID-19 infections and uncertainties about the future direction of monetary policy in each country. In Brazil, tension and noise in the domestic political-institutional environment and the deterioration in the country's fiscal prospects continue to threaten the economic outlook. However, the Brazilian real saw a 2% increase in official interest rates during the quarter as the central bank sought to contain rising inflation, and a short real/long U.S. dollar trade was unprofitable. Trading the U.S. dollar/Australian dollar exchange rate was volatile and unprofitable due in part to several factors including: the collapse in the iron ore price; surging gas and oil prices; China uncertainties; the Sydney COVID-19 lockdown, U.S. dollar strength and changing interest rate differentials. In addition, short U.S. dollar positions against the New Zealand dollar, Swiss franc, and several other currencies were particularly unprofitable in September. A long U.S. dollar/short Japanese yen trade did produce a fractional gain.

Amid the changing growth and inflation outlooks, interest rate and U.S. dollar volatility, and supply chain disruptions, metal prices displayed wide swings. Trading of copper, zinc and platinum produced a fractional loss, while a long aluminum position and a short silver trade registered slightly offsetting gains.

Energy prices were volatile during the quarter. Growth worries related to the COVID-19 Delta variant and the continuing expansion of production by The Organization of the Petroleum Exporting Countries helped prompt a selloff during the first half of the period as evidenced by Brent crude oil which fell from about $76/barrel at the start of July to about $65/barrel on August 20, producing losses on long positions. Subsequently however, prices rebounded to close the quarter near $80/barrel as the Gulf of Mexico experienced crude oil production cuts following hurricanes Henri and Ida. There were also stronger than expected demand increases for oil and natural gas as market participants came to expect the 3Q growth slowdown to be temporary, and as businesses and consumers increased their usage of everything from gasoline to jet fuel as governments lifted COVID-19 social and travel restrictions. In addition, a surge in natural gas prices that will likely lead to “gas to oil” switching in the power business, especially in Europe, and persistent tightness in crude oil and natural gas inventories impacted energy prices. Consequently, long positions in Brent crude, heating oil, London gas oil and U.S. natural gas were highly profitable during late August and in September, and for the quarter overall.

Lastly, grain trading was slightly profitable as gains from short corn, soybean and soybean meal positions fractionally outdistanced losses from short wheat positions.

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

CONTRACTUAL OBLIGATIONS

The Trust does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Trust’s sole business is trading futures, forward currency, spot, option, and swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Trust for less than four months before being offset or rolled over into new contracts with similar maturities. The Trust’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Trust’s open futures and forward currency contracts, both long and short, at September 30, 2021 and December 31, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

The Managing Owner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Trust as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the Managing Owner’s internal controls over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Managing Owner’s internal controls over financial reporting with respect to the Trust.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)There have been no sales of unregistered securities of the Trust during the three months ended September 30, 2021

(b)Pursuant to the Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding and Units are not reissued once redeemed.

The following table summarizes the redemptions by Unitholders during the three months ended September 30, 2021.

	Series 1		Series 3		Series 4		Series 5
Date of Redemption	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit

July 31, 2021	625.996	$1,127.14	416.208	$1,734.66	57.834	$2,290.84	32.667	$1,635.30
August 31, 2021	831.785	1,093.25	69.146	1,687.82	-	2,232.24	-	1,590.15
September 30, 2021	291.160	1,050.40	79.001	1,626.79	160.810	2,154.67	-	1,531.69
Total	1,748.941		564.355		218.644		32.667

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

Date: November 12, 2021
/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)