Form 10-K
period 2021-12-31
GLOBAL MACRO TRUST
filed 2022-03-31
CIK 1145765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended: December 31, 2021

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

Not applicable.

Documents Incorporated by Reference

Registrant’s Financial Statements for the years ended December 31, 2021 and 2020 and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2021, is incorporated by reference into Part II Item 8 and Part IV hereof and filed as an exhibit herewith.

PART I

Item 1.    Business

(a)    General development of business

Global Macro Trust (the “Trust”) is a Delaware statutory trust organized on July 23, 2001 pursuant to a Declaration of Trust and Trust Agreement (the “Trust Agreement”), under the Delaware Statutory Trust Act. The Trust originally filed a registration statement, under the Securities Act of 1933, as amended (the “Securities Act”), with the Securities and Exchange Commission (“SEC”) to register units of beneficial interest (the “Units”), which registration statement became effective March 26, 2002. Between April 1, 2002 and June 30, 2002, the Units were publicly offered at an initial price of $1,000 per Unit. The Trust commenced operations on July 1, 2002. The Trust has subsequently registered additional Units with the SEC. The net asset value of a Series 1 Unit that originally sold for $1,000 as of July 1, 2002 was $1,072.97 as of December 31, 2021. The net asset value of a Series 3 Unit that originally sold for $1,180.91 as of September 1, 2009 was $1,677.28 as of December 31, 2021. The net asset value of a Series 4 Unit that originally sold for $1,315.33 as of November 1, 2010 was $2,231.29 as of December 31, 2021. The net asset value of a Series 5 Unit that originally sold for $1,500.00 as of April 1, 2018 was $1,576.27 as of December 31, 2021.

Effective September 29, 2017, previously offered Series 1 and Series 2 Units are not being offered by the Trust. All Series 2 Units have been redeemed as of August 31, 2017, while outstanding Series 1 Units remain subject to their original terms.

 As of December 31, 2021, Units were being offered on a monthly basis at net asset value per Unit. The Units are offered through a number of registered broker-dealer selling agents on a best efforts basis.

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

The Managing Owner invested $400 in the Trust as an initial capital contribution to the Trust and $2,000,000 in the Trust at the outset of trading and subsequently has contributed an additional $3,812,100 and has redeemed $50,198,779 as of December 31, 2021. After reflecting net income of $8,117,188 and profit share of $38,769,019 from inception up to and including December 31, 2021, this investment totaled $2,499,928, as of December 31, 2021.

(c)    Description of business

The Trust engages in the speculative trading of futures, forward and spot currency contracts and may trade options thereon as well as swap contracts. The Trust’s sole trading advisor is the Managing Owner. The Managing Owner trades the Trust’s assets in the agricultural, metals, energy, interest rate and stock indices futures markets and in the currency markets, trading primarily forward contracts in the interbank market. The Managing Owner makes its systematically-based trading decisions pursuant to its investment and trading methodology, based on signals generated from an analysis of a range of quantitative data as well as certain money management principles, each of which may be revised from time to time. The objective of the Managing Owner’s investment and trading methods is to consider these multiple data inputs, or “factors,” in order to arrive at relatively near-term forecasts for each traded instrument and take appropriate risk-managed positions.

Trades generated by quantitative models may be profitable or unprofitable. Since the Managing Owner is well aware that many trades will ultimately lose money, its objective is to generate more frequent and/or larger profitable trades than losing trades. During periods in which market behavior differs significantly from that analyzed to build the models, or periods where data inputs important to predicting price movements were not included in those analyzed to build the models, substantial losses are possible, and even likely.

The Managing Owner is engaged in an ongoing research effort to improve its investment and trading methods and to apply its quantitative analytic expertise to new financial products, markets and instruments.

Successful systematic trading depends on several elements. Two of the main elements are the development and selection of the trading systems used in each market and the allocation of portfolio risk among the markets available for trading.

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

Over approximately 51 years, the Managing Owner and its predecessor entities have developed hundreds of trading systems. These trading systems generate buy or sell decisions in a particular market based on the analysis of a range of quantitative data, and the interactions of such data, in the particular market or in markets in general.

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

When arriving at the portfolio allocation, the Managing Owner generally seeks maximum diversification, subject to liquidity and sector concentration constraints, the mandate of the strategy, and the Managing Owner’s judgment and experience. Each instrument is traded using a diversified set of systems, which may be optimized for groups of markets, sectors or specific markets. The markets traded and allocations are reviewed at least monthly, although changes may occur more or less frequently. The following factors, among others, are considered in constructing a universe of markets to trade for the Trust: profitability, liquidity of markets, professional judgment, desired diversification, transaction costs, and exchange and other regulations. The current allocation to any market in the Trust’s portfolio does not exceed 3.0% of total market exposure, measured by risk allocation. These allocation levels may be exceeded in the future at the discretion of the Managing Owner.

Risk is a function of both price level and price volatility. For example, for any given level of volatility, a 100,000 barrel crude oil position is worth more and is, therefore, probably more risky with oil at $90 per barrel than with oil at $50 per barrel. Similarly, oil would be more risky if prices are moving in a 5% daily range than if prices are moving in a 1% daily range. The Managing Owner sizes the position in each market taking into account its measurement of risk based on price level and volatility in that market. Market exposure is then managed by the position-sizing models which measure the risk in the portfolio’s position in each market. In the event the model determines that the risk has changed beyond an acceptable threshold, it will signal a change in the position — a decrease in position size when risk increases and an increase in position size when risk decreases. The Managing Owner’s position-sizing models seek to maintain overall portfolio risk and distribution of risk across markets within designated ranges. The position-sizing model manages the position traded in the aggregate through the combination of the (directional) trading systems discussed above.

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

Another important risk management function is the careful control of leverage or total portfolio exposure. Leverage levels are determined by simulating the entire portfolio — all markets, all systems, all risk control models, the exact weightings of the markets in the portfolio and the proposed level of leverage — over multiple years to determine the portfolio’s simulated risk and return characteristics as well as the simulated worst-case drawdown experienced by the portfolio in the simulation period. The simulated worst-case drawdown, or peak-to-trough drawdown, is measured from a daily high in portfolio assets to the subsequent daily low whether that occurs days, weeks or months after the daily high. If the Managing Owner considers this simulated drawdown too severe or the portfolio’s simulated volatility too high, it can set the leverage or level of the actual portfolio accordingly so as to reduce the total portfolio exposure. There are, however, no restrictions on the amount of leverage the Trust may use at any given time.

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

The Trust pays the Managing Owner an annual management fee equal to 1.75% of the average month-end net assets attributable to the Series 3 Units after reduction for expenses but before reduction for any accrued but unpaid management fees or Series 3 profit share. Series 3 Units are also charged for their pro rata share of the Trust’s actual trade execution, clearing costs and foreign currency prime brokerage fees, including electronic platform trading costs, estimated at approximately 0.65% of the Trust’s average month-end net assets per year attributable to the Series 3 Units. The Trust pays the Managing Owner a profit share attributed to the Series 3 Units equal to 20% of any cumulative new trading profit of the Series 3 Units in the aggregate, determined as of the end of each calendar year. The annual Series 3 profit share is calculated net of management fees, execution and clearing costs, and ongoing offering and administrative expenses and excluding interest income.

Series 4 Units are charged for their pro rata share of the Trust’s actual trade execution, clearing costs and foreign currency prime brokerage fees, including electronic platform trading costs, estimated at approximately 0.65% of the Trust’s average month-end net assets per year attributable to the Series 4 Units. Series 4 Units are not charged a management fee or profit share.

With respect to the Series 5 Units, the Trust pays the Managing Owner an annual management fee equal to 2.50% of the average month-end net assets attributable to the Series 5 Units after reduction for expenses but before reduction for any accrued but unpaid management fees or Series 5 profit share. From this amount, the Managing Owner will pay up to 0.75% per year of the Trust’s net assets attributable to Series 5 Units to the selling agents, provided that cumulative compensation paid to selling agents for Series 5 Units will not exceed 9.5% of the gross offering proceeds from the sale of Series 5 Units. Once the 9.5% threshold is reached with respect to a Series 5 Unit, the selling agent will receive no future compensation and the up to 0.75% amount that would otherwise be paid to the selling agent for that Series 5 Unit will instead be rebated to the Trust for the benefit of all Series 5 Unitholders. Series 5 Units are also charged for their pro rata share of the Trust’s actual trade execution clearing costs and foreign currency prime brokerage fees, including electronic platform trading costs, estimated at approximately 0.65% of the Trust’s average month-end net assets per year attributable to the Series 5 Units. The Trust pays the Managing Owner a profit share attributed to the Series 5 Units equal to 20% of any cumulative new trading profit of the Series 5 Units in the aggregate, determined as of the end of each calendar year. The annual Series 5 profit share is calculated net of management fees, execution and clearing costs, and ongoing offering and administrative expenses and excluding interest income.

The Trust’s organizational and initial offering costs were paid by the Managing Owner without reimbursement from the Trust or the Unitholders. The Trust pays all of its expenses incurred in the ordinary course of its business and any extraordinary expenses, if applicable.

Deutsche Bank Securities Inc. (“Deutsche Bank”), BofA Securities Inc. (“BofA”) and Goldman Sachs & Co. LLC (“GS&Co”) act as the futures brokers for the Trust. The Trust also currently executes currency forward trades with Deutsche Bank AG and Bank of America, N.A., which serve as the Trust’s prime brokers for such transactions. The Trust pays “bid ask” spreads on its forward trades, as such spreads are incorporated into the pricing of forward contracts. The Managing Owner monitors the Trust’s trades to ensure that the prices it receives are competitive.

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

Not required.

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

(b)    Holders

As of December 31, 2021, there were 2,235 holders of Series 1 Units, 325 holders of Series 3 Units, 1 holder of Series 4 Units and 87 holders of Series 5 Units.

(c)    Dividends

No distributions or dividends have been made on the Units, and the Managing Owner has no present intention to make any.

(d)    Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)    Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There have been no sales of unregistered securities of the Trust during 2019, 2020 or 2021.

(f)    Purchases of Equity Securities by the Issuer

Pursuant to the Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following table summarizes the redemptions by Series 1, Series 3 and Series 5 Unitholders during the fourth calendar quarter of 2021.

	Series 1 Units	Series 1	Series 3 Units	Series 3	Series 4 Units	Series 4	Series 5 Units	Series 5
Redemption Date	Redeemed	Unit NAV	Redeemed	Unit NAV	Redeemed	Unit NAV	Redeemed	Unit NAV
October 31, 2021	(600.030)	1,095.20	(1,232.865)	1,701.69	(27.610)	2,257.17	0.000	1,601.21
November 30, 2021	(490.668)	1,097.56	(291.913)	1,710.66	0.000	2,272.36	0.000	1,608.64
December 31, 2021	(226.012)	1,072.97	(24.842)	1,677.28	0.000	2,231.29	(43.847)	1,576.27
	(1,316.710)		(1,549.620)		(27.610)		(43.847)

Item 6.    [Reserved.]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to “Item 8. Financial Statements and Supplementary Data.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

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

The Trust’s assets are generally held as cash or cash equivalents, including short-term U.S. government obligations, which are used to margin the Trust’s futures, forward and spot currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Trust’s futures, forward and spot trading, the Trust’s assets are highly liquid and are expected to remain so. During its operations through December 31, 2021, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

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

2021

During 2021, the Trust achieved net realized and unrealized gains of $10,476,409 from its trading operations (including foreign exchange transactions and translations). Brokerage fees of $5,112,825, management fees of $498,572, administrative expenses of $818,138 and custody fees and other expenses of $27,043 were paid or accrued. Interest income of $25,784 and Managing Owner commission rebate to Unitholders of $616,944 partially offset the Trust’s expenses resulting in a net income after profit share to the Managing Owner of $4,662,559.

An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	(4.56)%
Energies	5.33%
Grains	(0.44)%
Interest rates	1.90%
Livestock	(0.05)%
Metals	0.15%
Softs	(0.68)%
Stock indices	8.07%

Total	9.72%

The Trust was profitable for the period under review as gains from long equity and energy futures positions and trading of interest rate futures outdistanced the losses from trading currency forwards and non-energy commodity futures.

The global reflation trade improved throughout most of the first half of 2021 in response to monetary and fiscal policy actions from global authorities—especially in the U.S.; improvements in economic activity as economies cautiously reopened; and positive news concerning COVID-19 therapies and vaccines. However, during the second half of the year the global growth outlook was jolted periodically by the spread first of the COVID-19 Delta variant and later by the spread of the COVID-19 Omicron variant; by China’s multi-pronged regulatory actions in support of its Common Prosperity, national security, financial stability and environmental goals; by supply chain difficulties, labor market shortages and soaring inflation that impacted consumer demand. The growth outlook was also impacted by a reduction of fiscal stimulus globally and by central banks beginning the process of scaling back ultra-accommodative policies. Geopolitical conflicts between the U.S. on the one hand and China, Russia and Iran on the other also worried market participants.

Trading of equity futures was highly profitable during the January-June period when the reflation story was strongest. Equity markets were unaffected by the negative effects of the January Reddit and March Archegos events, as well as the week-long Suez Canal closure. During the summer, concerns about the durability of the global economic recovery and China’s regulatory crackdown contributed to turbulence in global equity markets that were at near all-time highs. Later in the year, shifting central bank policies, Omicron variant worries, geopolitical tensions and global growth concerns periodically impacted the enthusiasm for equities. Still, massive liquidity, negative real yields, and strong actual and expected earnings growth contributed to the bull case for stocks. On balance, long positions in U.S., Canadian, European, British and EAFE stock index futures were profitable. Short positions in Brazilian and VIX futures, and trading of Chinese, Hong Kong and the MSCI emerging markets index futures were also profitable. Meanwhile, trading of Japanese and South African index futures were slightly unprofitable.

Energy prices, despite a few sharp retrenchments amid growth worries, climbed during the January-November period. The price of Brent crude oil climbed from around $50/barrel at the start of the year to more than $86/barrel in late November amid a bullish picture that sparked speculation the price may return to $100 a barrel. There were demand increases for oil and natural gas as economies reopened, and as market participants viewed growth slowdowns as temporary. A surge in natural gas prices led to “gas to oil” switching in the power business, especially in Europe. On the supply side, prices drew some support from continued production discipline by both Organization of the Petroleum Exporting Countries (“OPEC+”) and non-OPEC producers. Consequently, inventories drained rapidly. However, the post-Thanksgiving emergence of the Omicron strain of COVID-19; Senator Manchin’s unexpected “NO” on the Biden administration’s “Build Back Better” legislation; and the Chinese growth slowdown contributed to the collapse of energy prices and Brent crude plunging below $70/barrel before closing the year near $78/barrel. On balance, long positions in Brent crude, WTI crude, RBOB gasoline, London gas oil and heating oil were profitable. On the other hand, a short U.S. natural gas position was unprofitable, particularly during the first eight months of the year.

Interest rates were volatile during the period as evidenced by the U.S. 10-year government bond rate that spiked from around 0.90% at the start of the year to 1.75% at the end of March, fell back to about 1.10% at the start of August, and jumped again to near 1.70% in late October before closing the year around 1.50%. This path for interest rates reflected the ebb and flow of actual and anticipated moves in global growth and inflation which in turn was similar to the timing of COVID-19 pandemic spikes, global monetary, fiscal and regulatory policy shifts and the heightening of geopolitical tensions particularly involving the U.S., China, Russia and Iran. On balance, trading of U.S. and, to a lesser extent, Canadian, British, Japanese and Australian interest rate futures were profitable. Meanwhile, trading of European interest rate futures produced partially offsetting losses.

Although the U.S. dollar did advance in 2021, especially late in the year, trading of individual currency pairs was volatile and trading of currency forwards was broadly unprofitable. Currency markets were impacted by fluid growth, inflation, and interest rate developments. Commodity price swings, the evolution of the COVID-19 pandemic and political uncertainties involving various countries also contributed to exchange rate volatility. Trading the U.S. dollar against the Australian, Canadian, New Zealand, Brazilian, British, Swiss, and Swedish currencies, the euro and a few other currencies was unprofitable. Trading the euro against other European currencies was also unprofitable. On the other hand, a long U.S. dollar/short Japanese yen trade, a short U.S. dollar/long Russian ruble position and trading the dollar versus the Israeli and South African units registered somewhat offsetting gains.

Finally, trading of non-energy commodities was fractionally negative. A short coffee position was unprofitable in April and May as prices increased in part because the 2020 drought reduced supplies from Brazil, Columbia and Nicaragua, and logistics and customs issues further constrained Brazilian exports. Trading of sugar was also slightly unprofitable. Wheat prices were volatile during the year and trading of wheat was unprofitable. On the other hand, long soybean and soybean oil trades were profitable during the first half of the year amid strong Chinese demand, weaker than expected U.S. harvests and dry weather in South America. Late in the year, a long soybean meal trade was profitable. Reflation and reopening demand positively impacted metal prices and long copper and aluminum trades were profitable early in the year. In addition, a short silver position was profitable near year end. Conversely, trading of gold, nickel and zinc produced partially offsetting losses.

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

An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	3.17%
Energies	1.47%
Grains	1.00%
Interest rates	(3.89)%
Livestock	0.25%
Metals	0.55%
Softs	(0.20)%
Stock indices	10.63%

Total	(8.28)%

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

Not required.

Item 8.    Financial Statements and Supplementary Data

Financial statements required by this item, including the report of Deloitte & Touche LLP (PCAOB ID: 34) for the fiscal years ended December 31, 2021 and 2020, are included as Exhibit 13.01 to this report. Supplementary data is not required.

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

The Managing Owner assessed the effectiveness of its internal control over financial reporting with respect to the Trust as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on its assessment, management has concluded that, as of December 31, 2021, the Managing Owner’s internal control over financial reporting with respect to the Trust is effective based on those criteria.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the Managing Owner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in the Trust’s internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

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

The principals and senior officers of the Managing Owner as of December 31, 2021 are as follows:

Harvey Beker, age 68. Mr. Beker is Chairman of the Managing Owner and serves as a member of the Managing Owner’s Investment Committee. He received a Bachelor of Arts degree in economics from New York University (“NYU”) in 1974 and a Master of Business Administration degree in finance from NYU in 1975. From June 1975 to July 1977, Mr. Beker was employed by the investment bank Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies. From July 1977 to June 1978, Mr. Beker was a futures trader at the commodities and securities brokerage firm of Clayton Brokerage Co. of St. Louis. Mr. Beker joined The Millburn Corporation in June 1978. He initially served as the Director of Operations for its affiliate, Millburn Partners, and most recently thereafter served as Co-Chief Executive Officer of the Managing Owner and Chairman and Chief Executive Officer of The Millburn Corporation until November 1, 2015. During his tenure at the Managing Owner (including its former affiliates, The Millburn Corporation, Millburn Partners and CommInVest Research Limited Partnership (“CommInVest”)), he has been instrumental in the development of the research, trading and operations areas. Mr. Beker became a principal of the firm in June 1982, and a partner in the predecessor to ShareInVest Research L.P. (“ShareInVest”) in April 1982. Mr. Beker became registered as an Associated Person and a Swap Associated Person of the Managing Owner effective November 25, 1986 and March 8, 2013, respectively. He was also listed as a Principal and registered as an Associated Person of ShareInVest effective February 20, 1986 until February 25, 2007. Since March 20, 2020 Mr. Beker has also served as Chairman of Millburn Asia, LLC and Millburn International, LLC (collectively, “Millburn International Group”) and prior to that date served as Co-Chairman of each such entity since its inception.

Gregg R. Buckbinder, age 63. Mr. Buckbinder is President and Chief Operating Officer of the Managing Owner. He joined the Managing Owner and The Millburn Corporation in January 1998 from Odyssey Partners, L.P., an investment management firm, where he was responsible for the operation, administration and accounting of the firm’s merchant banking and managed account businesses from July 1990 through December 1997. Mr. Buckbinder was employed by Tucker Anthony, a securities broker and dealer, from June 1985 to July 1990 where he was First Vice President and Controller, and from August 1983 to June 1984 where he designed and implemented various operations and accounting systems. He was with the public accounting firm of Ernst & Whinney from June 1984 to June 1985 as a manager in the tax department and from September 1980 to August 1983 as a senior auditor, with an emphasis on clients in the financial services business. Mr. Buckbinder graduated cum laude from Pace University (“Pace”) in 1980 with a B.B.A. in accounting and received an M.S. in taxation from Pace in 1988. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. Mr. Buckbinder served as Senior Vice-President of the Managing Owner and The Millburn Corporation until November 1, 2015, the Chief Financial Officer of the Managing Owner until February 1, 2020, and has since served as the President and Chief Operating Officer of both entities with his affiliation with The Millburn Corporation ceasing on December 31, 2018 upon The Millburn Corporation’s merger into the Managing Owner. Mr. Buckbinder has also served as Senior Vice President, Chief Operating Officer and a Director of each entity in Millburn International Group since inception. Mr. Buckbinder became listed as a Principal of the Managing Owner effective February 5, 1999. He became listed as a Principal of The Millburn Corporation effective March 23, 1998 until January 17, 2019 following The Millburn Corporation’s merger into the Managing Owner. Mr. Buckbinder became a partner in ShareInVest in January 2000. He was also listed as a Principal of ShareInVest effective February 28, 2001 until February 25, 2007.

Michael W. Carter, age 52. Mr. Carter is a Vice President, Director of Operations and Principal Accounting Officer of the Managing Owner. He is responsible for overseeing operations and accounting for the firm’s commodity pools. Mr. Carter has served as Principal Accounting Officer of the Managing Owner since May 2014, and prior to the merger of The Millburn Corporation into the Managing Owner on December 31, 2018, also served as Vice President and Director of Operations of The Millburn Corporation since January 2011, maintaining responsibility for the entity’s operations. Mr. Carter previously held the positions of Fund Controller (February 2001 until February 2011) and Senior Accountant (March 2000 until February 2001) with The Millburn Corporation. He graduated from Rutgers, The State University of New Jersey – Newark in May 1997 with a B.S. in Accounting. Prior to joining the Managing Owner and its affiliates in March 2000, he was employed with the accounting firm Rothstein Kass & Company, P.C., as a fund accountant from March 1997 until September 1997 and as a staff auditor from September 1997 until June 1999, and then an equity analyst covering restaurants with the brokerage firm of Sidoti & Company, LLC, which conducts independent small-cap equity research for institutional investors, from June 1999 until February 2000. He is a Certified Public Accountant. Mr. Carter became listed as Principal of the Managing Owner effective April 22, 2014. Mr. Carter’s affiliation with The Millburn Corporation ceased on December 31, 2018 upon its merger into the Managing Owner.

Steven M. Felsenthal, age 52. Mr. Felsenthal is General Counsel and Chief Compliance Officer of the Managing Owner. Prior to joining the Managing Owner and its affiliates (including its former affiliate The Millburn Corporation) in January 2004, Mr. Felsenthal was a senior associate in the investment management group at the law firm of Schulte Roth & Zabel LLP (September 1999 to January 2004), where he represented and advised hedge funds, registered investment companies, investment advisers, broker-dealers and banks in connection with all facets of their asset management businesses, and a member of the tax department of the law firm of Kramer, Levin, Naftalis & Frankel LLP (October 1996 to September 1999). He graduated cum laude from Yeshiva University in 1991 with a B.A. in political science, and order of the coif from Fordham University School of Law in 1996, where he also served as an editor of the Fordham Environmental Law Journal. Mr. Felsenthal received an LL.M degree in taxation from NYU School of Law in 2001 and has written and been quoted in numerous published articles, and frequently speaks at conferences, on various topics related to investment management. Mr. Felsenthal is a member of the New York State Bar (since August 1997), a member of NFA’s Compliance and Risk Committee (since May 2014), a member of MFA’s CTA, CPO and Futures Committee, serving as a Chair (since April 2018) and Vice Chair (February 2017 to April 2018), a former member of the Steering Committee of MFA’s Chief Compliance Officer Forum (June 2014 to December 2015), former Chairman of MFA’s CPO/CTA Advisory Committee (November 2006 to June 2010) and former Co-Chairman of the Steering Committee of MFA’s CPO/CTA Forum (June 2010 to January 2013), is currently a member of the Editorial Boards of the Journal of Securities Operations & Custody (formerly known as the Journal of Securities Law, Regulation and Compliance) (since February 2007) and the Journal of Financial Compliance (since August 2017) and a regular lecturer for the Regulatory Compliance Association’s Chief Compliance Officer University (since May 2009). Mr. Felsenthal also served as General Counsel, Chief Compliance Officer and Secretary of each entity in Millburn International Group since inception. Mr. Felsenthal became listed as a Principal of the Managing Owner effective June 24, 2004. Mr. Felsenthal also served as General Counsel and Chief Compliance Officer of ShareInVest. Mr. Felsenthal’s affiliation with The Millburn Corporation ceased on December 31, 2018 upon its merger into the Managing Owner.

Mark B. Fitzsimmons, age 74. Mr. Fitzsimmons is a Senior Vice President of the Managing Owner. His responsibilities mainly involve business development. He joined the Managing Owner and its affiliates (including its former affiliate The Millburn Corporation) in January 1990 from the brokerage firm of Morgan Stanley & Co. Incorporated, a global financial services firm, where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm from October 1987 until January 1990. From September 1977 to October 1987, he was with the financial institution Chemical Bank New York Corporation (“Chemical”), first as a Senior Economist in Chemical’s Foreign Exchange Advisory Service and later as a Vice President and Manager of Chemical’s Corporate Trading Group. While at Chemical he also traded both foreign exchange and fixed income products. From September 1973 to September 1977, Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department. He graduated summa cum laude from the University of Bridgeport, Connecticut in 1970 with a B.S. degree in economics. His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973. Mr. Fitzsimmons became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the Managing Owner effective July 2, 1993, April 15, 2009, and March 8, 2013, respectively. Mr. Fitzsimmons was a partner in ShareInVest beginning in January 2000. He was also a listed Principal of ShareInVest effective May 19, 1999 until February 25, 2007. Mr. Fitzsimmons also served as a Senior Vice President of The Millburn Corporation until December 31, 2011 with his main responsibilities including business development and investment strategy.

Barry Goodman, age 64. Mr. Goodman is Co-Chief Executive Officer and Executive Director of Trading of the Managing Owner, and serves as a member of the Managing Owner’s Investment Committee. Mr. Goodman plays an integral role in business and product development, and in the strategic direction of the firm as a whole. Mr. Goodman joined the Managing Owner (including its former affiliate The Millburn Corporation) and Millburn Partners in November 1982 as Assistant Director of Trading and thereafter served as Executive Vice President of the Managing Owner and The Millburn Corporation until November 1, 2015. Mr. Goodman has since served as Co-Chief Executive Officer and Executive Director of Trading of both entities with his affiliation with The Millburn Corporation ceasing on December 31, 2018 upon the merger of The Millburn Corporation into the Managing Owner. His responsibilities include overseeing the firm’s trading operations and managing its trading relationships, as well as the design and implementation of trading systems. From September 1980 through October 1982, he was a commodity trader at the brokerage firm of E. F. Hutton & Co., Inc. (“E.F. Hutton”). At E.F. Hutton, he also designed and maintained various technical indicators and coordinated research projects pertaining to the futures markets. Mr. Goodman graduated magna cum laude from Harpur College of the State University of New York in 1979 with a B.A. in economics. Mr. Goodman has also served as President and a Director of each entity in Millburn International Group since inception. Mr. Goodman became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the Managing Owner effective December 19, 1991, May 23, 1989 and January 14, 2013, respectively. He became a partner in ShareInVest in January 1994. Mr. Goodman was a listed Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Grant N. Smith, age 70. Mr. Smith is Co-Chief Executive Officer and Chief Investment Officer of the Managing Owner, and serves as a member of the Managing Owner’s Investment Committee. He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm. He received a B.S. degree from the Massachusetts Institute of Technology (“MIT”) in 1974 and an M.S. degree from MIT in 1975. While at MIT, he held several teaching and research positions in the computer science field and participated in various projects relating to database management. He joined the predecessor entity to The Millburn Corporation in June 1975, and has been continuously associated with the Managing Owner and its affiliates since that time. Mr. Smith served as the Executive Vice President of the Managing Owner and The Millburn Corporation until November 1, 2015 and as the Director of Research of both such entities until May 31, 2016. He has since served as the Co-Chief Executive Officer and Chief Investment Officer of both entities with his affiliation with The Millburn Corporation ceasing on December 31, 2018 upon the merger of The Millburn Corporation into the Managing Owner. He has also served as a Director of each entity in Millburn International Group since inception, where he, along with the other Directors of each of those entities, is responsible for its overall management. Mr. Smith became listed as a Principal and registered as an Associated Person and Swap Associated Person of the Managing Owner, effective December 19, 1991, April 15, 2009 and March

8, 2013, respectively. Mr. Smith also became a partner in ShareInVest in January 1994. He also was listed as a Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Ilon Wu, age 45. Ms. Wu is a Vice President and Chief Financial Officer of the Managing Owner.  Her areas of responsibility include overseeing the accounting and finance for the Managing Owner and accounting and administration of many of the investment vehicles managed by the Managing Owner.  Ms. Wu has served as Chief Financial Officer of the Managing Owner since January 2020, before which she served as Controller of The Millburn Corporation (since January 2011), a position she held prior to the merger of The Millburn Corporation into the Managing Owner on December 31, 2018, and then in the same capacity at the Managing Owner. Ms. Wu previously held the positions of Assistant Controller (August 2005 until December 2010) and Senior Financial Accountant (June 2000 until August 2006) with The Millburn Corporation.  She graduated from Baruch College, The City University of New York in May 1998 with a B.B.A. in Accounting. Prior to joining the Managing Owner and its affiliates in June 2000, she was employed with the accounting firm Grant Thornton LLP, as a staff accountant from October 1998 to June 2000. She is a Certified Public Accountant. Ms. Wu became listed as Principal of the Managing Owner effective March 9, 2020. Ms. Wu’s affiliation with The Millburn Corporation ceased on December 31, 2018 upon its merger into the Managing Owner.

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

(b)    Security Ownership of Management

Under the terms of the Trust Agreement, the Trust’s affairs are managed by the Managing Owner, which has discretionary authority over the Trust’s trading. The Managing Owner’s managing owner interest was valued at $2,499,928 as of December 31, 2021, 2.45% of the Trust’s total capital.

(c)    Changes in Control

None.

(d)    Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

See “Item 11. Executive Compensation” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”  The Trust allocated to the Managing Owner $4,495,881 (net of $616,944 Managing Owner commission rebate to Unitholders) in brokerage and custodial fees and $498,572 in management fees for the year ended December 31, 2021. The Managing Owner’s capital interest was allocated net income of $224,861 for the year ended December 31, 2021. The Managing Owner has paid certain administrative expenses to third-parties on behalf of the Trust, related to legal, accounting, auditing, printing, postage and similar administrative expenses, and has been or will be reimbursed without interest by the Trust. The Trust is prohibited from making any loans.

Item 14.    Principal Accountant Fees and Services

(1)           Audit Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Trust’s financial statements and reviews of the financial statements included in the quarterly reports on Form 10-Q and in connection with the statutory and regulatory filings for the years ended December 31, 2021 and 2020 were approximately $88,000 and $150,000, respectively.

(2)           Audit-Related Fees

The Trust did not engage Deloitte & Touche LLP for internal control consulting services.

(3)           Tax Fees

The Trust did not engage Deloitte & Touche LLP for professional services for tax compliance, advice or planning services.

(4)           All Other Fees

There were no other fees for the years ended December 31, 2021 and 2020.

(5)           Pre-Approval Policies

The board of directors of the Managing Owner pre-approves the engagement of the Trust’s auditor for all services to be provided by the auditor.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1)    Financial Statements

The following are included with the 2021 Annual Report to Security Holders, a copy of which is filed herewith as Exhibit 13.01.

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

(a)(3)    Exhibits as required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Designation	Description

13.01	2021 Annual Report to Security Holders

31.01	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.03	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Operating Officer

31.04	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.01	Section 1350 Certification of Co-Chief Executive Officer

32.02	Section 1350 Certification of Co-Chief Executive Officer

32.03	Section 1350 Certification of President and Chief Operating Officer

32.04	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

The following exhibits are incorporated by reference from the exhibits of the same number and description filed with the Trust’s Registration Statement (File. No. 333-229651) filed on March 26, 2021 on Form S-1 under the Securities Act of 1933.

1.01	Form of Selling Agreement.

3.01	Certificate of Trust of Registrant (included as Schedule A to Exhibit A to the Prospectus).

3.03	Sixth Amended and Restated Declaration of Trust and Trust Agreement of Registrant (included in Exhibit A to the Prospectus).

10.01	Form of Subscription Agreement (included as Exhibit C to the Prospectus).

10.02	Form of Services Agreement.

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2022.

GLOBAL MACRO TRUST

By:	Millburn Ridgefield Corporation,
Managing Owner

By:	/s/ Harvey Beker
Harvey Beker
Chairman (Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Managing Owner of the Registrant and in the capacities and on the date indicated.

Title with
Signature	Managing Owner	Date

/s/ Harvey Beker	Chairman	March 31, 2022
Harvey Beker	(Director)

/s/ Barry Goodman	Co-Chief Executive Officer	March 31, 2022
Barry Goodman	(Principal Executive Officer)

/s/ Grant N. Smith	Co-Chief Executive Officer	March 31, 2022
Grant N. Smith	(Principal Executive Officer)

/s/ Gregg Buckbinder	President and Chief Operating Officer	March 31, 2022
Gregg Buckbinder	(Principal Executive Officer)

/s/ Michael W. Carter	Vice President	March 31, 2022
Michael W. Carter	(Principal Accounting Officer)

/s/ Ilon Wu	Chief Financial Officer	March 31, 2022
Ilon Wu	(Principal Financial Officer)

(Being the principal executive officers, the principal financial officer and principal accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

EXHIBIT INDEX

The following exhibits are included herewith

Designation	Description

13.01	2021 Annual Report to Security Holders

31.01	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.03	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Operating Officer

31.04	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.01	Section 1350 Certification of Co-Chief Executive Officer

32.02	Section 1350 Certification of Co-Chief Executive Officer

32.03	Section 1350 Certification of President and Chief Operating Officer

32.04	Section 1350 Certification of Chief Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

The following exhibits are incorporated by reference from the exhibits of the same number and description filed with the Trust’s Registration Statement (File. No. 333-229651) filed on March 26, 2021 on Form S-1 under the Securities Act of 1933.

1.01	Form of Selling Agreement.

3.01	Certificate of Trust of Registrant (included as Schedule A to Exhibit A to the Prospectus).

3.03	Sixth Amended and Restated Declaration of Trust and Trust Agreement of Registrant (included in Exhibit A to the Prospectus).

10.01	Form of Subscription Agreement (included as Exhibit C to the Prospectus).

10.02	Form of Services Agreement.

.

Delaware Statutory Trust)
Global Macro Trust (A Delaware Statutory Trust) Financial Statements as of and for the Years Ended December 31, 2021 and 2020, and Report of Independent Registered Public Accounting Firm

0

GLOBAL MACRO TRUST

AFFIRMATION OF MILLBURN RIDGEFIELD CORPORATION

In compliance with the Commodity Futures Trading Commission’s regulations, I hereby affirm that to the best of my knowledge and belief, the information contained in the Statements of Financial Condition of Global Macro Trust, including the Condensed Schedules of Investments, as of December 31, 2021 and 2020, and the related Statements of Operations, Changes in Trust Capital and Financial Highlights for each of the two years in the period ended December 31, 2021 are complete and accurate.

Gregg Buckbinder, President
Millburn Ridgefield Corporation
Managing Owner of Global Macro Trust

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112-0015 USA Tel: +1 212 492 4000 Fax: +1 212 489 1687 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders of Global Macro Trust:

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying statements of financial condition of Global Macro Trust (the “Trust”), including the condensed schedules of investments, as of December 31, 2021 and 2020, the related statements of operations, changes in trust capital, and the financial highlights for each of the two years in the period ended December 31, 2021, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Trust as of December 31, 2021 and 2020, the results of its operations, the changes in trust capital, and the financial highlights for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Trust's management. Our responsibility is to express an opinion on the Trust's financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of securities owned as of December 31, 2021, by correspondence with the custodian and brokers. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

March 21, 2022

We have served as the auditor of one or more Millburn Ridgefield Corporation investment companies since 2004.

GLOBAL MACRO TRUST

STATEMENTS OF FINANCIAL CONDITION
AS OF DECEMBER 31, 2021 AND 2020

	2021	2020
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes — at fair value (amortized cost
$16,831,384 and $16,247,126)	$ 16,826,505	$ 16,247,017
Net unrealized appreciation on open futures and forward currency contracts	393,615	3,225,128
Due from brokers	3,488,546	3,489,150
Cash denominated in foreign currencies (cost $860,563 and $2,563,244)	852,118	2,695,800

Total equity in trading accounts	21,560,784	25,657,095

INVESTMENTS IN U.S. TREASURY NOTES — at fair value (amortized cost
$74,512,865 and $81,311,242)	74,498,647	81,300,987

CASH AND CASH EQUIVALENTS	7,661,202	8,896,731

ACCRUED INTEREST RECEIVABLE	610,661	718,302

TOTAL	$ 104,331,294	$ 116,573,115

LIABILITIES AND TRUST CAPITAL

LIABILITIES:
Subscriptions by Unitholders received in advance	$ 98,039	$ -
Net unrealized depreciation on open futures and forward currency contracts	651,560	21,514
Due to brokers	71,047	62
Accrued brokerage fees	353,622	404,092
Accrued management fees	38,778	43,291
Redemptions payable to Unitholders	353,287	1,830,466
Redemptions payable to Managing Owner	500,000	-
Accrued expenses	81,914	102,997
Cash overdraft denominated in foreign currencies (cost $58,614 and $0)	57,704	-

Total liabilities	2,205,951	2,402,422

TRUST CAPITAL:
Managing Owner interest (2,329.914 and 2,645.415 units outstanding)	2,499,928	2,775,067
Series 1 Unitholders (62,620.242 and 72,959.433 units outstanding)	67,189,838	76,534,812
Series 3 Unitholders (10,514.052 and 13,756.807 units outstanding)	17,635,045	21,721,634
Series 4 Unitholders (3,881.484 and 3,983.338 units outstanding)	8,660,732	8,221,792
Series 5 Unitholders (3,895.148 and 3,289.070 units outstanding)	6,139,800	4,917,388

Total trust capital	102,125,343	114,170,693

TOTAL	$ 104,331,294	$ 116,573,115

NET ASSET VALUE PER UNIT OUTSTANDING:
Series 1 Unitholders	$ 1,072.97	$ 1,049.01
Series 3 Unitholders	$ 1,677.28	$ 1,578.97
Series 4 Unitholders	$ 2,231.29	$ 2,064.05
Series 5 Unitholders	$ 1,576.27	$ 1,495.07

See notes to financial statements

GLOBAL MACRO TRUST

CONDENSED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2021

	Net Unrealized
	Appreciation
	(Depreciation)	Net Unrealized
	as a % of	Appreciation
	Trust Capital	(Depreciation)
FUTURES AND FORWARD CURRENCY CONTRACTS

FUTURES CONTRACTS
Long futures contracts:
Currencies	0.00%	$ 3,294
Energies	0.41	423,135
Grains	0.01	10,115
Interest rates	(0.80)	(812,978)
Livestock	(0.00)	(4,720)
Metals	1.03	1,037,670
Softs	(0.02)	(15,784)
Stock indices	0.18	184,467

Total long futures contracts	0.81	825,199

Short futures contracts:
Currencies	0.00	606
Energies	0.06	57,724
Grains	0.01	8,045
Interest rates	0.04	43,595
Livestock	0.00	4,470
Metals	(0.89)	(905,575)
Softs	0.01	5,477
Stock indices	0.03	31,896

Total short futures contracts	(0.74)	(753,762)

TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	0.07	71,437

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.43	1,461,596
Total short forward currency contracts	(1.75)	(1,790,978)

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	(0.32)	(329,382)

TOTAL	(0.25)%	$ (257,945)

		(Continued)

GLOBAL MACRO TRUST

CONDENSED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2021

U. S. TREASURY NOTES
		Fair Value
Face		as a % of	Fair
Amount	Description	Trust Capital	Value

$30,900,000	U.S. Treasury notes, 2.500%, 02/15/2022	30.34%	$30,989,321
37,910,000	U.S. Treasury notes, 2.375%, 03/15/2022	37.29	38,086,222
22,120,000	U.S. Treasury notes, 1.750%, 05/15/2022	21.79	22,249,609

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $91,344,249)	89.42%	$91,325,152

See notes to financial statements			(Concluded)

GLOBAL MACRO TRUST

CONDENSED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2020

	Net Unrealized
	Appreciation
	(Depreciation)	Net Unrealized
	as a % of	Appreciation
	Trust Capital	(Depreciation)
FUTURES AND FORWARD CURRENCY CONTRACTS

FUTURES CONTRACTS
Long futures contracts:
Energies	0.12%	$ 138,030
Grains	0.51	581,390
Interest rates:
2 Year U.S. Treasury Note (69 contracts, settlement date March 2021)	0.00	2,242
5 Year U.S. Treasury Note (410 contracts, settlement date March 2021)	0.04	40,109
10 Year U.S. Treasury Note (338 contracts, settlement date March 2021)	0.03	33,031
30 Year U.S. Treasury Bond (95 contracts, settlement date March 2021)	0.02	17,500
Other	0.23	264,392

Total interest rates	0.32	357,274

Metals	0.93	1,059,925
Softs	0.05	56,726
Stock indices	0.69	787,606

Total long futures contracts	2.62	2,980,951

Short futures contracts:
Energies	0.08	95,700
Grains	(0.05)	(55,413)
Interest rates	(0.00)	(4,183)
Livestock	(0.00)	(1,230)
Metals	(0.19)	(216,397)
Softs	(0.02)	(19,818)
Stock indices	0.11	123,731

Total short futures contracts	(0.07)	(77,610)

TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	2.55	2,903,341

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.43	1,637,406
Total short forward currency contracts	(1.17)	(1,337,133)

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	0.26	300,273

TOTAL	2.81%	$ 3,203,614

		(Continued)

GLOBAL MACRO TRUST

CONDENSED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2020

U. S. TREASURY NOTES
		Fair Value
Face		as a % of	Fair
Amount	Description	Trust Capital	Value

$48,010,000	U.S. Treasury notes, 2.250%, 02/15/2021	42.15%	$48,131,900
28,200,000	U.S. Treasury notes, 2.625%, 05/15/2021	24.93	28,459,418
20,620,000	U.S. Treasury notes, 2.750%, 08/15/2021	18.36	20,956,686

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $97,558,368)	85.44%	$97,548,004

See notes to financial statements			(Concluded)

GLOBAL MACRO TRUST

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020

INVESTMENT INCOME — Interest income, net	$ 25,784	$ 1,327,184

EXPENSES:
Brokerage fees	5,112,825	5,839,901
Administrative expenses	818,138	904,901
Custody fees and other expenses	27,043	26,622
Management fees	498,572	594,605

Total expenses	6,456,578	7,366,029

Managing Owner commission rebate to unitholders	(616,944)	(567,734)

Net expenses	5,839,634	6,798,295

NET INVESTMENT LOSS	(5,813,850)	(5,471,111)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	14,300,986	(18,129,640)
Foreign exchange transaction	(213,409)	(109,405)
Net change in unrealized:
Futures and forward currency contracts	(3,461,559)	3,291,585
Foreign exchange translation	(140,091)	(5,977)
Net gains (losses) from U.S. Treasury notes:
Realized	(785)	133,287
Net change in unrealized	(8,733)	(135,437)

Total net realized and unrealized gains (losses)	10,476,409	(14,955,587)

NET INCOME (LOSS)	4,662,559	(20,426,698)

LESS PROFIT SHARE TO MANAGING OWNER	-	-

NET INCOME (LOSS) AFTER PROFIT SHARE TO
MANAGING OWNER	$ 4,662,559	$ (20,426,698)

Series 1 Unitholders	$ 23.96	$ (167.49)
Series 3 Unitholders	$ 98.31	$ (177.49)
Series 4 Unitholders	$ 167.24	$ (192.15)
Series 5 Unitholders	$ 81.20	$ (180.60)

See notes to financial statements

GLOBAL MACRO TRUST

STATEMENTS OF CHANGES IN TRUST CAPITAL
YEARS ENDED DECEMBER 31, 2021 AND 2020

									New Profit Memo
	Series 1 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Series 5 Unitholders		Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

TRUST CAPITAL — January 1, 2020	107,565,649	88,422.039	34,128,621	19,430.353	9,261,037	4,104.713	4,624,421	2,759.746	-	-	4,230,810	3,477.855	159,810,538

Subscriptions	-	-	1,353,000	794.391	769,695	352.551	1,520,615	976.226	-	-	-	-	3,643,310
Redemptions	(16,269,681)	(15,741.804)	(9,780,897)	(6,467.937)	(963,063)	(473.926)	(642,816)	(446.902)	-	-	(1,200,000)	(989.238)	(28,856,457)
Additional units allocated*	-	279.198	-	-	-	-	-	-	-	-	-	156.798	-
Net loss after profit share to
Managing Owner	(14,761,156)	-	(3,979,090)	-	(845,877)	-	(584,832)	-	-	-	(255,743)	-	(20,426,698)

TRUST CAPITAL — December 31, 2020	76,534,812	72,959.433	21,721,634	13,756.807	8,221,792	3,983.338	4,917,388	3,289.070	-	-	2,775,067	2,645.415	114,170,693

Subscriptions	-	-	449,750	263.266	439,926	208.519	1,287,058	804.929	-	-	-	-	2,176,734
Redemptions	(11,528,909)	(10,583.340)	(5,863,002)	(3,506.021)	(672,271)	(310.373)	(320,461)	(198.851)	-	-	(500,000)	(465.997)	(18,884,643)
Additional units allocated*	-	244.149	-	-	-	-	-	-	-	-	-	150.496	-
Net income after profit share to
Managing Owner	2,183,935	-	1,326,663	-	671,285	-	255,815	-	-	-	224,861	-	4,662,559

TRUST CAPITAL — December 31, 2021	$ 67,189,838	62,620.242	$ 17,635,045	10,514.052	$ 8,660,732	3,881.484	$ 6,139,800	3,895.148	$ -	-	$ 2,499,928	2,329.914	$ 102,125,343

* Additional units are issued to Series 1 Unitholders who are charged less than a 7.0% brokerage fee and the Managing Owner. See note 3.

See notes to financial statements

GLOBAL MACRO TRUST

STATEMENTS OF FINANCIAL HIGHLIGHTS
YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021				2020
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5

PER UNIT OPERATING PERFORMANCE (FOR A UNIT
OUTSTANDING THROUGHOUT THE YEAR)
Net income (loss) from operations:
Net investment loss (a)	$(71.62)	$(52.51)	$(30.62)	$(61.57)	$(59.95)	$(28.71)	$(3.04)	$(39.27)
Net realized and unrealized gains (losses) on trading
of futures and forward currency contracts	95.67	150.95	198.10	142.97	(107.56)	(148.97)	(188.26)	(140.67)
Net gains (losses) from U.S. Treasury notes (a)	(0.09)	(0.13)	(0.24)	(0.20)	0.02	0.19	(0.85)	(0.66)

Net income (loss) from operations	23.96	98.31	167.24	81.20	(167.49)	(177.49)	(192.15)	(180.60)

Less: profit share allocated to Managing Owner	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Net income (loss) after profit share allocation	23.96	98.31	167.24	81.20	(167.49)	(177.49)	(192.15)	(180.60)

Net asset value, beginning of year	1,049.01	1,578.97	2,064.05	1,495.07	1,216.50	1,756.46	2,256.20	1,675.67

Net asset value, end of year	$1,072.97	$1,677.28	$2,231.29	$1,576.27	$1,049.01	$1,578.97	$2,064.05	$1,495.07

RATIOS TO AVERAGE TRUST CAPITAL:

Net investment loss	(6.57)%	(3.14)%	(1.38)%	(3.90)%	(5.71)%	(1.85)%	(0.15)%	(2.68)%

Total expenses	6.59%	3.16%	1.41%	3.92%	6.75%	2.92%	1.15%	3.66%
Profit share allocation	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	6.59%	3.16%	1.41%	3.92%	6.75%	2.92%	1.15%	3.66%

Total return before profit share allocation	2.28%	6.23%	8.10%	5.43%	(13.77)%	(10.10)%	(8.52)%	(10.78)%
Less profit share allocation	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	2.28%	6.23%	8.10%	5.43%	(13.77)%	(10.10)%	(8.52)%	(10.78)%

(a) Calculated based on the weighted average number of units during the year, see Note 7.

See notes to financial statements

Global Macro Trust

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 and 2020

1. ORGANIZATION

Global Macro Trust (the “Trust”) was organized on July 23, 2001, under the Delaware Statutory Trust Act. At such time, original capital of $400 by Millburn Ridgefield Corporation (the “Managing Owner”) and $1,600 by the Initial Unitholder, an affiliated entity, was contributed to the Trust. The Trust commenced trading operations on July 1, 2002. The Trust engages in the speculative trading of futures and forward currency contracts. The instruments that are traded by the Trust are volatile and involve a high degree of market risk.

The Managing Owner manages the business of the Trust and makes all trading decisions, as stated in Trust agreement.

The Managing Owner has agreed to make additional capital subscriptions, subject to certain possible exceptions, in order to maintain its capital account at not less than 1% of the total outstanding capital subscriptions in the Trust (including the Managing Owner’s subscriptions) but in no event shall the Managing Owner invest less than $500,000. The Managing Owner and the holders (the “Unitholders”) of the Units of Beneficial Interest (“Units”) issued by the Trust will share in any profits and losses of the Trust in proportion to the percentage interest owned by each before brokerage commissions, custodial fee, management fees and profit share allocations.

The Trust will dissolve on December 31, 2031 or at an earlier date if certain conditions occur set forth in the Sixth Amended and Restated Declaration of Trust and the Trust Agreement (the “Agreement”).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The financial statements have been prepared in conformity with accounting principles generally accepted (“U.S. GAAP”) in the United States (the “U.S.”) as detailed in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”). Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

The Trust is for U.S. GAAP purposes an investment company in accordance with FASB Codification 946 Financial Services – Investment Companies.

Investments — The Trust records its transactions in futures and forward currency contracts and U.S. Treasury notes including related income and expenses on a trade date basis.

Open futures contracts are valued at quoted market values. Open forward currency contracts are valued at fair value which is based on pricing models that consider the time value of money and the current market and contractual prices of the underlying financial instruments. Brokerage commissions on futures contracts are expensed when contracts are opened. Realized gains (losses) and changes in unrealized appreciation (depreciation) on futures and forward currency contracts are recognized in the periods in which the contracts are closed or the changes in the value of open contracts occur and are included in net realized and unrealized gains (losses) in the Statements of Operations.

Investments in U.S. Treasury notes are valued at fair value based on the midpoint of bid/ask quotations reported daily at 3 pm EST by Bloomberg. The Trust amortizes premiums and accretes discounts on

U.S. Treasury notes. Such securities are normally on deposit with financial institutions (see Note 6) as collateral for performance of the Trust’s trading obligations with respect to derivative contracts or are held for safekeeping in a custody account at HSBC Bank USA, N.A.

Cash and Cash Equivalents — Cash and cash equivalents includes cash and investments in Dreyfus Treasury Prime Cash Management, a short term U.S. government securities money market fund, that is readily convertible to cash and has an original maturity of 90 days or less.

Cash Denominated in Foreign Currencies — Includes foreign currency cash held at the Trust’s trading counterparties. Foreign cash deficits, if applicable, are presented in the liabilities section of the Statements of Financial Condition.

Foreign Currency Translation — Assets and liabilities denominated in foreign currencies are translated to U.S. dollars at prevailing exchange rates of such currencies. Purchases and sales of investments are translated to U.S. dollars at the exchange rate prevailing when such transactions occurred.

Income Taxes — The Trust is treated as a limited partnership for federal and state income tax reporting purposes. Accordingly, the Trust prepares calendar year U.S. federal and applicable state tax returns and reports to the Unitholders their allocable units of the Trust’s income, expenses and trading gains or losses. No provision for income taxes has been made in the accompanying financial statements as the Unitholders are responsible for the payment of taxes.

Income Taxes (Topic 740) of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Trust recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Trust’s open tax years, 2018 to 2021, the Managing Owner has determined that no reserves for uncertain tax positions were required.

Estimates — The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements. Actual results could differ from these estimates.

Right of Offset — The customer agreements between the Trust, the Futures Clearing Brokers and the FX Prime Brokers gives the Trust the legal right to net unrealized gains and losses on open futures and foreign currency contracts. The Trust netted, for financial reporting purposes, the unrealized gains and losses on open futures and forward currency contracts on the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” were met.

Fair Value of Financial Instruments — The fair value of the Trust’s assets and liabilities which qualify as financial instruments under the Fair Value Measurements (Topic 820) of the Codification approximates the carrying amounts presented in the Statements of Financial Condition. The topic defines fair value, establishes a framework for measurement of fair value and expands disclosures about fair value measurements. The three levels of the fair value hierarchy are described below:

Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 — Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable either directly or indirectly;

Level 3 — Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

In determining fair value, the Trust separates its investments into two categories: cash instruments and derivative contracts.

Cash Instruments — The Trust’s cash instruments are generally classified within Level 1 of the fair value hierarchy because they are typically valued using quoted market prices. The types of instruments valued based on quoted market prices in active markets include U.S. government obligations and an investment in a quoted short-term U.S. government securities money market fund. The Managing Owner of the Trust does not adjust the quoted price for such instruments even in situations where the Trust holds a large position and a sale could reasonably impact the quoted price.

Derivative Contracts — Derivative contracts can be exchange-traded or over-the-counter (“OTC”). Exchange-traded futures contracts are valued based on quoted closing settlement prices and typically fall within Level 1 of the fair value hierarchy.

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

The following table represents the Trust’s investments by hierarchical level as of December 31, 2021 and 2020 in valuing the Trust’s investments at fair value. At December 31, 2021 and 2020, the Trust held no assets or liabilities classified in Level 3.

Financial Assets and Liabilities at Fair Value as of December 31, 2021

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$ 91,325,152	$ -	$ 91,325,152
Short-term money market fund*	7,411,202	-	7,411,202
Exchange-traded futures contracts
Currencies	3,900	-	3,900
Energies	480,859	-	480,859
Grains	18,160	-	18,160
Interest rates	(769,383)	-	(769,383)
Livestock	(250)	-	(250)
Metals	132,095	-	132,095
Softs	(10,307)	-	(10,307)
Stock indices	216,363	-	216,363

Total exchange-traded futures contracts	71,437	-	71,437

Over-the-counter forward currency contracts	-	(329,382)	(329,382)

Total futures and forward currency contracts (2)	71,437	(329,382)	(257,945)

Total financial assets and liabilities at fair value	$ 98,807,791	$ (329,382)	$ 98,478,409

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$ 16,826,505
Investments in U.S. Treasury notes			74,498,647
Total investments in U.S. Treasury notes			$ 91,325,152

(2)
Net unrealized appreciation on open futures and forward currency contracts			$ 393,615
Net unrealized depreciation on open futures and forward currency contracts			(651,560)
Total net unrealized depreciation on open futures and forward currency contracts			$ (257,945)

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial Assets and Liabilities at Fair Value as of December 31, 2020

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$ 97,548,004	$ -	$ 97,548,004
Short-term money market fund*	8,646,731	-	8,646,731
Exchange-traded futures contracts
Energies	233,730	-	233,730
Grains	525,977	-	525,977
Interest rates	353,091	-	353,091
Livestock	(1,230)	-	(1,230)
Metals	843,528	-	843,528
Softs	36,908	-	36,908
Stock indices	911,337	-	911,337

Total exchange-traded futures contracts	2,903,341	-	2,903,341

Over-the-counter forward currency contracts	-	300,273	300,273

Total futures and forward currency contracts (2)	2,903,341	300,273	3,203,614

Total financial assets and liabilities at fair value	$ 109,098,076	$ 300,273	$ 109,398,349

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$ 16,247,017
Investments in U.S. Treasury notes			81,300,987
Total investments in U.S. Treasury notes			$ 97,548,004

(2)
Net unrealized appreciation on open futures and forward currency contracts			$ 3,225,128
Net unrealized depreciation on open futures and forward currency contracts			(21,514)
Total net unrealized appreciation on open futures and forward currency contracts			$ 3,203,614

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

3. TRUST AGREEMENT

With the effectiveness of the Trust’s Registration Statement on August 12, 2009, the Trust began to offer Series 3 and Series 4 units. The only units offered prior to such date were Series 1 units. Series 3 and Series 4 units were first issued September 1, 2009 and November 1, 2010, respectively. Subsequent to August 2017, Series 1 Units are no longer being offered.

With the effectiveness of the Trust’s Registration Statement on September 29, 2017, the Trust in addition to offering Series 3 and Series 4 Units, began offering Series 5 Units. Series 5 Units were first issued on April 1, 2018.

Series 1 Unitholders pay brokerage fees to the Managing Owner at the annual rate of up to 7.0% of their average month-end Net Assets Value (prior to reduction for accrued brokerage commissions or Profit Share). Series 1 Unitholders who made net capital investments into Series 1 of $100,000 or more or who had previously invested through asset-based fee or fixed fee investment programs are charged less than the annual brokerage rate of 7.0% as follows:

Net Capital Investments	Brokerage Fees

$100,000–$499,999	6.50%
$500,000–$999,999	6.00
Greater than $1,000,000	5.50
Asset-based or fixed fee investment programs	4.00

Brokerage fees are charged to capital accounts of the Managing Owner, its principals, their respective affiliates or the New Profit Memo Account only to the extent of charges paid to third party executing and clearing brokers. In order to maintain a uniform Net Asset Value per Unit, additional Units are issued to Series 1 Unitholders who are charged less than a 7.0% brokerage fee.

The Managing Owner, not the Trust, pays the allocable share to Series 1 of all routine costs of executing and clearing the Trust’s futures trades including brokerage commissions payable to the clearing brokers and electronic platform trading costs. The Managing Owner also pays, from its own funds, selling commissions on all sales of Series 1 Units.

The Trust pays the Managing Owner a management fee of 1.75% per year of the Trust’s Net Asset Value (before management fee and profit share calculations) attributable to Series 3 Units. Series 3, 4 and 5 Units are also charged for their pro rata share of the Trust’s actual trade execution and clearing costs including electronic platform trading costs. Series 4 Unitholders are related-party investors and, therefore, are not charged a management fee.

The Trust pays the Managing Owner a management fee of 2.50% per year of the Trust’s Net Asset Value (before management fee and profit share calculations) attributable to Series 5 Units.

Per the Trust agreement, selling agents are prohibited from receiving amounts in excess of 9.5% of the gross offering proceeds of Series 1 units sold subsequent to August 12, 2009. During the years ended December 31, 2021 and 2020, the Managing Owner rebated to the Trust for the benefit of all holders of Series 1 Units, all amounts that would have otherwise been due to selling agents but for the 9.5% cap. Further, in certain cases, there are Series 1 units that remain outstanding, where there is no longer a selling agent associated with such units. Beginning in August 2014, the Managing Owner rebated such amounts to the Trust for the benefit of all holders of Series 1 Units. The total amounts rebated to the Trust for both of these items during the years ended December 31, 2021 and 2020, were $616,944, and $567,734, respectively, are presented in “Managing Owner commission rebate to unitholders” in the Statements of Operations.

The Agreement provides that the Managing Owner’s profit share, equal to 20% of New Trading Profits in excess of the highest cumulative level of Trading Profit as of any previous calendar year-end, is charged to the Unitholders’ capital accounts. The highest cumulative level of Trading Profit is maintained separately for Series 1, Series 3 and Series 5. Series 4 Unitholders are related-party investors and, therefore, are not charged profit share. New Trading Profits include realized and unrealized trading profits (losses), brokerage fees, trading-related expenses and administrative expenses. New Trading Profits do not include interest income. For Unitholders’ redemptions during the year, the profit share calculation shall be computed as though the redemption occurred at year-end. Profit share attributable to interests redeemed during a year is tentatively credited to an account maintained for bookkeeping purposes called New Profit Memo Account. Any profit share charged is added to the Managing

Owner’s capital account to the extent that net taxable capital gains are allocated to the Managing Owner. The remainder of such profit share, if any, is added to the New Profit Memo Account. The Managing Owner may not make any withdrawal from the balance in the New Profit Memo Account. If, at the end of a subsequent year, net taxable gains are allocated to the Managing Owner in excess of such year’s profit share, a corresponding amount is transferred from the New Profit Memo Account to the Managing Owner’s capital account.

The Trust will pay its legal, accounting, auditing, printing, postage and similar administrative expenses (including Trustees’ fees, accounting services fees and the expenses of updating the Prospectus) as well as extraordinary costs. The Managing Owner, at its discretion, may reimburse certain expenses paid by the Trust.

Units may be redeemed at the option of any Unitholder at Net Asset Value (as defined in the Agreement) as of the close of business on the last business day of any calendar month on ten business days written notice to the Managing Owner.

4. DUE FROM/TO BROKERS

At December 31, 2021 and 2020, due from and due to brokers balances, if applicable, in the Statements of Financial Condition include net cash receivable from each broker and net cash payable to each broker, respectively. The due from broker balance also includes cash held as collateral at Bank of America, N.A.

5. TRADING ACTIVITIES

The Trust conducts its futures trading with various futures commission merchants (“FCMs”) on futures exchanges and its forward currency trading with various banks or dealers (“Dealers”) in the interbank markets. Substantially all assets included in the Trust’s equity in trading accounts and certain liability accounts, as discussed below, were held as collateral by such FCMs in either U.S. regulated segregated accounts (for futures contracts traded on U.S. exchanges) or non-U.S. secured accounts (for futures contracts traded on non-U.S. exchanges) as required by U.S. Commodity Futures Trading Commission’s regulations or held as collateral by the Dealers.

Liabilities in the Statements of Financial Condition that are components of “Total equity in trading accounts” include net unrealized depreciation on open futures and forward currency contracts, cash denominated in foreign currencies and due to brokers, if any.

The Trust enters into contracts with various institutions that contain a variety of indemnifications. The Trust’s maximum exposure under these arrangements is unknown. However, the Trust has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

6. DERIVATIVE INSTRUMENTS

The Trust is party to derivative financial instruments in the normal course of its business. These financial instruments include futures and forward currency contracts which may be traded on an exchange or OTC.

The Trust records its derivative activities on a mark-to-market basis as described in Note 2. For OTC contracts, the Trust enters into master netting agreements with its counterparties. Therefore, assets represent the Trust’s unrealized gains less unrealized losses for OTC contracts in which the Trust has a master netting agreement. Similarly, liabilities represent net amounts owed to counterparties on OTC contracts.

Futures contracts are agreements to buy or sell an underlying asset or index for a set price in the future. Initial margin deposits are made upon entering into futures contracts and can be either in cash or treasury securities. Open futures contracts are revalued on a daily basis to reflect the market value of the contracts at the end of each trading day. Variation margin payments are received or made depending upon whether unrealized gains or losses are incurred. When a contract is closed, the Trust records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the time it was closed. The Trust bears the market risk that arises from changes in the value of these financial instruments.

Forward currency contracts entered into by the Trust represent a firm commitment to buy or sell an underlying currency at a specified value and point in time based upon an agreed or contracted quantity. The ultimate gain or loss is equal to the difference between the value of the contract at the onset and the value of the contract at settlement date.

Each of these financial instruments is subject to various risks similar to those related to the underlying financial instruments including market risk, credit risk and sovereign risk.

Market risk is the potential change in the value of the instruments traded by the Trust due to market changes including interest and foreign exchange rate movements and fluctuations in futures or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The financial instruments traded by the Trust contain varying degrees of off-balance sheet risk whereby changes in the market values of the futures and forward currency contracts and the Trust’s satisfaction of its obligations related to such market value changes may exceed the amount recognized in the Statements of Financial Condition.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk is normally reduced to the extent that an exchange or clearing organization acts as a counterparty to futures transactions since typically the collective credit of the members of the exchange is pledged to support the financial integrity of the exchange. In the case of OTC transactions, the Trust must rely solely on the credit of the individual counterparties. The contract amounts of the forward and futures contracts do not represent the Trust’s risk of loss due to counterparty nonperformance. The Trust’s exposure to credit risk associated with counterparty nonperformance of these forward currency contracts includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition, plus the value of margin or collateral held in cash and U.S. Treasury Notes by the counterparty. The amount of such credit risk was $7,581,603 and $6,959,196 at December 31, 2021 and 2020, respectively.

The Managing Owner has established procedures to actively monitor market risk and minimize credit risk although there can be no assurance that it will in fact succeed in doing so. The Managing Owner’s market risk control procedures include diversification of the Trust’s portfolio and continuously monitoring the portfolio’s open positions, historical volatility and maximum historical loss. The Managing Owner seeks to minimize credit risk primarily by depositing and maintaining the Trust’s assets at financial institutions and brokers which the Managing Owner believes to be creditworthy. The Trust’s trading activities are primarily with brokers and other financial institutions located in North America, Europe and Asia. All futures transactions of the Trust are cleared by major securities firms, pursuant to customer agreements, including Deutsche Bank Securities Inc. (a wholly owned subsidiary of Deutsche Bank AG), Goldman Sachs & Co. and BofA Securities, Inc. (formerly Merrill Lynch Pierce, Fenner & Smith Inc), collectively the “Futures Clearing Brokers.” The Trust ceased clearing trades through SG Americas Securities, LLC. during November 2020. For all forward currency transactions, the Trust utilizes two prime brokers, Deutsche Bank AG, and Bank of America, N.A. collectively the “FX Prime Brokers.”

The Trust is subject to sovereign risk such as the risk of restrictions being imposed by foreign governments on the repatriation of cash and the effect of political or economic uncertainties. Net unrealized appreciation (depreciation) on futures and forward currency contracts are denominated in the functional currency (U.S. dollar). Cash settlement of futures and forward currency contracts is made in the local currency (settlement currency) and then translated to U.S. dollars.

Net unrealized appreciation (depreciation) on futures and forward currency contracts by settlement currency type, denominated in U.S. dollars, is detailed below:

	As of December 31,
	2021		2020
	Total Net		Total Net
	Unrealized		Unrealized
	Appreciation	Percent	Appreciation	Percent
Currency Type	(Depreciation)	of Total	(Depreciation)	of Total

Australian dollar	$ (60,710)	23.54%	$ 20,687	0.65%
Brazilian real	1,784	(0.69)	2,036	0.06
British pound	(340,215)	131.89	93,550	2.92
Canadian dollar	151,929	(58.90)	50,750	1.58
Euro	(96,332)	37.35	69,475	2.17
Hong Kong dollar	(6,182)	2.40	329,215	10.28
Japanese yen	(110,891)	42.99	7,165	0.22
Korean won	10,399	(4.03)	-	-
Malaysian ringgit	6,615	(2.56)	(454)	(0.01)
Norwegian krone	23,788	(9.22)	27,236	0.85
Polish zloty	32,686	(12.67)	5,540	0.17
Singapore dollar	6,976	(2.70)	2,494	0.08
South African rand	(46,341)	17.97	(850)	(0.03)
Swedish krona	125,959	(48.83)	(36,967)	(1.15)
Taiwan dollar	-	-	4,431	0.14
Thai baht	(669)	0.26	(868)	(0.03)
U.S. dollar	43,259	(16.80)	2,630,174	82.10

Total	$ (257,945)	100.00%	$ 3,203,614	100.00%

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

The Trust engages in the speculative trading of futures and forward contracts on agricultural commodities, currencies, energies, interest rates, metals and stock indices. The following were the primary trading risk exposures of the Trust at December 31, 2021 and 2020 by market sector:

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

Interest Rates – Interest rate movements directly affect the price of the sovereign bond futures positions held by the Trust and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Trust’s profitability. The Trust’s primary interest rate exposure is to interest rate fluctuations in countries or regions including Australia, Canada, Japan, Switzerland, the United Kingdom, the U.S. and the Eurozone. However, the Trust also may take positions in futures contracts on the government debt of other countries. The Managing Owner anticipates that interest rates in these industrialized countries or areas, both long-term and short-term, will remain the primary interest rate market exposure of the Trust for the foreseeable future.

Metals – The Trust’s metals market exposure is to fluctuations in the price of aluminum, copper, gold, lead, nickel, palladium, platinum, silver, tin and zinc.

Stock Indices – The Trust’s equity exposure through stock index futures is to equity price risk in the major industrialized countries as well as other countries.

Derivatives and Hedging (Topic 815) of the Codification requires entities to recognize in the Statements of Financial Condition all derivative contracts as assets or liabilities. Fair value of futures and forward currency contracts in a net asset position are recorded in the Statements of Financial Condition as “Net unrealized appreciation on open futures and forward currency contracts.” Fair value of futures and forward currency contracts in a net liability position are recorded in the Statements of Financial Condition as “Net unrealized depreciation on open futures and forward currency contracts.” The Trust’s policy regarding fair value measurement is discussed in Note 2.

Since the derivatives held or sold by the Trust are for speculative trading purposes, derivative instruments are not designated as hedging instruments under the provisions of the Derivatives and Hedging (Topic 815) of the Codification. Accordingly, all realized gains and losses as well as any change in net unrealized gains or losses on open positions from the preceding period are recognized as part of the Trust’s trading gains and losses in the Statements of Operations.

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at December 31, 2021 and 2020. Fair value, below, is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at December 31, 2021

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$ 3,294	$ -	$ 3,681	$ (3,075)	$ 3,900
Energies	529,921	(106,786)	90,530	(32,806)	480,859
Grains	76,010	(65,895)	57,113	(49,068)	18,160
Interest rates	170,435	(983,413)	48,422	(4,827)	(769,383)
Livestock	-	(4,720)	4,510	(40)	(250)
Metals	1,079,527	(41,857)	21,586	(927,161)	132,095
Softs	5,945	(21,729)	17,898	(12,421)	(10,307)
Stock indices	397,424	(212,957)	155,690	(123,794)	216,363

Total futures contracts	2,262,556	(1,437,357)	399,430	(1,153,192)	71,437

Forward currency contracts	2,051,702	(590,106)	604,678	(2,395,656)	(329,382)

Total futures and
forward currency contracts	$ 4,314,258	$ (2,027,463)	$ 1,004,108	$ (3,548,848)	$ (257,945)

Fair Value of Futures and Forward Currency Contracts at December 31, 2020

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$ 161,072	$ (23,042)	$ 139,340	$ (43,640)	$ 233,730
Grains	581,440	(50)	-	(55,413)	525,977
Interest rates	432,675	(75,401)	-	(4,183)	353,091
Livestock	-	-	370	(1,600)	(1,230)
Metals	1,210,410	(150,485)	111,678	(328,075)	843,528
Softs	56,897	(171)	170	(19,988)	36,908
Stock indices	886,471	(98,865)	128,824	(5,093)	911,337

Total futures contracts	3,328,965	(348,014)	380,382	(457,992)	2,903,341

Forward currency contracts	2,106,424	(469,018)	505,995	(1,843,128)	300,273

Total futures and
forward currency contracts	$ 5,435,389	$ (817,032)	$ 886,377	$ (2,301,120)	$ 3,203,614

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the years ended 2021 and 2020 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below:

Trading gains (losses) of futures and forward currency contracts for the years ended December 31, 2021 and 2020

Sector	2021	2020

Futures contracts:
Currencies	$ 53,604	$ -
Energies	5,750,585	3,232,623
Grains	(387,914)	1,187,589
Interest rates	2,381,115	(4,970,130)
Livestock	(55,680)	307,570
Metals	242,941	613,103
Softs	(761,420)	(331,892)
Stock indices	8,804,418	(18,806,803)

Total futures contracts	16,027,649	(18,767,940)

Forward currency contracts	(5,188,222)	3,929,885

Total futures and forward currency contracts	$ 10,839,427	$ (14,838,055)

The following table presents average notional value by sector in U.S. dollars of open futures and forward currency contracts for the years ended December 31, 2021 and 2020. The Trust’s average net asset value for the years ended 2021 and 2020 was approximately $111,000,000, and $128,000,000, respectively.

	2021		2020
Sector	Long Positions	Short Positions	Long Positions	Short Positions

Futures contracts:
Currencies	$ 507,413	$ 1,551,660	$ -	$ -
Energies	20,861,257	1,608,167	9,639,167	5,961,013
Grains	5,699,106	7,589,449	5,817,963	3,913,553
Interest rates	222,190,366	34,847,789	220,208,494	46,276,995
Livestock	362,640	406,468	124,126	135,964
Metals	14,811,181	1,272,557	15,114,780	1,864,009
Softs	1,331,390	1,587,749	1,319,494	1,023,819
Stock indices	62,427,990	18,716,905	60,463,823	10,237,759

Total futures
contracts	328,191,343	67,580,744	312,687,847	69,413,112

Forward currency
contracts	44,917,764	42,986,899	44,168,441	23,069,273

Total average
notional	$ 373,109,107	$ 110,567,643	$ 356,856,288	$ 92,482,385

Notional values in the interest rate sector were calculated by converting the notional value in local currency of all open interest rate futures positions to 10-year equivalent fixed income instruments, translated to U.S. dollars at each quarter-end during 2021, and 2020. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the Managing Owner believes it is a more meaningful representation of notional values of the Trust’s open interest rate positions.

The following tables summarize the valuation of the Trust’s investments by counterparty as of December 31, 2021 and 2020.

Offsetting of derivative assets and liabilities at December 31, 2021

	Gross amounts of recognized Assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of Assets presented in the Statement of Financial Condition
Assets
Futures contracts
Counterparty J	$ 427,739	$ (276,360)	$ 151,379
Counterparty L	1,803,193	(1,560,957)	242,236

Total assets	$ 2,230,932	$ (1,837,317)	$ 393,615

	Gross amounts of recognized Liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of Liabilities presented in the Statement of Financial Condition
Liabilities
Futures contracts
Counterparty C	$ 753,232	$ (431,054)	$ 322,178
Total futures contracts	753,232	(431,054)	322,178

Forward currency contracts
Counterparty G	1,329,917	(1,031,426)	298,491
Counterparty K	1,655,845	(1,624,954)	30,891
Total forward currency contracts	2,985,762	(2,656,380)	329,382

Total liabilities	$ 3,738,994	$ (3,087,434)	$ 651,560

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty J	$ 151,379	$ -	$ (151,379)	$ -
Counterparty L	242,236	-	(242,236)	-

Total	$ 393,615	$ -	$ (393,615)	$ -

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(4)

Counterparty C	$ 322,178	$ -	$ (322,178)	$ -
Counterparty G	298,491	-	(298,491)	-
Counterparty K	30,891	-	(30,891)	-

Total	$ 651,560	$ -	$ (651,560)	$ -

(1) Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange. Collateral pledged includes both cash and U.S. Treasury notes held at each respective counterparty.

(2) Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets presented in the
Statements of Financial Condition, for each respective counterparty.
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of December 31, 2021.
(4) Net amount represents the amounts owed by the Trust to each counterparty as of December 31, 2021.

Offsetting of derivative assets and liabilities at December 31, 2020

	Gross amounts of recognized Assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of Assets presented in the Statement of Financial Condition
Assets
Futures contracts
Counterparty C	$ 715,230	$ (132,014)	$ 583,216
Counterparty J	424,187	(43,675)	380,512
Counterparty L	2,569,930	(630,317)	1,939,613
Total futures contracts	$ 3,709,347	$ (806,006)	$ 2,903,341

Forward currency contracts
Counterparty G	1,205,861	(884,074)	321,787

Total assets	$ 4,915,208	$ (1,690,080)	$ 3,225,128

	Gross amounts of recognized Liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of Liabilities presented in the Statement of Financial Condition
Liabilities
Forward currency contracts
Counterparty K	1,428,072	(1,406,558)	21,514

Total liabilities	$ 1,428,072	$ (1,406,558)	$ 21,514

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$ 583,216	$ -	$ (583,216)	$ -
Counterparty G	321,787	-	-	321,787
Counterparty J	380,512	-	(380,512)	-
Counterparty L	1,939,613	-	(1,939,613)	-

Total	$ 3,225,128	$ -	$ (2,903,341)	$ 321,787

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(4)

Counterparty K	$ 21,514	$ -	$ (21,514)	$ -

Total	$ 21,514	$ -	$ (21,514)	$ -

(1) Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange. Collateral pledged includes both cash and U.S. Treasury notes held at each respective counterparty.

(2) Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets presented in the
Statements of Financial Condition, for each respective counterparty.
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of December 31, 2020.
(4) Net amount represents the amounts owed by the Trust to each counterparty as of December 31, 2020.

7. FINANCIAL HIGHLIGHTS

Unit operating performance for Series 1, 3, 4 and 5 Units is calculated based on Unitholders’ trust capital for each Series taken as a whole utilizing the beginning and ending Net Asset Value per unit and weighted average number of units during the year. Weighted average number of units for each Series is detailed below:

	Years ended December 31,		Date of first issuance
	2021	2020

Series 1	66,860.519	80,473.632	July 23, 2001
Series 3	12,299.707	17,481.806	September 1, 2009
Series 4	4,045.920	4,206.832	November 1, 2010
Series 5	3,476.818	3,267.128	April 1, 2018

Ratios are calculated for each Series taken as a whole. Total return for Series 1 investors are presented for Unitholders charged 7% brokerage fee. An individual Unitholder’s per unit operating performance may vary based on the timing of capital transactions and differences in individual Unitholder’s brokerage fee (for Series 1), management fee (for Series 3 and 5) and profit share allocation arrangements.

8. REDEMPTION PAYABLE TO MANAGING OWNER

At December 31, 2021 and 2020, redemption payable were $500,000 (of which $0 was related to profit share earned during the year) and $0, respectively.

9. SUBSEQUENT EVENTS

The Managing Owner has performed its evaluation of subsequent events through March 21, 2022, the date the financial statements were issued. Based on such evaluation, no events were discovered that required adjustment to or disclosure in the financial statements.

.