Form 10-Q
period 2022-03-31
GLOBAL MACRO TRUST
filed 2022-05-16
CIK 1145765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:   March 31, 2022

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from ______ to _______

Commission File Number: 000-50102

GLOBAL MACRO TRUST
(Exact name of registrant as specified in its charter)

Delaware	36-7362830
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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
For the three months ended March 31, 2022 and 2021 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Trust Capital (b)	7
Statements of Financial Highlights (b)	9
Notes to the Financial Statements	10

(a) At March 31, 2022 (unaudited) and December 31, 2021
(b) For the three months ended March 31, 2022 and 2021 (unaudited)

Global Macro Trust
Statements of Financial Condition

	March 31, 2022 (unaudited)	December 31, 2021
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes – at fair value
(amortized cost $16,993,515 and $16,831,384)	$16,983,122	$16,826,505
Net unrealized appreciation on open futures and
forward currency contracts	2,756,443	393,615
Due from brokers, net	4,029,056	3,488,546
Cash denominated in foreign currencies (cost $619,147
and $860,563)	613,150	852,118
Total equity in trading accounts	24,381,771	21,560,784

INVESTMENTS IN U.S. TREASURY NOTES – at fair value
(amortized cost $76,105,167 and $74,512,865)	75,982,397	74,498,647
CASH AND CASH EQUIVALENTS	8,340,614	7,661,202
ACCRUED INTEREST RECEIVABLE	422,077	610,661
TOTAL	$109,126,859	$104,331,294

LIABILITIES AND TRUST CAPITAL
LIABILITIES:
Subscriptions by Unitholders received in advance	$-	$98,039
Net unrealized depreciation on open futures and forward currency contracts	477,461	651,560
Due to Managing Owner	64,491	-
Due to brokers, net	-	71,047
Accrued brokerage and custodial fees	363,197	353,622
Accrued management fees	40,207	38,778
Redemptions payable to Unitholders	1,106,577	353,287
Redemption payable to Managing Owner	-	500,000
Accrued expenses	162,188	81,914
Cash overdraft denominated in foreign currencies (cost $1,391,445 and $58,614)	1,371,205	57,704
Accrued profit share	33,871	-
Total liabilities	3,619,197	2,205,951

TRUST CAPITAL:
Managing Owner interest (2,363.042 and 2,329.914 units outstanding)	2,660,856	2,499,928
Series 1 Unitholders (60,819.628 and 62,620.242 units outstanding)	68,484,613	67,189,838
Series 3 Unitholders (10,302.079 and 10,514.052 units outstanding)	18,295,175	17,635,045
Series 4 Unitholders (4,070.391 and 3,881.484 units outstanding)	9,666,896	8,660,732
Series 5 Unitholders (3,849.177 and 3,895.148 units outstanding)	6,400,122	6,139,800
Total trust capital	105,507,662	102,125,343

TOTAL	$109,126,859	$104,331,294

NET ASSET VALUE PER UNIT OUTSTANDING:
Series 1 Unitholders	$1,126.03	$1,072.97
Series 3 Unitholders	$1,775.87	$1,677.28
Series 4 Unitholders	$2,374.93	$2,231.29
Series 5 Unitholders	$1,662.72	$1,576.27

See notes to financial statements (unaudited)

Global Macro Trust
Condensed Schedule of Investments (unaudited)
March 31, 2022

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Currencies	0.00%	$1,083
Energies	(0.24)	(256,498)
Grains	(0.36)	(377,793)
Interest rates	(0.08)	(79,341)
Livestock	(0.01)	(11,870)
Metals	1.27	1,337,937
Softs	0.13	131,404
Stock indices	(0.14)	(144,314)

Total long futures contracts	0.57	600,608

Short futures contracts:
Currencies	0.04	47,114
Energies	0.00	4,334
Grains	0.05	55,963
Interest rates	0.65	681,225
Livestock	0.00	1,170
Metals	(1.14)	(1,206,243)
Softs	(0.01)	(9,850)
Stock indices	0.46	480,363

Total short futures contracts	0.05	54,076

TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	0.62	654,684

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.50	1,582,510
Total short forward currency contracts	0.04	41,788

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	1.54	1,624,298

TOTAL	2.16%	$2,278,982

		(Continued)

Global Macro Trust
Condensed Schedule of Investments (unaudited)
March 31, 2022
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$22,120,000	U.S. Treasury notes, 1.750%, 05/15/2022	21.00%	$22,158,019
30,200,000	U.S. Treasury notes, 1.625%, 11/15/2022	28.69	30,269,012
22,755,000	U.S. Treasury notes, 1.625%, 08/15/2022	21.63	22,822,109
17,655,000	U.S. Treasury notes, 2.000%, 02/15/2023	16.79	17,716,379
	Total investments in U.S. Treasury notes
	(amortized cost $93,098,682)	88.11%	$92,965,519

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2021

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Currencies	0.00%	$3,294
Energies	0.41	423,135
Grains	0.01	10,115
Interest rates	(0.80)	(812,978)
Livestock	(0.00)	(4,720)
Metals	1.03	1,037,670
Softs	(0.02)	(15,784)
Stock indices	0.18	184,467

Total long futures contracts	0.81	825,199

Short futures contracts:
Currencies	0.00	606
Energies	0.06	57,724
Grains	0.01	8,045
Interest rates	0.04	43,595
Livestock	0.00	4,470
Metals	(0.89)	(905,575)
Softs	0.01	5,477
Stock indices	0.03	31,896

Total short futures contracts	(0.74)	(753,762)

TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	0.07	71,437

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.43	1,461,596
Total short forward currency contracts	(1.75)	(1,790,978)
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	(0.32)	(329,382)

TOTAL	(0.25)%	$(257,945)

		(Continued)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2021
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$30,900,000	U.S. Treasury notes, 2.500%, 02/15/2022	30.34%	$30,989,321
37,910,000	U.S. Treasury notes, 2.375%, 03/15/2022	37.29	38,086,222
22,120,000	U.S. Treasury notes, 1.750%, 05/15/2022	21.79	22,249,609
	Total investments in U.S. Treasury notes
	(amortized cost $91,344,249)	89.42%	$91,325,152

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Statements of Operations (unaudited)

	For the three months ended
	March 31, 2022	March 31, 2021
INVESTMENT INCOME:
Interest income, net	$65,289	$8,921

EXPENSES:
Brokerage fees	1,157,930	1,316,306
Administrative expenses	198,842	213,686
Custody fees and other expenses	6,712	5,027
Management fees	115,767	124,232
Total expenses	1,479,251	1,659,251

Managing Owner commission rebate to Unitholders	(136,471)	(168,897)

Net expenses	1,342,780	1,490,354

NET INVESTMENT LOSS	(1,277,491)	(1,481,433)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	4,326,265	7,264,990
Foreign exchange transactions	(55,606)	7,774
Net change in unrealized:
Futures and forward currency contracts	2,536,927	(3,223,127)
Foreign exchange translation	21,778	(168,788)
Net gains (losses) from U.S. Treasury notes:
Realized	(546)	(293)
Net change in unrealized	(114,066)	26,813
TOTAL NET REALIZED AND UNREALIZED GAINS	6,714,752	3,907,369

NET INCOME	5,437,261	2,425,936
LESS PROFIT SHARE TO MANAGING OWNER	33,871	-
NET INCOME AFTER PROFIT SHARE TO MANAGING OWNER	$5,403,390	$2,425,936

NET INCOME PER UNIT OUTSTANDING
Series 1 Unitholders	$53.06	$18.77
Series 3 Unitholders	$98.59	$43.68
Series 4 Unitholders	$143.64	$66.40
Series 5 Unitholders	$86.45	$38.47

See notes to financial statements (unaudited)

Global Macro Trust
Statements of Changes in Trust Capital (unaudited)

For the three months ended March 31, 2022:
									New Profit
	Series 1 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Series 5 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2022	$67,189,838	62,620.242	$17,635,045	10,514.052	$8,660,732	3,881.484	$6,139,800	3,895.148	$-	-	$2,499,928	2,329.914	$102,125,343
Subscriptions	-	-	-	-	452,307	204.811	98,039	62.198	-	-	-	-	550,346
Redemptions	(2,017,722)	(1,859.257)	(351,998)	(211.973)	(34,985)	(15.904)	(166,712)	(108.169)	-	-	-	-	(2,571,417)
Addt'l units allocated *	-	58.643	-	-	-	-	-	-	-	-	-	33.128	-
Net income
before profit share to Managing Owner	3,312,497	-	1,028,488	-	588,842	-	346,506	-	-	-	160,928	-	5,437,261
Profit share to Managing Owner:	-	-	(16,360)	-	-	-	(17,511)	-	-	-	-	-	(33,871)
Transfer of New Profit Memo
Account to Managing Owner	-	-	-	-	-	-	-	-	-	-	-	-	-
Trust capital at
March 31, 2022	$68,484,613	60,819.628	$18,295,175	10,302.079	$9,666,896	4,070.391	$6,400,122	3,849.177	$-	-	$2,660,856	2,363.042	$105,507,662

Net asset value per unit outstanding
at March 31, 2022:	$1,126.03		$1,775.87		$2,374.93		$1,662.72

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and to the Managing Owner.													(Continued)

See notes to financial statements (unaudited)

Global Macro Trust
Statements of Changes in Trust Capital (unaudited)

For the three months ended March 31, 2021:
									New Profit
	Series 1 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Series 5 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2021	$76,534,812	72,959.433	$21,721,634	13,756.807	$8,221,792	3,983.338	$4,917,388	3,289.070	$-	-	$2,775,067	2,645.415	$114,170,693
Subscriptions	-	-	-	-	374,362	179.537	-	-	-	-	-	-	374,362
Redemptions	(4,278,794)	(4,059.301)	(1,525,553)	(964.823)	(115,955)	(57.587)	(4,788)	(3.106)	-	-	-	-	(5,925,090)
Addt'l units allocated *	-	64.646	-	-	-	-	-	-	-	-	-	37.110	-
Net income
before profit share to Managing Owner	1,383,271	-	560,893	-	265,919	-	126,573	-	-	-	89,280	-	2,425,936
Profit share to Managing Owner:	-	-	-	-	-	-	-	-	-	-	-	-	-
Transfer of New Profit Memo
Account to Managing Owner	-	-	-	-	-	-	-	-	-	-	-	-	-
Trust capital at
March 31, 2021	$73,639,289	68,964.778	$20,756,974	12,791.984	$8,746,118	4,105.288	$5,039,173	3,285.964	$-	-	$2,864,347	2,682.525	$111,045,901

Net asset value per unit outstanding
at March 31, 2021:	$1,067.78		$1,622.65		$2,130.45		$1,533.54

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and to the Managing Owner.

See notes to financial statements (unaudited)													(Concluded)

Global Macro Trust
Statements of Financial Highlights (unaudited)

For the three months ended March 31:	2022				2021
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5
Net income (loss) from operations:
Net investment loss	$ (17.12)	$ (12.03)	$ (6.18)	$ (14.27)	$ (17.20)	$ (12.19)	$ (6.81)	$ (14.38)
Net realized and unrealized gains on trading of futures and forward currency contracts	71.38	114.18	152.38	111.15	35.72	55.49	72.72	52.50
Net gains (losses) from U.S. Treasury obligations	(1.20)	(1.88)	(2.56)	(1.76)	0.25	0.38	0.49	0.35
Profit share allocated to Managing Owner	0.00	(1.68)	0.00	(8.67)	0.00	0.00	0.00	0.00
Net income per unit	$ 53.06	$ 98.59	$ 143.64	$ 86.45	$ 18.77	$ 43.68	$ 66.40	$ 38.47

Net asset value per unit, beginning of period	1,072.97	1,677.28	2,231.29	1,576.27	1,049.01	1,578.97	2,064.05	1,495.07

Net asset value per unit, end of period	$ 1,126.03	$ 1,775.87	$ 2,374.93	$ 1,662.72	$ 1,067.78	$ 1,622.65	$ 2,130.45	$ 1,533.54
Total return and ratios for the three months ended March 31:	2022				2021
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5
RATIOS TO AVERAGE CAPITAL:
Net investment loss (a)	(6.39)%	(2.86)%	(1.10)%	(3.61)%	(6.53)%	(3.06)%	(1.30)%	(3.81)%
Total expenses (a)	6.65%	3.11%	1.36%	3.87%	6.56%	3.09%	1.33%	3.84%
Profit share allocation (b)	0.00	0.10	0.00	0.55	0.00	0.00	0.00	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	6.65%	3.21%	1.36%	4.42%	6.56%	3.09%	1.33%	3.84%
Total return before profit share allocation (b)	4.95%	5.98%	6.44%	6.03%	1.79%	2.77%	3.22%	2.57%
Less: Profit share allocation (b)	0.00	0.10	0.00	0.55	0.00	0.00	0.00	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	4.95%	5.88%	6.44%	5.48%	1.79%	2.77%	3.22%	2.57%
(a) Annualized. Ratios are net Managing Owner commission rebate.
(b) Not annualized.

See notes to financial statements (unaudited)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Global Macro Trust’s (the “Trust”) financial condition at March 31, 2022 (unaudited) and December 31, 2021 (audited) and the results of its operations for the three months ended March 31, 2022 and 2021 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2021. The December 31, 2021 information has been derived from the audited financial statements as of December 31, 2021.

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

Income Taxes (Topic 740) of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Trust recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Trust’s open tax years, 2018 to 2021, Millburn Ridgefield Corporation (the “Managing Owner”) determined that no reserves for uncertain tax positions were required.

Investment Company Status: The Trust is for U.S. GAAP purposes an investment company in accordance with FASB Codification 946 Financial Services – Investment Companies.

There have been no material changes with respect to the Trust's critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Trust's Annual Report on Form 10-K for fiscal year 2021.

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

During the three months ended March 31, 2022 and 2021, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Trust’s investments by hierarchical level as of March 31, 2022 and December 31, 2021 in valuing the Trust’s investments at fair value. At March 31, 2022 and December 31, 2021, the Trust held no assets or liabilities classified in Level 3.

Financial Assets and Liabilities at Fair Value as of March 31, 2022

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$92,965,519	$-	$92,965,519
Short-term money market fund*	8,090,614	-	8,090,614
Exchange-traded futures contracts
Currencies	48,197	-	48,197
Energies	(252,164)	-	(252,164)
Grains	(321,830)	-	(321,830)
Interest rates	601,884	-	601,884
Livestock	(10,700)	-	(10,700)
Metals	131,694	-	131,694
Softs	121,554	-	121,554
Stock indices	336,049	-	336,049

Total exchange-traded futures contracts	654,684	-	654,684

Over-the-counter forward currency contracts	-	1,624,298	1,624,298

Total futures and forward currency contracts (2)	654,684	1,624,298	2,278,982

Total financial assets and liabilities at fair value	$101,710,817	$1,624,298	$103,335,115

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$16,983,122
Investments in U.S. Treasury notes held in custody			75,982,397
Total investments in U.S. Treasury notes			$92,965,519

(2)
Net unrealized appreciation on open futures and forward currency contracts			$2,756,443
Net unrealized depreciation on open futures and forward currency contracts			(477,461)
Total net unrealized appreciation on open futures and forward currency contracts			$2,278,982

*The short-term money market fund is included in Cash and Cash Equivalents in the Statements of Financial Condition.

Financial Assets and Liabilities at Fair Value as of December 31, 2021

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$91,325,152	$-	$91,325,152
Short-term money market fund*	7,411,202	-	7,411,202
Exchange-traded futures contracts
Currencies	3,900	-	3,900
Energies	480,859	-	480,859
Grains	18,160	-	18,160
Interest rates	(769,383)	-	(769,383)
Livestock	(250)	-	(250)
Metals	132,095	-	132,095
Softs	(10,307)	-	(10,307)
Stock indices	216,363	-	216,363

Total exchange-traded futures contracts	71,437	-	71,437

Over-the-counter forward currency contracts	-	(329,382)	(329,382)

Total futures and forward currency contracts (2)	71,437	(329,382)	(257,945)

Total financial assets and liabilities at fair value	$98,807,791	$(329,382)	$98,478,409

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$16,826,505
Investments in U.S. Treasury notes held in custody			74,498,647
Total investments in U.S. Treasury notes			$91,325,152

(2)
Net unrealized appreciation on open futures and forward currency contracts			$393,615
Net unrealized depreciation on open futures and forward currency contracts			(651,560)
Total net unrealized depreciation on open futures and forward currency contracts			$(257,945)

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

The Trust engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Trust at March 31, 2022, by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at March 31, 2022 and December 31, 2021. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at March 31, 2022

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$1,233	$(150)	$67,650	$(20,536)	$48,197
Energies	189,367	(445,865)	5,109	(775)	(252,164)
Grains	8,005	(385,798)	55,963	-	(321,830)
Interest rates	23,945	(103,286)	1,039,154	(357,929)	601,884
Livestock	-	(11,870)	2,190	(1,020)	(10,700)
Metals	1,498,590	(160,653)	139,349	(1,345,592)	131,694
Softs	145,728	(14,324)	210	(10,060)	121,554
Stock indices	215,053	(359,367)	563,509	(83,146)	336,049

Total futures contracts	2,081,921	(1,481,313)	1,873,134	(1,819,058)	654,684

Forward currency contracts	2,215,336	(632,826)	1,745,983	(1,704,195)	1,624,298

Total futures and
forward currency contracts	$4,297,257	$(2,114,139)	$3,619,117	$(3,523,253)	$2,278,982

Fair Value of Futures and Forward Currency Contracts at December 31, 2021

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$3,294	$-	$3,681	$(3,075)	$3,900
Energies	529,921	(106,786)	90,530	(32,806)	480,859
Grains	76,010	(65,895)	57,113	(49,068)	18,160
Interest rates	170,435	(983,413)	48,422	(4,827)	(769,383)
Livestock	-	(4,720)	4,510	(40)	(250)
Metals	1,079,527	(41,857)	21,586	(927,161)	132,095
Softs	5,945	(21,729)	17,898	(12,421)	(10,307)
Stock indices	397,424	(212,957)	155,690	(123,794)	216,363

Total futures contracts	2,262,556	(1,437,357)	399,430	(1,153,192)	71,437

Forward currency contracts	2,051,702	(590,106)	604,678	(2,395,656)	(329,382)

Total futures and
forward currency contracts	$4,314,258	$(2,027,463)	$1,004,108	$(3,548,848)	$(257,945)

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three months ended March 31, 2022 and 2021 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below:

Trading gains (losses) of futures and forward currency contracts for the three months ended March 31, 2022 and 2021

	Three months ended:	Three months ended:
Sector	March 31, 2022	March 31, 2021

Futures contracts:
Currencies	$66,333	$-
Energies	6,755,740	1,001,130
Grains	(396,735)	943,520
Interest rates	135,435	(2,904,623)
Livestock	(7,560)	(105,230)
Metals	(1,974,629)	(261,996)
Softs	151,183	52,263
Stock indices	1,093,534	6,335,242

Total futures contracts	5,823,301	5,060,306

Forward currency contracts	1,039,891	(1,018,443)

Total futures and forward currency contracts	$6,863,192	$4,041,863

The following table presents average notional value by sector in U.S. dollars of open futures and forward currency contracts for the three months ended March 31, 2022 and 2021. The Trust’s average net asset value for the three months ended March 31, 2022 and 2021 was approximately $102,000,000 and $113,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the three months ended March 31, 2022 and 2021

	2022		2021
Sector	Long Positions	Short Positions	Long Positions	Short Positions

Futures contracts:
Currencies	$657,798	$3,881,845	$-	$-
Energies	15,251,969	1,785,237	16,101,552	1,611,960
Grains	8,832,498	2,351,008	11,611,803	3,286,913
Interest rates	114,250,752	48,845,516	255,928,130	11,675,007
Livestock	392,395	655,800	-	505,965
Metals	10,375,847	2,122,843	20,062,064	339,503
Softs	2,893,427	1,417,302	1,182,458	2,219,652
Stock indices	50,555,464	28,394,831	72,313,373	10,643,448

Total futures
contracts	203,210,150	89,454,382	377,199,380	30,282,448

Forward currency
contracts	32,423,929	48,475,146	55,470,962	33,930,631

Total average
notional	$235,634,079	$137,929,528	$432,670,342	$64,213,079

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at March 31, 2022 and 2021. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the Managing Owner believes it is a more meaningful representation of notional values of the Trust’s open interest rate positions.

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

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition at March 31, 2022 and December 31, 2021.

Offsetting of derivative assets and liabilities at March 31, 2022

	Gross amounts of recognized assets	Gross amounts offset in the Statements of Financial Condition	Net amounts of assets presented in the Statements of Financial Condition
Assets
Futures contracts
Counterparty C	$1,569,188	$(437,043)	$1,132,145
Total futures contracts	1,569,188	(437,043)	1,132,145

Forward currency contracts
Counterparty G	1,456,445	(914,965)	541,480
Counterparty K	2,504,874	(1,422,056)	1,082,818
Total forward currency contracts	3,961,319	(2,337,021)	1,624,298

Total assets	$5,530,507	$(2,774,064)	$2,756,443
			(Continued)

	Gross amounts of recognized liabilities	Gross amounts offset in the Statements of Financial Condition	Net amounts of liabilities presented in the Statements of Financial Condition
Liabilities
Futures contracts
Counterparty J	$493,702	$(356,192)	$137,510
Counterparty L	2,369,626	(2,029,675)	339,951

Total liabilities	$2,863,328	$(2,385,867)	$477,461
			(Concluded)

		Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net amounts of assets presented in the Statements of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$1,132,145	$-	$(1,132,145)	$-
Counterparty G	541,480	-	-	541,480
Counterparty K	1,082,818	-	-	1,082,818

Total	$2,756,443	$-	$(1,132,145)	$1,624,298

		Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net amounts of liabilities presented in the Statements of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount (4)

Counterparty J	$137,510	$-	$(137,510)	$-
Counterparty L	339,951	-	(339,951)	-

Total	$477,461	$-	$(477,461)	$-

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
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of March 31, 2022.
(4) Net amount represents the amounts owed by the Trust to each counterparty as of March 31, 2022.

Offsetting of derivative assets and liabilities at December 31, 2021

	Gross amounts of recognized assets	Gross amounts offset in the Statements of Financial Condition	Net amounts of assets presented in the Statements of Financial Condition
Assets
Futures contracts
Counterparty J	$427,739	$(276,360)	$151,379
Counterparty L	1,803,193	(1,560,957)	242,236

Total assets	$2,230,932	$(1,837,317)	$393,615

	Gross amounts of recognized liabilities	Gross amounts offset in the Statements of Financial Condition	Net amounts of liabilities presented in the Statements of Financial Condition
Liabilities
Futures contracts
Counterparty C	$753,232	$(431,054)	$322,178
Total futures contracts	753,232	(431,054)	322,178

Forward currency contracts
Counterparty G	1,329,917	(1,031,426)	298,491
Counterparty K	1,655,845	(1,624,954)	30,891
Total forward currency contracts	2,985,762	(2,656,380)	329,382

Total liabilities	$3,738,994	$(3,087,434)	$651,560

		Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net amounts of assets presented in the Statements of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty J	$151,379	$-	$(151,379)	-
Counterparty L	242,236	-	(242,236)	-

Total	$393,615	$-	$(393,615)	$-
				(continued)

		Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net amounts of liabilities presented in the Statements of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount (4)

Counterparty C	$322,178	$-	$(322,178)	$-
Counterparty G	298,491	-	(298,491)	-
Counterparty K	30,891	-	(30,891)	-

Total	$651,560	$-	$(651,560)	$-
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

A significant portion of the Trust’s forward currency trading activities are cleared by DB and BA. The Trust’s concentration of credit risk associated with DB or BA nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition, plus the value of margin or collateral held by DB and BA. The amount of such credit risk was $9,400,823 and $7,581,603 at March 31, 2022 and December 31, 2021, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three months ended March 31, 2022 and 2021. Profit share earned (from Unitholders' redemptions) is credited to the New Profit Memo Account as defined in the Trust’s Declaration of Trust and Trust Agreement (the “Trust Agreement”).

	Three months ended:
	March 31,	March 31,
	2022	2021
Profit share earned	$-	$-
Profit share accrued	33,871	-
Total profit share	$33,871	$-

5. RELATED PARTY TRANSACTIONS

The Trust pays all routine expenses, such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee's fees, the charges of an outside accounting services agency and the expenses of updating the Trust's Prospectus), as well as extraordinary costs. At March 31, 2022 and December 31, 2021, The Managing Owner is owed $64,491 and $0, respectively, from the Trust in connection with such expenses it has paid on the Trust’s behalf (and is included in “Due to Managing Owner” in the Statements of Financial Condition).

Series 1 Unitholders who redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the Managing Owner. There was no redemption charge payable at March 31, 2022 or December 31, 2021.

6. FINANCIAL HIGHLIGHTS

Per unit operating performance for Series 1, Series 3, Series 4 and Series 5 Units is calculated based on Unitholders’ Trust capital for each Series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of Units during the period. Weighted average number of Units for each Series is detailed below:

	Three months ended March 31,		Date of first issuance
	2022	2021

Series 1	62,163.687	71,776.439	July 23, 2001
Series 3	10,437.804	13,320.234	September 1, 2009
Series 4	4,053.536	4,091.171	November 1, 2010
Series 5	3,907.104	3,288.019	April 1, 2018

7. BROKERAGE AND CUSTODIAL FEES

 Per the Trust agreement, selling agents are prohibited from receiving amounts in excess of 9.5% of the gross offering proceeds of Series 1 units sold subsequent to August 12, 2009. During the three months ended March 31, 2022 and 2021, the Managing Owner rebated to the Trust for the benefit of all holders of Series 1 Units, all amounts that would have otherwise been due to selling agents but for the 9.5% cap. Further, in certain cases, there are Series 1 units that remain outstanding, where there is no longer a selling agent associated with such units. Beginning in August 2014, the Managing Owner rebated such amounts to the Trust for the benefit of all holders of Series 1 Units. The total amounts rebated to the Trust for both of these items, included in “Brokerage and custodial fees” in the Statements of Operations, were as follows:

	Three months ending March 31,
	2022	2021

Brokerage fee rebates	$ 136,471	$ 168,897

8. SUBSEQUENT EVENTS

The Managing Owner has performed its evaluation of subsequent events from April 1, 2022 to May 16, 2022, the date this Form 10-Q was filed. Based on such evaluation, no events were discovered that required disclosure or adjustment to the financial statements.

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

During its operations for the three months ended March 31, 2022, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

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

Period ended March 31, 2022

Month Ended:	Total Trust Capital

March 31, 2022	$105,507,662
December 31, 2021	102,125,343

Three Months ended
Change in Trust Capital	$3,382,319
Percent Change	3.31%

THREE MONTHS ENDED MARCH 31, 2022

The increase in the Trust’s net assets of $3,382,319 was attributable to subscriptions of $550,346 and net income after profit share of $5,403,390, which were partially offset by redemptions of $2,571,417.

Brokerage and custodial fees are calculated on the net asset value of the Series 1 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage and custodial fees for the three months ended March 31, 2022 decreased $125,950 (net of the Managing Owner commission rebate to Unitholders) relative to the corresponding period in 2021 due to a decrease in the Trust’s net assets attributable to Series 1 Units.

Administrative expenses for the three months ended March 31, 2022 decreased $14,844 relative to the corresponding period in 2021. The decrease was due mainly to a decrease in the Trust’s professional fees accrual during the three months ended March 31, 2022 relative to the corresponding period in 2021.

Management fees are calculated on the net asset value of the Series 3 and Series 5 units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three months ended March 31, 2022 decreased $8,465 relative to the corresponding period in 2021 due to a decrease in management fee paying assets.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the three months ended March 31, 2022 increased $56,368 relative to the corresponding period in 2021. The increase was due predominantly to an increase in short-term U.S. Treasury yields during the three months ended March 31, 2022.

During the three months ended March 31, 2022, the Trust experienced net realized and unrealized gains of $6,714,752 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $1,157,930, administrative expenses of $198,842, custody fees and other expenses of $6,712 and management fees of $115,767 were incurred. The Trust’s gains achieved from trading operations, in addition to interest income of $65,289, and Managing Owner commission rebate to Unitholders of $136,471 were partially offset by the Trust's expenses, resulting in net income after profit share to the Managing Owner of $5,403,390. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Trust Capital
Currencies	1.09%
Energies	6.84%
Grains	(0.41)%
Interest rates	0.16%
Livestock	(0.02)%
Metals	(1.97)%
Softs	0.13%
Stock indices	1.01%

Trading gain	6.83%

MANAGEMENT DISCUSSION –2022

Three months ended March 31, 2022

The Trust was profitable in the quarter as gains from trading energy futures, stock index futures and currency forwards outpaced losses from trading metal futures. Elsewhere, trading of interest rate futures and softs futures were marginally positive while trading of agricultural commodity futures was marginally negative.

During the quarter, market prices experienced significant volatility as market participants endeavored to understand the impacts of recent events—including the increasingly hawkish Federal Reserve (the “Fed”) and global central bank monetary policies; the Russia-Ukraine war and accompanying sanctions; and the Chinese growth slowdown, which was exacerbated by recent COVID-19 lockdowns—on individual markets and on growth/inflation outlooks for various regions of the world.

Disciplined supply management from both Organization of the Petroleum Exporting Countries (“OPEC+”) and non-OPEC producers together with oil consumption recovering toward pre-pandemic levels underpinned a rise in Brent crude oil prices from $77/barrel at the end of 2021 to around $90/barrel on January 31 amid concerns that the market may face an oil-market squeeze triggered by too little investment and quickly rebounding demand. Then, as the Russia-Ukraine war erupted, energy prices, represented by Brent crude oil, surge to nearly $130/barrel on March 8 amid fears that Russian energy supplies would be negatively impacted. Russia is among the top three global producers of crude oil and natural gas. Over the last three weeks of the quarter, energy prices were extremely volatile with Brent crude plunging to $98/barrel on March 16 and jumping to $122/barrel on March 24 before closing the month at $108/barrel. The price drop near month-end followed news that the U.S. would release a million barrels per day from the Strategic Petroleum Reserve for up to six months. Overall, long positions in Brent crude, WTI crude, RBOB gasoline, London gas oil, and heating oil were profitable. In addition, periodic short positions in Brent crude, RBOB gasoline and London gas oil posted small gains. On the other hand, a short position in U.S. natural gas was unprofitable and shifted to a long position late in the quarter.

The Fed and other central banks’ embrace of more hawkish policy stances impacted global financial markets, contributing to increased volatility and significant losses for global equities, despite a modest recovery at quarter-end. China’s growth slowdown and property market distress also weighed on equities, as did Europe’s struggles with high energy prices, supply bottlenecks and personnel shortages. The potential stagflationary impacts of the Russia-Ukraine war also contributed to uncertainty in global equity markets. Overall, short positions in Chinese, Hong Kong, Korean, Singaporean, German, Italian, South African, and the EEM and EAFE index futures were profitable. Trading of the S&P Mid-Cap index, and long positions in Australian and British index futures late in the quarter were also profitable. On the other hand, long positions in most U.S. equity index futures and trading of Dutch, French, and the Euro Stoxx index futures posted partially offsetting losses.

Short vix and Brazilian index futures positions, a long Canadian equity index future position, and trading of the Taiwanese stock index future were also unprofitable.

The U.S. dollar was volatile for most of the quarter, but it spiked about 3% higher during the first week of the Russian invasion of Ukraine and as market participants anticipated a hawkish tilt for the mid-March Federal Open Market Committee meeting. A long U.S. dollar trade versus the Japanese yen was particularly profitable as the Bank of Japan continued to pursue an expansive monetary policy while the Fed was becoming decidedly more restrictive. A long Brazilian real/short dollar trade benefitted from high level of Brazilian interest rates and from rising commodity prices. Given that the war in Ukraine is likely to have a much greater negative impact on Europe than the U.S., a long U.S. dollar position against the Euro was profitable. A short U.S. dollar trade versus the Russian ruble was closed out at a loss during February when the Trust halted trading of the Russian currency. Elsewhere, trading the U.S. dollar against the currencies of Switzerland, Sweden, the U.K. and India; long U.S. dollar trades against the Australian and Canadian currencies; and a short U.S. dollar/ long New Zealand dollar position posted partially offsetting losses.

Led by a seemingly increasingly hawkish Fed, global interest rates increased throughout the quarter as Chairman Powell indicated that the March start to official rate increases and end to Quantitative Easing would be followed shortly thereafter by Quantitate Tightening (“QT”) as the Fed seeks to rein in inflation without derailing strong GDP and employment growth. Following this news, the 10-year U.S. government bond yield, which ended 2021 near 1.50%, soared to nearly 2.50% on March 28 before settling back to about 2.30% at month-end. Concerns that higher rates and QT would slow growth nor safe haven demand deriving from the Russian-Ukraine war kept rates down. On balance, short positions in shorter-term U.S., European, Canadian and Italian interest rate futures were profitable. In addition, short positions in the U.S. ultra-bond future and the 10-year Italian bond future were profitable. On the other hand, trading of Australian, Canadian, French, Japanese and U.S. note futures posted largely offsetting losses.

Geopolitical developments, the Chinese growth slowdown, monetary policy uncertainties and dollar volatility impacted metal markets, which experienced an overall sector loss. Trading of silver, gold, platinum and copper futures produced losses. On the other hand, a long nickel position was profitable as rising demand—especially for EV batteries, and low inventories buoyed prices. Trading of zinc was also slightly profitable.

Finally, turning to soft and agricultural commodities, losses from a short wheat position and from trading soybean oil, sugar and coffee outdistanced the profits from long soybean, soybean meal and cotton positions.

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

CONTRACTUAL OBLIGATIONS

The Trust does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Trust’s sole business is trading futures, forward currency, spot, option and swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Trust for less than four months before being offset or rolled over into new contracts with similar maturities. The Trust’s financial statements present a Condensed Schedules of Investments setting forth net unrealized appreciation (depreciation) of the Trust’s open futures and forward currency contracts, both long and short, at March 31, 2022 and December 31, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

The Managing Owner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Trust as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the Managing Owner’s internal controls over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Managing Owner’s internal controls over financial reporting with respect to the Trust.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)There have been no sales of unregistered securities of the Trust during the three months ended March 31, 2022.

(b)Pursuant to the Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding and Units are not reissued once redeemed.

The following table summarizes the redemptions by Unitholders during the three months ended March 31, 2022.

	Series 1		Series 3		Series 4		Series 5
Date of Redemption	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit

January 31, 2022	517.640	$1,039.62	38.506	$1,630.38	-	$2,172.07	41.810	$1,531.23
February 28, 2022	398.756	1,047.98	148.191	1,648.76	15.904	2,199.77	66.359	1,547.53
March 31, 2022	942.861	1,126.03	25.276	1,775.87	-	2,374.93	-	1,662.72
Total	1,859.257		211.973		15.904		108.169

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
Managing Owner

Date: May 16, 2022
/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)