Form 10-Q
period 2022-06-30
GLOBAL MACRO TRUST
filed 2022-08-15
CIK 1145765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:   June 30, 2022

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
For the three and six months ended June 30, 2022 and 2021 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Trust Capital (c)	8
Statements of Financial Highlights (b)	10
Notes to the Financial Statements	12

(a) At June 30, 2022 (unaudited) and December 31, 2021
(b) For the three and six months ended June 30, 2022 and 2021 (unaudited)
(c) For the six months ended June 30, 2022 and 2021 (unaudited)

Global Macro Trust
Statements of Financial Condition

	June 30, 2022 (unaudited)	December 31, 2021
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes – at fair value
(amortized cost $17,490,550 and $16,831,384)	$17,376,290	$16,826,505
Net unrealized appreciation on open futures and
forward currency contracts	4,193,396	393,615
Due from brokers, net	4,635,967	3,488,546
Cash denominated in foreign currencies (cost $101,645
and $860,563)	97,149	852,118
Total equity in trading accounts	26,302,802	21,560,784

INVESTMENTS IN U.S. TREASURY NOTES – at fair value
(amortized cost $79,370,892 and $74,512,865)	79,001,933	74,498,647
CASH AND CASH EQUIVALENTS	8,491,209	7,661,202
ACCRUED INTEREST RECEIVABLE	413,356	610,661
TOTAL	$114,209,300	$104,331,294

LIABILITIES AND TRUST CAPITAL
LIABILITIES:
Subscriptions by Unitholders received in advance	$-	$98,039
Net unrealized depreciation on open futures and forward currency contracts	256,704	651,560
Due to Managing Owner	63,651	-
Due to brokers, net	-	71,047
Accrued brokerage and custodial fees	746,882	353,622
Accrued management fees	85,489	38,778
Redemptions payable to Unitholders	904,875	353,287
Redemption payable to Managing Owner	-	500,000
Accrued expenses	255,457	81,914
Cash overdraft denominated in foreign currencies (cost $162,944 and $58,614)	170,324	57,704
Accrued profit share	427,506	-
Total liabilities	2,910,888	2,205,951

TRUST CAPITAL:
Managing Owner interest (2,397.868 and 2,329.914 units outstanding)	2,894,131	2,499,928
Series 1 Unitholders (59,356.940 and 62,620.242 units outstanding)	71,641,381	67,189,838
Series 3 Unitholders (10,177.079 and 10,514.052 units outstanding)	19,278,583	17,635,045
Series 4 Unitholders (4,130.328 and 3,881.484 units outstanding)	10,666,985	8,660,732
Series 5 Unitholders (3,849.177 and 3,895.148 units outstanding)	6,817,332	6,139,800
Total trust capital	111,298,412	102,125,343

TOTAL	$114,209,300	$104,331,294

NET ASSET VALUE PER UNIT OUTSTANDING:
Series 1 Unitholders	$1,206.96	$1,072.97
Series 3 Unitholders	$1,894.31	$1,677.28
Series 4 Unitholders	$2,582.60	$2,231.29
Series 5 Unitholders	$1,771.11	$1,576.27

See notes to financial statements (unaudited)

Global Macro Trust
Condensed Schedule of Investments (unaudited)
June 30, 2022

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Currencies	0.00%	$35
Energies	(0.01)	(14,158)
Interest rates:
2 Year U.S. Treasury Note (80 contracts, settlement date September 2022)	0.06	64,398
5 Year U.S. Treasury Note (75 contracts, settlement date September 2022)	0.08	87,625
10 Year U.S. Treasury Note (22 contracts, settlement date September 2022)	0.04	40,781
30 Year U.S. Treasury Bond (10 contracts, settlement date September 2022)	0.03	31,469
Other	1.27	1,424,642

Total interest rates	1.48	1,648,915

Livestock	(0.00)	(5,300)
Metals	(0.94)	(1,049,124)
Softs	(0.00)	(1,977)
Stock indices	(0.05)	(55,049)

Total long futures contracts	0.48	523,342

Short futures contracts:
Currencies	(0.00)	(1,451)
Energies	0.57	636,964
Grains	0.52	581,350
Interest rates	(0.00)	(1,561)
Livestock	(0.00)	(50)
Metals	1.46	1,623,809
Softs	0.05	59,984
Stock indices	0.50	551,319

Total short futures contracts	3.10	3,450,364

TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	3.58	3,973,706

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(1.31)	(1,455,035)
Total short forward currency contracts	1.27	1,418,021

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	(0.04)	(37,014)

TOTAL	3.54%	$3,936,692

		(Continued)

Global Macro Trust
Condensed Schedule of Investments (unaudited)
June 30, 2022
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$24,155,000	U.S. Treasury notes, 1.625%, 08/15/2022	21.70%	$24,159,246
30,200,000	U.S. Treasury notes, 1.625%, 11/15/2022	27.07	30,129,809
20,555,000	U.S. Treasury notes, 2.000%, 02/15/2023	18.40	20,476,714
21,820,000	U.S. Treasury notes, 1.750%, 05/15/2023	19.42	21,612,454
	Total investments in U.S. Treasury notes
	(amortized cost $96,861,442)	86.59%	$96,378,223

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2021

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Currencies	0.00%	$3,294
Energies	0.41	423,135
Grains	0.01	10,115
Interest rates	(0.80)	(812,978)
Livestock	(0.00)	(4,720)
Metals	1.03	1,037,670
Softs	(0.02)	(15,784)
Stock indices	0.18	184,467

Total long futures contracts	0.81	825,199

Short futures contracts:
Currencies	0.00	606
Energies	0.06	57,724
Grains	0.01	8,045
Interest rates	0.04	43,595
Livestock	0.00	4,470
Metals	(0.89)	(905,575)
Softs	0.01	5,477
Stock indices	0.03	31,896

Total short futures contracts	(0.74)	(753,762)

TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	0.07	71,437

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.43	1,461,596
Total short forward currency contracts	(1.75)	(1,790,978)
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	(0.32)	(329,382)

TOTAL	(0.25)%	$(257,945)

		(Continued)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2021
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$30,900,000	U.S. Treasury notes, 2.500%, 02/15/2022	30.34%	$30,989,321
37,910,000	U.S. Treasury notes, 2.375%, 03/15/2022	37.29	38,086,222
22,120,000	U.S. Treasury notes, 1.750%, 05/15/2022	21.79	22,249,609
	Total investments in U.S. Treasury notes
	(amortized cost $91,344,249)	89.42%	$91,325,152

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Statements of Operations (unaudited)

	For the three months ended
	June 30, 2022	June 30, 2021
INVESTMENT INCOME:
Interest income, net	$251,668	$11,762

EXPENSES:
Brokerage fees	1,233,798	1,334,916
Administrative expenses	183,909	198,621
Custody fees and other expenses	7,458	8,785
Management fees	127,692	128,419
Total expenses	1,552,857	1,670,741

Managing Owner commission rebate to Unitholders	(148,671)	(162,204)

Net expenses	1,404,186	1,508,537

NET INVESTMENT LOSS	(1,152,518)	(1,496,775)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	8,010,860	11,682,979
Foreign exchange transactions	(47,585)	42,670
Net change in unrealized:
Futures and forward currency contracts	1,657,710	(2,630,790)
Foreign exchange translation	(26,119)	(26,888)
Net gains (losses) from U.S. Treasury notes:
Realized	(10,934)	18
Net change in unrealized	(350,056)	(19,629)
TOTAL NET REALIZED AND UNREALIZED GAINS	9,233,876	9,048,360

NET INCOME	8,081,358	7,551,585
LESS PROFIT SHARE TO MANAGING OWNER	394,212	-
NET INCOME AFTER PROFIT SHARE TO MANAGING OWNER	$7,687,146	$7,551,585

NET INCOME PER UNIT OUTSTANDING
Series 1 Unitholders	$80.93	$68.39
Series 3 Unitholders	$118.44	$120.39
Series 4 Unitholders	$207.67	$168.11
Series 5 Unitholders	$108.39	$110.69

See notes to financial statements (unaudited)

Global Macro Trust
Statements of Operations (unaudited)

	For the six months ended
	June 30, 2022	June 30, 2021
INVESTMENT INCOME:
Interest income, net	$316,957	$20,683

EXPENSES:
Brokerage fees	2,391,728	2,651,222
Administrative expenses	382,751	412,307
Custody fees and other expenses	14,170	13,812
Management fees	243,459	252,651
Total expenses	3,032,108	3,329,992

Managing Owner commission rebate to Unitholders	(285,142)	(331,101)

Net expenses	2,746,966	2,998,891

NET INVESTMENT LOSS	(2,430,009)	(2,978,208)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	12,337,125	18,947,969
Foreign exchange translation	(103,191)	50,444
Net change in unrealized:
Futures and forward currency contracts	4,194,637	(5,853,917)
Foreign exchange translation	(4,341)	(195,676)
Net gains (losses) from U.S. Treasury notes:
Realized	(11,480)	(275)
Net change in unrealized	(464,122)	7,184
TOTAL NET REALIZED AND UNREALIZED GAINS	15,948,628	12,955,729

NET INCOME	$13,518,619	$9,977,521
LESS PROFIT SHARE TO MANAGING OWNER	428,083	-
NET INCOME AFTER PROFIT SHARE TO MANAGING OWNER	$13,090,536	$9,977,521

NET INCOME PER UNIT OUTSTANDING
Series 1 Unitholders	$133.99	$87.16
Series 3 Unitholders	$217.03	$164.07
Series 4 Unitholders	$351.31	$234.51
Series 5 Unitholders	$194.84	$149.16

See notes to financial statements (unaudited)		(Concluded)

Global Macro Trust
Statements of Changes in Trust Capital (unaudited)

For the six months ended June 30, 2022:
									New Profit
	Series 1 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Series 5 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2022	$67,189,838	62,620.242	$17,635,045	10,514.052	$8,660,732	3,881.484	$6,139,800	3,895.148	$-	-	$2,499,928	2,329.914	$102,125,343
Subscriptions	-	-	-	-	692,212	301.177	98,039	62.198	577	0.490	-	-	790,828
Redemptions	(3,824,954)	(3,380.379)	(587,562)	(336.973)	(129,067)	(52.333)	(166,712)	(108.169)	-	-	-	-	(4,708,295)
Addt'l units allocated *	-	117.077	-	-	-	-	-	-	-	0.005	-	67.459	-
Net income
before profit share to Managing Owner	8,276,497	-	2,541,222	-	1,443,108	-	864,166	-	21	-	393,605	-	13,518,619
Profit share to Managing Owner:	-	-	(310,122)	-	-	-	(117,961)	-	-	-	-	-	(428,083)
Transfer of New Profit Memo
Account to Managing Owner	-	-	-	-	-	-	-	-	-	-	-	-	-
Trust capital at
June 30, 2022	$71,641,381	59,356.940	$19,278,583	10,177.079	$10,666,985	4,130.328	$6,817,332	3,849.177	$598	0.495	$2,893,533	2,397.373	$111,298,412

Net asset value per unit outstanding
at June 30, 2022:	$1,206.96		$1,894.31		$2,582.60		$1,771.11

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and to the Managing Owner.													(Continued)

See notes to financial statements (unaudited)

Global Macro Trust
Statements of Changes in Trust Capital (unaudited)

For the six months ended June 30, 2021:
									New Profit
	Series 1 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Series 5 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2021	$76,534,812	72,959.433	$21,721,634	13,756.807	$8,221,792	3,983.338	$4,917,388	3,289.070	$-	-	$2,775,067	2,645.415	$114,170,693
Subscriptions	-	-	69,750	39.867	432,410	205.178	100,000	60.553	-	-	-	-	602,160
Redemptions	(8,169,971)	(7,517.689)	(2,256,839)	(1,392.046)	(130,969)	(64.119)	(197,926)	(122.337)	-	-	-	-	(10,755,705)
Addt'l units allocated *	-	125.858	-	-	-	-	-	-	-	-	-	74.570	-
Net income
before profit share to Managing Owner	6,131,076	-	2,087,262	-	956,937	-	486,948	-	-	-	315,298	-	9,977,521
Profit share to Managing Owner:	-	-	-	-	-	-	-	-	-	-	-	-	-
Transfer of New Profit Memo
Account to Managing Owner	-	-	-	-	-	-	-	-	-	-	-	-	-
Trust capital at
June 30, 2021	$74,495,917	65,567.602	$21,621,807	12,404.628	$9,480,170	4,124.397	$5,306,410	3,227.286	$-	-	$3,090,365	2,719.985	$113,994,669

Net asset value per unit outstanding
at June 30, 2021:	$1,136.17		$1,743.04		$2,298.56		$1,644.23

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and to the Managing Owner.

See notes to financial statements (unaudited)													(Concluded)

Global Macro Trust
Statements of Financial Highlights (unaudited)

For the three months ended June 30:	2022				2021
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5
Net income from operations:
Net investment loss	$ (16.66)	$ (9.28)	$ (1.26)	$ (12.01)	$ (18.33)	$ (13.16)	$ (7.40)	$ (15.52)
Net realized and unrealized gains on trading of futures and forward currency contracts	101.40	162.08	217.28	147.88	86.90	133.83	175.90	126.49
Net losses from U.S. Treasury obligations	(3.81)	(6.11)	(8.35)	(5.73)	(0.18)	(0.28)	(0.39)	(0.28)
Profit share allocated to Managing Owner	0.00	(28.25)	0.00	(21.75)	0.00	0.00	0.00	0.00
Net income per unit	$ 80.93	$ 118.44	$ 207.67	$ 108.39	$ 68.39	$ 120.39	$ 168.11	$ 110.69

Net asset value per unit, beginning of period	1,126.03	1,775.87	2,374.93	1,662.72	1,067.78	1,622.65	2,130.45	1,533.54

Net asset value per unit, end of period	$ 1,206.96	$ 1,894.31	$ 2,582.60	$ 1,771.11	$ 1,136.17	$ 1,743.04	$ 2,298.56	$ 1,644.23
Total return and ratios for the three months ended June 30:	2022				2021
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5
RATIOS TO AVERAGE CAPITAL:
Net investment loss (a)	(5.61)%	(1.99)%	(0.20)%	(2.75)%	(6.50)%	(3.06)%	(1.30)%	(3.81)%
Total expenses (a)	6.51%	2.90%	1.11%	3.67%	6.54%	3.10%	1.34%	3.85%
Profit share allocation (b)	0.00	1.53	0.00	1.50	0.00	0.00	0.00	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	6.51%	4.43%	1.11%	5.17%	6.54%	3.10%	1.34%	3.85%
Total return before profit share allocation (b)	7.19%	8.20%	8.74%	8.02%	6.40%	7.42%	7.89%	7.22%
Less: Profit share allocation (b)	0.00	1.53	0.00	1.50	0.00	0.00	0.00	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	7.19%	6.67%	8.74%	6.52%	6.40%	7.42%	7.89%	7.22%
(a) Annualized. Ratios are net Managing Owner commission rebate.
(b) Not annualized.

Global Macro Trust
Statements of Financial Highlights (unaudited)
For the six months ended June 30:	2022				2021
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5
Net income from operations:
Net investment loss	$ (33.78)	$ (21.31)	$ (7.44)	$ (26.28)	$ (35.53)	$ (25.35)	$ (14.21)	$ (29.90)
Net realized and unrealized gains on trading of futures and forward currency contracts	172.78	276.26	369.66	259.03	122.62	189.32	248.62	178.99
Net gains (losses) from U.S. Treasury obligations	(5.01)	(7.99)	(10.91)	(7.49)	0.07	0.10	0.10	0.07
Profit share allocated (to) Managing Owner	0.00	(29.93)	0.00	(30.42)	0.00	0.00	0.00	0.00
Net income per unit	$ 133.99	$ 217.03	$ 351.31	$ 194.84	$ 87.16	$ 164.07	$ 234.51	$ 149.16

Net asset value per unit, beginning of period	1,072.97	1,677.28	2,231.29	1,576.27	1,049.01	1,578.97	2,064.05	1,495.07

Net asset value per unit, end of period	$ 1,206.96	$ 1,894.31	$ 2,582.60	$ 1,771.11	$ 1,136.17	$ 1,743.04	$ 2,298.56	$ 1,644.23

Total return and ratios for the six months ended June 30:	2022				2021
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5

RATIOS TO AVERAGE CAPITAL:

Net investment income (loss) (a)	(5.98)%	(2.40)%	(0.62)%	(3.16)%	(6.52)%	(3.06)%	(1.30)%	(2.18)%

Total expenses (a)	6.58%	3.00%	1.23%	3.76%	6.55%	3.09%	1.34%	2.20%
Profit share allocation (b)	0.00	1.69	0.00	1.83	0.00	0.00	0.00	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	6.58%	4.69%	1.23%	5.59%	6.55%	3.09%	1.34%	2.20%

Total return before profit share allocation (b)	12.49%	14.63%	15.74%	14.19%	8.31%	10.39%	11.36%	9.98%
Less: Profit share allocation (b)	0.00	1.69	0.00	1.83	0.00	0.00	0.00	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	12.49%	12.94%	15.74%	12.36%	8.31%	10.39%	11.36%	9.98%
(a) Annualized. Ratios are net Managing Owner commission rebate.
(b) Not annualized.
See notes to financial statements (unaudited)								(Concluded)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Global Macro Trust’s (the “Trust”) financial condition at June 30, 2022 (unaudited) and December 31, 2021 (audited) and the results of its operations for the three and six months ended June 30, 2022 and 2021 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2021. The December 31, 2021 information has been derived from the audited financial statements as of December 31, 2021.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (the “U.S. GAAP”), as detailed in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”), requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements. Actual results could differ from these estimates.

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

During the three and six months ended June 30, 2022 and 2021, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Trust’s investments by hierarchical level as of June 30, 2022 and December 31, 2021 in valuing the Trust’s investments at fair value. During the six and twelve months ended June 30, 2022 and December 31, 2021, the Trust held no assets or liabilities in Level 3. At June 30, 2022 and December 31, 2021, the Trust held no assets or liabilities classified in Level 3.

Financial Assets and Liabilities at Fair Value as of June 30, 2022

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$96,378,223	$-	$96,378,223
Short-term money market fund*	8,241,209	-	8,241,209
Exchange-traded futures contracts
Currencies	(1,416)	-	(1,416)
Energies	622,806	-	622,806
Grains	581,350	-	581,350
Interest rates	1,647,354	-	1,647,354
Livestock	(5,350)	-	(5,350)
Metals	574,685	-	574,685
Softs	58,007	-	58,007
Stock indices	496,270	-	496,270

Total exchange-traded futures contracts	3,973,706	-	3,973,706

Over-the-counter forward currency contracts	-	(37,014)	(37,014)

Total futures and forward currency contracts (2)	3,973,706	(37,014)	3,936,692

Total financial assets and liabilities at fair value	$108,593,138	$(37,014)	$108,556,124

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$17,376,290
Investments in U.S. Treasury notes held in custody			79,001,933
Total investments in U.S. Treasury notes			$96,378,223

(2)
Net unrealized appreciation on open futures and forward currency contracts			$4,193,396
Net unrealized depreciation on open futures and forward currency contracts			(256,704)
Total net unrealized appreciation on open futures and forward currency contracts			$3,936,692

*The short-term money market fund is included in Cash and Cash Equivalents in the Statements of Financial Condition.

Financial Assets and Liabilities at Fair Value as of December 31, 2021

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$91,325,152	$-	$91,325,152
Short-term money market fund*	7,411,202	-	7,411,202
Exchange-traded futures contracts
Currencies	3,900	-	3,900
Energies	480,859	-	480,859
Grains	18,160	-	18,160
Interest rates	(769,383)	-	(769,383)
Livestock	(250)	-	(250)
Metals	132,095	-	132,095
Softs	(10,307)	-	(10,307)
Stock indices	216,363	-	216,363

Total exchange-traded futures contracts	71,437	-	71,437

Over-the-counter forward currency contracts	-	(329,382)	(329,382)

Total futures and forward currency contracts (2)	71,437	(329,382)	(257,945)

Total financial assets and liabilities at fair value	$98,807,791	$(329,382)	$98,478,409

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$16,826,505
Investments in U.S. Treasury notes held in custody			74,498,647
Total investments in U.S. Treasury notes			$91,325,152

(2)
Net unrealized appreciation on open futures and forward currency contracts			$393,615
Net unrealized depreciation on open futures and forward currency contracts			(651,560)
Total net unrealized depreciation on open futures and forward currency contracts			$(257,945)

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

The Trust engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Trust at June 30, 2022, by market sector:

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

See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional derivative-related information.

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at June 30, 2022 and December 31, 2021. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at June 30, 2022

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$1,155	$(1,120)	$5,880	$(7,331)	$(1,416)
Energies	36,902	(51,060)	638,089	(1,125)	622,806
Grains	-	-	650,147	(68,797)	581,350
Interest rates	1,652,001	(3,086)	796	(2,357)	1,647,354
Livestock	10	(5,310)	20	(70)	(5,350)
Metals	297	(1,049,421)	1,630,203	(6,394)	574,685
Softs	3,863	(5,840)	86,861	(26,877)	58,007
Stock indices	82	(55,131)	673,609	(122,290)	496,270

Total futures contracts	1,694,310	(1,170,968)	3,685,605	(235,241)	3,973,706

Forward currency contracts	491,715	(1,946,750)	2,565,087	(1,147,066)	(37,014)

Total futures and
forward currency contracts	$2,186,025	$(3,117,718)	$6,250,692	$(1,382,307)	$3,936,692

Fair Value of Futures and Forward Currency Contracts at December 31, 2021

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$3,294	$-	$3,681	$(3,075)	$3,900
Energies	529,921	(106,786)	90,530	(32,806)	480,859
Grains	76,010	(65,895)	57,113	(49,068)	18,160
Interest rates	170,435	(983,413)	48,422	(4,827)	(769,383)
Livestock	-	(4,720)	4,510	(40)	(250)
Metals	1,079,527	(41,857)	21,586	(927,161)	132,095
Softs	5,945	(21,729)	17,898	(12,421)	(10,307)
Stock indices	397,424	(212,957)	155,690	(123,794)	216,363

Total futures contracts	2,262,556	(1,437,357)	399,430	(1,153,192)	71,437

Forward currency contracts	2,051,702	(590,106)	604,678	(2,395,656)	(329,382)

Total futures and
forward currency contracts	$4,314,258	$(2,027,463)	$1,004,108	$(3,548,848)	$(257,945)

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three and six months ended June 30, 2022 and 2021 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below:

Trading gains (losses) of futures and forward currency contracts for the three and six months ended June 30, 2022 and 2021

	Three months ended:	Three months ended:	Six months ended:	Six months ended:
Sector	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Futures contracts:
Currencies	$307,478	$-	$373,811	$-
Energies	3,755,744	3,256,178	10,511,484	4,257,308
Grains	879,443	(646,377)	482,708	297,143
Interest rates	(4,567,705)	3,159,842	(4,432,270)	255,219
Livestock	47,500	11,990	39,940	(93,240)
Metals	1,501,834	1,417,430	(472,795)	1,155,434
Softs	42,606	(538,208)	193,789	(485,945)
Stock indices	4,868,817	3,578,389	5,962,351	9,913,631

Total futures contracts	6,835,717	10,239,244	12,659,018	15,299,550

Forward currency contracts	2,832,853	(1,187,055)	3,872,744	(2,205,498)

Total futures and forward currency contracts	$9,668,570	$9,052,189	$16,531,762	$13,094,052

The following table presents average notional value by sector in U.S. dollars of open futures and forward currency contracts for the six months ended June 30, 2022 and 2021. The Trust’s average net asset value for the six months ended June 30, 2022 and 2021 was approximately $106,000,000 and $114,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the six months ended June 30, 2022 and 2021

	2022		2021
Sector	Long Positions	Short Positions	Long Positions	Short Positions

Futures contracts:
Currencies	$745,732	$3,509,463	$-	$-
Energies	11,766,759	3,176,126	18,833,869	1,135,156
Grains	5,888,332	5,417,868	7,741,202	6,395,300
Interest rates	117,768,928	32,681,999	286,931,795	17,390,117
Livestock	491,393	464,427	261,813	447,443
Metals	6,917,231	5,250,309	18,042,049	226,335
Softs	2,097,076	1,838,182	1,212,217	1,707,823
Stock indices	34,861,115	35,065,371	68,691,055	12,519,320

Total futures
contracts	180,536,566	87,403,745	401,714,000	39,821,494

Forward currency
contracts	25,491,908	46,286,441	55,685,723	28,432,199

Total average
notional	$206,028,474	$133,690,186	$457,399,723	$68,253,693

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at June 30, 2022 and 2021. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the Managing Owner believes it is a more meaningful representation of notional values of the Trust’s open interest rate positions.

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

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of June 30, 2022 and December 31, 2021.

Offsetting of derivative assets and liabilities at June 30, 2022

	Gross amounts of recognized assets	Gross amounts offset in the Statements of Financial Condition	Net amounts of assets presented in the Statements of Financial Condition
Assets
Futures contracts
Counterparty C	$1,277,235	$(175,364)	$1,101,871
Counterparty J	331,227	(35,388)	295,839
Counterparty L	3,771,453	(1,195,457)	2,575,996
Total futures contracts	5,379,915	(1,406,209)	3,973,706

Forward currency contracts
Counterparty K	1,681,969	(1,462,279)	219,690

Total assets	$7,061,884	$(2,868,488)	$4,193,396
			(Continued)

	Gross amounts of recognized liabilities	Gross amounts offset in the Statements of Financial Condition	Net amounts of liabilities presented in the Statements of Financial Condition
Liabilities
Forward currency contracts
Counterparty G	1,631,537	(1,374,833)	256,704

Total liabilities	$1,631,537	$(1,374,833)	$256,704
			(Concluded)

		Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net amounts of assets presented in the Statements of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$1,101,871	$-	$(1,101,871)	$-
Counterparty J	295,839	-	(295,839)	-
Counterparty K	219,690	-	-	219,690
Counterparty L	2,575,996	-	(2,575,996)	-

Total	$4,193,396	$-	$(3,973,706)	$219,690

		Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net amounts of liabilities presented in the Statements of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount (4)

Counterparty G	$256,704	$-	$(256,704)	$-

Total	$256,704	$-	$(256,704)	$-

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
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of June 30, 2022.
(4) Net amount represents the amounts owed by the Trust to each counterparty as of June 30, 2022.

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

The Trust’s forward currency trading activities are cleared through DB and BA. The Trust’s concentration of credit risk associated with DB or BA nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB and BA. The amount of such credit risk was $8,713,399 and $7,581,603 at June 30, 2022 and December 31, 2021, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and six months ended June 30, 2022 and 2021. Profit share earned (from Unitholders' redemptions) is credited to the New Profit Memo Account as defined in the Trust’s Declaration of Trust and Trust Agreement (the “Trust Agreement”).

	Three months ended:
	June 30,	June 30,
	2022	2021
Profit share earned	$577	$-
Reversal of profit share (1)	(33,871)	-
Profit share accrued	427,506	-
Total profit share	$394,212	$-

	Six months ended:
	June 30,	June 30,
	2022	2021
Profit share earned	$577	$-
Profit share accrued	427,506	-
Total profit share	$428,083	$-

(1) On April 1st

5. RELATED PARTY TRANSACTIONS

The Trust pays all routine expenses, such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee's fees, the charges of an outside accounting services agency and the expenses of updating the Trust's Prospectus), as well as extraordinary costs. At June 30, 2022 and December 31, 2021, the Managing Owner is owed $63,651 and $0, respectively, from the Trust in connection with such expenses it has paid on the Trust's behalf (and is included in "Due to Managing Owner" in the Statements of Financial Condition).

Series 1 Unitholders who redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the Managing Owner. There was no redemption charge payable at June 30, 2022 or December 31, 2021.

6. FINANCIAL HIGHLIGHTS

Per unit operating performance for Series 1, Series 3, Series 4 Units and Series 5 is calculated based on Unitholders’ Trust capital for each Series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of Units during the period. Weighted average number of Units for each Series is detailed below:

	Three months ended June 30,		Six months ended June 30,		Date of first issuance
	2022	2021	2022	2021

Series 1	60,323.155	67,543.455	61,238.337	69,648.254	July 23, 2001
Series 3	10,285.447	12,585.074	10,361.205	12,950.623	September 1, 2009
Series 4	4,118.899	4,117.727	4,086.398	4,104.522	November 1, 2010
Series 5	3,849.201	3,255.002	3,877.993	3,271.419	April 1, 2018

7. BROKERAGE AND CUSTODIAL FEES

Per the Trust agreement, selling agents are prohibited from receiving amounts in excess of 9.5% of the gross offering proceeds of Series 1 Units sold subsequent to August 12, 2009. During the three and six months ended June 30, 2022 and 2021, the Managing Owner rebated to the Trust for the benefit of all holders of Series 1 Units, all amounts that would have otherwise been due to selling agents but for the 9.5% cap. Further, in certain cases, there are Series 1 Units that remain outstanding, where there is no longer a selling agent associated with such Units. Beginning in August 2014, the Managing Owner rebated such amounts to the Trust for the benefit of all holders of Series 1 Units. The total amounts rebated to the Trust for both of these items, included in “Brokerage and custodial fees” in the Statements of Operations, were as follows:

	Three months ending June 30,		Six months ending June 30,
	2022	2021	2022	2021

Brokerage fee rebates	$ 148,671	$ 162,204	$ 285,142	$ 331,101

8. SUBSEQUENT EVENTS

The Managing Owner has performed its evaluation of subsequent events from July 1, 2022 to August 12, 2022, the date this Form 10-Q was filed. Based on such evaluation, no further events were discovered that required disclosure or adjustment to the financial statements.

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

During its operations for the three and six months ended June 30, 2022, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

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

Periods ended June 30, 2022

Month Ended:		Total Trust Capital

June 30, 2022		$111,298,412
March 31, 2022		105,507,662
December 31, 2021		102,125,343

	Three Months ended	Six Months ended
Change in Trust Capital	$5,790,750	$9,173,069
Percent Change	5.49%	8.98%

THREE MONTHS ENDED JUNE 30, 2022

The increase in the Trust’s net assets of $5,790,750 was attributable to subscriptions of $240,482 and net income after profit share of $7,687,146, which were partially offset by redemptions of $2,136,878.

Brokerage fees are calculated on the net asset value of the Series 1 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three months ended June 30, 2022 decreased $87,585 (net of Managing Owner commission rebate to Unitholders) relative to the corresponding period in 2021 due to a decrease in the Trust’s Series 1 net assets during the respective periods.

Administrative expenses for the three months ended June 30, 2022 decreased $14,712 relative to the corresponding period in 2021. The decrease was due mainly to a decrease in service provider costs during the three months ended June 30, 2022 relative to the corresponding period in 2021.

Management fees are calculated on the net asset value of the Series 3 Units and Series 5 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three months ended June 30, 2022 decreased $727 relative to the corresponding period in 2021 due to a decrease in the Trust’s Series 3 and Series 5 net assets during the respective periods.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the three months ended June 30, 2022 increased $239,906 relative to the corresponding period in 2021. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the three months ended June 30, 2022.

During the three months ended June 30, 2022, the Trust experienced net realized and unrealized gains of $9,233,876 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $1,233,798, administrative expenses of $183,909, custody fees and other expenses of $7,458 and management fees of $127,692 were incurred. The Trust’s gains achieved from trading operations, in addition to interest income of $251,668, and Managing Owner commission rebate to Unitholders of $148,671 were partially offset by the Trust's expenses, resulting in net income after profit share to the Managing Owner of $7,687,146. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Trust Capital
Currencies	2.84%
Energies	3.44%
Grains	0.78%
Interest rates	(4.05)%
Livestock	0.05%
Metals	1.37%
Softs	0.05%
Stock indices	4.43%

Trading gain	8.91%

SIX MONTHS ENDED JUNE 30, 2022

The increase in the Trust’s net assets of $9,173,069 was attributable to subscriptions of $790,828 and net income after profit share of $13,090,536, which were partially offset by redemptions of $4,708,295.

Brokerage fees are calculated on the net asset value of the Series 1 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the six months ended June 30, 2022 decreased $213,535 (net of the Managing Owner commission rebate to Unitholders) relative to the corresponding period in 2021 due to a decrease in the Trust’s Series 1 net assets during the respective periods.

Administrative expenses for the six months ended June 30, 2022 decreased $29,556 relative to the corresponding period in 2021. The decrease was due mainly to a decrease in the Trust's net assets during the six months ended June 30, 2022 relative to the corresponding period in 2021.

Management fees are calculated on the net asset value of the Series 3 Units and Series 5 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the six months ended June 30, 2022 decreased $9,192 relative to the corresponding period in 2021 due to a decrease in the Trust’s Series 3 and Series 5 net assets during the respective periods.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the six months ended June 30, 2022 increased $296,274 relative to the corresponding period in 2021. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the six months ended June 30, 2022 relative to the corresponding period in 2021.

During the six months ended June 30, 2022, the Trust experienced net realized and unrealized gains of $15,948,628 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $2,391,728, administrative expenses of $382,751, custody fees and other expenses of $14,170 and management fees of $243,459 were incurred. Interest income of $316,957, and Managing Owner commission rebate to Unitholders of $285,142 were partially offset by the Trust’s expenses resulting in net income after profit share to the Managing Owner of $13,090,536. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Trust Capital
Currencies	4.00%
Energies	10.55%
Grains	0.41%
Interest rates	(3.86)%
Livestock	0.07%
Metals	(0.59)%
Softs	0.22%
Stock indices	5.53%

Trading gain	16.33%

MANAGEMENT DISCUSSION –2022

Three months ended June 30, 2022

The Trust was profitable as gains from trading stock index, energy, metal and grain futures, and currency forwards far outweighed losses from trading interest rate futures. Trading of soft and livestock futures were each essentially flat.

As markets faced constant pressure from rising inflation, Russia’s war on Ukraine, persistent supply chain difficulties and expanding U.S.-China tensions, market participants increasingly focused on the uncertainties around three interrelated questions: how fast and how high official interest rates would be raised by global central banks, especially the U.S. Federal Reserve Bank (the “Fed”) and European Central Bank (the “ECB”); when and how quickly inflation would begin to subside; and when and how significantly global growth would begin to decelerate.

Against the background of rising inflation and interest rates, plunging consumer confidence globally, fears of slowing growth and caution concerning the earnings outlook, volatility increased, most global equity markets declined sharply, and trading of equity futures was quite profitable. Short positions in European, British, Korean, Singaporean, Brazilian, Indian, EAFE and emerging markets index futures were profitable. Trading of U.S. equity index futures was profitable too. On the other hand, short positions in Japanese equity index futures, long positions in Canadian and Australian equity index futures, and a short VIX futures trade resulted in partially offsetting losses. Short positions in Chinese stock index futures were also unprofitable late in the quarter as China displayed incipient signs of emerging from its severe first half growth slowdown.

Following sharp increases in the first quarter, energy prices were volatile during the April-June period. Strong demand for refined fuels combined with concerns over increasing restrictions on Russian supplies and a dwindling “supply buffer” within The Organization of the Petroleum Exporting Countries pushed energy prices higher, while increasing recession worries due to tighter monetary policies mitigated the upward pressures, especially late in June. Long natural gas positions were profitable for most of the quarter. Then, in late June, an explosion at one of the biggest US liquefied natural gas export terminals in Texas reduced exports to Europe, thereby significantly raising natural gas supplies available for U.S. domestic consumption. U.S. natural gas prices plunged in June, leading to profits on a short natural gas position. Elsewhere, long positions in RBOB gasoline, heating oil, London gas oil, WTI crude and Brent crude were profitable.

The U.S. dollar, as measured by the Bloomberg DXY index, rose about 7 1/2% in the quarter and about 10% since the start of the year. Considering that the war in Ukraine is expected to have a much greater negative impact on European growth than U.S. growth and that the Fed is likely to remain more hawkish than the ECB, long U.S. dollar positions against the euro and Swiss franc were profitable. A long U.S. dollar trade versus the Japanese yen was profitable too as the Bank of Japan continued to pursue an expansive monetary policy at the same time that the Fed was becoming decidedly more restrictive. As commodity prices stabilized somewhat, albeit at high levels, long U.S. dollar trades versus several commodity currencies such as the Aussie dollar, Canadian dollar, Chilean peso, Norwegian krone and South African rand also resulted in profits. On the other hand, a short U.S. dollar position against the Brazilian real and trading the U.S. dollar versus the British pound and New Zealand dollar generated partially offsetting losses.

Fears of a demand-sapping recession, a stronger U.S. dollar and higher interest rates weighed on metal markets, even though there were incipient signs that China was emerging from its sharp growth slowdown. Indications that supplies of many industrial metals would increase in the next couple of years also dampened the price outlook. Short positions in copper, silver and gold were profitable, while trading of aluminum generated a partially offsetting loss.

Grain prices which hit 10-year highs in March and April following the Russian invasion of Ukraine, were volatile during most of the second quarter, and eased somewhat in June against the backdrop of more favorable weather in the U.S. and South America, near record Russian wheat crops, hopes for Ukrainian exports and slowing demand due to recession fears. A long soybean oil position was profitable in April in the wake of news that Indonesia banned exports of palm oil in a bid to ensure domestic supply. Both palm oil and soybean oil are used for cooking as well as food preparation, and are in high demand as substitutes for sunflower oil, a commodity whose supply has been negatively impacted by the ongoing Russian war on Ukraine. Then, late in June, a short soybean oil trade was also profitable. Short corn and wheat trades were also profitable late in the quarter.

Interest rate volatility, as measured by the Merrill Lynch MOVE Index, increased markedly during the quarter. On the one hand, concerns about inflation and more hawkish central bank policies underpinned rates. On the other hand, weakening economic data underscored worries about recession and sparked speculation that the Fed might not need to raise rates as high as previously estimated, thereby periodically dragging yields lower. Long positions in European, British, Australian, Canadian, Japanese and U.S. note and bond futures were broadly unprofitable, although these losses were reduced by a significant global bond rally near month end. Meanwhile, trading of short-term U.S., German, Canadian and Australian interest rate futures was fractionally profitable.

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

CONTRACTUAL OBLIGATIONS

The Trust does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Trust’s sole business is trading futures, forward currency, spot, option, and swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Trust for less than four months before being offset or rolled over into new contracts with similar maturities. The Trust’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Trust’s open futures and forward currency contracts, both long and short, at June 30, 2022 and December 31, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

The Managing Owner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Trust as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the

Managing Owner’s internal controls over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Managing Owner’s internal controls over financial reporting with respect to the Trust.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)There have been no sales of unregistered securities of the Trust during the three months ended June 30, 2022

(b)Pursuant to the Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding and Units are not reissued once redeemed.

The following table summarizes the redemptions by Unitholders during the three months ended June 30, 2022. There were no Series 5 redemptions during the three months ended June 30, 2022.

	Series 1		Series 3		Series 4
Date of Redemption	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit

April 30, 2022	546.142	$1,180.13	22.510	$1,849.41	-	$2,501.07
May 31, 2022	456.548	1,176.21	4.794	1,849.69	-	2,504.70
June 30, 2022	518.432	1,206.96	97.696	1,894.31	36.429	2,582.60
Total	1,521.122		125.000		36.429

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
Managing Owner

Date: August 12, 2022
/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)