Form 10-Q
period 2022-09-30
GLOBAL MACRO TRUST
filed 2022-11-14
CIK 1145765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:   September 30, 2022

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
For the three and nine months ended September 30, 2022 and 2021 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Trust Capital (c)	8
Statements of Financial Highlights (b)	10
Notes to the Financial Statements	12

(a) At September 30, 2022 (unaudited) and December 31, 2021
(b) For the three and nine months ended September 30, 2022 and 2021 (unaudited)
(c) For the nine months ended September 30, 2022 and 2021 (unaudited)

Global Macro Trust
Statements of Financial Condition

	September 30, 2022 (unaudited)	December 31, 2021
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes – at fair value
(amortized cost $15,259,561 and $16,831,384)	$15,139,139	$16,826,505
Net unrealized appreciation on open futures and
forward currency contracts	3,449,995	393,615
Due from brokers, net	6,105,087	3,488,546
Cash denominated in foreign currencies (cost $1,393,121
and $860,563)	1,343,516	852,118
Total equity in trading accounts	26,037,737	21,560,784

INVESTMENTS IN U.S. TREASURY NOTES – at fair value
(amortized cost $83,116,553 and $74,512,865)	82,486,104	74,498,647
CASH AND CASH EQUIVALENTS	9,164,299	7,661,202
ACCRUED INTEREST RECEIVABLE	446,598	610,661
OTHER ASSETS	48,686	-
TOTAL	$118,183,424	$104,331,294

LIABILITIES AND TRUST CAPITAL
LIABILITIES:
Subscriptions by Unitholders received in advance	$-	$98,039
Net unrealized depreciation on open futures and forward currency contracts	-	651,560
Due to Managing Owner	58,032	-
Due to brokers, net	-	71,047
Accrued brokerage and custodial fees	398,009	353,622
Accrued management fees	45,485	38,778
Redemptions payable to Unitholders	572,275	353,287
Redemption payable to Managing Owner	-	500,000
Accrued expenses	238,038	81,914
Cash overdraft denominated in foreign currencies (cost $9,399 and $58,614)	8,579	57,704
Accrued profit share	730,277	-
Total liabilities	2,050,695	2,205,951

TRUST CAPITAL:
Managing Owner interest (2,436.039 and 2,329.914 units outstanding)	3,093,696	2,499,928
Series 1 Unitholders (58,787.519 and 62,620.242 units outstanding)	74,658,230	67,189,838
Series 3 Unitholders (9,952.962 and 10,514.052 units outstanding)	19,833,113	17,635,045
Series 4 Unitholders (4,129.908 and 3,881.484 units outstanding)	11,386,923	8,660,732
Series 5 Unitholders (3,849.177 and 3,895.148 units outstanding)	7,160,767	6,139,800
Total trust capital	116,132,729	102,125,343

TOTAL	$118,183,424	$104,331,294

NET ASSET VALUE PER UNIT OUTSTANDING:
Series 1 Unitholders	$1,269.97	$1,072.97
Series 3 Unitholders	$1,992.68	$1,677.28
Series 4 Unitholders	$2,757.19	$2,231.29
Series 5 Unitholders	$1,860.34	$1,576.27

See notes to financial statements (unaudited)

Global Macro Trust
Condensed Schedule of Investments (unaudited)
September 30, 2022

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Currencies	0.01%	$6,020
Energies	(0.38)	(430,917)
Grains	0.04	44,075
Interest rates	(0.01)	(5,044)
Livestock	(0.00)	(3,900)
Metals	(0.54)	(627,925)
Softs	0.00	218
Stock indices	0.05	58,273

Total long futures contracts	(0.83)	(959,200)

Short futures contracts:
Currencies	0.03	37,057
Energies	0.03	35,299
Grains	0.24	277,710
Interest rates:
5 Year U.S. Treasury Note (208 contracts, settlement date December 2022)	0.02	26,180
30 Year U.S. Treasury Bond (63 contracts, settlement date December 2022)	0.05	61,844
Other	0.82	946,512

Total interest rates	0.89	1,034,536

Livestock	0.01	9,010
Metals	0.58	671,222
Softs	0.02	17,658
Stock indices	0.70	817,806

Total short futures contracts	2.50	2,900,298

TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	1.67	1,941,098

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(1.68)	(1,950,024)
Total short forward currency contracts	2.98	3,458,921

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	1.30	1,508,897

TOTAL	2.97%	$3,449,995

		(Continued)

Global Macro Trust
Condensed Schedule of Investments (unaudited)
September 30, 2022
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$24,700,000	U.S. Treasury notes, 1.625%, 11/15/2022	21.23%	$24,657,547
23,955,000	U.S. Treasury notes, 2.000%, 02/15/2023	20.50	23,807,153
21,820,000	U.S. Treasury notes, 1.750%, 05/15/2023	18.53	21,518,697
28,055,000	U.S. Treasury notes, 2.500%, 08/15/2023	23.80	27,641,846
	Total investments in U.S. Treasury notes
	(amortized cost $98,376,114)	84.06%	$97,625,243

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2021

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Currencies	0.00%	$3,294
Energies	0.41	423,135
Grains	0.01	10,115
Interest rates	(0.80)	(812,978)
Livestock	(0.00)	(4,720)
Metals	1.03	1,037,670
Softs	(0.02)	(15,784)
Stock indices	0.18	184,467

Total long futures contracts	0.81	825,199

Short futures contracts:
Currencies	0.00	606
Energies	0.06	57,724
Grains	0.01	8,045
Interest rates	0.04	43,595
Livestock	0.00	4,470
Metals	(0.89)	(905,575)
Softs	0.01	5,477
Stock indices	0.03	31,896

Total short futures contracts	(0.74)	(753,762)

TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	0.07	71,437

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.43	1,461,596
Total short forward currency contracts	(1.75)	(1,790,978)
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	(0.32)	(329,382)

TOTAL	(0.25)%	$(257,945)

		(Continued)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2021
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$30,900,000	U.S. Treasury notes, 2.500%, 02/15/2022	30.34%	$30,989,321
37,910,000	U.S. Treasury notes, 2.375%, 03/15/2022	37.29	38,086,222
22,120,000	U.S. Treasury notes, 1.750%, 05/15/2022	21.79	22,249,609
	Total investments in U.S. Treasury notes
	(amortized cost $91,344,249)	89.42%	$91,325,152

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Statements of Operations (unaudited)

	For the three months ended
	September 30, 2022	September 30, 2021
INVESTMENT INCOME:
Interest income, net	$427,010	$3,252

EXPENSES:
Brokerage fees	1,206,775	1,242,775
Administrative expenses	125,973	235,994
Custody fees and other expenses	7,151	7,254
Management fees	127,592	124,459
Total expenses	1,467,491	1,610,482

Managing Owner commission rebate to Unitholders	(145,944)	(148,413)

Net expenses	1,321,547	1,462,069

NET INVESTMENT LOSS	(894,537)	(1,458,817)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	7,960,583	(8,495,423)
Foreign exchange transactions	72,015	(159,174)
Net change in unrealized:
Futures and forward currency contracts	(486,697)	2,074,896
Foreign exchange translation	(36,909)	(17,850)
Net losses from U.S. Treasury notes:
Realized	(26,967)	(217)
Net change in unrealized	(267,652)	(2,544)
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)	7,214,373	(6,600,312)

NET INCOME (LOSS)	6,319,836	(8,059,129)
LESS PROFIT SHARE TO MANAGING OWNER	306,416	-
NET INCOME (LOSS) AFTER PROFIT SHARE TO (FROM) MANAGING OWNER	$6,013,420	$(8,059,129)

NET INCOME (LOSS) PER UNIT OUTSTANDING
Series 1 Unitholders	$63.01	$(85.77)
Series 3 Unitholders	$98.37	$(116.25)
Series 4 Unitholders	$174.59	$(143.89)
Series 5 Unitholders	$89.23	$(112.54)

See notes to financial statements (unaudited)

Global Macro Trust
Statements of Operations (unaudited)

	For the nine months ended
	September 30, 2022	September 30, 2021
INVESTMENT INCOME:
Interest income, net	$743,967	$23,935

EXPENSES:
Brokerage fees	3,598,503	3,893,997
Administrative expenses	508,724	648,301
Custody fees and other expenses	21,321	21,066
Management fees	371,051	377,110
Total expenses	4,499,599	4,940,474

Managing Owner commission rebate to Unitholders	(431,086)	(479,514)

Net expenses	4,068,513	4,460,960

NET INVESTMENT LOSS	(3,324,546)	(4,437,025)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	20,297,708	10,452,546
Foreign exchange translation	(31,176)	(108,730)
Net change in unrealized:
Futures and forward currency contracts	3,707,940	(3,779,021)
Foreign exchange translation	(41,250)	(213,526)
Net gains (losses) from U.S. Treasury notes:
Realized	(38,447)	(492)
Net change in unrealized	(731,774)	4,640
TOTAL NET REALIZED AND UNREALIZED GAINS	23,163,001	6,355,417

NET INCOME	$19,838,455	$1,918,392
LESS PROFIT SHARE TO MANAGING OWNER	734,499	-
NET INCOME AFTER PROFIT SHARE TO MANAGING OWNER	$19,103,956	$1,918,392

NET INCOME PER UNIT OUTSTANDING
Series 1 Unitholders	$197.00	$1.39
Series 3 Unitholders	$315.40	$47.82
Series 4 Unitholders	$525.90	$90.62
Series 5 Unitholders	$284.07	$36.62

See notes to financial statements (unaudited)		(Concluded)

Global Macro Trust
Statements of Changes in Trust Capital (unaudited)

For the nine months ended September 30, 2022:
									New Profit
	Series 1 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Series 5 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2022	$67,189,838	62,620.242	$17,635,045	10,514.052	$8,660,732	3,881.484	$6,139,800	3,895.148	$-	-	$2,499,928	2,329.914	$102,125,343
Subscriptions	-	-	-	-	704,340	306.092	98,039	62.198	4,222	3.542	-	-	806,601
Redemptions	(4,576,009)	(4,008.181)	(1,016,674)	(561.090)	(143,776)	(57.668)	(166,712)	(108.169)	-	-	-	-	(5,903,171)
Addt'l units allocated *	-	175.458	-	-	-	-	-	-	-	0.052	-	102.531	-
Net income
before profit share to Managing Owner	12,044,401	-	3,752,078	-	2,165,627	-	1,286,803	-	342	-	589,204	-	19,838,455
Profit share to Managing Owner:	-	-	(537,336)	-	-	-	(197,163)	-	-	-	-	-	(734,499)
Transfer of New Profit Memo
Account to Managing Owner	-	-	-	-	-	-	-	-	-	-	-	-	-
Trust capital at
September 30, 2022	$74,658,230	58,787.519	$19,833,113	9,952.962	$11,386,923	4,129.908	$7,160,767	3,849.177	$4,564	3.594	$3,089,132	2,432.445	$116,132,729

Net asset value per unit outstanding
at September 30, 2022:	$1,269.97		$1,992.68		$2,757.19		$1,860.34

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and to the Managing Owner.													(Continued)

See notes to financial statements (unaudited)

Global Macro Trust
Statements of Changes in Trust Capital (unaudited)

For the nine months ended September 30, 2021:
									New Profit
	Series 1 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Series 5 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2021	$76,534,812	72,959.433	$21,721,634	13,756.807	$8,221,792	3,983.338	$4,917,388	3,289.070	$-	-	$2,775,067	2,645.415	$114,170,693
Subscriptions	-	-	324,750	188.519	436,768	207.130	653,000	397.972	-	-	-	-	1,414,518
Redemptions	(10,090,721)	(9,266.630)	(3,224,043)	(1,956.401)	(609,949)	(282.763)	(251,346)	(155.004)	-	-	-	-	(14,176,059)
Addt'l units allocated *	-	185.201	-	-	-	-	-	-	-	-	-	112.494	-
Net income
before profit share to Managing Owner	653,284	-	681,129	-	371,186	-	90,952	-	-	-	121,841	-	1,918,392
Profit share to Managing Owner:	-	-	-	-	-	-	-	-	-	-	-	-	-
Transfer of New Profit Memo
Account to Managing Owner	-	-	-	-	-	-	-	-	-	-	-	-	-
Trust capital at
September 30, 2021	$67,097,375	63,878.004	$19,503,470	11,988.925	$8,419,797	3,907.705	$5,409,994	3,532.038	$-	-	$2,896,908	2,757.909	$103,327,544

Net asset value per unit outstanding
at September 30, 2021:	$1,050.40		$1,626.79		$2,154.67		$1,531.69

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and to the Managing Owner.

See notes to financial statements (unaudited)													(Concluded)

Global Macro Trust
Statements of Financial Highlights (unaudited)
For the three months ended September 30:	2022				2021
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5
Net income (loss) from operations:
Net investment income (loss)	$ (14.16)	$ (5.18)	$ 4.46	$ (8.15)	$ (18.30)	$ (13.77)	$ (8.49)	$ (16.04)
Net realized and unrealized gains (losses) on trading of futures and forward currency contracts	80.34	130.98	177.02	122.71	(67.44)	(102.44)	(135.34)	(96.47)
Net losses from U.S. Treasury obligations	(3.17)	(5.09)	(6.89)	(4.78)	(0.03)	(0.04)	(0.06)	(0.03)
Profit share allocated to Managing Owner	0.00	(22.34)	0.00	(20.55)	0.00	0.00	0.00	0.00
Net income (loss) per unit	$ 63.01	$ 98.37	$ 174.59	$ 89.23	$ (85.77)	$ (116.25)	$ (143.89)	$ (112.54)

Net asset value per unit, beginning of period	1,206.96	1,894.31	2,582.60	1,771.11	1,136.17	1,743.04	2,298.56	1,644.23

Net asset value per unit, end of period	$ 1,269.97	$ 1,992.68	$ 2,757.19	$ 1,860.34	$ 1,050.40	$ 1,626.79	$ 2,154.67	$ 1,531.69
Total return and ratios for the three months ended September 30:	2022				2021
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5
RATIOS TO AVERAGE CAPITAL:
Net investment income (loss) (a)	(4.75)%	(1.08)%	0.68%	(1.85)%	(6.72)%	(3.28)%	(1.53)%	(4.04)%
Total expenses (a)	6.30%	2.65%	0.86%	3.42%	6.73%	3.29%	1.54%	4.05%
Profit share allocation (b)	0.00	1.19	0.00	1.17	0.00	0.00	0.00	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	6.30%	3.84%	0.86%	4.59%	6.73%	3.29%	1.54%	4.05%
Total return before profit share allocation (b)	5.22%	6.38%	6.76%	6.21%	(7.55)%	(6.67)%	(6.26)%	(6.84)%
Less: Profit share allocation (b)	0.00	1.19	0.00	1.17	0.00	0.00	0.00	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	5.22%	5.19%	6.76%	5.04%	(7.55)%	(6.67)%	(6.26)%	(6.84)%
(a) Annualized. Ratios are net Managing Owner commission rebate.
(b) Not annualized.

Global Macro Trust
Statements of Financial Highlights (unaudited)
For the nine months ended September 30:	2022				2021
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5
Net income from operations:
Net investment loss	$ (47.94)	$ (26.49)	$ (2.98)	$ (34.43)	$ (53.83)	$ (39.12)	$ (22.70)	$ (45.94)
Net realized and unrealized gains on trading of futures and forward currency contracts	253.12	407.24	546.68	381.74	55.18	86.88	113.28	82.52
Net gains (losses) from U.S. Treasury obligations	(8.18)	(13.08)	(17.80)	(12.27)	0.04	0.06	0.04	0.04
Profit share allocated (to) Managing Owner	0.00	(52.27)	0.00	(50.97)	0.00	0.00	0.00	0.00
Net income per unit	$ 197.00	$ 315.40	$ 525.90	$ 284.07	$ 1.39	$ 47.82	$ 90.62	$ 36.62

Net asset value per unit, beginning of period	1,072.97	1,677.28	2,231.29	1,576.27	1,049.01	1,578.97	2,064.05	1,495.07

Net asset value per unit, end of period	$ 1,269.97	$ 1,992.68	$ 2,757.19	$ 1,860.34	$ 1,050.40	$ 1,626.79	$ 2,154.67	$ 1,531.69

Total return and ratios for the nine months ended September 30:	2022				2021
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5

RATIOS TO AVERAGE CAPITAL:
Net investment loss (a)	(5.57)%	(1.95)%	(0.16)%	(2.71)%	(6.58)%	(3.13)%	(1.38)%	(3.89)%
Total expenses (a)	6.48%	2.88%	1.10%	3.65%	6.61%	3.16%	1.41%	3.92%
Profit share allocation (b)	0.00	2.89	0.00	3.01	0.00	0.00	0.00	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	6.48%	5.77%	1.10%	6.66%	6.61%	3.16%	1.41%	3.92%

Total return before profit share allocation (b)	18.36%	21.69%	23.57%	21.03%	0.13%	3.03%	4.39%	2.45%
Less: Profit share allocation (b)	0.00	2.89	0.00	3.01	0.00	0.00	0.00	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	18.36%	18.80%	23.57%	18.02%	0.13%	3.03%	4.39%	2.45%
(a) Annualized. Ratios are net Managing Owner commission rebate.
(b) Not annualized.
See notes to financial statements (unaudited)								(Concluded)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Global Macro Trust’s (the “Trust”) financial condition at September 30, 2022 (unaudited) and December 31, 2021 (audited) and the results of its operations for the three and nine months ended September 30, 2022 and 2021 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2021. The December 31, 2021 information has been derived from the audited financial statements as of December 31, 2021.

Effective May 1, 2022, Units in the Trust were no longer offered for sale. For existing investors in the Fund, business has been and will be conducted as usual. There was no change in trading, operations, monthly statements and other reporting, and redemptions will continue to be offered on a monthly basis.

As a registrant with the Securities and Exchange Commission (the “SEC”), the Fund is subject to the regulatory requirements under the Securities Exchange Act of 1934. Prior to May 1, 2022, the Trust was also subject to the regulatory requirements under the Securities Act of 1933. As a commodity investment pool, the Fund is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Trust executes transactions.

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

The following tables represent the Trust’s investments by hierarchical level as of September 30, 2022 and December 31, 2021 in valuing the Trust’s investments at fair value. During the nine and twelve months ended September 30, 2022 and December 31, 2021, the Trust held no assets or liabilities in Level 3. At September 30, 2022 and December 31, 2021, the Trust held no assets or liabilities classified in Level 3.

Financial Assets and Liabilities at Fair Value as of September 30, 2022

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$97,625,243	$-	$97,625,243
Short-term money market fund*	8,914,299	-	8,914,299
Exchange-traded futures contracts
Currencies	43,077	-	43,077
Energies	(395,618)	-	(395,618)
Grains	321,785	-	321,785
Interest rates	1,029,492	-	1,029,492
Livestock	5,110	-	5,110
Metals	43,297	-	43,297
Softs	17,876	-	17,876
Stock indices	876,079	-	876,079

Total exchange-traded futures contracts	1,941,098	-	1,941,098

Over-the-counter forward currency contracts	-	1,508,897	1,508,897

Total futures and forward currency contracts (2)	1,941,098	1,508,897	3,449,995

Total financial assets and liabilities at fair value	$108,480,640	$1,508,897	$109,989,537

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$15,139,139
Investments in U.S. Treasury notes held in custody			82,486,104
Total investments in U.S. Treasury notes			$97,625,243

(2)
Net unrealized appreciation on open futures and forward currency contracts			$3,449,995
Net unrealized depreciation on open futures and forward currency contracts			-
Total net unrealized appreciation on open futures and forward currency contracts			$3,449,995

*The short-term money market fund is included in Cash and Cash Equivalents in the Statements of Financial Condition.

Financial Assets and Liabilities at Fair Value as of December 31, 2021

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$91,325,152	$-	$91,325,152
Short-term money market fund*	7,411,202	-	7,411,202
Exchange-traded futures contracts
Currencies	3,900	-	3,900
Energies	480,859	-	480,859
Grains	18,160	-	18,160
Interest rates	(769,383)	-	(769,383)
Livestock	(250)	-	(250)
Metals	132,095	-	132,095
Softs	(10,307)	-	(10,307)
Stock indices	216,363	-	216,363

Total exchange-traded futures contracts	71,437	-	71,437

Over-the-counter forward currency contracts	-	(329,382)	(329,382)

Total futures and forward currency contracts (2)	71,437	(329,382)	(257,945)

Total financial assets and liabilities at fair value	$98,807,791	$(329,382)	$98,478,409

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$16,826,505
Investments in U.S. Treasury notes held in custody			74,498,647
Total investments in U.S. Treasury notes			$91,325,152

(2)
Net unrealized appreciation on open futures and forward currency contracts			$393,615
Net unrealized depreciation on open futures and forward currency contracts			(651,560)
Total net unrealized depreciation on open futures and forward currency contracts			$(257,945)

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

The Trust engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Trust at September 30, 2022, by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at September 30, 2022 and December 31, 2021. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at September 30, 2022

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$6,055	$(35)	$51,601	$(14,544)	$43,077
Energies	71,894	(502,811)	41,536	(6,237)	(395,618)
Grains	44,325	(250)	318,583	(40,873)	321,785
Interest rates	6,694	(11,738)	1,589,641	(555,105)	1,029,492
Livestock	-	(3,900)	9,500	(490)	5,110
Metals	23,820	(651,745)	729,047	(57,825)	43,297
Softs	3,880	(3,662)	19,201	(1,543)	17,876
Stock indices	72,931	(14,658)	1,003,984	(186,178)	876,079

Total futures contracts	229,599	(1,188,799)	3,763,093	(862,795)	1,941,098

Forward currency contracts	361,230	(2,311,254)	3,946,621	(487,700)	1,508,897

Total futures and
forward currency contracts	$590,829	$(3,500,053)	$7,709,714	$(1,350,495)	$3,449,995

Fair Value of Futures and Forward Currency Contracts at December 31, 2021

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$3,294	$-	$3,681	$(3,075)	$3,900
Energies	529,921	(106,786)	90,530	(32,806)	480,859
Grains	76,010	(65,895)	57,113	(49,068)	18,160
Interest rates	170,435	(983,413)	48,422	(4,827)	(769,383)
Livestock	-	(4,720)	4,510	(40)	(250)
Metals	1,079,527	(41,857)	21,586	(927,161)	132,095
Softs	5,945	(21,729)	17,898	(12,421)	(10,307)
Stock indices	397,424	(212,957)	155,690	(123,794)	216,363

Total futures contracts	2,262,556	(1,437,357)	399,430	(1,153,192)	71,437

Forward currency contracts	2,051,702	(590,106)	604,678	(2,395,656)	(329,382)

Total futures and
forward currency contracts	$4,314,258	$(2,027,463)	$1,004,108	$(3,548,848)	$(257,945)

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three and nine months ended September 30, 2022 and 2021 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below:

Trading gains (losses) of futures and forward currency contracts for the three and nine months ended September 30, 2022 and 2021

	Three months ended:	Three months ended:	Nine months ended:	Nine months ended:
Sector	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Futures contracts:
Currencies	$272,014	$-	$645,825	$-
Energies	(3,874,562)	668,978	6,636,922	4,926,286
Grains	(849,578)	217,836	(366,870)	514,979
Interest rates	8,149,787	(1,788,720)	3,717,517	(1,533,501)
Livestock	(31,150)	(11,100)	8,790	(104,340)
Metals	328,287	(632,392)	(144,508)	523,042
Softs	(295,984)	8,748	(102,195)	(477,197)
Stock indices	1,717,731	(2,386,545)	7,680,082	7,527,086

Total futures contracts	5,416,545	(3,923,195)	18,075,563	11,376,355

Forward currency contracts	2,057,341	(2,497,332)	5,930,085	(4,702,830)

Total futures and forward currency contracts	$7,473,886	$(6,420,527)	$24,005,648	$6,673,525

The following table presents average notional value by sector in U.S. dollars of open futures and forward currency contracts for the nine months ended September 30, 2022 and 2021. The Trust’s average net asset value for the nine months ended September 30, 2022 and 2021 was approximately $107,000,000 and $113,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the nine months ended September 30, 2022 and 2021

	2022		2021
Sector	Long Positions	Short Positions	Long Positions	Short Positions

Futures contracts:
Currencies	$694,077	$4,462,664	$-	$-
Energies	13,607,083	2,873,009	21,167,216	1,206,287
Grains	4,701,305	6,923,569	5,858,723	8,474,782
Interest rates	89,835,908	62,221,383	227,488,698	38,059,515
Livestock	456,775	424,545	341,540	385,873
Metals	5,327,527	6,452,504	14,309,963	1,538,046
Softs	1,692,274	1,758,404	1,243,813	1,421,786
Stock indices	26,696,455	37,762,557	62,391,217	16,211,508

Total futures
contracts	143,011,404	122,878,635	332,801,170	67,297,797

Forward currency
contracts	21,078,010	52,271,530	46,781,757	45,264,206

Total average
notional	$164,089,414	$175,150,165	$379,582,927	$112,562,003

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at September 30, 2022 and 2021. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the Managing Owner believes it is a more meaningful representation of notional values of the Trust’s open interest rate positions.

The averages have been calculated based on the amounts outstanding at the end of each quarter during the calculation period.

The customer agreements between the Trust, the futures clearing brokers, including Deutsche Bank Securities Inc. (a wholly-owned subsidiary of Deutsche Bank AG), BofA Securities, Inc. (formerly Merrill Lynch Pierce, Fenner & Smith Inc.) and Goldman Sachs & Co. LLC, as well as the FX prime brokers, Deutsche Bank AG (“DB”) and Bank of America, N.A. (“BA”), give the Trust the legal right to net unrealized gains and losses on open futures and foreign currency contracts. The Trust netted, for financial reporting purposes, the unrealized gains and losses on open futures and forward currency contracts on the Statements of Financial Condition as the criteria under Balance Sheet (Topic 210) of the codification were met.

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of September 30, 2022 and December 31, 2021.

Offsetting of derivative assets and liabilities at September 30, 2022

	Gross amounts of recognized assets	Gross amounts offset in the Statements of Financial Condition	Net amounts of assets presented in the Statements of Financial Condition
Assets
Futures contracts
Counterparty C	$1,126,494	$(400,676)	$725,818
Counterparty J	852,235	(355,868)	496,367
Counterparty L	2,013,963	(1,295,050)	718,913
Total futures contracts	3,992,692	(2,051,594)	1,941,098

Forward currency contracts
Counterparty G	1,801,172	(1,404,843)	396,329
Counterparty K	2,506,679	(1,394,111)	1,112,568
Total forward currency contracts	4,307,851	(2,798,954)	1,508,897

Total assets	$8,300,543	$(4,850,548)	$3,449,995
			(Continued)

		Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net amounts of assets presented in the Statements of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$725,818	$-	$(725,818)	$-
Counterparty G	396,329	-	-	396,329
Counterparty J	496,367	-	(496,367)	-
Counterparty K	1,112,568	-	-	1,112,568
Counterparty L	718,913	-	(718,913)	-

Total	$3,449,995	$-	$(1,941,098)	$1,508,897

(1) Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange.
(2) Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets and liabilities presented in the Statements of Financial Condition for each respective counterparty.
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of September 30, 2022.

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

The Trust’s forward currency trading activities are cleared through DB and BA. The Trust’s concentration of credit risk associated with DB or BA nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB and BA. The amount of such credit risk was $8,234,708 and $7,581,603 at September 30, 2022 and December 31, 2021, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and nine months ended September 30, 2022 and 2021. Profit share earned (from Unitholders' redemptions) is credited to the New Profit Memo Account as defined in the Trust’s Declaration of Trust and Trust Agreement (the “Trust Agreement”).

	Three months ended:
	September 30,	September 30,
	2022	2021
Profit share earned	$3,645	$-
Reversal of profit share (1)	(427,506)	-
Profit share accrued	730,277	-
Total profit share	$306,416	$-

	Nine months ended:
	September 30,	September 30,
	2022	2021
Profit share earned	$4,222	$-
Profit share accrued	730,277	-
Total profit share	$734,499	$-

(1) On July 1st

5. RELATED PARTY TRANSACTIONS

The Trust pays all routine expenses, such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee's fees, the charges of an outside accounting services agency and the expenses of updating the Trust's Prospectus), as well as extraordinary costs. At September 30, 2022 and December 31, 2021, the Managing Owner is owed $58,032 and $0, respectively, from the Trust in connection with such expenses it has paid on the Trust's behalf (and is included in "Due to Managing Owner" in the Statements of Financial Condition).

Series 1 Unitholders who redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the Managing Owner. There was no redemption charge payable at September 30, 2022 or December 31, 2021.

6. FINANCIAL HIGHLIGHTS

Per unit operating performance for Series 1, Series 3, Series 4 Units and Series 5 is calculated based on Unitholders’ Trust capital for each Series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of Units during the period. Weighted average number of Units for each Series is detailed below:

	Three months ended September 30,		Nine months ended September 30,		Date of first issuance
	2022	2021	2022	2021

Series 1	59,198.816	64,901.464	60,551.026	68,048.603	July 23, 2001
Series 3	10,120.422	12,190.496	10,280.062	12,694.463	September 1, 2009
Series 4	4,132.847	4,086.684	4,102.051	4,098.511	November 1, 2010
Series 5	3,849.201	3,479.545	3,868.290	3,341.557	April 1, 2018

7. BROKERAGE AND CUSTODIAL FEES

Per the Trust agreement, selling agents are prohibited from receiving amounts in excess of 9.5% of the gross offering proceeds of Series 1 Units sold subsequent to August 12, 2009. During the three and nine months ended September 30, 2022 and 2021, the Managing Owner rebated to the Trust for the benefit of all holders of Series 1 Units, all amounts that would have otherwise been due to selling agents but for the 9.5% cap. Further, in certain cases, there are Series 1 Units that remain outstanding, where there is no longer a selling agent associated with such Units. Beginning in August 2014, the Managing Owner rebated such amounts to the Trust for the benefit of all holders of Series 1 Units. The total amounts rebated to the Trust for both of these items, included in “Brokerage and custodial fees” in the Statements of Operations, were as follows:

	Three months ending September 30,		Nine months ending September 30,
	2022	2021	2022	2021

Brokerage fee rebates	$ 145,944	$ 148,413	$ 431,086	$ 479,514

8. SUBSEQUENT EVENTS

The Managing Owner has performed its evaluation of subsequent events from October 1, 2022 to November 14, 2022, the date this Form 10-Q was filed. Based on such evaluation, no further events were discovered that required disclosure or adjustment to the financial statements.

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

During its operations for the three and nine months ended September 30, 2022, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

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

Periods ended September 30, 2022

Month Ended:		Total Trust Capital

September 30, 2022		$116,132,729
June 30, 2022		111,298,412
December 31, 2021		102,125,343

	Three Months ended	Nine Months ended
Change in Trust Capital	$4,834,317	$14,007,386
Percent Change	4.34%	13.72%

THREE MONTHS ENDED SEPTEMBER 30, 2022

The increase in the Trust’s net assets of $4,834,317 was attributable to subscriptions of $15,773 and net income after profit share of $6,013,420, which were partially offset by redemptions of $1,194,876.

Brokerage fees are calculated on the net asset value of the Series 1 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three months ended September 30, 2022 decreased $33,531 (net of Managing Owner commission rebate to Unitholders) relative to the corresponding period in 2021 due to a decrease in the Trust’s Series 1 net assets during the respective periods.

Administrative expenses for the three months ended September 30, 2022 decreased $110,021 relative to the corresponding period in 2021. The decrease was due mainly to an elimination of costs related to maintaining an effective registration statement during the three months ended September 30, 2022 relative to the corresponding period in 2021.

Management fees are calculated on the net asset value of the Series 3 Units and Series 5 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three months ended September 30, 2022 increased $3,133 relative to the corresponding period in 2021 due to an increase in the Trust’s Series 3 and Series 5 net assets during the respective periods.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the three months ended September 30, 2022 increased $423,758 relative to the corresponding period in 2021. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the three months ended September 30, 2022.

During the three months ended September 30, 2022, the Trust experienced net realized and unrealized gains of $7,214,373 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $1,206,775, administrative expenses of $125,973, custody fees and other expenses of $7,151 and management fees of $127,592 were incurred. The Trust’s gains achieved from trading operations, in addition to interest income of $427,010, and Managing Owner commission rebate to Unitholders of $145,944 were partially offset by the Trust's expenses and profit share of $306,416, resulting in net income after profit share to the Managing Owner of $6,013,420. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Trust Capital
Currencies	2.19%
Energies	(3.59)%
Grains	(0.87)%
Interest rates	7.75%
Livestock	(0.09)%
Metals	0.25%
Softs	(0.35)%
Stock indices	1.50%

Trading gain	6.79%

NINE MONTHS ENDED SEPTEMBER 30, 2022

The increase in the Trust’s net assets of $14,007,386 was attributable to subscriptions of $806,601 and net income after profit share of $19,103,956, which were partially offset by redemptions of $5,903,171.

Brokerage fees are calculated on the net asset value of the Series 1 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the nine months ended September 30, 2022 decreased $247,066 (net of the Managing Owner commission rebate to Unitholders) relative to the corresponding period in 2021 due to a decrease in the Trust’s Series 1 net assets during the respective periods.

Administrative expenses for the nine months ended September 30, 2022 decreased $139,577 relative to the corresponding period in 2021. The decrease was due mainly to an elimination of costs related to maintaining an effective registration statement during the nine months ended September 30, 2022 relative to the corresponding period in 2021.

Management fees are calculated on the net asset value of the Series 3 Units and Series 5 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the nine months ended September 30, 2022 decreased $6,059 relative to the corresponding period in 2021 due to a decrease in the Trust’s Series 3 and Series 5 net assets during the respective periods.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the nine months ended September 30, 2022 increased $720,032 relative to the corresponding period in 2021. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the nine months ended September 30, 2022 relative to the corresponding period in 2021.

During the nine months ended September 30, 2022, the Trust experienced net realized and unrealized gains of $23,163,001 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $3,598,503, administrative expenses of $508,724, custody fees and other expenses of $21,321 and management fees of $371,051 were incurred. Interest income of $743,967, and Managing Owner commission rebate to Unitholders of $431,086 were partially offset by the Trust’s expenses and profit share of $734,499, resulting in net income after profit share to the Managing Owner of $19,103,956. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Trust Capital
Currencies	6.62%
Energies	6.92%
Grains	(0.21)%
Interest rates	3.70%
Livestock	0.19%
Metals	(0.10)%
Softs	0.09%
Stock indices	7.42%

Trading gain	24.63%

MANAGEMENT DISCUSSION –2022

Three months ended September 30, 2022

The Trust was profitable during the quarter as gains from trading interest rate futures, stock index futures and currency forwards outweighed losses from trading commodity futures, especially energy futures.

During the quarter, market participants wavered between risk on and risk off actions as they attempted to decide how persistently aggressive global central banks, led by the Federal Reserve Bank (the “Fed”), would be in tightening financial conditions to control high inflation, particularly if it led to slowing growth, recession or rising unemployment. In addition, markets faced pressures from Russia’s war on Ukraine, the energy crisis and recession in Europe, expanding U.S.-China geopolitical tensions, and slower Chinese growth in part due to the property market slump and zero-Covid lockdowns.

Global stocks, which had rallied sharply between mid-June and mid-August while the market hoped the Fed was pivoting toward less restrictive monetary policy, tumbled after numerous Federal Open Market Committee members led by Chairman Powell emphasized their unwavering resolve to raise interest rates to curb inflation even though “…consumers and business will feel economic pain.” Equity markets plunged while global interest rates surged, and worries about slowing global growth and a rising dollar potentially portended significant earnings declines. Short positions in U.S., Chinese, Korean, EAFE and emerging markets index futures were profitable. A short VIX trade was also profitable during the first half of the quarter. Meanwhile, short positions in Brazilian, Australian, French, Spanish and Indian index futures, and trading of Canadian and Japanese futures produced partially offsetting losses, especially early in the quarter.

Interest rates declined in July and investors perhaps felt that recession risks would keep central banks from hiking rates aggressively. Subsequently, however, global interest rates rose sharply and global central banks appeared intent on raising official interest rates faster and holding them at higher terminal levels for longer than previously expected in order to reduce inflation, even at the potential expense of slower growth, recession and rising unemployment. The new UK government’s late September announcement of a controversial debt-fueled economic policy of energy subsidies and tax cuts hitting the markets at the same time as the Bank of England was readying QT likely contributed to the upward pressure on rates. Short positions in U.S., European and U.K. interest rate futures, especially short-term futures, were profitable. In addition, long positions in British, Japanese, Canadian and Australian interest rate futures were profitable in July.

Long U.S. dollar trades were profitable during the quarter as the Bloomberg DXY index rose about 7 1/2% and touched 20-year highs against the backdrop of a hawkish Fed, relatively better U.S. growth outlook as compared to Europe and China, and amidst continuing geopolitical unrest. Long U.S. dollar positions versus the European Union euro, Swiss franc, Norwegian krone, Swedish krona, United Kingdom pound sterling, Japanese yen and Canadian, Australian, and New Zealand dollars were profitable. On the other hand, trading the U.S. dollar against the Brazilian, Indian, Korean, South African, Israeli and Polish currencies generated partially offsetting losses.

Although energy supplies remained tight during the quarter, crude oil and crude product prices declined amid higher interest rates and tighter monetary policy, a stronger U.S. dollar, concern about probable European and U.S. recessions, and China’s persistent efforts to tame COVID-19 and repair the property sector. Long positions in Brent crude, WTI crude, RBOB gasoline, London gas oil and heating oil were unprofitable. In addition, a short U.S. natural gas trade was unprofitable in July when prices jumped in the wake of increased restrictions on flows of Russian gas to Europe through the Nord Stream 1 pipeline.

Grain prices rose following the USDA’s report of worsening crop conditions owing in part to heatwaves in the U.S. Midwest and plains. Meanwhile, the European Union's crop monitoring service, MARS, lowered its yield forecasts for summer crops in the European Union as it expected further damage in part from recent dry and hot weather, particularly with a major cut in corn. In addition, higher import demand from China, a major consumer, underpinned grain prices. Short corn and soybean meal positions were unprofitable. Trading of soybean oil was also slightly unprofitable.

Despite weakening demand and a global growth slowdown, cotton prices were impacted by a drought in the U.S. and heavy rains and pests in India which severely damaged cotton crops. Hence, a short cotton trade was unprofitable. Trading of coffee and sugar were also marginally unprofitable.

Rising interest rates, a strengthening U.S. dollar, evolving sanctions on Russia, Europe’s energy crisis and recession worries impacted metal prices. Short positions in aluminum, gold, London copper and silver were profitable. Silver prices were also affected by declining sales of silver jewelry in China and India as stores closed amid COVID outbreaks. On the other hand, a short zinc trade was unprofitable.

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

CONTRACTUAL OBLIGATIONS

The Trust does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Trust’s sole business is trading futures, forward currency, spot, option, and swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Trust for less than four months before being offset or rolled over into new contracts with similar maturities. The Trust’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Trust’s open futures and forward currency contracts, both long and short, at September 30, 2022 and December 31, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

The Managing Owner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Trust as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the

Managing Owner’s internal controls over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Managing Owner’s internal controls over financial reporting with respect to the Trust.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)There have been no sales of unregistered securities of the Trust during the three months ended September 30, 2022.

(b)Pursuant to the Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding and Units are not reissued once redeemed.

The following table summarizes the redemptions by Unitholders during the three months ended September 30, 2022. There were no Series 5 redemptions during the three months ended September 30, 2022.

	Series 1		Series 3		Series 4
Date of Redemption	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit

July 31, 2022	142.027	$1,125.31	77.567	$1,795.31	-	$2,419.38
August 31, 2022	257.075	1,170.07	16.145	1,858.17	-	2,527.87
September 30, 2022	228.700	1,269.97	130.405	1,992.68	5.335	2,757.19
Total	627.802		224.117		5.335

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
Managing Owner

Date: November 14, 2022
/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)