Form 10-K
period 2022-12-31
GLOBAL MACRO TRUST
filed 2023-03-31
CIK 1145765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended: December 31, 2022

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Documents Incorporated by Reference

Registrant’s Financial Statements for the years ended December 31, 2022 and 2021 and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2022, is incorporated by reference into Part II Item 8 and Part IV hereof and filed as an exhibit herewith.

PART I

Item 1.    Business

(a)    General development of business

Global Macro Trust (the “Trust”) is a Delaware statutory trust organized on July 23, 2001 pursuant to a Declaration of Trust and Trust Agreement (the “Trust Agreement”), under the Delaware Statutory Trust Act. The Trust originally filed a registration statement, under the Securities Act of 1933, as amended (the “Securities Act”), with the Securities and Exchange Commission (“SEC”) to register units of beneficial interest (the “Units”), which registration statement became effective March 26, 2002. Between April 1, 2002 and June 30, 2002, the Units were publicly offered at an initial price of $1,000 per Unit. The Trust commenced operations on July 1, 2002. The Trust has subsequently registered additional Units with the SEC. The net asset value of a Series 1 Unit that originally sold for $1,000 as of July 1, 2002 was $1,222.81 as of December 31, 2022. The net asset value of a Series 3 Unit that originally sold for $1,180.91 as of September 1, 2009 was $1,950.63 as of December 31, 2022. The net asset value of a Series 4 Unit that originally sold for $1,315.33 as of November 1, 2010 was $2,693.63 as of December 31, 2022. The net asset value of a Series 5 Unit that originally sold for $1,500.00 as of April 1, 2018 was $1,818.24 as of December 31, 2022.

Effective September 29, 2017, previously offered Series 1 and Series 2 Units are not being offered by the Trust. All Series 2 Units have been redeemed as of August 31, 2017, while outstanding Series 1 Units remain subject to their original terms.

 As of December 31, 2022, Units were being offered on a monthly basis at net asset value per Unit. The Units are offered through a number of registered broker-dealer selling agents on a best efforts basis.

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

The Managing Owner invested $400 in the Trust as an initial capital contribution to the Trust and $2,000,000 in the Trust at the outset of trading and subsequently has contributed an additional $3,812,100 and has redeemed $51,497,257 as of December 31, 2022. After reflecting net income of $8,634,163 and profit share of $39,318,518 from inception up to and including December 31, 2022, this investment totaled $2,267,924, as of December 31, 2022.

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

Over approximately 52 years, the Managing Owner and its predecessor entities have developed hundreds of trading systems. These trading systems generate buy or sell decisions in a particular market based on the analysis of a range of quantitative data, and the interactions of such data, in the particular market or in markets in general.

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

Deutsche Bank Securities Inc. (“Deutsche Bank”), BofA Securities Inc. (“BofA”) and Goldman Sachs & Co. LLC (“GS&Co”) act as the futures brokers for the Trust. The Trust also currently engages in currency forward trading with Deutsche Bank AG and Bank of America, N.A., which serve as the Trust’s prime brokers for such transactions, but may utilize the services of additional prime brokers or engage in such trading with other banks and dealers as well. At the present time, the Trust clears its currency forward trades with Deutsche Bank AG and Bank of America, N.A. The Trust pays “bid ask” spreads on its forward trades, as such spreads are incorporated into the pricing of forward contracts. The Managing Owner monitors the Trust’s trades to ensure that the prices it receives are competitive.

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

(b)    Holders

As of December 31, 2022, there were 2,034 holders of Series 1 Units, 284 holders of Series 3 Units, 1 holder of Series 4 Units and 73 holders of Series 5 Units.

(c)    Dividends

No distributions or dividends have been made on the Units, and the Managing Owner has no present intention to make any.

(d)    Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)    Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There have been no sales of unregistered securities of the Trust during 2020, 2021 or 2022.

(f)    Purchases of Equity Securities by the Issuer

Pursuant to the Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following table summarizes the redemptions by Series 1, Series 3, Series 4 and Series 5 Unitholders during the fourth calendar quarter of 2022.

	Series 1 Units	Series 1	Series 3 Units	Series 3	Series 4 Units	Series 4	Series 5 Units	Series 5
Redemption Date	Redeemed	Unit NAV	Redeemed	Unit NAV	Redeemed	Unit NAV	Redeemed	Unit NAV
October 31, 2022	(99.674)	1,288.85	(383.540)	2,023.47	0.000	2,811.93	(206.681)	1,888.13
November 30, 2022	(547.774)	1,156.43	(161.400)	1,858.09	0.000	2,535.06	(171.861)	1,732.81
December 31, 2022	(311.190)	1,222.81	(203.500)	1,950.63	(105.267)	2,693.63	(12.491)	1,818.24
	(958.638)		(748.440)		(105.267)		(391.033)

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

The Trust’s assets are generally held as cash or cash equivalents, including short-term U.S. government obligations, which are used to margin the Trust’s futures, forward and spot currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Trust’s futures, forward and spot trading, the Trust’s assets are highly liquid and are expected to remain so. During its operations through December 31, 2022, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

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

2022

During 2022, the Trust achieved net realized and unrealized gains of $19,846,529 from its trading operations (including foreign exchange transactions and translations). Brokerage fees of $4,822,238, management fees of $497,268, administrative expenses of $550,692 and custody fees and other expenses of $29,984 were paid or accrued. The Trust allocated $549,499 in profit share to the New Profits Memo Account for the benefit of the Managing Owner. Interest income of $1,489,408 and Managing Owner commission rebate to Unitholders of $586,089 partially offset the Trust’s expenses resulting in a net income after profit share to the Managing Owner of $15,472,345.

An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	5.10%
Energies	8.91%
Grains	(0.88)%
Interest rates	4.62%
Livestock	0.06%
Metals	(0.76)%
Softs	0.12%
Stock indices	3.69%

Total	20.86%

The Trust was profitable for the period under review as gains from trading energy futures, interest rate futures, equity futures and currency forwards far outpaced losses from trading non-energy futures.

From the start of the year through mid-June, market participants grew gloomy, equity and bonds prices plunged, the U.S. dollar soared and commodity prices neared record highs before beginning a descent. These market actions were likely impacted by: rising inflation and an increasingly hawkish monetary policy response from global central banks; recession fears; Russia’s war on Ukraine; turbulent commodity markets; China’s growth slowdown, property market slump and ZERO COVID lockdowns; and growing tensions between the U.S. and China. Thereafter, from mid-June through year-end, market participants alternated between periods of optimistic/risk-on and pessimistic/risk-off actions. Investors’ risk appetite seemingly improved as the market seemed to believe that improving inflation data may lead global central banks to follow a less hawkish policy path and China signaled increased support for its depressed real estate sector, an end to its ZERO COVID policy and a friendlier stance toward private sector businesses. On the other hand, some factors that impacted the first half of the year —tight money, recession fears, the energy crisis, Russia’s war on Ukraine, and U.S.-China tensions — contributed to selling pressures affecting equity, fixed income, commodity and currency markets. Market volatility was impacted by the rollout of a U.K. fiscal policy proposal by short-lived Prime Minister Truss in September and by Xi Jinping’s consolidation of power at the Communist Party Congress in early October.

During the first half of 2022, crude oil prices rose amid concerns of entering an oil-market squeeze triggered by too little investment and disciplined supply management from both Organization of the Petroleum Exporting Countries (“OPEC+”) and non-OPEC producers juxtaposed against oil consumption recovering toward pre-pandemic levels as economies started to reopen and as the Russia-Ukraine war generated fears that Russian energy supplies would be negatively impacted. Russia is among the top three global producers of crude oil and natural gas. In this environment, long positions in Brent crude, WTI crude, RBOB gasoline, London gas oil and heating oil were solidly profitable. Also, a long natural gas position was profitable during the second quarter. Although energy supplies remained limited during the second half of 2022, energy prices were volatile, and crude oil and crude product prices declined amid higher interest rates and tighter monetary policy, a stronger U.S. dollar, concern about possible European and U.S. recessions, China’s persistent COVID-19 control and property sector efforts, and a significant release of oil from the U.S. strategic petroleum reserve. During the July-December period, trading of energy futures was unprofitable as losses from Brent crude, WTI crude, London gas oil and natural gas outdistanced profits from RBOB gasoline and heating oil, thereby reducing somewhat the overall yearly gain from energy trading.

Global central banks’ embrace of hawkish monetary policy stances in an effort to control high inflation; China’s growth slowdown and property market distress; Europe’s struggles with high energy prices; and the stagflationary impacts of the Russia-Ukraine war raised fears of a global recession, contributing to increased volatility and significant losses for global equities during 2022. Consequently, short positions in Chinese, Hong Kong, Korean, Singaporean, EAFE, Emerging market, U.K., German, Italian, and Brazilian equity index futures were profitable. On the other hand, trading of U.S., Dutch, French, EURO STOXX, Japanese, Taiwanese, Australian, Canadian and the VIX stock index futures posted partially offsetting losses.

Led by central banks, including the Federal Reserve (“Fed”), European Central Bank (“ECB”), Bank of England and the Bank of Japan (“BOJ”), global interest rates increased throughout the year. Short positions in U.S., European, British and Canadian short-term interest rate futures were particularly profitable. Short positions in the German bund and U.S., British and Italian notes and bonds were also profitable, especially during the second half of the year. On the other hand, during the first half of 2022, long positions in German, Australian, Canadian and Japanese longer-term interest rate futures and trading of the U.S. 5-year note and French 10-year bond registered partially offsetting losses.

The Bloomberg BBDXY dollar index gained about 15% over the first nine months of 2022 against the backdrop of a hawkish Fed, a relatively stronger U.S. growth outlook as compared to Europe and China, and continuing geopolitical unrest. During the fourth quarter, the U.S. dollar declined about 8.5% through year-end as the Fed reduced the pace of its interest rate increases at its December meeting while the ECB and BOJ were relatively more hawkish than the Fed at their December meetings, perhaps impacted by the cumulative effect of past central bank FX market interventions against the U.S. dollar and Chinese efforts to speed up the reopening of their economy. Overall, long U.S. dollar positions versus the European Union euro, Japanese yen, Australian dollar, Canadian dollar and Chilean peso were profitable. Short U.S. dollar trades versus the high yielding Mexican peso and Brazilian real were profitable as well. On the other hand, trading the U.S. dollar against the currencies of New Zealand, the U.K., Sweden, India and Israel produced partially offsetting losses. Finally, a short U.S. dollar/long Russian ruble trade was closed out at a loss during February when the Trust halted trading of the Russian currency.

Metals markets were turbulent during the year amid a variety of forces including post-pandemic economic reopening, Russia’s invasion of Ukraine and ensuing sanctions, rising interest rates, recession fears and dollar volatility. Overall, trading of metal futures was unprofitable as losses from short gold and silver positions and from trading of aluminum and platinum outdistanced profits from a long nickel trade and a short copper trade.

Grain prices were also highly volatile during 2022. A short wheat trade was unprofitable during February-May as the Russian invasion of Ukraine impacted prices. A short soybean meal position was unprofitable during the summer when prices rose after the USDA and the European Union’s crop monitoring service reported worsening crop conditions due to damage from hot, dry weather. Trading of soybean oil, Kansas City wheat and soybeans was also unprofitable.

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

Item 8.    Financial Statements and Supplementary Data

Financial statements required by this item, including the report of Deloitte & Touche LLP (PCAOB ID: 34) for the fiscal years ended December 31, 2022 and 2021, are included as Exhibit 13.01 to this report. Supplementary data is not required.

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

The Managing Owner assessed the effectiveness of its internal control over financial reporting with respect to the Trust as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on its assessment, management has concluded that, as of December 31, 2022, the Managing Owner’s internal control over financial reporting with respect to the Trust is effective based on those criteria.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the Managing Owner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in the Trust’s internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

.

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

The principals and senior officers of the Managing Owner as of December 31, 2022 are as follows:

Harvey Beker, age 69. Mr. Beker is Chairman of the Managing Owner and serves as a member of the Managing Owner’s Investment Committee. He received a Bachelor of Arts degree in economics from New York University (“NYU”) in 1974 and a Master of Business Administration degree in finance from NYU in 1975. From June 1975 to July 1977, Mr. Beker was employed by the investment bank Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies. From July 1977 to June 1978, Mr. Beker was a futures trader at the commodities and securities brokerage firm of Clayton Brokerage Co. of St. Louis. Mr. Beker joined The Millburn Corporation in June 1978. He initially served as the Director of Operations for its affiliate, Millburn Partners, and most recently thereafter served as Co-Chief Executive Officer of the Managing Owner and Chairman and Chief Executive Officer of The Millburn Corporation until November 1, 2015. During his tenure at the Managing Owner (including its former affiliates, The Millburn Corporation, Millburn Partners and CommInVest Research Limited Partnership (“CommInVest”)), he has been instrumental in the development of the research, trading and operations areas. Mr. Beker became a principal of the firm in June 1982, and a partner in the predecessor to ShareInVest Research L.P. (“ShareInVest”) in April 1982. Mr. Beker became registered as an Associated Person and a Swap Associated Person of the Managing Owner effective November 25, 1986 and March 8, 2013, respectively. He was also listed as a Principal and registered as an Associated Person of ShareInVest effective February 20, 1986 until February 25, 2007. Since March 20, 2020 Mr. Beker has also served as Chairman of Millburn Asia, LLC and Millburn International, LLC (collectively, “Millburn International Group”) and prior to that date served as Co-Chairman of each such entity since its inception.

Gregg R. Buckbinder, age 64. Mr. Buckbinder is President and Chief Operating Officer of the Managing Owner. He joined the Managing Owner and The Millburn Corporation in January 1998 from Odyssey Partners, L.P., an investment management firm, where he was responsible for the operation, administration and accounting of the firm’s merchant banking and managed account businesses from July 1990 through December 1997. Mr. Buckbinder was employed by Tucker Anthony, a securities broker and dealer, from June 1985 to July 1990 where he was First Vice President and Controller, and from August 1983 to June 1984 where he designed and implemented various operations and accounting systems. He was with the public accounting firm of Ernst & Whinney from June 1984 to June 1985 as a manager in the tax department and from September 1980 to August 1983 as a senior auditor, with an emphasis on clients in the financial services business. Mr. Buckbinder graduated cum laude from Pace University (“Pace”) in 1980 with a B.B.A. in accounting and received an M.S. in taxation from Pace in 1988. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. Mr. Buckbinder served as Senior Vice-President of the Managing Owner and The Millburn Corporation until November 1, 2015, the Chief Financial Officer of the Managing Owner until February 1, 2020, and has since served as the President and Chief Operating Officer of both entities with his affiliation with The Millburn Corporation ceasing on December 31, 2018 upon The Millburn Corporation’s merger into the Managing Owner. Mr. Buckbinder has also served as Senior Vice President, Chief Operating Officer and a Director of each entity in Millburn International Group since inception. Mr. Buckbinder became listed as a Principal of the Managing Owner effective February 5, 1999. He became listed as a Principal of The Millburn Corporation effective March 23, 1998 until January 17, 2019 following The Millburn Corporation’s merger into the Managing Owner. Mr. Buckbinder became a partner in ShareInVest in January 2000. He was also listed as a Principal of ShareInVest effective February 28, 2001 until February 25, 2007.

Michael W. Carter, age 53. Mr. Carter is a Vice President, Director of Operations and Principal Accounting Officer of the Managing Owner. He is responsible for overseeing operations and accounting for the firm’s commodity pools. Mr. Carter has served as Principal Accounting Officer of the Managing Owner since May 2014, and prior to the merger of The Millburn Corporation into the Managing Owner on December 31, 2018, also served as Vice President and Director of Operations of The Millburn Corporation since January 2011, maintaining responsibility for the entity’s operations. Mr. Carter previously held the positions of Fund Controller (February 2001 until February 2011) and Senior Accountant (March 2000 until February 2001) with The Millburn Corporation. He graduated from Rutgers, The State University of New Jersey – Newark in May 1997 with a B.S. in Accounting. Prior to joining the Managing Owner and its affiliates in March 2000, he was employed with the accounting firm Rothstein Kass & Company, P.C., as a fund accountant from March 1997 until September 1997 and as a staff auditor from September 1997 until June 1999, and then an equity analyst covering restaurants with the brokerage firm of Sidoti & Company, LLC, which conducts independent small-cap equity research for institutional investors, from June 1999 until February 2000. He is a Certified Public Accountant. Mr. Carter became listed as Principal of the Managing Owner effective April 22, 2014. Mr. Carter’s affiliation with The Millburn Corporation ceased on December 31, 2018 upon its merger into the Managing Owner.

Steven M. Felsenthal, age 53. Mr. Felsenthal is General Counsel and Chief Compliance Officer of the Managing Owner. Prior to joining the Managing Owner and its affiliates (including its former affiliate The Millburn Corporation) in January 2004, Mr. Felsenthal was a senior associate in the investment management group at the law firm of Schulte Roth & Zabel LLP (September 1999 to January 2004), where he represented and advised hedge funds, registered investment companies, investment advisers, broker-dealers and banks in connection with all facets of their asset management businesses, and a member of the tax department of the law firm of Kramer, Levin, Naftalis & Frankel LLP (October 1996 to September 1999). He graduated cum laude from Yeshiva University in 1991 with a B.A. in political science, and order of the coif from Fordham University School of Law in 1996, where he also served as an editor of the Fordham Environmental Law Journal. Mr. Felsenthal received an LL.M degree in taxation from NYU School of Law in 2001 and has written and been quoted in numerous published articles, and frequently speaks at conferences, on various topics related to investment management. Mr. Felsenthal is a member of the New York State Bar (since August 1997), a member of NFA’s Compliance and Risk Committee (since May 2014), a member of MFA’s CTA, CPO and Futures Committee, serving as a Chair (since April 2018) and Vice Chair (February 2017 to April 2018), a former member of the Steering Committee of MFA’s Chief Compliance Officer Forum (June 2014 to December 2015), former Chairman of MFA’s CPO/CTA Advisory Committee (November 2006 to June 2010) and former Co-Chairman of the Steering Committee of MFA’s CPO/CTA Forum (June 2010 to January 2013), is currently a member of the Editorial Boards of the Journal of Securities Operations & Custody (formerly known as the Journal of Securities Law, Regulation and Compliance) (since February 2007) and the Journal of Financial Compliance (since August 2017) and a regular lecturer for the Regulatory Compliance Association’s Chief Compliance Officer University (since May 2009). Mr. Felsenthal also served as General Counsel, Chief Compliance Officer and Secretary of each entity in Millburn International Group since inception. Mr. Felsenthal became listed as a Principal of the Managing Owner effective June 24, 2004. Mr. Felsenthal also served as General Counsel and Chief Compliance Officer of ShareInVest. Mr. Felsenthal’s affiliation with The Millburn Corporation ceased on December 31, 2018 upon its merger into the Managing Owner.

Mark B. Fitzsimmons, age 75. Mr. Fitzsimmons is a Senior Vice President of the Managing Owner. His responsibilities mainly involve business development. He joined the Managing Owner and its affiliates (including its former affiliate The Millburn Corporation) in January 1990 from the brokerage firm of Morgan Stanley & Co. Incorporated, a global financial services firm, where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm from October 1987 until January 1990. From September 1977 to October 1987, he was with the financial institution Chemical Bank New York Corporation (“Chemical”), first as a Senior Economist in Chemical’s Foreign Exchange Advisory Service and later as a Vice President and Manager of Chemical’s Corporate Trading Group. While at Chemical he also traded both foreign exchange and fixed income products. From September 1973 to September 1977, Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department. He graduated summa cum laude from the University of Bridgeport, Connecticut in 1970 with a B.S. degree in economics. His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973. Mr. Fitzsimmons became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the Managing Owner effective July 2, 1993, April 15, 2009, and March 8, 2013, respectively. Mr. Fitzsimmons was a partner in ShareInVest beginning in January 2000. He was also a listed Principal of ShareInVest effective May 19, 1999 until February 25, 2007. Mr. Fitzsimmons also served as a Senior Vice President of The Millburn Corporation until December 31, 2011 with his main responsibilities including business development and investment strategy.

Barry Goodman, age 65. Mr. Goodman is Co-Chief Executive Officer and Executive Director of Trading of the Managing Owner, and serves as a member of the Managing Owner’s Investment Committee. Mr. Goodman plays an integral role in business and product development, and in the strategic direction of the firm as a whole. Mr. Goodman joined the Managing Owner (including its former affiliate The Millburn Corporation) and Millburn Partners in November 1982 as Assistant Director of Trading and thereafter served as Executive Vice President of the Managing Owner and The Millburn Corporation until November 1, 2015. Mr. Goodman has since served as Co-Chief Executive Officer and Executive Director of Trading of both entities with his affiliation with The Millburn Corporation ceasing on December 31, 2018 upon the merger of The Millburn Corporation into the Managing Owner. His responsibilities include overseeing the firm’s trading operations and managing its trading relationships, as well as the design and implementation of trading systems. From September 1980 through October 1982, he was a commodity trader at the brokerage firm of E. F. Hutton & Co., Inc. (“E.F. Hutton”). At E.F. Hutton, he also designed and maintained various technical indicators and coordinated research projects pertaining to the futures markets. Mr. Goodman graduated magna cum laude from Harpur College of the State University of New York in 1979 with a B.A. in economics. Mr. Goodman has also served as President and a Director of each entity in Millburn International Group since inception. Mr. Goodman became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the Managing Owner effective December 19, 1991, May 23, 1989 and January 14, 2013, respectively. He became a partner in ShareInVest in January 1994. Mr. Goodman was a listed Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Grant N. Smith, age 71. Mr. Smith is Co-Chief Executive Officer and Chief Investment Officer of the Managing Owner, and serves as a member of the Managing Owner’s Investment Committee. He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm. He received a B.S. degree from the Massachusetts Institute of Technology (“MIT”) in 1974 and an M.S. degree from MIT in 1975. While at MIT, he held several teaching and research positions in the computer science field and participated in various projects relating to database management. He joined the predecessor entity to The Millburn Corporation in June 1975, and has been continuously associated with the Managing Owner and its affiliates since that time. Mr. Smith served as the Executive Vice President of the Managing Owner and The Millburn Corporation until November 1, 2015 and as the Director of Research of both such entities until May 31, 2016. He has since served as the Co-Chief Executive Officer and Chief Investment Officer of both entities with his affiliation with The Millburn Corporation ceasing on December 31, 2018 upon the merger of The Millburn Corporation into the Managing Owner. He has also served as a Director of each entity in Millburn International Group since inception, where he, along with the other Directors of each of those entities, is responsible for its overall management. Mr. Smith became listed as a Principal and registered as an Associated Person and Swap Associated Person of the Managing Owner, effective December 19, 1991, April 15, 2009 and March 8, 2013, respectively. Mr. Smith also became a partner in ShareInVest in January 1994. He also was listed as a Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Ilon Wu, age 46. Ms. Wu is a Vice President and Chief Financial Officer of the Managing Owner.  Her areas of responsibility include overseeing the accounting and finance for the Managing Owner and accounting and administration of many of the investment vehicles managed by the Managing Owner.  Ms. Wu has served as Chief Financial Officer of the Managing Owner since January 2020, before which she served as Controller of The Millburn Corporation (since January 2011), a position she held prior to the merger of The Millburn Corporation into the Managing Owner on December 31, 2018, and then in the same capacity at the Managing Owner. Ms. Wu previously held the positions of Assistant Controller (August 2005 until December 2010) and Senior Financial Accountant (June 2000 until August 2006) with The Millburn Corporation.  She graduated from Baruch College, The City University of New York in May 1998 with a B.B.A. in Accounting. Prior to joining the Managing Owner and its affiliates in June 2000, she was employed with the accounting firm Grant Thornton LLP, as a staff accountant from October 1998 to June 2000. She is a Certified Public Accountant. Ms. Wu became listed as Principal of the Managing Owner effective March 9, 2020. Ms. Wu’s affiliation with The Millburn Corporation ceased on December 31, 2018 upon its merger into the Managing Owner.

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

(b)    Security Ownership of Management

Under the terms of the Trust Agreement, the Trust’s affairs are managed by the Managing Owner, which has discretionary authority over the Trust’s trading. The Managing Owner’s managing owner interest was valued at $2,267,924 as of December 31, 2022, 2.10% of the Trust’s total capital.

(c)    Changes in Control

None.

(d)    Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

See “Item 11. Executive Compensation” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”  The Trust allocated to the Managing Owner $4,236,149 (net of $586,089 Managing Owner commission rebate to Unitholders) in brokerage and custodial fees and $497,268 in management fees and $549,499 in profit share for the year ended December 31, 2022. The Managing Owner’s capital interest was allocated net income of $517,996 for the year ended December 31, 2022. The Trust allocated to the Managing Owner $4,495,881 (net of $616,944 Managing Owner commission rebate to Unitholders) in brokerage and custodial fees and $498,572 in management fees for the year ended December 31, 2021. The Managing Owner’s capital interest was allocated net income of $224,861 for the year ended December 31, 2021. The Managing Owner has paid certain administrative expenses to third-parties on behalf of the Trust, related to legal, accounting, auditing, printing, postage and similar administrative expenses, and has been or will be reimbursed without interest by the Trust. The Trust is prohibited from making any loans.

Item 14.    Principal Accountant Fees and Services

(1)           Audit Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Trust’s financial statements and reviews of the financial statements included in the quarterly reports on Form 10-Q and in connection with the statutory and regulatory filings for the years ended December 31, 2022 and 2021 were approximately $95,000 and $88,000, respectively.

(2)           Audit-Related Fees

The Trust did not engage Deloitte & Touche LLP for internal control consulting services.

(3)           Tax Fees

The Trust did not engage Deloitte & Touche LLP for professional services for tax compliance, advice or planning services.

(4)           All Other Fees

There were no other fees for the years ended December 31, 2022 and 2021.

(5)           Pre-Approval Policies

The board of directors of the Managing Owner pre-approves the engagement of the Trust’s auditor for all services to be provided by the auditor.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1)    Financial Statements

The following are included with the 2022 Annual Report to Security Holders, a copy of which is filed herewith as Exhibit 13.01.

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

(a)(3)    Exhibits as required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Designation	Description

13.01	2022 Annual Report to Security Holders

31.01	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.03	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Operating Officer

31.04	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.01	Section 1350 Certification of Co-Chief Executive Officer

32.02	Section 1350 Certification of Co-Chief Executive Officer

32.03	Section 1350 Certification of President and Chief Operating Officer

32.04	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2023.

GLOBAL MACRO TRUST

By:	Millburn Ridgefield Corporation,
Managing Owner

By:	/s/ Harvey Beker
Harvey Beker
Chairman (Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Managing Owner of the Registrant and in the capacities and on the date indicated.

Title with
Signature	Managing Owner	Date

/s/ Harvey Beker	Chairman	March 31, 2023
Harvey Beker	(Director)

/s/ Barry Goodman	Co-Chief Executive Officer	March 31, 2023
Barry Goodman	(Principal Executive Officer)

/s/ Grant N. Smith	Co-Chief Executive Officer	March 31, 2023
Grant N. Smith	(Principal Executive Officer)

/s/ Gregg Buckbinder	President and Chief Operating Officer	March 31, 2023
Gregg Buckbinder	(Principal Executive Officer)

/s/ Michael W. Carter	Vice President	March 31, 2023
Michael W. Carter	(Principal Accounting Officer)

3
/s/ Ilon Wu	Chief Financial Officer	March 31, 2023
Ilon Wu	(Principal Financial Officer)

(Being the principal executive officers, the principal financial officer and principal accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

EXHIBIT INDEX

The following exhibits are included herewith

Designation	Description

13.01	2022 Annual Report to Security Holders

31.01	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.03	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Operating Officer

31.04	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.01	Section 1350 Certification of Co-Chief Executive Officer

32.02	Section 1350 Certification of Co-Chief Executive Officer

32.03	Section 1350 Certification of President and Chief Operating Officer

32.04	Section 1350 Certification of Chief Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Exhibit 13.1

.

Delaware Statutory Trust)
Global Macro Trust (A Delaware Statutory Trust) Financial Statements as of and for the Years Ended December 31, 2022 and 2021, and Report of Independent Registered Public Accounting Firm

GLOBAL MACRO TRUST

AFFIRMATION OF MILLBURN RIDGEFIELD CORPORATION

In compliance with the Commodity Futures Trading Commission’s regulations, I hereby affirm that to the best of my knowledge and belief, the information contained in the Statements of Financial Condition of Global Macro Trust, including the Condensed Schedules of Investments, as of December 31, 2022 and 2021, and the related Statements of Operations, Changes in Trust Capital and Financial Highlights for each of the two years in the period ended December 31, 2022 are complete and accurate.

Gregg Buckbinder, President
Millburn Ridgefield Corporation
Managing Owner of Global Macro Trust

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112-0015 USA Tel: +1 212 492 4000 Fax: +1 212 489 1687 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders of Global Macro Trust:

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying statements of financial condition of Global Macro Trust (the “Trust”), including the condensed schedules of investments, as of December 31, 2022 and 2021, the related statements of operations, changes in trust capital, and the financial highlights for each of the two years in the period ended December 31, 2022, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Trust as of December 31, 2022 and 2021, the results of its operations, the changes in trust capital, and the financial highlights for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of securities owned as of December 31, 2022, by correspondence with the custodian and brokers. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ Deloitte & Touche LLP
March 20, 2023

We have served as the auditor of one or more Millburn Ridgefield Corporation investment companies since 2004.

GLOBAL MACRO TRUST

STATEMENTS OF FINANCIAL CONDITION
AS OF DECEMBER 31, 2022 AND 2021

	2022	2021
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes — at fair value (amortized cost
$21,631,687 and $16,831,384)	$ 21,481,593	$ 16,826,505
Net unrealized appreciation on open futures and forward currency contracts	5,339,722	393,615
Due from brokers	5,460,903	3,488,546
Cash denominated in foreign currencies (cost $0 and $860,563)	-	852,118

Total equity in trading accounts	32,282,218	21,560,784

INVESTMENTS IN U.S. TREASURY NOTES — at fair value (amortized cost
$73,404,374 and $74,512,865)	73,025,294	74,498,647

CASH AND CASH EQUIVALENTS	6,518,465	7,661,202

ACCRUED INTEREST RECEIVABLE	584,235	610,661

TOTAL	$ 112,410,212	$ 104,331,294

LIABILITIES AND TRUST CAPITAL

LIABILITIES:
Subscriptions by Unitholders received in advance	$ -	$ 98,039
Net unrealized depreciation on open futures and forward currency contracts	-	651,560
Due to brokers	-	71,047
Accrued brokerage fees	377,000	353,622
Accrued management fees	40,785	38,778
Redemptions payable to Unitholders	1,083,735	353,287
Redemptions payable to Managing Owner	1,298,478	500,000
Accrued expenses	133,385	81,914
Cash overdraft denominated in foreign currencies (cost $1,255,479 and $58,614)	1,297,901	57,704

Total liabilities	4,231,284	2,205,951

TRUST CAPITAL:
Managing Owner interest (1,854.682 and 2,329.914 units outstanding)	2,267,924	2,499,928
Series 1 Unitholders (57,887.327 and 62,620.242 units outstanding)	70,785,087	67,189,838
Series 3 Unitholders (9,204.522 and 10,514.052 units outstanding)	17,954,584	17,635,045
Series 4 Unitholders (4,040.492 and 3,881.484 units outstanding)	10,883,596	8,660,732
Series 5 Unitholders (3,458.143 and 3,895.148 units outstanding)	6,287,737	6,139,800

Total trust capital	108,178,928	102,125,343

TOTAL	$ 112,410,212	$ 104,331,294

NET ASSET VALUE PER UNIT OUTSTANDING:
Series 1 Unitholders	$ 1,222.81	$ 1,072.97
Series 3 Unitholders	$ 1,950.63	$ 1,677.28
Series 4 Unitholders	$ 2,693.63	$ 2,231.29
Series 5 Unitholders	$ 1,818.24	$ 1,576.27

See notes to financial statements

GLOBAL MACRO TRUST

CONDENSED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2022

	Net Unrealized
	Appreciation
	(Depreciation)	Net Unrealized
	as a % of	Appreciation
	Trust Capital	(Depreciation)
FUTURES AND FORWARD CURRENCY CONTRACTS

FUTURES CONTRACTS
Long futures contracts:
Currencies	0.01%	$ 12,200
Energies	0.90	972,247
Grains	0.08	89,498
Interest rates	(0.04)	(43,377)
Livestock	(0.00)	(5,330)
Metals	0.12	134,793
Softs	(0.02)	(20,810)
Stock indices	(0.06)	(62,109)

Total long futures contracts	0.99	1,077,112

Short futures contracts:
Currencies	(0.00)	(4,599)
Energies	0.66	710,195
Grains	(0.02)	(22,975)
Interest rates:
2 Year U.S. Treasury Note (184 contracts, settlement date March 2023)	0.06	65,500
30 Year U.S. Treasury Bond (61 contracts, settlement date March 2023)	0.01	11,969
Other	2.83	3,067,313

Total interest rates	2.90	3,144,782

Metals	(0.10)	(111,250)
Softs	(0.01)	(10,540)
Stock indices	0.03	33,854

Total short futures contracts	3.46	3,739,467

TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	4.45	4,816,579

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.06	1,143,979
Total short forward currency contracts	(0.57)	(620,836)

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	0.49	523,143

TOTAL	4.94%	$ 5,339,722

		(Continued)

GLOBAL MACRO TRUST

CONDENSED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2022

U. S. TREASURY NOTES
		Fair Value
Face		as a % of	Fair
Amount	Description	Trust Capital	Value

$18,255,000	U.S. Treasury notes, 2.000%, 02/15/2023	16.83%	$18,206,867
19,420,000	U.S. Treasury notes, 1.750%, 05/15/2023	17.76	19,217,455
33,255,000	U.S. Treasury notes, 2.500%, 08/15/2023	30.32	32,800,342
24,700,000	U.S. Treasury notes, 2.750%, 11/15/2023	22.45	24,282,223

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $95,036,061)	87.36%	$94,506,887

See notes to financial statements			(Concluded)

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

		(Continued)

GLOBAL MACRO TRUST

CONDENSED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2021

U. S. TREASURY NOTES
		Fair Value
Face		as a % of	Fair
Amount	Description	Trust Capital	Value

$30,900,000	U.S. Treasury notes, 2.500%, 02/15/2022	30.34%	$30,989,321
37,910,000	U.S. Treasury notes, 2.375%, 03/15/2022	37.29	38,086,222
22,120,000	U.S. Treasury notes, 1.750%, 05/15/2022	21.79	22,249,609

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $91,344,249)	89.42%	$91,325,152

See notes to financial statements			(Concluded)

GLOBAL MACRO TRUST

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021

INVESTMENT INCOME — Interest income, net	$ 1,489,408	$ 25,784

EXPENSES:
Brokerage fees	4,822,238	5,112,825
Administrative expenses	550,692	818,138
Custody fees and other expenses	29,984	27,043
Management fees	497,268	498,572

Total expenses	5,900,182	6,456,578

Managing Owner commission rebate to unitholders	(586,089)	(616,944)

Net expenses	5,314,093	5,839,634

NET INVESTMENT LOSS	(3,824,685)	(5,813,850)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	14,912,145	14,300,986
Foreign exchange transaction	6,603	(213,409)
Net change in unrealized:
Futures and forward currency contracts	5,597,667	(3,461,559)
Foreign exchange translation	(34,887)	(140,091)
Net losses from U.S. Treasury notes:
Realized	(124,922)	(785)
Net change in unrealized	(510,077)	(8,733)

Total net realized and unrealized gains	19,846,529	10,476,409

NET INCOME	16,021,844	4,662,559

LESS PROFIT SHARE TO MANAGING OWNER	549,499	-

NET INCOME AFTER PROFIT SHARE TO
MANAGING OWNER	$ 15,472,345	$ 4,662,559

Series 1 Unitholders	$ 149.84	$ 23.96
Series 3 Unitholders	$ 273.35	$ 98.31
Series 4 Unitholders	$ 462.34	$ 167.24
Series 5 Unitholders	$ 241.97	$ 81.20

See notes to financial statements

GLOBAL MACRO TRUST

STATEMENTS OF CHANGES IN TRUST CAPITAL
YEARS ENDED DECEMBER 31, 2022 AND 2021

									New Profit Memo
	Series 1 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Series 5 Unitholders		Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

TRUST CAPITAL — January 1, 2021	76,534,812	72,959.433	21,721,634	13,756.807	8,221,792	3,983.338	4,917,388	3,289.070	-	-	2,775,067	2,645.415	114,170,693

Subscriptions	-	-	449,750	263.266	439,926	208.519	1,287,058	804.929	-	-	-	-	2,176,734
Redemptions	(11,528,909)	(10,583.340)	(5,863,002)	(3,506.021)	(672,271)	(310.373)	(320,461)	(198.851)	-	-	(500,000)	(465.997)	(18,884,643)
Additional units allocated*	-	244.149	-	-	-	-	-	-	-	-	-	150.496	-
Net income after profit share to
Managing Owner	2,183,935	-	1,326,663	-	671,285	-	255,815	-	-	-	224,861	-	4,662,559

TRUST CAPITAL — December 31, 2021	67,189,838	62,620.242	17,635,045	10,514.052	8,660,732	3,881.484	6,139,800	3,895.148	-	-	2,499,928	2,329.914	102,125,343

Subscriptions	-	-	-	-	745,030	321.943	98,039	62.197	-	-	-	-	843,069
Redemptions	(5,718,452)	(4,966.819)	(2,489,605)	(1,309.530)	(427,324)	(162.935)	(877,469)	(499.202)	-	-	(1,298,478)	(1,063.183)	(10,811,328)
Additional units allocated*	-	233.904	-	-	-	-	-	-	-	0.469	-	138.108	-
Net income (loss) after profit share to
Managing Owner	9,313,701	-	2,809,144	-	1,905,158	-	927,367	-	(1,021)	-	517,996	-	15,472,345
Managing Owner’s profit share	-	-	-	-	-	-	-	-	549,499	449.374	-	-	549,499
Transfer of New Profit Memo Account
to Managing Owner	-	-	-	-	-	-	-	-	(548,478)	(449.843)	548,478	449.843	-

TRUST CAPITAL — December 31, 2022	$ 70,785,087	57,887.327	$ 17,954,584	9,204.522	$ 10,883,596	4,040.492	$ 6,287,737	3,458.143	$ -	-	$ 2,267,924	1,854.682	$ 108,178,928

* Additional units are issued to Series 1 Unitholders who are charged less than a 7.0% brokerage fee and the Managing Owner. See note 3.

See notes to financial statements

GLOBAL MACRO TRUST

STATEMENTS OF FINANCIAL HIGHLIGHTS
YEARS ENDED DECEMBER 31, 2022 AND 2021

	2022				2021
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5

PER UNIT OPERATING PERFORMANCE (FOR A UNIT
OUTSTANDING THROUGHOUT THE YEAR)
Net income (loss) from operations:
Net investment income (loss) (a)	$(58.13)	$(25.11)	$11.43	$(36.59)	$(71.62)	$(52.51)	$(30.62)	$(61.57)
Net realized and unrealized gains on trading
of futures and forward currency contracts	214.77	349.44	465.36	327.07	95.67	150.95	198.10	142.97
Net losses from U.S. Treasury notes (a)	(6.80)	(11.05)	(14.45)	(10.40)	(0.09)	(0.13)	(0.24)	(0.20)

Net income from operations	149.84	313.28	462.34	280.08	23.96	98.31	167.24	81.20

Less: profit share allocated to Managing Owner	0.00	(39.93)	0.00	(38.11)	0.00	0.00	0.00	0.00
Net income after profit share allocation	149.84	273.35	462.34	241.97	23.96	98.31	167.24	81.20

Net asset value, beginning of year	1,072.97	1,677.28	2,231.29	1,576.27	1,049.01	1,578.97	2,064.05	1,495.07

Net asset value, end of year	$1,222.81	$1,950.63	$2,693.63	$1,818.24	$1,072.97	$1,677.28	$2,231.29	$1,576.27

RATIOS TO AVERAGE TRUST CAPITAL:

Net investment income (loss)	(4.98)%	(1.36)%	0.46%	(2.12)%	(6.57)%	(3.14)%	(1.38)%	(3.90)%

Total expenses	6.35%	2.74%	0.95%	3.51%	6.59%	3.16%	1.41%	3.92%
Profit share allocation	0.00	2.17	0.00	2.21	0.00	0.00	0.00	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	6.35%	4.91%	0.95%	5.72%	6.59%	3.16%	1.41%	3.92%

Total return before profit share allocation	13.96%	18.47%	20.72%	17.56%	2.28%	6.23%	8.10%	5.43%
Less profit share allocation	0.00	2.17	0.00	2.21	0.00	0.00	0.00	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	13.96%	16.30%	20.72%	15.35%	2.28%	6.23%	8.10%	5.43%

(a) Calculated based on the weighted average number of units during the year, see Note 7.

See notes to financial statements

Global Macro Trust

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 and 2021

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

Income Taxes (Topic 740) of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Trust recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Trust’s open tax years, 2019 to 2022, the Managing Owner has determined that no reserves for uncertain tax positions were required.

Estimates — The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements. Actual results could differ from these estimates.

Right of Offset — The customer agreements between the Trust and its brokers give the Trust the legal right to net unrealized gains and losses with each broker. Unrealized gains and losses related to offsetting transactions with these brokers are reflected on a net basis in the equity in trading accounts in the Statements of Financial Condition as the criteria under Balance Sheet (Topic 210) of the Codification were met.

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

The following table represents the Trust’s investments by hierarchical level as of December 31, 2022 and 2021 in valuing the Trust’s investments at fair value. At December 31, 2022 and 2021, the Trust held no assets or liabilities classified in Level 3.

Financial Assets and Liabilities at Fair Value as of December 31, 2022

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$ 94,506,887	$ -	$ 94,506,887
Short-term money market fund*	6,268,465	-	6,268,465
Exchange-traded futures contracts
Currencies	7,601	-	7,601
Energies	1,682,442	-	1,682,442
Grains	66,523	-	66,523
Interest rates	3,101,405	-	3,101,405
Livestock	(5,330)	-	(5,330)
Metals	23,543	-	23,543
Softs	(31,350)	-	(31,350)
Stock indices	(28,255)	-	(28,255)

Total exchange-traded futures contracts	4,816,579	-	4,816,579

Over-the-counter forward currency contracts	-	523,143	523,143

Total futures and forward currency contracts (2)	4,816,579	523,143	5,339,722

Total financial assets and liabilities at fair value	$ 105,591,931	$ 523,143	$ 106,115,074

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$ 21,481,593
Investments in U.S. Treasury notes			73,025,294
Total investments in U.S. Treasury notes			$ 94,506,887

(2)
Net unrealized appreciation on open futures and forward currency contracts			$ 5,339,722
Net unrealized depreciation on open futures and forward currency contracts			-
Total net unrealized appreciation on open futures and forward currency contracts			$ 5,339,722

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial Assets and Liabilities at Fair Value as of December 31, 2021

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$ 91,325,152	$ -	$ 91,325,152
Short-term money market fund*	7,411,202	-	7,411,202
Exchange-traded futures contracts
Currencies	3,900	-	3,900
Energies	480,859	-	480,859
Grains	18,160	-	18,160
Interest rates	(769,383)	-	(769,383)
Livestock	(250)	-	(250)
Metals	132,095	-	132,095
Softs	(10,307)	-	(10,307)
Stock indices	216,363	-	216,363

Total exchange-traded futures contracts	71,437	-	71,437

Over-the-counter forward currency contracts	-	(329,382)	(329,382)

Total futures and forward currency contracts (2)	71,437	(329,382)	(257,945)

Total financial assets and liabilities at fair value	$ 98,807,791	$ (329,382)	$ 98,478,409

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$ 16,826,505
Investments in U.S. Treasury notes			74,498,647
Total investments in U.S. Treasury notes			$ 91,325,152

(2)
Net unrealized appreciation on open futures and forward currency contracts			$ 393,615
Net unrealized depreciation on open futures and forward currency contracts			(651,560)
Total net unrealized depreciation on open futures and forward currency contracts			$ (257,945)

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

Per the Trust agreement, selling agents are prohibited from receiving amounts in excess of 9.5% of the gross offering proceeds of Series 1 units sold subsequent to August 12, 2009. During the years ended December 31, 2022 and 2021, the Managing Owner rebated to the Trust for the benefit of all holders of Series 1 Units, all amounts that would have otherwise been due to selling agents but for the 9.5% cap. Further, in certain cases, there are Series 1 units that remain outstanding, where there is no longer a selling agent associated with such units. Beginning in August 2014, the Managing Owner rebated such amounts to the Trust for the benefit of all holders of Series 1 Units. The total amounts rebated to the Trust for both of these items during the years ended December 31, 2022 and 2021, were $586,089, and $616,944, respectively, are presented in “Managing Owner commission rebate to unitholders” in the Statements of Operations.

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

4. DUE FROM/TO BROKERS

At December 31, 2022 and 2021, due from and due to brokers balances, if applicable, in the Statements of Financial Condition include net cash receivable from each broker and net cash payable to each broker, respectively. The due from broker balance also includes cash held as collateral at Bank of America, N.A.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk is normally reduced to the extent that an exchange or clearing organization acts as a counterparty to futures transactions since typically the collective credit of the members of the exchange is pledged to support the financial integrity of the exchange. In the case of OTC transactions, the Trust must rely solely on the credit of the individual counterparties. The contract amounts of the forward and futures contracts do not represent the Trust’s risk of loss due to counterparty nonperformance. The Trust’s exposure to credit risk associated with counterparty nonperformance of these forward currency contracts includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition, plus the value of margin or collateral held in cash and U.S. Treasury Notes by the counterparty. The amount of such credit risk was $8,701,393 and $7,581,603 at December 31, 2022 and 2021, respectively.

The Managing Owner has established procedures to actively monitor market risk and minimize credit risk although there can be no assurance that it will in fact succeed in doing so. The Managing Owner’s market risk control procedures include diversification of the Trust’s portfolio and continuously monitoring the portfolio’s open positions, historical volatility and maximum historical loss. The Managing Owner seeks to minimize credit risk primarily by depositing and maintaining the Trust’s assets at financial institutions and brokers which the Managing Owner believes to be creditworthy. The Trust’s trading activities are primarily with brokers and other financial institutions located in North America, Europe and Asia. All futures transactions of the Trust are cleared by major securities firms, pursuant to customer agreements, including Deutsche Bank Securities Inc. (a wholly owned subsidiary of Deutsche Bank AG), Goldman Sachs & Co. and BofA Securities, Inc., collectively the “Futures Clearing Brokers.” For all forward currency transactions, the Trust utilizes two prime brokers, Deutsche Bank AG, and Bank of America, N.A. collectively the “FX Prime Brokers.”

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

Net unrealized appreciation (depreciation) on futures and forward currency contracts by settlement currency type, denominated in U.S. dollars, is detailed below:

	As of December 31,
	2022		2021
	Total Net		Total Net
	Unrealized		Unrealized
	Appreciation	Percent	Appreciation	Percent
Currency Type	(Depreciation)	of Total	(Depreciation)	of Total

Australian dollar	$ 126,244	2.36%	$ (60,710)	23.54%
Brazilian real	(2,485)	(0.05)	1,784	(0.69)
British pound	83,756	1.57	(340,215)	131.89
Canadian dollar	127,120	2.38	151,929	(58.90)
Euro	2,494,981	46.72	(96,332)	37.35
Hong Kong dollar	(5,376)	(0.10)	(6,182)	2.40
Japanese yen	225,079	4.22	(110,891)	42.99
Korean won	15,576	0.29	10,399	(4.03)
Malaysian ringgit	(142)	(0.00)	6,615	(2.56)
Norwegian krone	32,884	0.62	23,788	(9.22)
Polish zloty	25,393	0.48	32,686	(12.67)
Singapore dollar	3,348	0.06	6,976	(2.70)
South African rand	(1,305)	(0.02)	(46,341)	17.97
Swedish krona	24,117	0.45	125,959	(48.83)
Thai baht	16,416	0.31	(669)	0.26
U.S. dollar	2,174,116	40.71	43,259	(16.80)

Total	$ 5,339,722	100.00%	$ (257,945)	100.00%

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

The Trust engages in the speculative trading of futures and forward contracts on agricultural commodities, currencies, energies, interest rates, metals and stock indices. The following were the primary trading risk exposures of the Trust at December 31, 2022 and 2021 by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at December 31, 2022 and 2021. Fair value, below, is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at December 31, 2022

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$ 22,489	$ (10,289)	$ 30	$ (4,629)	$ 7,601
Energies	1,009,697	(37,450)	711,715	(1,520)	1,682,442
Grains	131,465	(41,967)	-	(22,975)	66,523
Interest rates	-	(43,377)	3,223,978	(79,196)	3,101,405
Livestock	500	(5,830)	-	-	(5,330)
Metals	272,333	(137,540)	127,482	(238,732)	23,543
Softs	67	(20,877)	10,269	(20,809)	(31,350)
Stock indices	25,085	(87,194)	113,753	(79,899)	(28,255)

Total futures contracts	1,461,636	(384,524)	4,187,227	(447,760)	4,816,579

Forward currency contracts	1,682,220	(538,241)	317,553	(938,389)	523,143

Total futures and
forward currency contracts	$ 3,143,856	$ (922,765)	$ 4,504,780	$ (1,386,149)	$ 5,339,722

Fair Value of Futures and Forward Currency Contracts at December 31, 2021

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$ 3,294	$ -	$ 3,681	$ (3,075)	$ 3,900
Energies	529,921	(106,786)	90,530	(32,806)	480,859
Grains	76,010	(65,895)	57,113	(49,068)	18,160
Interest rates	170,435	(983,413)	48,422	(4,827)	(769,383)
Livestock	-	(4,720)	4,510	(40)	(250)
Metals	1,079,527	(41,857)	21,586	(927,161)	132,095
Softs	5,945	(21,729)	17,898	(12,421)	(10,307)
Stock indices	397,424	(212,957)	155,690	(123,794)	216,363

Total futures contracts	2,262,556	(1,437,357)	399,430	(1,153,192)	71,437

Forward currency contracts	2,051,702	(590,106)	604,678	(2,395,656)	(329,382)

Total futures and
forward currency contracts	$ 4,314,258	$ (2,027,463)	$ 1,004,108	$ (3,548,848)	$ (257,945)

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the years ended 2022 and 2021 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below:

Trading gains (losses) of futures and forward currency contracts for the years ended 2022 and 2021

Sector	2022	2021

Futures contracts:
Currencies	$ 640,252	$ 53,604
Energies	8,855,412	5,750,585
Grains	(972,809)	(387,914)
Interest rates	4,618,969	2,381,115
Livestock	26,930	(55,680)
Metals	(705,591)	242,941
Softs	81,230	(761,420)
Stock indices	3,591,101	8,804,418

Total futures contracts	16,135,494	16,027,649

Forward currency contracts	4,374,318	(5,188,222)

Total futures and forward currency contracts	$ 20,509,812	$ 10,839,427

The following table presents average notional value by sector in U.S. dollars of open futures and forward currency contracts for the years ended December 31, 2022 and 2021. The Trust’s average net asset value for the years ended 2022 and 2021 was approximately $108,000,000, and $111,000,000, respectively.

	2022		2021
Sector	Long Positions	Short Positions	Long Positions	Short Positions

Futures contracts:
Currencies	$ 1,392,942	$ 3,704,272	$ 507,413	$ 1,551,660
Energies	14,902,708	2,839,684	20,861,257	1,608,167
Grains	5,813,108	5,760,615	5,699,106	7,589,449
Interest rates	72,332,690	86,623,955	222,190,366	34,847,789
Livestock	476,292	339,636	362,640	406,468
Metals	4,433,399	5,289,699	14,811,181	1,272,557
Softs	1,574,128	1,811,237	1,331,390	1,587,749
Stock indices	23,737,335	37,036,763	62,427,990	18,716,905

Total futures
contracts	124,662,602	143,405,861	328,191,343	67,580,744

Forward currency
contracts	26,501,754	43,067,813	44,917,764	42,986,899

Total average
notional	$ 151,164,356	$ 186,473,674	$ 373,109,107	$ 110,567,643

Notional values in the interest rate sector were calculated by converting the notional value in local currency of all open interest rate futures positions to 10-year equivalent fixed income instruments, translated to U.S. dollars at each quarter-end during 2022, and 2021. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the Managing Owner believes it is a more meaningful representation of notional values of the Trust’s open interest rate positions.

The following tables summarize the valuation of the Trust’s investments by counterparty as of December 31, 2022 and 2021.

Offsetting of derivative assets and liabilities at December 31, 2022

	Gross amounts of recognized Assets	Gross amounts offset in the Statements of Financial Condition	Net amounts of Assets presented in the Statements of Financial Condition
Assets
Futures contracts
Counterparty C	$ 2,550,899	$ (189,199)	$ 2,361,700
Counterparty J	685,580	(127,878)	557,702
Counterparty L	2,412,384	(515,207)	1,897,177
Total futures contracts	$ 5,648,863	$ (832,284)	$ 4,816,579

Forward currency contracts
Counterparty G	726,184	(519,638)	206,546
Counterparty K	1,273,589	(956,992)	316,597
Total forward currency contracts	1,999,773	(1,476,630)	523,143

Total assets	$ 7,648,636	$ (2,308,914)	$ 5,339,722

		Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net amounts of Assets presented in the Statements of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$ 2,361,700	$ -	$ (2,361,700)	$ -
Counterparty G	206,546	-	-	206,546
Counterparty J	557,702	-	(557,702)	-
Counterparty K	316,597	-	-	316,597
Counterparty L	1,897,177	-	(1,897,177)	-

Total	$ 5,339,722	$ -	$ (4,816,579)	$ 523,143

(1) Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange.
(2) Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets presented in the
Statements of Financial Condition, for each respective counterparty.
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of December 31, 2022.

Offsetting of derivative assets and liabilities at December 31, 2021

	Gross amounts of recognized Assets	Gross amounts offset in the Statements of Financial Condition	Net amounts of Assets presented in the Statements of Financial Condition
Assets
Futures contracts
Counterparty J	$ 427,739	$ (276,360)	$ 151,379
Counterparty L	1,803,193	(1,560,957)	242,236

Total assets	$ 2,230,932	$ (1,837,317)	$ 393,615

	Gross amounts of recognized Liabilities	Gross amounts offset in the Statements of Financial Condition	Net amounts of Liabilities presented in the Statements of Financial Condition
Liabilities
Futures contracts
Counterparty C	$ 753,232	$ (431,054)	$ 322,178
Total futures contracts	753,232	(431,054)	322,178

Forward currency contracts
Counterparty G	1,329,917	(1,031,426)	298,491
Counterparty K	1,655,845	(1,624,954)	30,891
Total forward currency contracts	2,985,762	(2,656,380)	329,382

Total liabilities	$ 3,738,994	$ (3,087,434)	$ 651,560

		Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net amounts of Assets presented in the Statements of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty J	$ 151,379	$ -	$ (151,379)	$ -
Counterparty L	242,236	-	(242,236)	-

Total	$ 393,615	$ -	$ (393,615)	$ -

		Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statements of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(4)

Counterparty C	$ 322,178	$ -	$ (322,178)	$ -
Counterparty G	298,491	-	(298,491)	-
Counterparty K	30,891	-	(30,891)	-

Total	$ 651,560	$ -	$ (651,560)	$ -

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

7. FINANCIAL HIGHLIGHTS

Unit operating performance for Series 1, 3, 4 and 5 Units is calculated based on Unitholders’ trust capital for each Series taken as a whole utilizing the beginning and ending Net Asset Value per unit and weighted average number of units during the year. Weighted average number of units for each Series is detailed below:

	Years ended December 31,		Date of first issuance
	2022	2021

Series 1	60,048.422	66,860.519	July 23, 2001
Series 3	10,119.818	12,299.707	September 1, 2009
Series 4	4,110.569	4,045.920	November 1, 2010
Series 5	3,814.340	3,476.818	April 1, 2018

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

8. REDEMPTION PAYABLE TO MANAGING OWNER

At December 31, 2022 and 2021, redemption payable were $1,298,478 (of which $548,478 was related to profit share earned during the year) and $500,000 (of which $0 was related to profit share earned during the year), respectively.

9. SUBSEQUENT EVENTS

During the period from January 1, 2023 to March 20, 2023, redemptions of $2,668,953 were made from the Trust. The Managing Owner has performed its evaluation of subsequent events through March 20, 2023, the date the financial statements were issued. Based on such evaluation, no events were discovered that required adjustment to or disclosure in the financial statements.

.