Form 10-Q
period 2023-03-31
GLOBAL MACRO TRUST
filed 2023-05-15
CIK 1145765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:   March 31, 2023

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
As of and for the three months ended March 31, 2023 and 2022 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Trust Capital (b)	7
Statements of Financial Highlights (b)	9
Notes to the Financial Statements	10

(a) At March 31, 2023 (unaudited) and December 31, 2022
(b) As of and for the three months ended March 31, 2023 and 2022 (unaudited)

Global Macro Trust
Statements of Financial Condition

	March 31, 2023 (unaudited)	December 31, 2022
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes – at fair value
(amortized cost $14,877,257 and $21,631,687)	$14,860,122	$21,481,593
Net unrealized appreciation on open futures and
forward currency contracts	1,181,160	5,339,722
Due from brokers, net	3,827,033	5,460,903
Cash denominated in foreign currencies (cost $127,673
and $0)	131,286	-
Total equity in trading accounts	19,999,601	32,282,218

INVESTMENTS IN U.S. TREASURY NOTES – at fair value
(amortized cost $70,857,322 and $73,404,374)	70,761,224	73,025,294
CASH AND CASH EQUIVALENTS	6,278,423	6,518,465
ACCRUED INTEREST RECEIVABLE	524,257	584,235
TOTAL	$97,563,505	$112,410,212

LIABILITIES AND TRUST CAPITAL
LIABILITIES:
Net unrealized depreciation on open futures and forward currency contracts	$94,902	$-
Due to Managing Owner	76,835	-
Accrued brokerage and custodial fees	328,831	377,000
Accrued management fees	35,457	40,785
Redemptions payable to Unitholders	1,562,952	1,083,735
Redemption payable to Managing Owner	-	1,298,478
Accrued expenses	130,358	133,385
Cash overdraft denominated in foreign currencies (cost $322,788 and $1,255,479)	332,809	1,297,901
Total liabilities	2,562,144	4,231,284

TRUST CAPITAL:
Managing Owner interest (1,881.933 and 1,854.682 units outstanding)	2,098,675	2,267,924
Series 1 Unitholders (55,663.537 and 57,887.327 units outstanding)	62,074,175	70,785,087
Series 3 Unitholders (8,545.846 and 9,204.522 units outstanding)	15,358,333	17,954,584
Series 4 Unitholders (3,954.461 and 4,040.492 units outstanding)	9,856,934	10,883,596
Series 5 Unitholders (3,357.092 and 3,458.143 units outstanding)	5,613,244	6,287,737
Total trust capital	95,001,361	108,178,928

TOTAL	$97,563,505	$112,410,212

NET ASSET VALUE PER UNIT OUTSTANDING:
Series 1 Unitholders	$1,115.17	$1,222.81
Series 3 Unitholders	$1,797.17	$1,950.63
Series 4 Unitholders	$2,492.61	$2,693.63
Series 5 Unitholders	$1,672.06	$1,818.24

See notes to financial statements (unaudited)

Global Macro Trust
Condensed Schedule of Investments (unaudited)
March 31, 2023

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Currencies	0.01%	$5,742
Energies	0.41	389,338
Grains	0.06	53,189
Interest rates:
10 Year U.S. Treasury Note (94 contracts, settlement date June 2023)	0.00	1,375
30 Year U.S. Treasury Bond (11 contracts, settlement date June 2023)	0.01	9,938
Other	(0.09)	(87,388)

Total interest rates	(0.08)	(76,075)

Metals	(0.09)	(87,334)
Softs	0.08	77,157
Stock indices	0.89	850,628

Total long futures contracts	1.28	1,212,645

Short futures contracts:
Currencies	0.00	2,588
Energies	(0.02)	(17,424)
Grains	(0.00)	(2,390)
Interest rates	(0.11)	(106,940)
Livestock	0.00	4,470
Metals	0.02	21,840
Softs	(0.03)	(30,328)
Stock indices	0.00	5,114

Total short futures contracts	(0.14)	(123,070)

TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	1.14	1,089,575

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	2.26	2,147,834
Total short forward currency contracts	(2.26)	(2,151,151)

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	(0.00)	(3,317)

TOTAL	1.14%	$1,086,258

		(Continued)

Global Macro Trust
Condensed Schedule of Investments (unaudited)
March 31, 2023
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$19,420,000	U.S. Treasury notes, 1.750%, 05/15/2023	20.37%	$19,354,382
20,555,000	U.S. Treasury notes, 2.500%, 08/15/2023	21.46	20,384,378
24,700,000	U.S. Treasury notes, 2.750%, 11/15/2023	25.68	24,395,109
21,855,000	U.S. Treasury notes, 2.750%, 02/15/2024	22.62	21,487,477
	Total investments in U.S. Treasury notes
	(amortized cost $85,734,579)	90.13%	$85,621,346

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2022

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Currencies	0.01%	$12,200
Energies	0.90	972,247
Grains	0.08	89,498
Interest rates	(0.04)	(43,377)
Livestock	(0.00)	(5,330)
Metals	0.12	134,793
Softs	(0.02)	(20,810)
Stock indices	(0.06)	(62,109)

Total long futures contracts	0.99	1,077,112

Short futures contracts:
Currencies	(0.00)	(4,599)
Energies	0.66	710,195
Grains	(0.02)	(22,975)
Interest rates:
2 Year U.S. Treasury Note (184 contracts, settlement date March 2023)	0.06	65,500
30 Year U.S. Treasury Bond (61 contracts, settlement date March 2023)	0.01	11,969
Other	2.83	3,067,313

Total interest rates	2.90	3,144,782

Metals	(0.10)	(111,250)
Softs	(0.01)	(10,540)
Stock indices	0.03	33,854

Total short futures contracts	3.46	3,739,467

TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	4.45	4,816,579

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.06	1,143,979
Total short forward currency contracts	(0.57)	(620,836)
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	0.49	523,143

TOTAL	4.94%	$5,339,722

		(Continued)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2022
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$18,255,000	U.S. Treasury notes, 2.000%, 02/15/2023	16.83%	$18,206,867
19,420,000	U.S. Treasury notes, 1.750%, 05/15/2023	17.76	19,217,455
33,255,000	U.S. Treasury notes, 2.500%, 08/15/2023	30.32	32,800,342
24,700,000	U.S. Treasury notes, 2.750%, 11/15/2023	22.45	24,282,223
	Total investments in U.S. Treasury notes
	(amortized cost $95,036,061)	87.36%	$94,506,887

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Statements of Operations (unaudited)

	For the three months ended
	March 31, 2023	March 31, 2022
INVESTMENT INCOME:
Interest income, net	$877,035	$65,289

EXPENSES:
Brokerage fees	1,130,192	1,157,930
Administrative expenses	140,687	198,842
Custody fees and other expenses	6,182	6,712
Management fees	110,776	115,767
Total expenses	1,387,837	1,479,251

Managing Owner commission rebate to Unitholders	(123,002)	(136,471)

Net expenses	1,264,835	1,342,780

NET INVESTMENT LOSS	(387,800)	(1,277,491)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(4,614,274)	4,326,265
Foreign exchange transactions	(67,835)	(55,606)
Net change in unrealized:
Futures and forward currency contracts	(4,253,464)	2,536,927
Foreign exchange translation	36,014	21,778
Net gains (losses) from U.S. Treasury notes:
Realized	(74,241)	(546)
Net change in unrealized	415,941	(114,066)
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)	(8,557,859)	6,714,752

NET INCOME (LOSS)	(8,945,659)	5,437,261
LESS PROFIT SHARE TO MANAGING OWNER	-	33,871
NET INCOME (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER	$(8,945,659)	$5,403,390

NET INCOME (LOSS) PER UNIT OUTSTANDING
Series 1 Unitholders	$(107.64)	$53.06
Series 3 Unitholders	$(153.46)	$98.59
Series 4 Unitholders	$(201.02)	$143.64
Series 5 Unitholders	$(146.18)	$86.45

See notes to financial statements (unaudited)

Global Macro Trust
Statements of Changes in Trust Capital (unaudited)

For the three months ended March 31, 2023:
									New Profit
	Series 1 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Series 5 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2023	$70,785,087	57,887.327	$17,954,584	9,204.522	$10,883,596	4,040.492	$6,287,737	3,458.143	$-	-	$2,267,924	1,854.682	$108,178,928
Subscriptions	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemptions	(2,632,507)	(2,279.595)	(1,153,269)	(633.079)	(227,432)	(86.031)	(218,700)	(128.512)	-	-	-	-	(4,231,908)
Transfers	-	-	(49,932)	(25.597)	-	-	49,932	27.461	-	-	-	-	-
Addt'l units allocated *	-	55.805	-	-	-	-	-	-	-	-	-	27.251	-
Net loss
before profit share to Managing Owner	(6,078,405)	-	(1,393,050)	-	(799,230)	-	(505,725)	-	-	-	(169,249)	-	(8,945,659)
Profit share to Managing Owner:	-	-	-	-	-	-	-	-	-	-	-	-	-
Transfer of New Profit Memo
Account to Managing Owner	-	-	-	-	-	-	-	-	-	-	-	-	-
Trust capital at
March 31, 2023	$62,074,175	55,663.537	$15,358,333	8,545.846	$9,856,934	3,954.461	$5,613,244	3,357.092	$-	-	$2,098,675	1,881.933	$95,001,361

Net asset value per unit outstanding
at March 31, 2023:	$1,115.17		$1,797.17		$2,492.61		$1,672.06

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and to the Managing Owner.													(Continued)

See notes to financial statements (unaudited)

Global Macro Trust
Statements of Changes in Trust Capital (unaudited)

For the three months ended March 31, 2022:
									New Profit
	Series 1 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Series 5 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2022	$67,189,838	62,620.242	$17,635,045	10,514.052	$8,660,732	3,881.484	$6,139,800	3,895.148	$-	-	$2,499,928	2,329.914	$102,125,343
Subscriptions	-	-	-	-	452,307	204.811	98,039	62.198	-	-	-	-	550,346
Redemptions	(2,017,722)	(1,859.257)	(351,998)	(211.973)	(34,985)	(15.904)	(166,712)	(108.169)	-	-	-	-	(2,571,417)
Addt'l units allocated *	-	58.643	-	-	-	-	-	-	-	-	-	33.128	-
Net income
before profit share to Managing Owner	3,312,497	-	1,028,488	-	588,842	-	346,506	-	-	-	160,928	-	5,437,261
Profit share to Managing Owner:	-	-	(16,360)	-	-	-	(17,511)	-	-	-	-	-	(33,871)
Transfer of New Profit Memo
Account to Managing Owner	-	-	-	-	-	-	-	-	-	-	-	-	-
Trust capital at
March 31, 2022	$68,484,613	60,819.628	$18,295,175	10,302.079	$9,666,896	4,070.391	$6,400,122	3,849.177	$-	-	$2,660,856	2,363.042	$105,507,662

Net asset value per unit outstanding
at March 31, 2022:	$1,126.03		$1,775.87		$2,374.93		$1,662.72

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and to the Managing Owner.

See notes to financial statements (unaudited)													(Concluded)

Global Macro Trust
Statements of Financial Highlights (unaudited)
For the three months ended March 31:	2023				2022
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5
Net income (loss) from operations:
Net investment income (loss)	$ (8.65)	$ 3.27	$ 15.76	$ (0.20)	$ (17.12)	$ (12.03)	$ (6.18)	$ (14.27)
Net realized and unrealized gains (losses) on trading of futures and forward currency contracts	(102.90)	(163.01)	(225.41)	(151.84)	71.38	114.18	152.38	111.15
Net gains (losses) from U.S. Treasury obligations	3.91	6.28	8.63	5.86	(1.20)	(1.88)	(2.56)	(1.76)
Profit share allocated to Managing Owner	0.00	0.00	0.00	0.00	0.00	(1.68)	0.00	(8.67)
Net income (loss) per unit	$ (107.64)	$ (153.46)	$ (201.02)	$ (146.18)	$ 53.06	$ 98.59	$ 143.64	$ 86.45

Net asset value per unit, beginning of period	1,222.81	1,950.63	2,693.63	1,818.24	1,072.97	1,677.28	2,231.29	1,576.27

Net asset value per unit, end of period	$ 1,115.17	$ 1,797.17	$ 2,492.61	$ 1,672.06	$ 1,126.03	$ 1,775.87	$ 2,374.93	$ 1,662.72
Total return and ratios for the three months ended March 31:	2023				2022
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5
RATIOS TO AVERAGE CAPITAL:
Net investment income (loss) (a)	(3.00)%	0.71%	2.45%	(0.05)%	(6.39)%	(2.86)%	(1.10)%	(3.61)%
Total expenses (a)	6.47%	2.76%	1.01%	3.51%	6.65%	3.11%	1.36%	3.87%
Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.10	0.00	0.55
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	6.47%	2.76%	1.01%	3.51%	6.65%	3.21%	1.36%	4.42%
Total return before profit share allocation (b)	(8.80)%	(7.87)%	(7.46)%	(8.04)%	4.95%	5.98%	6.44%	6.03%
Less: Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.10	0.00	0.55
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	(8.80)%	(7.87)%	(7.46)%	(8.04)%	4.95%	5.88%	6.44%	5.48%
(a) Annualized. Ratios are net Managing Owner commission rebate.
(b) Not annualized.

See notes to financial statements (unaudited)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Global Macro Trust’s (the “Trust”) financial condition at March 31, 2023 (unaudited) and December 31, 2022 (audited) and the results of its operations for the three months ended March 31, 2023 and 2022 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2022. The December 31, 2022 information has been derived from the audited financial statements as of December 31, 2022.

Effective May 1, 2022, Units in the Trust were no longer offered for sale. For existing investors in the Trust, business has been and will be conducted as usual. There was no change in trading, operations, monthly statements and other reporting, and redemptions will continue to be offered on a monthly basis.

As a registrant with the Securities and Exchange Commission (the “SEC”), the Trust is subject to the regulatory requirements under the Securities Exchange Act of 1934. Prior to May 1, 2022, the Trust was also subject to the regulatory requirements under the Securities Act of 1933. As a commodity investment pool, the Trust is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Trust executes transactions.

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

Income Taxes (Topic 740) of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Trust recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Trust’s open tax years, 2019 to 2022, Millburn Ridgefield Corporation (the “Managing Owner”) determined that no reserves for uncertain tax positions were required.

Investment Company Status: The Trust is for U.S. GAAP purposes an investment company in accordance with FASB Codification 946 Financial Services – Investment Companies.

There have been no material changes with respect to the Trust's critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Trust's Annual Report on Form 10-K for fiscal year 2022.

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

The following tables represent the Trust’s investments by hierarchical level as of March 31, 2023 and December 31, 2022 in valuing the Trust’s investments at fair value. During the three and twelve months ended March 31, 2023 and December 31, 2022, the Trust held no assets or liabilities categorized as Level 3. At March 31, 2023 and December 31, 2022, the Trust held no assets or liabilities categorized as Level 3.

Financial Assets and Liabilities at Fair Value as of March 31, 2023

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$85,621,346	$-	$85,621,346
Short-term money market fund*	6,028,423	-	6,028,423
Exchange-traded futures contracts
Currencies	8,330	-	8,330
Energies	371,914	-	371,914
Grains	50,799	-	50,799
Interest rates	(183,015)	-	(183,015)
Livestock	4,470	-	4,470
Metals	(65,494)	-	(65,494)
Softs	46,829	-	46,829
Stock indices	855,742	-	855,742

Total exchange-traded futures contracts	1,089,575	-	1,089,575

Over-the-counter forward currency contracts	-	(3,317)	(3,317)

Total futures and forward currency contracts (2)	1,089,575	(3,317)	1,086,258

Total financial assets and liabilities at fair value	$92,739,344	$(3,317)	$92,736,027

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$14,860,122
Investments in U.S. Treasury notes held in custody			70,761,224
Total investments in U.S. Treasury notes			$85,621,346

(2)
Net unrealized appreciation on open futures and forward currency contracts			$1,181,160
Net unrealized depreciation on open futures and forward currency contracts			(94,902)
Total net unrealized appreciation on open futures and forward currency contracts			$1,086,258

*The short-term money market fund is included in Cash and Cash Equivalents in the Statements of Financial Condition.

Financial Assets and Liabilities at Fair Value as of December 31, 2022

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$94,506,887	$-	$94,506,887
Short-term money market fund*	6,268,465	-	6,268,465
Exchange-traded futures contracts
Currencies	7,601	-	7,601
Energies	1,682,442	-	1,682,442
Grains	66,523	-	66,523
Interest rates	3,101,405	-	3,101,405
Livestock	(5,330)	-	(5,330)
Metals	23,543	-	23,543
Softs	(31,350)	-	(31,350)
Stock indices	(28,255)	-	(28,255)

Total exchange-traded futures contracts	4,816,579	-	4,816,579

Over-the-counter forward currency contracts	-	523,143	523,143

Total futures and forward currency contracts (2)	4,816,579	523,143	5,339,722

Total financial assets and liabilities at fair value	$105,591,931	$523,143	$106,115,074

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$21,481,593
Investments in U.S. Treasury notes held in custody			73,025,294
Total investments in U.S. Treasury notes			$94,506,887

(2)
Net unrealized appreciation on open futures and forward currency contracts			$5,339,722
Net unrealized depreciation on open futures and forward currency contracts			-
Total net unrealized appreciation on open futures and forward currency contracts			$5,339,722

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

The Trust engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Trust at March 31, 2023, by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at March 31, 2023 and December 31, 2022. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at March 31, 2023

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$9,890	$(4,148)	$3,913	$(1,325)	$8,330
Energies	399,203	(9,865)	2,258	(19,682)	371,914
Grains	54,875	(1,686)	-	(2,390)	50,799
Interest rates	47,087	(123,162)	132,308	(239,248)	(183,015)
Livestock	-	-	6,300	(1,830)	4,470
Metals	76,202	(163,536)	185,203	(163,363)	(65,494)
Softs	77,157	-	15,860	(46,188)	46,829
Stock indices	912,138	(61,510)	217,246	(212,132)	855,742

Total futures contracts	1,576,552	(363,907)	563,088	(686,158)	1,089,575

Forward currency contracts	2,356,356	(208,522)	106,949	(2,258,100)	(3,317)

Total futures and
forward currency contracts	$3,932,908	$(572,429)	$670,037	$(2,944,258)	$1,086,258

Fair Value of Futures and Forward Currency Contracts at December 31, 2022

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$22,489	$(10,289)	$30	$(4,629)	$7,601
Energies	1,009,697	(37,450)	711,715	(1,520)	1,682,442
Grains	131,465	(41,967)	-	(22,975)	66,523
Interest rates	-	(43,377)	3,223,978	(79,196)	3,101,405
Livestock	500	(5,830)	-	-	(5,330)
Metals	272,333	(137,540)	127,482	(238,732)	23,543
Softs	67	(20,877)	10,269	(20,809)	(31,350)
Stock indices	25,085	(87,194)	113,753	(79,899)	(28,255)

Total futures contracts	1,461,636	(384,524)	4,187,227	(447,760)	4,816,579

Forward currency contracts	1,682,220	(538,241)	317,553	(938,389)	523,143

Total futures and
forward currency contracts	$3,143,856	$(922,765)	$4,504,780	$(1,386,149)	$5,339,722

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three months ended March 31, 2023 and 2022 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below:

Trading gains (losses) of futures and forward currency contracts for the three months ended March 31, 2023 and 2022

	Three months ended:	Three months ended:
Sector	March 31, 2023	March 31, 2022

Futures contracts:
Currencies	$143,323	$66,333
Energies	(2,445,027)	6,755,740
Grains	(170,468)	(396,735)
Interest rates	(6,517,014)	135,435
Livestock	3,250	(7,560)
Metals	230,506	(1,974,629)
Softs	(133,108)	151,183
Stock indices	54,814	1,093,534

Total futures contracts	(8,833,724)	5,823,301

Forward currency contracts	(34,014)	1,039,891

Total futures and forward currency contracts	$(8,867,738)	$6,863,192

The following table presents average notional value by sector in U.S. dollars of open futures and forward currency contracts for the three months ended March 31, 2023 and 2022. The Trust’s average net asset value for the three months ended March 31, 2023 and 2022 was approximately $101,000,000 and $102,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the three months ended March 31, 2023 and 2022

	2023		2022
Sector	Long Positions	Short Positions	Long Positions	Short Positions

Futures contracts:
Currencies	$3,066,669	$700,235	$657,798	$3,881,845
Energies	18,417,443	1,652,589	15,251,969	1,785,237
Grains	6,219,861	647,600	8,832,498	2,351,008
Interest rates	20,219,140	115,173,971	114,250,752	48,845,516
Livestock	277,180	146,600	392,395	655,800
Metals	1,426,082	1,812,704	10,375,847	2,122,843
Softs	1,342,566	1,948,631	2,893,427	1,417,302
Stock indices	32,881,271	25,358,520	50,555,464	28,394,831

Total futures
contracts	83,850,212	147,440,850	203,210,150	89,454,382

Forward currency
contracts	46,612,992	8,512,003	32,423,929	48,475,146

Total average
notional	$130,463,204	$155,952,853	$235,634,079	$137,929,528

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at March 31, 2023 and 2022. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the Managing Owner believes it is a more meaningful representation of notional values of the Trust’s open interest rate positions.

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

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition at March 31, 2023 and December 31, 2022.

Offsetting of derivative assets and liabilities at March 31, 2023

	Gross amounts of recognized assets	Gross amounts offset in the Statements of Financial Condition	Net amounts of assets presented in the Statements of Financial Condition
Assets
Futures contracts
Counterparty C	$969,788	$(528,398)	$441,390
Counterparty J	193,894	(81,993)	111,901
Counterparty L	975,958	(439,674)	536,284
Total futures contracts	2,139,640	(1,050,065)	1,089,575

Forward currency contracts
Counterparty K	1,712,210	(1,620,625)	91,585
Total forward currency contracts	1,712,210	(1,620,625)	91,585

Total assets	$3,851,850	$(2,670,690)	$1,181,160
			(Continued)

	Gross amounts of recognized liabilities	Gross amounts offset in the Statements of Financial Condition	Net amounts of liabilities presented in the Statements of Financial Condition
Liabilities
Forward currency contracts
Counterparty G	$845,997	$(751,095)	$94,902

Total liabilities	$845,997	$(751,095)	$94,902
			(Concluded)

		Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net amounts of assets presented in the Statements of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$441,390	$-	$(441,390)	$-
Counterparty J	111,901	-	(111,901)	-
Counterparty K	91,585	-	-	91,585
Counterparty L	536,284	-	(536,284)	-

Total	$1,181,160	$-	$(1,089,575)	$91,585

		Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net amounts of liabilities presented in the Statements of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount (4)

Counterparty G	$94,902	$-	$(94,902)	$-

Total	$94,902	$-	$(94,902)	$-

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
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of March 31, 2023.
(4) Net amount represents the amounts owed by the Trust to each counterparty as of March 31, 2023.

Offsetting of derivative assets and liabilities at December 31, 2022

	Gross amounts of recognized assets	Gross amounts offset in the Statements of Financial Condition	Net amounts of assets presented in the Statements of Financial Condition
Assets
Futures contracts
Counterparty C	$2,550,899	$(189,199)	$2,361,700
Counterparty J	685,580	(127,878)	557,702
Counterparty L	2,412,384	(515,207)	1,897,177
Total futures contracts	5,648,863	(832,284)	4,816,579

Forward currency contracts
Counterparty G	726,184	(519,638)	206,546
Counterparty K	1,273,589	(956,992)	316,597
Total forward currency contracts	1,999,773	(1,476,630)	523,143

Total assets	$7,648,636	$(2,308,914)	$5,339,722

		Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net amounts of assets presented in the Statements of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$2,361,700	$-	$(2,361,700)	$-
Counterparty G	206,546	-	-	206,546
Counterparty J	557,702	-	(557,702)	-
Counterparty K	316,597	-	-	316,597
Counterparty L	1,897,177	-	(1,897,177)	-

Total	$5,339,722	$-	$(4,816,579)	$523,143

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

A significant portion of the Trust’s forward currency trading activities are cleared by DB and BA. The Trust’s concentration of credit risk associated with DB or BA nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition, plus the value of margin or collateral held by DB and BA. The amount of such credit risk was $9,442,049 and $8,701,393 at March 31, 2023 and December 31, 2022, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three months ended March 31, 2023 and 2022. Profit share earned (from Unitholders' redemptions) is credited to the New Profit Memo Account as defined in the Trust’s Declaration of Trust and Trust Agreement (the “Trust Agreement”).

	Three months ended:
	March 31,	March 31,
	2023	2022
Profit share earned	$-	$-
Profit share accrued	-	33,871
Total profit share	$-	$33,871

5. RELATED PARTY TRANSACTIONS

The Trust pays all routine expenses, such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee's fees, the charges of an outside accounting services agency and the expenses of updating the Trust's Prospectus), as well as extraordinary costs. At March 31, 2023 and December 31, 2022, The Managing Owner is owed $76,835 and $0, respectively, from the Trust in connection with such expenses it has paid on the Trust’s behalf (and is included in “Due to Managing Owner” in the Statements of Financial Condition).

Series 1 Unitholders who redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the Managing Owner. There was no redemption charge payable at March 31, 2023 or December 31, 2022.

6. FINANCIAL HIGHLIGHTS

Per unit operating performance for Series 1, Series 3, Series 4 and Series 5 Units is calculated based on Unitholders’ Trust capital for each Series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of Units during the period. Weighted average number of Units for each Series is detailed below:

	Three months ended March 31,		Date of first issuance
	2023	2022

Series 1	57,000.406	62,163.687	July 23, 2001
Series 3	9,048.736	10,437.804	September 1, 2009
Series 4	4,010.043	4,053.536	November 1, 2010
Series 5	3,442.856	3,907.104	April 1, 2018

7. BROKERAGE AND CUSTODIAL FEES

 Per the Trust agreement, selling agents are prohibited from receiving amounts in excess of 9.5% of the gross offering proceeds of Series 1 units sold subsequent to August 12, 2009. During the three months ended March 31, 2023 and 2022, the Managing Owner rebated to the Trust for the benefit of all holders of Series 1 Units, all amounts that would have otherwise been due to selling agents but for the 9.5% cap. Further, in certain cases, there are Series 1 units that remain outstanding, where there is no longer a selling agent associated with such units. Beginning in August 2014, the Managing Owner rebated such amounts to the Trust for the benefit of all holders of Series 1 Units. The total amounts rebated to the Trust for both of these items, included in “Brokerage and custodial fees” in the Statements of Operations, were as follows:

	Three months ending March 31,
	2023	2022

Brokerage fee rebates	$ 123,002	$ 136,471

8. SUBSEQUENT EVENTS

The Managing Owner has performed its evaluation of subsequent events from April 1, 2023 to May 15, 2023, the date this Form 10-Q was filed. Based on such evaluation, no events were discovered that required disclosure or adjustment to the financial statements.

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

During its operations for the three months ended March 31, 2023, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

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

Period ended March 31, 2023

Month Ended:	Total Trust Capital

March 31, 2023	$95,001,361
December 31, 2022	108,178,928

Three Months ended
Change in Trust Capital	$(13,177,567)
Percent Change	(12.18)%

THREE MONTHS ENDED MARCH 31, 2023

The decrease in the Trust’s net assets of $13,177,567 was attributable to net loss of $8,945,659 and redemptions of $4,231,908.

Brokerage and custodial fees are calculated on the net asset value of the Series 1 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage and custodial fees for the three months ended March 31, 2023 decreased $14,269 (net of the Managing Owner commission rebate to Unitholders) relative to the corresponding period in 2022 due to a decrease in the Trust’s net assets attributable to Series 1 Units.

Administrative expenses for the three months ended March 31, 2023 decreased $58,155 relative to the corresponding period in 2022. The decrease was due mainly to a decrease in the Trust’s professional fees accrual during the three months ended March 31, 2023 relative to the corresponding period in 2022.

Management fees are calculated on the net asset value of the Series 3 and Series 5 units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three months ended March 31, 2023 decreased $4,991 relative to the corresponding period in 2022 due to a decrease in management fee paying assets.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the three months ended March 31, 2023 increased $811,746 relative to the corresponding period in 2022. The increase was due predominantly to an increase in short-term U.S. Treasury yields during the three months ended March 31, 2023.

During the three months ended March 31, 2023, the Trust experienced net realized and unrealized losses of $8,557,859 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $1,130,192, administrative expenses of $140,687, custody fees and other expenses of $6,182 and management fees of $110,776 were incurred. Interest income of $877,035, and Managing Owner commission rebate to Unitholders of $123,002 partially offset the Trust’s expenses, resulting in net loss after profit share to the Managing Owner of $8,945,659. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Trust Capital
Currencies	0.10%
Energies	(2.38)%
Grains	(0.14)%
Interest rates	(6.15)%
Livestock	0.03%
Metals	0.25%
Softs	(0.10)%
Stock indices	0.12%

Trading loss	(8.27)%

MANAGEMENT DISCUSSION –2023

Three months ended March 31, 2023

The Trust was unprofitable in the quarter predominantly due to losses from trading interest rate and energy futures. Elsewhere, trading of non-energy commodity futures was marginally unprofitable, trading of equity index futures was flat and trading of currency forwards was marginally profitable.

During January, February and into early March, markets were volatile as the negative impulses from tightening of monetary policies and sluggish manufacturing and housing sectors globally clashed with the positive impulses from better than expected employment, consumption and service sector growth globally. Then, during the last three weeks of the quarter, the banking crisis evidenced by the sudden collapses of Silicon Valley Bank and Signature Bank in the U.S., the Swiss government’s brokered sale of Credit Suisse to UBS in Europe, and the challenges of other European and small and mid-sized U.S. banks rattled trading in financial and commodity markets.

Interest rates were volatile during the quarter. In January, global interest rates declined as many market participants came to believe that a further easing of price and wage inflation may lead to an easing of monetary policy in the second half of the year. During February and into early March, however, the global bond market rally stalled as signs of continued inflation, the “hot” U.S. labor market, better-than-expected economic data in the U.S. and Europe, and Congressional testimony by Federal Reserve (“Fed”) Chairman Powell on March 7th and 8th led some investors to believe that global interest rates were primed to go still higher as central banks continued to address inflation. However, the next day global interest rates collapsed amid historic levels of interest rate volatility as risks of economic slowdown and/or recession rose in the wake of the banking crisis. For example, the U.S. 2-year note, which was yielding near 5 1/8% on March 8th following the Fed Chairman’s testimony, plunged to about 3.5% before recovering to around 4 1/8% at month-end. Overall, short positions in U.S., German, French, Italian, British, Canadian and Japanese interest futures were highly unprofitable.

For much of the quarter, energy prices as measured by WTI crude oil were influenced by conflicting forces and traded in a range between $73 and $82 per barrel. In general, global supply and demand fundamentals saw mixed results amid a number of global events: Russian supply did not fall as steeply as some expected; Iraq exports through Turkey were reduced significantly late in the quarter; Chinese demand did not pick up as quickly as many forecast; concerns about slowing growth in Europe and the U.S. likely impacted fundamentals; strikes at French refineries seemingly weakened crude consumption; the U.S. government did not replenish its Strategic Petroleum Reserve; and developed world commercial oil inventories rose. OPEC+ appeared unwilling to change policy until it better understood the mixed results. Then, in March as recession risks increased in the wake of the banking sector crisis, energy prices fell with WTI crude plunging from $80 per barrel on March 6 to $65 per barrel on March 20, before recovering to close the month near $70/barrel. On balance, long positions in Brent crude, WTI crude, London gas oil, heating oil and RBOB gasoline were unprofitable. On the other hand, short natural gas positions were quite profitable as prices declined amid warmer than typical weather in Europe and the U.S. and expanding inventories.

Equity markets, although also rattled by the mix of positive and negative factors discussed above, were steady during the quarter and results were mixed and flat. Long positions in European, Chinese, Taiwanese and Australian stock index futures were profitable. Short positions in Brazilian, Indian and U.S. Russell equity index futures, and trading of Singaporean futures were profitable. On the other hand, short U.S. NASDAQ, S&P and Mid-Cap 400 positions, and trading of Korean, Japanese and EAFE equity index futures posted offsetting losses.

A short silver position was profitable in February, possibly impacted by higher interest rates, a stronger U.S. dollar and sluggish manufacturing globally. In March, safe haven demand and a weaker U.S. dollar likely affected precious metal prices and a long gold trade was profitable. These gains slightly outpaced the loss from a short copper trade. Turning to grain futures, strong supply expectations from major producers of wheat, corn and soybeans seemingly weighed down grain prices. Losses on long corn and soybean trades outdistanced the profit from a short wheat position. Among soft commodities, small losses on short coffee, cotton and cocoa positions marginally outdistanced the profit from a long sugar trade.

Varying expectations about relative growth and monetary policy outlooks across countries likely caused fluctuations in the U.S. dollar during the quarter. Trading results were mixed, though marginally positive overall. Short U.S. dollar positions versus high yield currencies—Chile, Mexico and Poland—were profitable, particularly in March. Long U.S. dollar positions against the Japanese yen and Swiss franc posted gains in January and February. On the other hand, short U.S. dollar trades relative to the Korean won and Brazilian real in February were unprofitable, as was trading the U.S. dollar against the Australian, Canadian and New Zealand dollars, respectively, and trading the Norwegian krone versus the euro and U.S. dollar.

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

CONTRACTUAL OBLIGATIONS

The Trust does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Trust’s sole business is trading futures, forward currency, spot, option and swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Trust for less than four months before being offset or rolled over into new contracts with similar maturities. The Trust’s financial statements present a Condensed Schedules of Investments setting forth net unrealized appreciation (depreciation) of the Trust’s open futures and forward currency contracts, both long and short, at March 31, 2023 December 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

The Managing Owner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Trust as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the Managing Owner’s internal controls over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Managing Owner’s internal controls over financial reporting with respect to the Trust.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)There have been no sales of unregistered securities of the Trust during the three months ended March 31, 2023

(b)Pursuant to the Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding and Units are not reissued once redeemed.

The following table summarizes the redemptions by Unitholders during the three months ended March 31, 2023.

	Series 1		Series 3		Series 4		Series 5
Date of Redemption	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit

January 31, 2023	1,098.616	$1,160.87	176.230	$1,857.79	2.637	$2,569.18	65.244	$1,730.62
February 28, 2023	541.823	1,189.45	42.661	1,910.55	83.382	2,646.00	-	1,778.66
March 31, 2023	639.156	1,115.17	414.188	1,797.17	0.012	2,492.61	63.268	1,672.06
Total	2,279.595		633.079		86.031		128.512

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
Managing Owner

Date: May 15, 2023
/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)