Form 10-Q
period 2023-06-30
GLOBAL MACRO TRUST
filed 2023-08-14
CIK 1145765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:   June 30, 2023

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
For the three and six months ended June 30, 2023 and 2022 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Trust Capital (c)	8
Statements of Financial Highlights (b)	10
Notes to the Financial Statements	12

(a) At June 30, 2023 (unaudited) and December 31, 2022
(b) For the three and six months ended June 30, 2023 and 2022 (unaudited)
(c) For the six months ended June 30, 2023 and 2022 (unaudited)

Global Macro Trust
Statements of Financial Condition

	June 30, 2023 (unaudited)	December 31, 2022
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes – at fair value
(amortized cost $14,696,782 and $21,631,687)	$14,658,429	$21,481,593
Net unrealized appreciation on open futures and
forward currency contracts	2,655,098	5,339,722
Due from brokers, net	3,117,395	5,460,903
Total equity in trading accounts	20,430,922	32,282,218

INVESTMENTS IN U.S. TREASURY NOTES – at fair value
(amortized cost $72,346,908 and $73,404,374)	72,154,273	73,025,294
CASH AND CASH EQUIVALENTS	4,909,210	6,518,465
ACCRUED INTEREST RECEIVABLE	580,896	584,235
TOTAL	$98,075,301	$112,410,212

LIABILITIES AND TRUST CAPITAL
LIABILITIES:
Due to Managing Owner	$58,774	$-
Accrued management fees	200,122	231,456
Accrued installment selling commissions	154,915	181,153
Accrued trade execution and clearing costs	4,960	5,176
Redemptions payable to Unitholders	596,651	1,083,735
Redemption payable to Managing Owner	-	1,298,478
Accrued expenses	135,507	133,385
Cash overdraft denominated in foreign currencies (cost $2,017,255 and $1,255,479)	2,035,799	1,297,901
Total liabilities	3,186,728	4,231,284

TRUST CAPITAL:
Managing Owner interest (1,909.533 and 1,854.682 units outstanding)	2,165,773	2,267,924
Series 1 Unitholders (54,582.363 and 57,887.327 units outstanding)	61,906,932	70,785,087
Series 3 Unitholders (8,125.561 and 9,204.522 units outstanding)	15,004,055	17,954,584
Series 4 Unitholders (3,950.171 and 4,040.492 units outstanding)	10,161,044	10,883,596
Series 5 Unitholders (3,295.386 and 3,458.143 units outstanding)	5,650,769	6,287,737
Total trust capital	94,888,573	108,178,928

TOTAL	$98,075,301	$112,410,212

NET ASSET VALUE PER UNIT OUTSTANDING:
Series 1 Unitholders	$1,134.19	$1,222.81
Series 3 Unitholders	$1,846.53	$1,950.63
Series 4 Unitholders	$2,572.30	$2,693.63
Series 5 Unitholders	$1,714.75	$1,818.24

See notes to financial statements (unaudited)

Global Macro Trust
Condensed Schedule of Investments (unaudited)
June 30, 2023

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	0.03%	$32,738
Grains	0.02	18,618
Livestock	0.03	26,040
Metals	(0.14)	(136,338)
Stock indices	0.17	157,416

Total long futures contracts	0.11	98,474

Short futures contracts:
Currencies	0.10	93,610
Energies	0.00	3,099
Grains	0.23	219,928
Interest rates:
2 Year U.S. Treasury Note (209 contracts, settlement date September 2023)	0.39	369,008
5 Year U.S. Treasury Note (192 contracts, settlement date September 2023)	0.08	74,992
Other	1.72	1,630,658

Total interest rates	2.19	2,074,658

Livestock	(0.00)	(1,020)
Metals	0.20	193,686
Softs	0.10	99,294
Stock indices	(0.15)	(146,773)

Total short futures contracts	2.67	2,536,482

TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	2.78	2,634,956

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.07)	(63,714)
Total short forward currency contracts	0.09	83,856

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	0.02	20,142

TOTAL	2.80%	$2,655,098

		(Continued)

Global Macro Trust
Condensed Schedule of Investments (unaudited)
June 30, 2023
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$21,633,000	U.S. Treasury notes, 2.500%, 08/15/2023	22.73%	$21,562,439
32,449,000	U.S. Treasury notes, 2.750%, 11/15/2023	33.88	32,151,128
21,855,000	U.S. Treasury notes, 2.750%, 02/15/2024	22.66	21,501,137
11,893,000	U.S. Treasury notes, 2.500%, 05/15/2024	12.22	11,597,998
	Total investments in U.S. Treasury notes
	(amortized cost $87,043,690)	91.49%	$86,812,702

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2022

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Currencies	0.01%	$12,200
Energies	0.90	972,247
Grains	0.08	89,498
Interest rates	(0.04)	(43,377)
Livestock	(0.00)	(5,330)
Metals	0.12	134,793
Softs	(0.02)	(20,810)
Stock indices	(0.06)	(62,109)

Total long futures contracts	0.99	1,077,112

Short futures contracts:
Currencies	(0.00)	(4,599)
Energies	0.66	710,195
Grains	(0.02)	(22,975)
Interest rates:
2 Year U.S. Treasury Note (184 contracts, settlement date March 2023)	0.06	65,500
30 Year U.S. Treasury Bond (61 contracts, settlement date March 2023)	0.01	11,969
Other	2.83	3,067,313

Total interest rates	2.90	3,144,782

Metals	(0.10)	(111,250)
Softs	(0.01)	(10,540)
Stock indices	0.03	33,854

Total short futures contracts	3.46	3,739,467

TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	4.45	4,816,579

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.06	1,143,979
Total short forward currency contracts	(0.57)	(620,836)
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	0.49	523,143

TOTAL	4.94%	$5,339,722

		(Continued)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2022
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$18,255,000	U.S. Treasury notes, 2.000%, 02/15/2023	16.83%	$18,206,867
19,420,000	U.S. Treasury notes, 1.750%, 05/15/2023	17.76	19,217,455
33,255,000	U.S. Treasury notes, 2.500%, 08/15/2023	30.32	32,800,342
24,700,000	U.S. Treasury notes, 2.750%, 11/15/2023	22.45	24,282,223
	Total investments in U.S. Treasury notes
	(amortized cost $95,036,061)	87.36%	$94,506,887

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Statements of Operations (unaudited)

	For the three months ended
	June 30, 2023	June 30, 2022
INVESTMENT INCOME:
Interest income, net	$988,556	$251,668

EXPENSES:
Brokerage and management fees:
Management fees	596,086	694,570
Installment selling commissions	467,472	548,300
Trade execution and clearing costs	94,721	118,620
Total brokerage and management fees	1,158,279	1,361,490

Administrative expenses	134,956	183,909
Custody fees and other expenses	6,118	7,458
Total expenses	1,299,353	1,552,857

Managing Owner commission rebate to Unitholders	(126,349)	(148,671)

Net expenses	1,173,004	1,404,186

NET INVESTMENT LOSS	(184,448)	(1,152,518)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	786,141	8,010,860
Foreign exchange transactions	(4,342)	(47,585)
Net change in unrealized:
Futures and forward currency contracts	1,568,840	1,657,710
Foreign exchange translation	(12,136)	(26,119)
Net losses from U.S. Treasury notes:
Realized	-	(10,934)
Net change in unrealized	(117,755)	(350,056)
TOTAL NET REALIZED AND UNREALIZED GAINS	2,220,748	9,233,876

NET INCOME	2,036,300	8,081,358
LESS PROFIT SHARE TO MANAGING OWNER	-	394,212
NET INCOME AFTER PROFIT SHARE TO MANAGING OWNER	$2,036,300	$7,687,146

NET INCOME PER UNIT OUTSTANDING
Series 1 Unitholders	$19.02	$80.93
Series 3 Unitholders	$49.36	$118.44
Series 4 Unitholders	$79.69	$207.67
Series 5 Unitholders	$42.69	$108.39

See notes to financial statements (unaudited)

Global Macro Trust
Statements of Operations (unaudited)

	For the six months ended
	June 30, 2023	June 30, 2022
INVESTMENT INCOME:
Interest income, net	$1,865,591	$316,957

EXPENSES:
Brokerage and management fees:
Management fees	1,226,648	1,314,867
Installment selling commissions	969,554	1,060,246
Trade execution and clearing costs	203,045	260,074
Total brokerage and management fees	2,399,247	2,635,187

Administrative expenses	275,643	382,751
Custody fees and other expenses	12,300	14,170

Total expenses	2,687,190	3,032,108

Managing Owner commission rebate to Unitholders	(249,351)	(285,142)

Net expenses	2,437,839	2,746,966

NET INVESTMENT LOSS	(572,248)	(2,430,009)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(3,828,133)	12,337,125
Foreign exchange translation	(72,177)	(103,191)
Net change in unrealized:
Futures and forward currency contracts	(2,684,624)	4,194,637
Foreign exchange translation	23,878	(4,341)
Net gains (losses) from U.S. Treasury notes:
Realized	(74,241)	(11,480)
Net change in unrealized	298,186	(464,122)
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)	(6,337,111)	15,948,628

NET INCOME (LOSS)	$(6,909,359)	$13,518,619
LESS PROFIT SHARE TO MANAGING OWNER	-	428,083
NET INCOME (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER	$(6,909,359)	$13,090,536

NET INCOME (LOSS) PER UNIT OUTSTANDING
Series 1 Unitholders	$(88.62)	$133.99
Series 3 Unitholders	$(104.10)	$217.03
Series 4 Unitholders	$(121.33)	$351.31
Series 5 Unitholders	$(103.49)	$194.84
See notes to financial statements (unaudited)		(Concluded)

Global Macro Trust
Statements of Changes in Trust Capital (unaudited)

For the six months ended June 30, 2023:
									New Profit
	Series 1 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Series 5 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2023	$70,785,087	57,887.327	$17,954,584	9,204.522	$10,883,596	4,040.492	$6,287,737	3,458.143	$-	-	$2,267,924	1,854.682	$108,178,928
Subscriptions	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemptions	(3,903,389)	(3,419.696)	(1,962,046)	(1,078.881)	(238,139)	(90.321)	(277,422)	(162.757)	-	-	-	-	(6,380,996)
Transfers	-	-	(4,024)	(0.080)	-	-	4,024	-	-	-	-	-	-
Addt'l units allocated *	-	114.732	-	-	-	-	-	-	-	-	-	54.851	-
Net loss
before profit share to Managing Owner	(4,974,766)	-	(984,459)	-	(484,413)	-	(363,570)	-	-	-	(102,151)	-	(6,909,359)
Profit share to Managing Owner:	-	-	-	-	-	-	-	-	-	-	-	-	-
Transfer of New Profit Memo
Account to Managing Owner	-	-	-	-	-	-	-	-	-	-	-	-	-
Trust capital at
June 30, 2023	$61,906,932	54,582.363	$15,004,055	8,125.561	$10,161,044	3,950.171	$5,650,769	3,295.386	$-	-	$2,165,773	1,909.533	$94,888,573

Net asset value per unit outstanding
at June 30, 2023:	$1,134.19		$1,846.53		$2,572.30		$1,714.75

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and to the Managing Owner.													(Continued)

See notes to financial statements (unaudited)

Global Macro Trust
Statements of Changes in Trust Capital (unaudited)

For the six months ended June 30, 2022:
									New Profit
	Series 1 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Series 5 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2022	$67,189,838	62,620.242	$17,635,045	10,514.052	$8,660,732	3,881.484	$6,139,800	3,895.148	$-	-	$2,499,928	2,329.914	$102,125,343
Subscriptions	-	-	-	-	692,212	301.177	98,039	62.198	577	0.490	-	-	790,828
Redemptions	(3,824,954)	(3,380.379)	(587,562)	(336.973)	(129,067)	(52.333)	(166,712)	(108.169)	-	-	-	-	(4,708,295)
Addt'l units allocated *	-	117.077	-	-	-	-	-	-	-	0.005	-	67.459	-
Net income
before profit share to Managing Owner	8,276,497	-	2,541,222	-	1,443,108	-	864,166	-	21	-	393,605	-	13,518,619
Profit share to Managing Owner:	-	-	(310,122)	-	-	-	(117,961)	-	-	-	-	-	(428,083)
Transfer of New Profit Memo
Account to Managing Owner	-	-	-	-	-	-	-	-	-	-	-	-	-
Trust capital at
June 30, 2022	$71,641,381	59,356.940	$19,278,583	10,177.079	$10,666,985	4,130.328	$6,817,332	3,849.177	$598	0.495	$2,893,533	2,397.373	$111,298,412

Net asset value per unit outstanding
at June 30, 2022:	$1,206.96		$1,894.31		$2,582.60		$1,771.11

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and to the Managing Owner.

See notes to financial statements (unaudited)													(Concluded)

Global Macro Trust
Statements of Financial Highlights (unaudited)
For the three months ended June 30:	2023				2022
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5
Net income (loss) from operations:
Net investment income (loss)	$ (6.27)	$ 6.32	$ 19.97	$ 2.78	$ (16.66)	$ (9.28)	$ (1.26)	$ (12.01)
Net realized and unrealized gains on trading of futures and forward currency contracts	26.60	44.98	62.74	41.89	101.40	162.08	217.28	147.88
Net losses from U.S. Treasury obligations	(1.31)	(1.94)	(3.02)	(1.98)	(3.81)	(6.11)	(8.35)	(5.73)
Profit share allocated to Managing Owner	0.00	0.00	0.00	0.00	0.00	(28.25)	0.00	(21.75)
Net income per unit	$ 19.02	$ 49.36	$ 79.69	$ 42.69	$ 80.93	$ 118.44	$ 207.67	$ 108.39

Net asset value per unit, beginning of period	1,115.17	1,797.17	2,492.61	1,672.06	1,126.03	1,775.87	2,374.93	1,662.72

Net asset value per unit, end of period	$ 1,134.19	$ 1,846.53	$ 2,572.30	$ 1,714.75	$ 1,206.96	$ 1,894.31	$ 2,582.60	$ 1,771.11
Total return and ratios for the three months ended June 30:	2023				2022
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5
RATIOS TO AVERAGE CAPITAL:
Net investment income (loss) (a)	(2.23)%	1.42%	3.17%	0.67%	(5.61)%	(1.99)%	(0.20)%	(2.75)%
Total expenses (a)	6.40%	2.75%	0.99%	3.50%	6.51%	2.90%	1.11%	3.67%
Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	1.53	0.00	1.50
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	6.40%	2.75%	0.99%	3.50%	6.51%	4.43%	1.11%	5.17%
Total return before profit share allocation (b)	1.71%	2.75%	3.20%	2.55%	7.19%	8.20%	8.74%	8.02%
Less: Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	1.53	0.00	1.50
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	1.71%	2.75%	3.20%	2.55%	7.19%	6.67%	8.74%	6.52%
(a) Annualized. Ratios are net Managing Owner commission rebate.
(b) Not annualized.

Global Macro Trust
Statements of Financial Highlights (unaudited)
For the six months ended June 30:	2023				2022
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5
Net income (loss) from operations:
Net investment income (loss)	$ (14.92)	$ 9.59	$ 35.73	$ 2.58	$ (33.78)	$ (21.31)	$ (7.44)	$ (26.28)
Net realized and unrealized gains (losses) on trading of futures and forward currency contracts	(76.30)	(118.03)	(162.67)	(109.95)	172.78	276.26	369.66	259.03
Net gains (losses) from U.S. Treasury obligations	2.60	4.34	5.61	3.88	(5.01)	(7.99)	(10.91)	(7.49)
Profit share allocated to Managing Owner	0.00	0.00	0.00	0.00	0.00	(29.93)	0.00	(30.42)
Net income (loss) per unit	$ (88.62)	$ (104.10)	$ (121.33)	$ (103.49)	$ 133.99	$ 217.03	$ 351.31	$ 194.84

Net asset value per unit, beginning of period	1,222.81	1,950.63	2,693.63	1,818.24	1,072.97	1,677.28	2,231.29	1,576.27

Net asset value per unit, end of period	$ 1,134.19	$ 1,846.53	$ 2,572.30	$ 1,714.75	$ 1,206.96	$ 1,894.31	$ 2,582.60	$ 1,771.11
Total return and ratios for the six months ended June 30:	2023				2022
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5
RATIOS TO AVERAGE CAPITAL:
Net investment income (loss) (a)	(2.62)%	1.04%	2.81%	0.30%	(5.98)%	(2.40)%	(0.62)%	(3.16)%
Total expenses (a)	6.44%	2.75%	1.00%	3.51%	6.58%	3.00%	1.23%	3.76%
Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	1.69	0.00	1.83
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	6.44%	2.75%	1.00%	3.51%	6.58%	4.69%	1.23%	5.59%
Total return before profit share allocation (b)	(7.25)%	(5.34)%	(4.50)%	(5.69)%	12.49%	14.63%	15.74%	14.19%
Less: Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	1.69	0.00	1.83
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	(7.25)%	(5.34)%	(4.50)%	(5.69)%	12.49%	12.94%	15.74%	12.36%
(a) Annualized. Ratios are net Managing Owner commission rebate.
(b) Not annualized.
See notes to financial statements (unaudited)
								(Concluded)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Global Macro Trust’s (the “Trust”) financial condition at June 30, 2023 (unaudited) and December 31, 2022 (audited) and the results of its operations for the three and six months ended June 30, 2023 and 2022 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2022. The December 31, 2022 information has been derived from the audited financial statements as of December 31, 2022.

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

Certain prior year items in the financial statements have been reclassified to conform to the current year presentation. The Trust reclassified amounts previously included in “Brokerage fees” to “Management fees”, “Installment selling commissions” and “Trade execution and clearing costs” in the Statements of Operations for the three and six months ended June 30, 2022. Further, the Trust reclassified amounts previously included in “Accrued brokerage fees” to “Accrued management fees”, “Accrued installment selling commissions” and “Accrued trade execution and clearing costs” in the Statements of Financial Condition at December 31, 2022. Any mention of “brokerage fees” or “accrued brokerage fees” subsequently in these footnotes are understood to represent the newly classified line items.

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

The following tables represent the Trust’s investments by hierarchical level as of June 30, 2023 and December 31, 2022 in valuing the Trust’s investments at fair value. During the six and twelve months ended June 30, 2023 and December 31, 2022, the Trust held no assets or liabilities in Level 3. At June 30, 2023 and December 31, 2022, the Trust held no assets or liabilities classified in Level 3.

Financial Assets and Liabilities at Fair Value as of June 30, 2023

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$86,812,702	$-	$86,812,702
Short-term money market fund*	4,659,210	-	4,659,210
Exchange-traded futures contracts
Currencies	93,610	-	93,610
Energies	35,837	-	35,837
Grains	238,546	-	238,546
Interest rates	2,074,658	-	2,074,658
Livestock	25,020	-	25,020
Metals	57,348	-	57,348
Softs	99,294	-	99,294
Stock indices	10,643	-	10,643

Total exchange-traded futures contracts	2,634,956	-	2,634,956

Over-the-counter forward currency contracts	-	20,142	20,142

Total futures and forward currency contracts (2)	2,634,956	20,142	2,655,098

Total financial assets and liabilities at fair value	$94,106,868	$20,142	$94,127,010

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$14,658,429
Investments in U.S. Treasury notes held in custody			72,154,273
Total investments in U.S. Treasury notes			$86,812,702

(2)
Net unrealized appreciation on open futures and forward currency contracts			$2,655,098
Net unrealized depreciation on open futures and forward currency contracts			-
Total net unrealized appreciation on open futures and forward currency contracts			$2,655,098

*The short-term money market fund is included in Cash and Cash Equivalents in the Statements of Financial Condition.

Financial Assets and Liabilities at Fair Value as of December 31, 2022

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$94,506,887	$-	$94,506,887
Short-term money market fund*	6,268,465	-	6,268,465
Exchange-traded futures contracts
Currencies	7,601	-	7,601
Energies	1,682,442	-	1,682,442
Grains	66,523	-	66,523
Interest rates	3,101,405	-	3,101,405
Livestock	(5,330)	-	(5,330)
Metals	23,543	-	23,543
Softs	(31,350)	-	(31,350)
Stock indices	(28,255)	-	(28,255)

Total exchange-traded futures contracts	4,816,579	-	4,816,579

Over-the-counter forward currency contracts	-	523,143	523,143

Total futures and forward currency contracts (2)	4,816,579	523,143	5,339,722

Total financial assets and liabilities at fair value	$105,591,931	$523,143	$106,115,074

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$21,481,593
Investments in U.S. Treasury notes held in custody			73,025,294
Total investments in U.S. Treasury notes			$94,506,887

(2)
Net unrealized appreciation on open futures and forward currency contracts			$5,339,722
Net unrealized depreciation on open futures and forward currency contracts			-
Total net unrealized appreciation on open futures and forward currency contracts			$5,339,722

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

The Trust engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Trust at June 30, 2023, by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at June 30, 2023 and December 31, 2022. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at June 30, 2023

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$-	$-	$100,916	$(7,306)	$93,610
Energies	69,874	(37,136)	13,990	(10,891)	35,837
Grains	18,618	-	284,598	(64,670)	238,546
Interest rates	-	-	2,498,962	(424,304)	2,074,658
Livestock	26,040	-	310	(1,330)	25,020
Metals	45,407	(181,745)	291,449	(97,763)	57,348
Softs	-	-	117,798	(18,504)	99,294
Stock indices	197,415	(39,999)	92,280	(239,053)	10,643

Total futures contracts	357,354	(258,880)	3,400,303	(863,821)	2,634,956

Forward currency contracts	833,200	(896,914)	956,728	(872,872)	20,142

Total futures and
forward currency contracts	$1,190,554	$(1,155,794)	$4,357,031	$(1,736,693)	$2,655,098

Fair Value of Futures and Forward Currency Contracts at December 31, 2022

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$22,489	$(10,289)	$30	$(4,629)	$7,601
Energies	1,009,697	(37,450)	711,715	(1,520)	1,682,442
Grains	131,465	(41,967)	-	(22,975)	66,523
Interest rates	-	(43,377)	3,223,978	(79,196)	3,101,405
Livestock	500	(5,830)	-	-	(5,330)
Metals	272,333	(137,540)	127,482	(238,732)	23,543
Softs	67	(20,877)	10,269	(20,809)	(31,350)
Stock indices	25,085	(87,194)	113,753	(79,899)	(28,255)

Total futures contracts	1,461,636	(384,524)	4,187,227	(447,760)	4,816,579

Forward currency contracts	1,682,220	(538,241)	317,553	(938,389)	523,143

Total futures and
forward currency contracts	$3,143,856	$(922,765)	$4,504,780	$(1,386,149)	$5,339,722

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three and six months ended June 30, 2023 and 2022 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below:

Trading gains (losses) of futures and forward currency contracts for the three and six months ended June 30, 2023 and 2022

	Three months ended:	Three months ended:	Six months ended:	Six months ended:
Sector	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Futures contracts:
Currencies	$191,965	$307,478	$335,288	$373,811
Energies	(2,881,599)	3,755,744	(5,326,626)	10,511,484
Grains	(29,781)	879,443	(200,249)	482,708
Interest rates	3,069,488	(4,567,705)	(3,447,526)	(4,432,270)
Livestock	35,940	47,500	39,190	39,940
Metals	(123,130)	1,501,834	107,376	(472,795)
Softs	206,837	42,606	73,729	193,789
Stock indices	1,085,808	4,868,817	1,140,622	5,962,351

Total futures contracts	1,555,528	6,835,717	(7,278,196)	12,659,018

Forward currency contracts	799,453	2,832,853	765,439	3,872,744

Total futures and forward currency contracts	$2,354,981	$9,668,570	$(6,512,757)	$16,531,762

The following table presents average notional value by sector in U.S. dollars of open futures and forward currency contracts for the six months ended June 30, 2023 and 2022. The Trust’s average net asset value for the six months ended June 30, 2023 and 2022 was approximately $98,000,000 and $106,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the six months ended June 30, 2023 and 2022

	2023		2022
Sector	Long Positions	Short Positions	Long Positions	Short Positions

Futures contracts:
Currencies	$2,044,446	$3,461,045	$745,732	$3,509,463
Energies	14,716,700	1,468,095	11,766,759	3,176,126
Grains	4,406,042	1,971,148	5,888,332	5,417,868
Interest rates	13,479,426	139,730,855	117,768,928	32,681,999
Livestock	421,020	171,813	491,393	464,427
Metals	968,242	3,286,033	6,917,231	5,250,309
Softs	895,044	2,024,837	2,097,076	1,838,182
Stock indices	31,589,214	23,868,699	34,861,115	35,065,371

Total futures
contracts	68,520,134	175,982,525	180,536,566	87,403,745

Forward currency
contracts	35,009,438	18,981,820	25,491,908	46,286,441

Total average
notional	$103,529,572	$194,964,345	$206,028,474	$133,690,186

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at June 30, 2023 and 2022. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the Managing Owner believes it is a more meaningful representation of notional values of the Trust’s open interest rate positions.

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

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of June 30, 2023 and December 31, 2022.

Offsetting of derivative assets and liabilities at June 30, 2023

	Gross amounts of recognized assets	Gross amounts offset in the Statements of Financial Condition	Net amounts of assets presented in the Statements of Financial Condition
Assets
Futures contracts
Counterparty C	$703,380	$(385,859)	$317,521
Counterparty J	725,733	(208,180)	517,553
Counterparty L	2,328,544	(528,662)	1,799,882
Total futures contracts	3,757,657	(1,122,701)	2,634,956

Forward currency contracts
Counterparty K	1,789,928	(1,769,786)	20,142
Total forward currency contracts	1,789,928	(1,769,786)	20,142

Total assets	$5,547,585	$(2,892,487)	$2,655,098

		Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net amounts of assets presented in the Statements of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$317,521	$-	$(317,521)	$-
Counterparty J	517,553	-	(517,553)	-
Counterparty K	20,142	-	-	20,142
Counterparty L	1,799,882	-	(1,799,882)	-

Total	$2,655,098	$-	$(2,634,956)	$20,142

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
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of June 30, 2023.

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

The Trust’s forward currency trading activities are cleared through DB and BA. The Trust’s concentration of credit risk associated with DB or BA nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB and BA. The amount of such credit risk was $6,080,021 and $8,701,393 at June 30, 2023 and December 31, 2022, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and six months ended June 30, 2023 and 2022. Profit share earned (from Unitholders' redemptions) is credited to the New Profit Memo Account as defined in the Trust’s Declaration of Trust and Trust Agreement (the “Trust Agreement”).

	Three months ended:
	June 30,	June 30,
	2023	2022
Profit share earned	$-	$577
Reversal of profit share (1)	-	(33,871)
Profit share accrued	-	427,506
Total profit share	$-	$394,212

	Six months ended:
	June 30,	June 30,
	2023	2022
Profit share earned	$-	$577
Profit share accrued	-	427,506
Total profit share	$-	$428,083

(1) On April 1st

5. RELATED PARTY TRANSACTIONS

The Trust pays all routine expenses, such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee's fees, the charges of an outside accounting services agency and the expenses of updating the Trust's Prospectus), as well as extraordinary costs. At June 30, 2023 and December 31, 2022, the Managing Owner is owed $58,774 and $0, respectively, from the Trust in connection with such expenses it has paid on the Trust's behalf (and is included in "Due to Managing Owner" in the Statements of Financial Condition).

Series 1 Unitholders who redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the Managing Owner. There was no redemption charge payable at June 30, 2023 or December 31, 2022.

6. FINANCIAL HIGHLIGHTS

Per unit operating performance for Series 1, Series 3, Series 4 Units and Series 5 is calculated based on Unitholders’ Trust capital for each Series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of Units during the period. Weighted average number of Units for each Series is detailed below:

	Three months ended June 30,		Six months ended June 30,		Date of first issuance
	2023	2022	2023	2022

Series 1	55,238.322	60,323.155	56,114.496	61,238.337	July 23, 2001
Series 3	8,404.242	10,285.447	8,724.708	10,361.205	September 1, 2009
Series 4	3,951.872	4,118.899	3,980.797	4,086.398	November 1, 2010
Series 5	3,348.061	3,849.201	3,395.197	3,877.993	April 1, 2018

7. BROKERAGE AND CUSTODIAL FEES

Per the Trust agreement, selling agents are prohibited from receiving amounts in excess of 9.5% of the gross offering proceeds of Series 1 Units sold subsequent to August 12, 2009. During the three and six months ended June 30, 2023 and 2022, the Managing Owner rebated to the Trust for the benefit of all holders of Series 1 Units, all amounts that would have otherwise been due to selling agents but for the 9.5% cap. Further, in certain cases, there are Series 1 Units that remain outstanding, where there is no longer a selling agent associated with such Units. Beginning in August 2014, the Managing Owner rebated such amounts to the Trust for the benefit of all holders of Series 1 Units. The total amounts rebated to the Trust for both of these items, included in “Installment selling commissions” in the Statements of Operations, were as follows:

	Three months ending June 30,		Six months ending June 30,
	2023	2022	2023	2022

Brokerage fee rebates	$ 126,349	$ 148,671	$ 249,351	$ 285,142

8. SUBSEQUENT EVENTS

The Managing Owner has performed its evaluation of subsequent events from July 1, 2023 to August 14, 2023, the date this Form 10-Q was filed. Based on such evaluation, no further events were discovered that required disclosure or adjustment to the financial statements.

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

During its operations for the three and six months ended June 30, 2023, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

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

Periods ended June 30, 2023

Month Ended:		Total Trust Capital

June 30, 2023		$94,888,573
March 31, 2023		95,001,361
December 31, 2022		108,178,928

	Three months ended	Six months ended
Change in Trust Capital	$(112,788)	$(13,290,355)
Percent Change	(0.12)%	(12.29)%

THREE MONTHS ENDED JUNE 30, 2023

The decrease in the Trust’s net assets of $112,788 was attributable to redemptions of $2,149,088, which were partially offset by net income after profit share of $2,036,300.

Management fees and installment selling commissions are calculated on the net asset value of the Series 1 Units, Series 3 Units and Series 5 on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees and installment selling commissions for the three months ended June 30, 2023 decreased $98,484 and $58,506 (net of Managing Owner commission rebate to Unitholders), respectively, relative to the corresponding period in 2022 due to a decrease in the Trust’s Series 1, Series 3 and Series 5 net assets during the respective periods.

Trade execution and clearing costs for the three months ended June 30, 2023 decreased $23,899 relative to the corresponding period in 2022. The decrease was due mainly to a decrease in the Trust’s net assets during the three months ended June 30, 2023 relative to the corresponding period in 2022.

Administrative expenses for the three months ended June 30, 2023 decreased $48,953 relative to the corresponding period in 2022. The decrease was due mainly to an elimination of costs related to maintaining an effective registration statement during the three months ended June 30, 2023 relative to the corresponding period in 2022.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the three months ended June 30, 2023 increased $736,888 relative to the corresponding period in 2022. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the three months ended June 30, 2023.

During the three months ended June 30, 2023, the Trust experienced net realized and unrealized gains of $2,220,748 from its trading operations (including foreign exchange translations and Treasury obligations). Total brokerage and management fees of $1,158,279, administrative expenses of $134,956, custody fees and other expenses of $6,118 were incurred. The Trust’s gains achieved from trading operations, in addition to interest income of $988,556, and Managing Owner commission rebate to Unitholders of $126,349 were partially offset by the Trust's expenses, resulting in net income after profit share to the Managing Owner of $2,036,300. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Trust Capital
Currencies	1.06%
Energies	(3.04)%
Grains	(0.04)%
Interest rates	3.30%
Livestock	0.04%
Metals	(0.14)%
Softs	0.21%
Stock indices	1.14%

Trading gain	2.53%

SIX MONTHS ENDED JUNE 30, 2023

The decrease in the Trust’s net assets of $13,290,355 was attributable to net loss after profit share of $6,909,359 and redemptions of $6,380,996.

Management fees and installment selling commissions are calculated on the net asset value of the Series 1 Units, Series 3 Units and Series 5 on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees and installment selling commissions for the six months ended June 30, 2023 decreased $88,219 and $54,901 (net of the Managing Owner commission rebate to Unitholders), respectively, relative to the corresponding period in 2022 due to a decrease in the Trust’s Series 1, Series 3 and Series 5 net assets during the respective periods.

Trade execution and clearing costs for the six months ended June 30, 2023 decreased $57,029 relative to the corresponding period in 2022. The decrease was due mainly to a decrease in the Trust’s net assets during the six months ended June 30, 2023 relative to the corresponding period in 2022.

Administrative expenses for the six months ended June 30, 2023 decreased $107,108 relative to the corresponding period in 2022. The decrease was due mainly to an elimination of costs related to maintaining an effective registration statement during the six months ended June 30, 2023 relative to the corresponding period in 2022.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the six months ended June 30, 2023 increased $1,548,634 relative to the corresponding period in 2022. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the six months ended June 30, 2023 relative to the corresponding period in 2022.

During the six months ended June 30, 2023, the Trust experienced net realized and unrealized losses of $6,337,111 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Total brokerage and management fees of $2,399,247, administrative expenses of $275,643, custody fees and other expenses of $12,300 were incurred. Interest income of $1,865,591, and Managing Owner commission rebate to Unitholders of $249,351 partially offset the Trust’s expenses, resulting in net loss after profit share to the Managing Owner of $6,909,359. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Trust Capital
Currencies	1.14%
Energies	(5.36)%
Grains	(0.19)%
Interest rates	(3.07)%
Livestock	0.05%
Metals	0.10%
Softs	0.09%
Stock indices	1.24%

Trading loss	(6.00)%

MANAGEMENT DISCUSSION –2023

Three months ended June 30, 2023

The Trust was profitable during the quarter as gains from trading financial futures and currency forwards outpaced losses from trading energy futures. Trading of non-energy commodity futures was nearly flat.

Diverging narratives concerning the future paths of growth, inflation and monetary policy within and across various economic regions, including the U.S., Europe, China, and Asia (excluding China), and the bifurcation between weakening manufacturing and booming service sectors globally contributed to rattled financial and commodity markets during most of the quarter. U.S. regional banking stresses, political discussions around the U.S. debt ceiling, a late June spike of hawkish activity by global central banks and the attempted coup by the Wagner Group in Russia also contributed to market turmoil.

Interest rate volatility remained elevated during the quarter as persistent global inflation leant support to increased rates while concerns about slowing growth and/or a recession weakened the push for rate increases. Market participants expressed some uncertainty about how central banks would respond to strong inflation, labor markets and consumer spending in the U.S. and Europe, juxtaposed against weaker than expected growth in China and slowing manufacturing globally. Developed market central banks enacted higher official interest rates and more hawkish policy. Consequently, interest rates rose and short positions in U.S., European, British, Canadian and Australian interest rate futures, particularly shorter-term futures, were quite profitable. On the other hand, short positions in French, Italian and German longer-term interest rate futures posted small partially offsetting losses.

Stocks were unsettled with widely divergent results by region, sector and individual security during the quarter amid divergent views about inflation, monetary policy, growth and earnings. In Japan, strong domestic demand and the de-risking and friend-shoring of supply chains seemingly contributed to the strength of Japanese stocks, and long positions in Japanese equity index futures were profitable, as was a long Taiwanese stock index futures trade. Trading of European equity index futures—German, French, British, Spanish and Italian—also posted gains. Short VIX and VSTOXX volatility index futures were also profitable. On the other hand, excitement about AI and tech, persistently strong consumer spending, and investor optimism about a soft or no landing U.S. growth scenario seemed to support U.S. stocks, and short positions in U.S. equity futures registered losses. Trading of China-related equity index futures was also slightly negative. A short Brazilian equity index trade was also unprofitable as equity futures rose amid the fiscal policy outlook and inflation expectations improving in Brazil.

Foreign exchange trading was mixed but quite profitable. A long position in the high yield Brazilian real versus the U.S. dollar and a short position in the low yield Japanese yen versus the U.S. dollar were particularly profitable. Long positions in high yield Polish, Mexican and Chilean currencies against the U.S. dollar were also profitable. Trading the U.S. dollar against the United Kingdom pound sterling and South African rand also registered gains. On the other hand, short U.S. dollar trades versus the European Union euro, Israeli shekel and New Zealand dollar and long U.S. dollar trades versus the Canadian dollar, Korean won, and Swedish krona posted partially offsetting losses.

Crude oil and crude product prices were impacted by conflicting forces during the quarter. Fears of sluggish global growth, particularly in China, and evidence that diesel and gasoline demand was being negatively impacted by increasing EV usage and government fuel economy standards contributed to down prices, while the U.S. outlook, continuing production cuts from Organization of the Petroleum Exporting Countries (“OPEC+”) and news that the U.S. was commencing a rebuild of its strategic petroleum reserve seemed to support prices. Overall prices did decline during the quarter and long positions in Brent crude and WTI crude, and trading of RBOB gasoline, London gas oil and heating oil were unprofitable. Following the sharp declines in natural gas prices during the first quarter amid weak demand, larger-than-usual inventories and mild weather, prices and demand increased during the second quarter amid unexpectedly hot weather in Europe and the U.S., especially in June. Hence, short U.S. and European natural gas positions were slightly unprofitable for the quarter.

Finally, small gains from trading soft and livestock commodity futures were largely offset by small losses from trading metal and grain futures.

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

Brokerage fees (see note 1) are calculated on the net asset value of the Series 1 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three months ended June 30, 2022 decreased $87,585 (net of Managing Owner commission rebate to Unitholders) relative to the corresponding period in 2021 due to a decrease in the Trust’s Series 1 net assets during the respective periods.

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

During the three months ended June 30, 2022, the Trust experienced net realized and unrealized gains of $9,233,876 from its trading operations (including foreign exchange translations and Treasury obligations). Total brokerage and management fees of $1,233,798, administrative expenses of $183,909, custody fees and other expenses of $7,458 and management fees of $127,692 were incurred. The Trust’s gains achieved from trading operations, in addition to interest income of $251,668, and Managing Owner commission rebate to Unitholders of $148,671 were partially offset by the Trust's expenses, resulting in net income after profit share to the Managing Owner of $7,687,146. An analysis of the trading gain (loss) by sector is as follows:

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

Brokerage fees (see note 1) are calculated on the net asset value of the Series 1 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the six months ended June 30, 2022 decreased $213,535 (net of the Managing Owner commission rebate to Unitholders) relative to the corresponding period in 2021 due to a decrease in the Trust’s Series 1 net assets during the respective periods.

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

During the six months ended June 30, 2022, the Trust experienced net realized and unrealized gains of $15,948,628 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Total brokerage and management fees of $2,391,728, administrative expenses of $382,751, custody fees and other expenses of $14,170 and management fees of $243,459 were incurred. Interest income of $316,957, and Managing Owner commission rebate to Unitholders of $285,142 were partially offset by the Trust’s expenses resulting in net income after profit share to the Managing Owner of $13,090,536. An analysis of the trading gain (loss) by sector is as follows:

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

CONTRACTUAL OBLIGATIONS

The Trust does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Trust’s sole business is trading futures, forward currency, spot, option, and swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Trust for less than four months before being offset or rolled over into new contracts with similar maturities. The Trust’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Trust’s open futures and forward currency contracts, both long and short, at June 30, 2023 and March 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

The Managing Owner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Trust as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the

Managing Owner’s internal controls over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Managing Owner’s internal controls over financial reporting with respect to the Trust.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)There have been no sales of unregistered securities of the Trust during the three months ended June 30, 2023

(b)Pursuant to the Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding and Units are not reissued once redeemed.

The following table summarizes the redemptions by Unitholders during the three months ended June 30, 2023.

	Series 1		Series 3		Series 4		Series 5
Date of Redemption	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit

April 30, 2023	429.578	$1,110.98	154.570	$1,796.54	3.454	$2,495.37	-	$1,670.42
May 31, 2023	481.064	1,108.83	140.853	1,799.09	0.836	2,502.57	-	1,671.75
June 30, 2023	229.459	1,134.19	150.379	1,846.53	-	2,572.30	34.245	1,714.75
Total	1,140.101		445.802		4.290		34.245

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
Managing Owner

Date: August 14, 2023
/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)