Form 10-Q
period 2023-09-30
GLOBAL MACRO TRUST
filed 2023-11-13
CIK 1145765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:   September 30, 2023

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
For the three and nine months ended September 30, 2023 and 2022 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Trust Capital (c)	8
Statements of Financial Highlights (b)	10
Notes to the Financial Statements	12

(a) At September 30, 2023 (unaudited) and December 31, 2022
(b) For the three and nine months ended September 30, 2023 and 2022 (unaudited)
(c) For the nine months ended September 30, 2023 and 2022 (unaudited)

Global Macro Trust
Statements of Financial Condition

	September 30, 2023 (unaudited)	December 31, 2022
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes – at fair value
(amortized cost $21,037,632 and $21,631,687)	$20,983,515	$21,481,593
Net unrealized appreciation on open futures and
forward currency contracts	4,277,899	5,339,722
Due from brokers, net	5,179,394	5,460,903
Total equity in trading accounts	30,440,808	32,282,218

INVESTMENTS IN U.S. TREASURY NOTES – at fair value
(amortized cost $68,927,288 and $73,404,374)	68,830,947	73,025,294
CASH AND CASH EQUIVALENTS	4,412,769	6,518,465
ACCRUED INTEREST RECEIVABLE	618,533	584,235
TOTAL	$104,303,057	$112,410,212

LIABILITIES AND TRUST CAPITAL
LIABILITIES:
Net unrealized depreciation on open futures and forward currency contracts	$92,817	$-
Due to Managing Owner	56,931	-
Accrued management fees	216,696	231,456
Accrued installment selling commissions	168,110	181,153
Accrued trade execution and clearing costs	6,037	5,176
Redemptions payable to Unitholders	12,508,182	1,083,735
Redemption payable to Managing Owner	-	1,298,478
Accrued expenses	129,804	133,385
Cash overdraft denominated in foreign currencies (cost $994,262 and $1,255,479)	978,295	1,297,901
Accrued profit share	95,740	-
Total liabilities	14,252,612	4,231,284

TRUST CAPITAL:
Managing Owner interest (1,937.717 and 1,854.682 units outstanding)	2,421,700	2,267,924
Series 1 Unitholders (43,671.888 and 57,887.327 units outstanding)	54,579,906	70,785,087
Series 3 Unitholders (7,564.720 and 9,204.522 units outstanding)	15,477,610	17,954,584
Series 4 Unitholders (3,939.518 and 4,040.492 units outstanding)	11,331,122	10,883,596
Series 5 Unitholders (3,286.150 and 3,458.143 units outstanding)	6,240,107	6,287,737
Total trust capital	90,050,445	108,178,928

TOTAL	$104,303,057	$112,410,212

NET ASSET VALUE PER UNIT OUTSTANDING:
Series 1 Unitholders	$1,249.77	$1,222.81
Series 3 Unitholders	$2,046.03	$1,950.63
Series 4 Unitholders	$2,876.27	$2,693.63
Series 5 Unitholders	$1,898.91	$1,818.24

See notes to financial statements (unaudited)

Global Macro Trust
Condensed Schedule of Investments (unaudited)
September 30, 2023

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Currencies	0.00%	$1,220
Energies	0.35	318,301
Grains	(0.01)	(11,788)
Interest rates	(0.01)	(9,998)
Livestock	(0.01)	(12,960)
Metals	0.29	263,431
Softs	(0.01)	(7,117)
Stock indices	(0.10)	(93,330)

Total long futures contracts	0.50	447,759

Short futures contracts:
Currencies	0.07	60,346
Energies	0.02	21,753
Grains	0.36	322,021
Interest rates:
2 Year U.S. Treasury Note (313 contracts, settlement date December 2023)	0.22	196,156
5 Year U.S. Treasury Note (188 contracts, settlement date December 2023)	0.00	1,313
30 Year U.S. Treasury Bond (65 contracts, settlement date December 2023)	0.21	191,719
Other	2.84	2,559,545

Total interest rates	3.27	2,948,733

Metals	0.32	288,144
Softs	0.08	71,324
Stock indices	(0.02)	(17,729)

Total short futures contracts	4.10	3,694,592

TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	4.60	4,142,351

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.90)	(813,748)
Total short forward currency contracts	0.95	856,479

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	0.05	42,731

TOTAL	4.65%	$4,185,082

		(Continued)

Global Macro Trust
Condensed Schedule of Investments (unaudited)
September 30, 2023
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$28,849,000	U.S. Treasury notes, 2.750%, 11/15/2023	31.94%	$28,758,847
21,855,000	U.S. Treasury notes, 2.750%, 02/15/2024	24.03	21,637,731
18,693,000	U.S. Treasury notes, 2.500%, 05/15/2024	20.38	18,355,285
21,633,000	U.S. Treasury notes, 2.375%, 08/15/2024	23.39	21,062,599
	Total investments in U.S. Treasury notes
	(amortized cost $89,964,920)	99.74%	$89,814,462

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2022

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Currencies	0.01%	$12,200
Energies	0.90	972,247
Grains	0.08	89,498
Interest rates	(0.04)	(43,377)
Livestock	(0.00)	(5,330)
Metals	0.12	134,793
Softs	(0.02)	(20,810)
Stock indices	(0.06)	(62,109)

Total long futures contracts	0.99	1,077,112

Short futures contracts:
Currencies	(0.00)	(4,599)
Energies	0.66	710,195
Grains	(0.02)	(22,975)
Interest rates:
2 Year U.S. Treasury Note (184 contracts, settlement date March 2023)	0.06	65,500
30 Year U.S. Treasury Bond (61 contracts, settlement date March 2023)	0.01	11,969
Other	2.83	3,067,313

Total interest rates	2.90	3,144,782

Metals	(0.10)	(111,250)
Softs	(0.01)	(10,540)
Stock indices	0.03	33,854

Total short futures contracts	3.46	3,739,467

TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	4.45	4,816,579

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.06	1,143,979
Total short forward currency contracts	(0.57)	(620,836)
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	0.49	523,143

TOTAL	4.94%	$5,339,722

		(Continued)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2022
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$18,255,000	U.S. Treasury notes, 2.000%, 02/15/2023	16.83%	$18,206,867
19,420,000	U.S. Treasury notes, 1.750%, 05/15/2023	17.76	19,217,455
33,255,000	U.S. Treasury notes, 2.500%, 08/15/2023	30.32	32,800,342
24,700,000	U.S. Treasury notes, 2.750%, 11/15/2023	22.45	24,282,223
	Total investments in U.S. Treasury notes
	(amortized cost $95,036,061)	87.36%	$94,506,887

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Statements of Operations (unaudited)

	For the three months ended
	September 30, 2023	September 30, 2022
INVESTMENT INCOME:
Interest income, net	$1,126,021	$427,010

EXPENSES:
Brokerage and management fees:
Management fees	607,770	683,560
Installment selling commissions	484,347	545,315
Trade execution and clearing costs	92,935	105,492
Total brokerage and management fees	1,185,052	1,334,367

Administrative expenses	134,739	125,973
Custody fees and other expenses	6,112	7,151
Total expenses	1,325,903	1,467,491

Managing Owner commission rebate to Unitholders	(123,869)	(145,944)

Net expenses	1,202,034	1,321,547

NET INVESTMENT LOSS	(76,013)	(894,537)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	8,469,099	7,960,583
Foreign exchange transactions	(92,132)	72,015
Net change in unrealized:
Futures and forward currency contracts	1,529,984	(486,697)
Foreign exchange translation	34,511	(36,909)
Net gains (losses) from U.S. Treasury notes:
Realized	(8,904)	(26,967)
Net change in unrealized	80,530	(267,652)
TOTAL NET REALIZED AND UNREALIZED GAINS	10,013,088	7,214,373

NET INCOME	9,937,075	6,319,836
LESS PROFIT SHARE TO MANAGING OWNER	95,740	306,416
NET INCOME AFTER PROFIT SHARE TO MANAGING OWNER	$9,841,335	$6,013,420

NET INCOME PER UNIT OUTSTANDING
Series 1 Unitholders	$115.58	$63.01
Series 3 Unitholders	$199.50	$98.37
Series 4 Unitholders	$303.97	$174.59
Series 5 Unitholders	$184.16	$89.23

See notes to financial statements (unaudited)

Global Macro Trust
Statements of Operations (unaudited)

	For the nine months ended
	September 30, 2023	September 30, 2022
INVESTMENT INCOME:
Interest income, net	$2,991,612	$743,967

EXPENSES:
Brokerage and management fees:
Management fees	1,834,418	1,998,427
Installment selling commissions	1,453,901	1,605,561
Trade execution and clearing costs	295,980	365,566
Total brokerage and management fees	3,584,299	3,969,554

Administrative expenses	410,382	508,724
Custody fees and other expenses	18,412	21,321

Total expenses	4,013,093	4,499,599

Managing Owner commission rebate to Unitholders	(373,220)	(431,086)

Net expenses	3,639,873	4,068,513

NET INVESTMENT LOSS	(648,261)	(3,324,546)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	4,640,966	20,297,708
Foreign exchange translation	(164,309)	(31,176)
Net change in unrealized:
Futures and forward currency contracts	(1,154,640)	3,707,940
Foreign exchange translation	58,389	(41,250)
Net gains (losses) from U.S. Treasury notes:
Realized	(83,145)	(38,447)
Net change in unrealized	378,716	(731,774)
TOTAL NET REALIZED AND UNREALIZED GAINS	3,675,977	23,163,001

NET INCOME	$3,027,716	$19,838,455
LESS PROFIT SHARE TO MANAGING OWNER	95,740	734,499
NET INCOME AFTER PROFIT SHARE TO MANAGING OWNER	$2,931,976	$19,103,956

NET INCOME PER UNIT OUTSTANDING
Series 1 Unitholders	$26.96	$197.00
Series 3 Unitholders	$95.40	$315.40
Series 4 Unitholders	$182.64	$525.90
Series 5 Unitholders	$80.67	$284.07

See notes to financial statements (unaudited)		(Concluded)

Global Macro Trust
Statements of Changes in Trust Capital (unaudited)

For the nine months ended September 30, 2023:
									New Profit
	Series 1 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Series 5 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2023	$70,785,087	57,887.327	$17,954,584	9,204.522	$10,883,596	4,040.492	$6,287,737	3,458.143	$-	-	$2,267,924	1,854.682	$108,178,928
Subscriptions	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemptions	(17,477,415)	(14,387.223)	(3,019,304)	(1,639.722)	(268,780)	(100.974)	(294,960)	(171.993)	-	-	-	-	(21,060,459)
Transfers	-	-	(4,024)	(0.080)	-	-	4,024	-	-	-	-	-	-
Addt'l units allocated *	-	171.784	-	-	-	-	-	-	-	-	-	83.035	-
Net income
before profit share to Managing Owner	1,272,234	-	620,634	-	716,306	-	264,766	-	-	-	153,776	-	3,027,716
Profit share to Managing Owner:	-	-	(74,280)	-	-	-	(21,460)	-	-	-	-	-	(95,740)
Transfer of New Profit Memo
Account to Managing Owner	-	-	-	-	-	-	-	-	-	-	-	-	-
Trust capital at
September 30, 2023	$54,579,906	43,671.888	$15,477,610	7,564.720	$11,331,122	3,939.518	$6,240,107	3,286.150	$-	-	$2,421,700	1,937.717	$90,050,445

Net asset value per unit outstanding
at September 30, 2023:	$1,249.77		$2,046.03		$2,876.27		$1,898.91

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and to the Managing Owner.													(Continued)

See notes to financial statements (unaudited)

Global Macro Trust
Statements of Changes in Trust Capital (unaudited)

For the nine months ended September 30, 2022:
									New Profit
	Series 1 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Series 5 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2022	$67,189,838	62,620.242	$17,635,045	10,514.052	$8,660,732	3,881.484	$6,139,800	3,895.148	$-	-	$2,499,928	2,329.914	$102,125,343
Subscriptions	-	-	-	-	704,340	306.092	98,039	62.198	4,222	3.542	-	-	806,601
Redemptions	(4,576,009)	(4,008.181)	(1,016,674)	(561.090)	(143,776)	(57.668)	(166,712)	(108.169)	-	-	-	-	(5,903,171)
Addt'l units allocated *	-	175.458	-	-	-	-	-	-	-	0.052	-	102.531	-
Net income
before profit share to Managing Owner	12,044,401	-	3,752,078	-	2,165,627	-	1,286,803	-	342	-	589,204	-	19,838,455
Profit share to Managing Owner:	-	-	(537,336)	-	-	-	(197,163)	-	-	-	-	-	(734,499)
Transfer of New Profit Memo
Account to Managing Owner	-	-	-	-	-	-	-	-	-	-	-	-	-
Trust capital at
September 30, 2022	$74,658,230	58,787.519	$19,833,113	9,952.962	$11,386,923	4,129.908	$7,160,767	3,849.177	$4,564	3.594	$3,089,132	2,432.445	$116,132,729

Net asset value per unit outstanding
at September 30, 2022:	$1,269.97		$1,992.68		$2,757.19		$1,860.34

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and to the Managing Owner.

See notes to financial statements (unaudited)													(Concluded)

Global Macro Trust
Statements of Financial Highlights (unaudited)
For the three months ended September 30:	2023				2022
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5
Net income (loss) from operations:
Net investment income (loss)	$ (5.29)	$ 8.86	$ 24.56	$ 5.10	$ (14.16)	$ (5.18)	$ 4.46	$ (8.15)
Net realized and unrealized gains on trading of futures and forward currency contracts	119.99	197.97	277.45	184.12	80.34	130.98	177.02	122.71
Net gains (losses) from U.S. Treasury obligations	0.88	1.48	1.96	1.32	(3.17)	(5.09)	(6.89)	(4.78)
Profit share allocated to Managing Owner	0.00	(8.81)	0.00	(6.38)	0.00	(22.34)	0.00	(20.55)
Net income per unit	$ 115.58	$ 199.50	$ 303.97	$ 184.16	$ 63.01	$ 98.37	$ 174.59	$ 89.23

Net asset value per unit, beginning of period	1,134.19	1,846.53	2,572.30	1,714.75	1,206.96	1,894.31	2,582.60	1,771.11

Net asset value per unit, end of period	$ 1,249.77	$ 2,046.03	$ 2,876.27	$ 1,898.91	$ 1,269.97	$ 1,992.68	$ 2,757.19	$ 1,860.34
Total return and ratios for the three months ended September 30:	2023				2022
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5
RATIOS TO AVERAGE CAPITAL:
Net investment income (loss) (a)	(1.78)%	1.91%	3.65%	1.16%	(4.75)%	(1.08)%	0.68%	(1.85)%
Total expenses (a)	6.41%	2.72%	0.96%	3.47%	6.30%	2.65%	0.86%	3.42%
Profit share allocation (b)	0.00	0.49	0.00	0.36	0.00	1.19	0.00	1.17
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	6.41%	3.21%	0.96%	3.83%	6.30%	3.84%	0.86%	4.59%
Total return before profit share allocation (b)	10.19%	11.29%	11.82%	11.10%	5.22%	6.38%	6.76%	6.21%
Less: Profit share allocation (b)	0.00	0.49	0.00	0.36	0.00	1.19	0.00	1.17
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	10.19%	10.80%	11.82%	10.74%	5.22%	5.19%	6.76%	5.04%
(a) Annualized. Ratios are net Managing Owner commission rebate.
(b) Not annualized.								(Continued)

Global Macro Trust
Statements of Financial Highlights (unaudited)
For the nine months ended September 30:	2023				2022
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5
Net income (loss) from operations:
Net investment income (loss)	$ (20.21)	$ 18.45	$ 60.29	$ 7.68	$ (47.94)	$ (26.49)	$ (2.98)	$ (34.43)
Net realized and unrealized gains on trading of futures and forward currency contracts	43.69	79.94	114.78	74.17	253.12	407.24	546.68	381.74
Net gains (losses) from U.S. Treasury obligations	3.48	5.82	7.57	5.20	(8.18)	(13.08)	(17.80)	(12.27)
Profit share allocated to Managing Owner	0.00	(8.81)	0.00	(6.38)	0.00	(52.27)	0.00	(50.97)
Net income per unit	$ 26.96	$ 95.40	$ 182.64	$ 80.67	$ 197.00	$ 315.40	$ 525.90	$ 284.07

Net asset value per unit, beginning of period	1,222.81	1,950.63	2,693.63	1,818.24	1,072.97	1,677.28	2,231.29	1,576.27

Net asset value per unit, end of period	$ 1,249.77	$ 2,046.03	$ 2,876.27	$ 1,898.91	$ 1,269.97	$ 1,992.68	$ 2,757.19	$ 1,860.34
Total return and ratios for the nine months ended September 30:	2023				2022
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5
RATIOS TO AVERAGE CAPITAL:
Net investment income (loss) (a)	(2.34)%	1.32%	3.10%	0.59%	(5.57)%	(1.95)%	(0.16)%	(2.71)%
Total expenses (a)	6.43%	2.74%	0.98%	3.49%	6.48%	2.88%	1.10%	3.65%
Profit share allocation (b)	0.00	0.47	0.00	0.37	0.00	2.89	0.00	3.01
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	6.43%	3.21%	0.98%	3.86%	6.48%	5.77%	1.10%	6.66%
Total return before profit share allocation (b)	2.20%	5.36%	6.78%	4.81%	18.36%	21.69%	23.57%	21.03%
Less: Profit share allocation (b)	0.00	0.47	0.00	0.37	0.00	2.89	0.00	3.01
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	2.20%	4.89%	6.78%	4.44%	18.36%	18.80%	23.57%	18.02%
(a) Annualized. Ratios are net Managing Owner commission rebate.
(b) Not annualized.
See notes to financial statements (unaudited)
								(Concluded)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Global Macro Trust’s (the “Trust”) financial condition at September 30, 2023 (unaudited) and December 31, 2022 (audited) and the results of its operations for the three and nine months ended September 30, 2023 and 2022 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2022. The December 31, 2022 information has been derived from the audited financial statements as of December 31, 2022.

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

Certain prior year items in the financial statements have been reclassified to conform to the current year presentation. The Trust reclassified amounts previously included in “Brokerage fees” to “Management fees”, “Installment selling commissions” and “Trade execution and clearing costs” in the Statements of Operations for the three and nine months ended September 30, 2022. Further, the Trust reclassified amounts previously included in “Accrued brokerage fees” to “Accrued management fees”, “Accrued installment selling commissions” and “Accrued trade execution and clearing costs” in the Statements of Financial Condition at December 31, 2022. Any mention of “brokerage fees” or “accrued brokerage fees” subsequently in these footnotes are understood to represent the newly classified line items.

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

The following tables represent the Trust’s investments by hierarchical level as of September 30, 2023 and December 31, 2022 in valuing the Trust’s investments at fair value. During the nine and twelve months ended September 30, 2023 and December 31, 2022, the Trust held no assets or liabilities in Level 3. At September 30, 2023 and December 31, 2022, the Trust held no assets or liabilities classified in Level 3.

Financial Assets and Liabilities at Fair Value as of September 30, 2023

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$89,814,462	$-	$89,814,462
Short-term money market fund*	4,162,769	-	4,162,769
Exchange-traded futures contracts
Currencies	61,566	-	61,566
Energies	340,054	-	340,054
Grains	310,233	-	310,233
Interest rates	2,938,735	-	2,938,735
Livestock	(12,960)	-	(12,960)
Metals	551,575	-	551,575
Softs	64,207	-	64,207
Stock indices	(111,059)	-	(111,059)

Total exchange-traded futures contracts	4,142,351	-	4,142,351

Over-the-counter forward currency contracts	-	42,731	42,731

Total futures and forward currency contracts (2)	4,142,351	42,731	4,185,082

Total financial assets and liabilities at fair value	$98,119,582	$42,731	$98,162,313

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$20,983,515
Investments in U.S. Treasury notes held in custody			68,830,947
Total investments in U.S. Treasury notes			$89,814,462

(2)
Net unrealized appreciation on open futures and forward currency contracts			$4,277,899
Net unrealized depreciation on open futures and forward currency contracts			(92,817)
Total net unrealized appreciation on open futures and forward currency contracts			$4,185,082

*The short-term money market fund is included in Cash and Cash Equivalents in the Statements of Financial Condition.

Financial Assets and Liabilities at Fair Value as of December 31, 2022

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$94,506,887	$-	$94,506,887
Short-term money market fund*	6,268,465	-	6,268,465
Exchange-traded futures contracts
Currencies	7,601	-	7,601
Energies	1,682,442	-	1,682,442
Grains	66,523	-	66,523
Interest rates	3,101,405	-	3,101,405
Livestock	(5,330)	-	(5,330)
Metals	23,543	-	23,543
Softs	(31,350)	-	(31,350)
Stock indices	(28,255)	-	(28,255)

Total exchange-traded futures contracts	4,816,579	-	4,816,579

Over-the-counter forward currency contracts	-	523,143	523,143

Total futures and forward currency contracts (2)	4,816,579	523,143	5,339,722

Total financial assets and liabilities at fair value	$105,591,931	$523,143	$106,115,074

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$21,481,593
Investments in U.S. Treasury notes held in custody			73,025,294
Total investments in U.S. Treasury notes			$94,506,887

(2)
Net unrealized appreciation on open futures and forward currency contracts			$5,339,722
Net unrealized depreciation on open futures and forward currency contracts			-
Total net unrealized appreciation on open futures and forward currency contracts			$5,339,722

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

The Trust engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Trust at September 30, 2023, by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at September 30, 2023 and December 31, 2022. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at September 30, 2023

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$1,245	$(25)	$68,409	$(8,063)	$61,566
Energies	513,587	(195,286)	23,022	(1,269)	340,054
Grains	-	(11,788)	322,679	(658)	310,233
Interest rates	-	(9,998)	3,153,907	(205,174)	2,938,735
Livestock	-	(12,960)	-	-	(12,960)
Metals	339,558	(76,127)	627,671	(339,527)	551,575
Softs	-	(7,117)	71,804	(480)	64,207
Stock indices	13,843	(107,173)	157,567	(175,296)	(111,059)

Total futures contracts	868,233	(420,474)	4,425,059	(730,467)	4,142,351

Forward currency contracts	175,728	(989,476)	1,212,473	(355,994)	42,731

Total futures and
forward currency contracts	$1,043,961	$(1,409,950)	$5,637,532	$(1,086,461)	$4,185,082

Fair Value of Futures and Forward Currency Contracts at December 31, 2022

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$22,489	$(10,289)	$30	$(4,629)	$7,601
Energies	1,009,697	(37,450)	711,715	(1,520)	1,682,442
Grains	131,465	(41,967)	-	(22,975)	66,523
Interest rates	-	(43,377)	3,223,978	(79,196)	3,101,405
Livestock	500	(5,830)	-	-	(5,330)
Metals	272,333	(137,540)	127,482	(238,732)	23,543
Softs	67	(20,877)	10,269	(20,809)	(31,350)
Stock indices	25,085	(87,194)	113,753	(79,899)	(28,255)

Total futures contracts	1,461,636	(384,524)	4,187,227	(447,760)	4,816,579

Forward currency contracts	1,682,220	(538,241)	317,553	(938,389)	523,143

Total futures and
forward currency contracts	$3,143,856	$(922,765)	$4,504,780	$(1,386,149)	$5,339,722

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three and nine months ended September 30, 2023 and 2022 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below:

Trading gains (losses) of futures and forward currency contracts for the three and nine months ended September 30, 2023 and 2022

	Three months ended:	Three months ended:	Nine months ended:	Nine months ended:
Sector	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Futures contracts:
Currencies	$48,271	$272,014	$383,559	$645,825
Energies	4,797,101	(3,874,562)	(529,525)	6,636,922
Grains	267,687	(849,578)	67,438	(366,870)
Interest rates	5,069,081	8,149,787	1,621,555	3,717,517
Livestock	(4,060)	(31,150)	35,130	8,790
Metals	755,706	328,287	863,082	(144,508)
Softs	(43,080)	(295,984)	30,649	(102,195)
Stock indices	(711,207)	1,717,731	429,415	7,680,082

Total futures contracts	10,179,499	5,416,545	2,901,303	18,075,563

Forward currency contracts	(180,416)	2,057,341	585,023	5,930,085

Total futures and forward currency contracts	$9,999,083	$7,473,886	$3,486,326	$24,005,648

The following table presents average notional value by sector in U.S. dollars of open futures and forward currency contracts for the nine months ended September 30, 2023 and 2022. The Trust’s average net asset value for the nine months ended September 30, 2023 and 2022 was approximately $98,000,000 and $107,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the nine months ended September 30, 2023 and 2022

	2023		2022
Sector	Long Positions	Short Positions	Long Positions	Short Positions

Futures contracts:
Currencies	$1,612,148	$5,756,575	$694,077	$4,462,664
Energies	17,349,558	1,414,715	13,607,083	2,873,009
Grains	3,345,144	3,489,711	4,701,305	6,923,569
Interest rates	10,872,263	157,738,480	89,835,908	62,221,383
Livestock	513,608	128,860	456,775	424,545
Metals	832,856	6,926,682	5,327,527	6,452,504
Softs	762,166	1,810,485	1,692,274	1,758,404
Stock indices	26,696,962	24,064,694	26,696,455	37,762,557

Total futures
contracts	61,984,705	201,330,202	143,011,404	122,878,635

Forward currency
contracts	28,429,348	29,491,766	21,078,010	52,271,530

Total average
notional	$90,414,053	$230,821,968	$164,089,414	$175,150,165

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at September 30, 2023 and 2022. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the Managing Owner believes it is a more meaningful representation of notional values of the Trust’s open interest rate positions.

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

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of September 30, 2023 and December 31, 2022.

Offsetting of derivative assets and liabilities at September 30, 2023

	Gross amounts of recognized assets	Gross amounts offset in the Statements of Financial Condition	Net amounts of assets presented in the Statements of Financial Condition
Assets
Futures contracts
Counterparty C	$1,461,729	$(285,040)	$1,176,689
Counterparty J	1,059,557	(110,460)	949,097
Counterparty L	2,772,006	(755,441)	2,016,565
Total futures contracts	5,293,292	(1,150,941)	4,142,351

Forward currency contracts
Counterparty G	645,630	(510,082)	135,548
Total forward currency contracts	645,630	(510,082)	135,548

Total assets	$5,938,922	$(1,661,023)	$4,277,899
			(Continued)

	Gross amounts of recognized liabilities	Gross amounts offset in the Statements of Financial Condition	Net amounts of liabilities presented in the Statements of Financial Condition
Liabilities
Forward currency contracts
Counterparty K	$835,388	$(742,571)	$92,817

Total liabilities	$835,388	$(742,571)	$92,817
			(Concluded)

		Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net amounts of assets presented in the Statements of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$1,176,689	$-	$(1,176,689)	$-
Counterparty G	135,548	-	-	135,548
Counterparty J	949,097	-	(949,097)	-
Counterparty L	2,016,565	-	(2,016,565)	-

Total	$4,277,899	$-	$(4,142,351)	$135,548

		Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net amounts of liabilities presented in the Statements of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount

Counterparty K	$92,817	$-	$(92,817)	$-

Total	$92,817	$-	$(92,817)	$-

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
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of September 30, 2023.

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

The Trust’s forward currency trading activities are cleared through DB and BA. The Trust’s concentration of credit risk associated with DB or BA nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB and BA. The amount of such credit risk was $6,596,986 and $8,701,393 at September 30, 2023 and December 31, 2022, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and nine months ended September 30, 2023 and 2022. Profit share earned (from Unitholders' redemptions) is credited to the New Profit Memo Account as defined in the Trust’s Declaration of Trust and Trust Agreement (the “Trust Agreement”).

	Three months ended:
	September 30,	September 30,
	2023	2022
Profit share earned	$-	$3,645
Reversal of profit share (1)	-	(427,506)
Profit share accrued	95,740	730,277
Total profit share	$95,740	$306,416

	Nine months ended:
	September 30,	September 30,
	2023	2022
Profit share earned	$-	$4,222
Profit share accrued	95,740	730,277
Total profit share	$95,740	$734,499

(1) On July 1st

5. RELATED PARTY TRANSACTIONS

The Trust pays all routine expenses, such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee's fees, the charges of an outside accounting services agency and the expenses of updating the Trust's Prospectus), as well as extraordinary costs. At September 30, 2023 and December 31, 2022, the Managing Owner is owed $56,931 and $0, respectively, from the Trust in connection with such expenses it has paid on the Trust's behalf (and is included in "Due to Managing Owner" in the Statements of Financial Condition).

Series 1 Unitholders who redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the Managing Owner. There was no redemption charge payable at September 30, 2023 or December 31, 2022.

6. FINANCIAL HIGHLIGHTS

Per unit operating performance for Series 1, Series 3, Series 4 Units and Series 5 is calculated based on Unitholders’ Trust capital for each Series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of Units during the period. Weighted average number of Units for each Series is detailed below:

	Three months ended September 30,		Nine months ended September 30,		Date of first issuance
	2023	2022	2023	2022

Series 1	54,004.750	59,198.816	55,403.519	60,551.026	July 23, 2001
Series 3	7,862.292	10,120.422	8,434.077	10,280.062	September 1, 2009
Series 4	3,950.174	4,132.847	3,970.477	4,102.051	November 1, 2010
Series 5	3,295.408	3,849.201	3,361.568	3,868.290	April 1, 2018

7. BROKERAGE AND CUSTODIAL FEES

Per the Trust agreement, selling agents are prohibited from receiving amounts in excess of 9.5% of the gross offering proceeds of Series 1 Units sold subsequent to August 12, 2009. During the three and nine months ended September 30, 2023 and 2022, the Managing Owner rebated to the Trust for the benefit of all holders of Series 1 Units, all amounts that would have otherwise been due to selling agents but for the 9.5% cap. Further, in certain cases, there are Series 1 Units that remain outstanding, where there is no longer a selling agent associated with such Units. Beginning in August 2014, the Managing Owner rebated such amounts to the Trust for the benefit of all holders of Series 1 Units. The total amounts rebated to the Trust for both of these items, included in “Installment selling commissions” in the Statements of Operations, were as follows:

	Three months ending September 30,		Nine months ending September 30,
	2023	2022	2023	2022

Brokerage fee rebates	$ 123,869	$ 145,944	$ 373,220	$ 431,086

8. SUBSEQUENT EVENTS

The Managing Owner has performed its evaluation of subsequent events from October 1, 2023 to November 13, 2023, the date this Form 10-Q was filed. Based on such evaluation, no further events were discovered that required disclosure or adjustment to the financial statements.

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

During its operations for the three and nine months ended September 30, 2023, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

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

Periods ended September 30, 2023

Month Ended:		Total Trust Capital

September 30, 2023		$90,050,445
June 30, 2023		94,888,573
December 31, 2022		108,178,928

	Three months ended	Nine months ended
Change in Trust Capital	$(4,838,128)	$(18,128,483)
Percent Change	(5.10)%	(16.76)%

THREE MONTHS ENDED SEPTEMBER 30, 2023

The decrease in the Trust’s net assets of $4,838,128 was attributable to redemptions of $14,679,463, which were partially offset by net income after profit share of $9,841,335.

Management fees and installment selling commissions are calculated on the net asset value of the Series 1 Units, Series 3 Units and Series 5 on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees and installment selling commissions for the three months ended September 30, 2023 decreased $75,790 and $38,893 (net of Managing Owner commission rebate to Unitholders), respectively, relative to the corresponding period in 2022 due to a decrease in the Trust’s Series 1, Series 3 and Series 5 average net assets.

Trade execution and clearing costs for the three months ended September 30, 2023 decreased $12,557 relative to the corresponding period in 2022. The decrease was due mainly to a decrease in the Trust’s net assets during the three months ended September 30, 2023 relative to the corresponding period in 2022.

Administrative expenses for the three months ended September 30, 2023 increased $8,766 relative to the corresponding period in 2022. The increase was due mainly to a reduction in the administrative expense accrual in 2022, which was made in September 2022.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the three months ended September 30, 2023 increased $699,011 relative to the corresponding period in 2022. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the three months ended September 30, 2023.

During the three months ended September 30, 2023, the Trust experienced net realized and unrealized gains of $10,013,088 from its trading operations (including foreign exchange translations and Treasury obligations). Total brokerage and management fees of $1,185,052, administrative expenses of $134,739, custody fees and other expenses of $6,112 and accrued profit share to the Managing Owner of $95,740 were incurred. The Trust’s gains achieved from trading operations, in addition to interest income of $1,126,021, and Managing Owner commission rebate to Unitholders of $123,869 were partially offset by the Trust's expenses, resulting in net income after profit share to the Managing Owner of $9,841,335. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Trust Capital
Currencies	(0.13)%
Energies	5.17%
Grains	0.30%
Interest rates	5.39%
Livestock	0.01%
Metals	0.83%
Softs	(0.03)%
Stock indices	(0.74)%

Trading gain	10.80%

NINE MONTHS ENDED SEPTEMBER 30, 2023

The decrease in the Trust’s net assets of $18,128,483 was attributable to redemptions of $21,060,459, which were partially offset by net income after profit share of $2,931,976.

Management fees and installment selling commissions are calculated on the net asset value of the Series 1 Units, Series 3 Units and Series 5 on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees and installment selling commissions for the nine months ended September 30, 2023 decreased $164,009 and $93,794 (net of the Managing Owner commission rebate to Unitholders), respectively, relative to the corresponding period in 2022 due to a decrease in the Trust’s Series 1, Series 3 and Series 5 average net assets.

Trade execution and clearing costs for the nine months ended September 30, 2023 decreased $69,586 relative to the corresponding period in 2022. The decrease was due mainly to a decrease in the Trust’s net assets during the nine months ended September 30, 2023 relative to the corresponding period in 2022.

Administrative expenses for the nine months ended September 30, 2023 decreased $98,342 relative to the corresponding period in 2022. The decrease was due mainly to an elimination of costs related to maintaining an effective registration statement during the nine months ended September 30, 2023 relative to the corresponding period in 2022.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the nine months ended September 30, 2023 increased $2,247,645 relative to the corresponding period in 2022. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the nine months ended September 30, 2023 relative to the corresponding period in 2022.

During the nine months ended September 30, 2023, the Trust experienced net realized and unrealized gains of $3,675,977 from its trading operations (including foreign exchange translations and Treasury obligations). Total brokerage and management fees of $3,584,299, administrative expenses of $410,382, custody fees and other expenses of $18,412 and accrued profit share to the Managing Owner of $95,740 were incurred. The Trust’s gains achieved from trading operations, in addition to interest income of $2,991,612, and Managing Owner commission rebate to Unitholders of $373,220 were partially offset by the Trust's expenses, resulting in net income after profit share to the Managing Owner of $2,931,976. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Trust Capital
Currencies	0.99%
Energies	(0.48)%
Grains	0.09%
Interest rates	2.13%
Livestock	0.04%
Metals	0.91%
Softs	0.04%
Stock indices	0.47%

Trading gain	4.19%

MANAGEMENT DISCUSSION –2023

Three months ended September 30, 2023

The Trust was profitable during the quarter predominantly due to sizable gains from long energy futures positions and short interest rate futures positions. Elsewhere, the profit from trading non-energy commodity futures was largely offset by the loss from trading equity index futures. Currency trading was mixed and flat for the quarter.

Crude oil prices, advanced during the quarter, amid tightening global supplies and optimism about Chinese demand for refining, with Brent crude climbing from around $75/barrel at the start of July to about $93/barrel by the end of September. Voluntary output cuts by Saudi Arabia and Russia, which were extended to year-end 2023, impacted the supply outlook and drained inventories, and Organization of the Petroleum Exporting Countries indicated a willingness to take further action to support the oil market if needed. Hence, long Brent crude and WTI crude positions were profitable. A long heating oil position was profitable as prices were seemingly buoyed by seasonal pre-winter demand for inventory building. A long London gas oil trade was profitable as solid industrial and transportation demand helped maintain distillate prices, particularly after Russia announced a diesel export ban in late September.

Developed market central banks, led by the Federal Reserve (“Fed”), continued to raise official interest rates during the quarter. Even when pauses in hiking cycles did occur, they were viewed as somewhat hawkish since they included indications that developed market central banks would keep interest rates higher for longer to get inflation under control, particularly amid increases in energy prices and rising fiscal needs in the U.S. and Europe. Adjustments to Japan’s yield curve control program also contributed to higher interest rates globally during the quarter.

On the other hand, signs of easing inflation in the U.S. and Eurozone on the last trading day of September likely contributed to some reduction in the quarter’s interest rate increases as some position squaring occurred at quarter-end. Still, short positions in U.S., German, French, Italian and Canadian interest rate futures were highly profitable. On the other hand, a short position in short-term British interest rate futures was unprofitable, including after the Bank of England announced a dovish pause. Trading of Japanese government bonds was slightly unprofitable too.

Rising interest rates, a stronger U.S. dollar and weak growth in China and Europe seemingly impacted metal prices, and short gold and silver positions were profitable, especially during August and September.

Short wheat, corn and soybean positions were profitable, especially in August and September as prices declined amid improved supplies from Russia and the U.S. and reduced demand from China and Europe. Meanwhile, a long soybean oil trade generated a small, partially offsetting loss.

Hawkish messaging from the Fed and the economic outlook for the U.S. versus Europe, China and South America likely helped to buoy the U.S. dollar during the quarter. Consequently, long U.S. dollar positions versus the Japanese yen, Korean won, Singapore dollar, Australian dollar, New Zealand dollar, Swiss franc, Norwegian krone and South African rand were profitable. On the other hand, short U.S. dollar trades against the European Union euro, Swedish krona, and high yielding Brazilian, Indian and Polish currencies produced offsetting losses.

Equity markets were volatile during the quarter, rising during July and then declining during August and September. Following the sustained gains in equity markets during the first seven months of 2023, high and rising interest rates and worries about growth dynamics in China and Europe seemingly weighed on equity prices. In addition, by September, U.S. economic outlook dampened amid concerns about the UAW strike, a potential U.S. government shutdown, oil price increases and resumption of student loan payments . On balance, trading of European stock index futures was unprofitable. A long Japanese equity index future position was also unprofitable. On the other hand, a long Singaporean equity index future position was profitable in July and provided a partial offset.

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

CONTRACTUAL OBLIGATIONS

The Trust does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Trust’s sole business is trading futures, forward currency, spot, option, and swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Trust for less than four months before being offset or rolled over into new contracts with similar maturities. The Trust’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Trust’s open futures and forward currency contracts, both long and short, at September 30, 2023 and December 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

The Managing Owner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Trust as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the

Managing Owner’s internal controls over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Managing Owner’s internal controls over financial reporting with respect to the Trust.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)There have been no sales of unregistered securities of the Trust during the three months ended September 30, 2023

(b)Pursuant to the Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding and Units are not reissued once redeemed.

The following table summarizes the redemptions by Unitholders during the three months ended September 30, 2023.

	Series 1		Series 3		Series 4		Series 5
Date of Redemption	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit

July 31, 2023	635.252	$1,121.76	342.789	$1,832.50	-	$2,556.50	-	$1,700.67
August 31, 2023	538.606	1,154.09	110.444	1,891.71	-	2,642.95	-	1,754.51
September 30, 2023	9,793.669	1,249.77	107.608	2,046.03	10.653	2,876.27	9.236	1,898.91
Total	10,967.527		560.841		10.653		9.236

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
Managing Owner

Date: November 13, 2023
/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)