Form 10-K
period 2023-12-31
GLOBAL MACRO TRUST
filed 2024-03-29
CIK 1145765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended: December 31, 2023

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

Not applicable.

Documents Incorporated by Reference

Registrant’s Financial Statements for the years ended December 31, 2023 and 2022 and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2023, is incorporated by reference into Part II Item 8 and Part IV hereof and filed as an exhibit herewith.

PART I

Item 1.    Business

(a)    General development of business

Global Macro Trust (the “Trust”) is a Delaware statutory trust organized on July 23, 2001 pursuant to a Declaration of Trust and Trust Agreement (the “Trust Agreement”), under the Delaware Statutory Trust Act. The Trust originally filed a registration statement, under the Securities Act of 1933, as amended (the “Securities Act”), with the Securities and Exchange Commission (“SEC”) to register units of beneficial interest (the “Units”), which registration statement became effective March 26, 2002. Between April 1, 2002 and June 30, 2002, the Units were publicly offered at an initial price of $1,000 per Unit. The Trust commenced operations on July 1, 2002. The Trust has subsequently registered additional Units with the SEC. The net asset value of a Series 1 Unit that originally sold for $1,000 as of July 1, 2002 was $1,097.25 as of December 31, 2023. The net asset value of a Series 3 Unit that originally sold for $1,180.91 as of September 1, 2009 was $1,823.72 as of December 31, 2023. The net asset value of a Series 4 Unit that originally sold for $1,315.33 as of November 1, 2010 was $2,562.89 as of December 31, 2023. The net asset value of a Series 5 Unit that originally sold for $1,500.00 as of April 1, 2018 was $1,687.23 as of December 31, 2023.

Effective September 29, 2017, previously offered Series 1 and Series 2 Units are not being offered by the Trust. All Series 2 Units have been redeemed as of August 31, 2017, while outstanding Series 1 Units remain subject to their original terms.

 As of December 31, 2023, Units were being offered on a monthly basis at net asset value per Unit. The Units are offered through a number of registered broker-dealer selling agents on a best efforts basis.

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

The Managing Owner invested $400 in the Trust as an initial capital contribution to the Trust and $2,000,000 in the Trust at the outset of trading and subsequently has contributed an additional $3,812,100 and has redeemed $51,499,998 as of December 31, 2023. After reflecting net income of $8,523,764 and profit share of $39,321,576 from inception up to and including December 31, 2023, this investment totaled $2,157,842, as of December 31, 2023.

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

F-2

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

Over approximately 53 years, the Managing Owner and its predecessor entities have developed hundreds of trading systems. These trading systems generate buy or sell decisions in a particular market based on the analysis of a range of quantitative data, and the interactions of such data, in the particular market or in markets in general.

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

The Trust pays the Managing Owner an annual management fee equal to 1.75% of the average month-end net assets attributable to the Series 3 Units after reduction for expenses but before reduction for any accrued but unpaid management fees or Series 3 profit share. Series 3 Units are also charged for their pro rata share of the Trust’s actual trade execution, clearing costs and foreign currency prime brokerage fees, including electronic platform trading costs, estimated at approximately 0.45% of the Trust’s average month-end net assets per year attributable to the Series 3 Units. The Trust pays the Managing Owner a profit share attributed to the Series 3 Units equal to 20% of any cumulative new trading profit of the Series 3 Units in the aggregate, determined as of the end of each calendar year. The annual Series 3 profit share is calculated net of management fees, execution and clearing costs, and ongoing offering and administrative expenses and excluding interest income.

Series 4 Units are charged for their pro rata share of the Trust’s actual trade execution, clearing costs and foreign currency prime brokerage fees, including electronic platform trading costs, estimated at approximately 0.45% of the Trust’s average month-end net assets per year attributable to the Series 4 Units. Series 4 Units are not charged a management fee or profit share.

With respect to the Series 5 Units, the Trust pays the Managing Owner an annual management fee equal to 2.50% of the average month-end net assets attributable to the Series 5 Units after reduction for expenses but before reduction for any accrued but unpaid management fees or Series 5 profit share. From this amount, the Managing Owner will pay up to 0.75% per year of the Trust’s net assets attributable to Series 5 Units to the selling agents, provided that cumulative compensation paid to selling agents for Series 5 Units will not exceed 9.5% of the gross offering proceeds from the sale of Series 5 Units. Once the 9.5% threshold is reached with respect to a Series 5 Unit, the selling agent will receive no future compensation and the up to 0.75% amount that would otherwise be paid to the selling agent for that Series 5 Unit will instead be rebated to the Trust for the benefit of all Series 5 Unitholders. Series 5 Units are also charged for their pro rata share of the Trust’s actual trade execution clearing costs and foreign currency prime brokerage fees, including electronic platform trading costs, estimated at approximately 0.45% of the Trust’s average month-end net assets per year attributable to the Series 5 Units. The Trust pays the Managing Owner a profit share attributed to the Series 5 Units equal to 20% of any cumulative new trading profit of the Series 5 Units in the aggregate, determined as of the end of each calendar year. The annual Series 5 profit share is calculated net of management fees, execution and clearing costs, and ongoing offering and administrative expenses and excluding interest income.

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

(1)(i) through (v) - not applicable.

(2)(i) - not applicable.

2(ii)  - the Trust has no employees.

Item 1A.    Risk Factors

 Not required.

Item 1B. Unresolved Staff Comments

Not required.

Item 1C. Cybersecurity

The Managing Owner has written procedures and policies that govern the Trust’s general cybersecurity program. These policies and procedures include, among other things, the identification of risks, locations of information, management of third party risk and incident response, among other factors, and are designed to address real world concerns.

The Cybersecurity Committee (the “Committee”) of the Managing Owner is responsible for overseeing cyber and information security. The Committee meets at least quarterly to discuss cybersecurity risks and frequently holds more informal discussions in the interim. The Committee is subject to oversight by the board of directors of the Managing Owner (the “Board”). The Committee is co-chaired by the Managing Owner’s President/Chief Operating Officer, Chief Technology Officer/Co-Head of Trading, and General Counsel/Chief Compliance Officer who oversee day-to-day implementation of cyber and information security by employees with specialized expertise and experience in such matters. The Board is kept apprised of the cybersecurity policies and procedures on a formal basis at least annually, and is kept informed on a less formal basis through participation in training and policy updates. The Committee meets at least quarterly to discuss and review testing, cybersecurity risks/events and all other relevant matters. Committee members are given the opportunity at these meetings to ask questions of all relevant personnel.

The Managing Owner utilizes a combination of statistics, data and testing by third party service providers and software in order to monitor and identify cybersecurity threats. To the extent those threats require immediate attention, they are dealt with and reported to the Committee thereafter in accordance with the procedures outlined in the Managing Owner’s incident response plan. Other threats, as well as follow ups once threats are properly dealt with, are then discussed and analyzed by the Committee. Reports on these activities are discussed with the Board on at least an annual basis, with any material issues raised promptly to the Board as well.

To assess the effectiveness of the Managing Owner’s cybersecurity programs and to mitigate exposure, the Managing Owner has consulted with strategic partners, such as outside counsel specializing in this subject matter as well as the Managing Owner’s cyber insurance provider. The Managing Owner also undertook a table top exercise designed to identify and mitigate issues and train personnel.

The Managing Owner’s head of risk management (who is also mentioned above as one of the co-chairmen of the Committee) participates in all Committee meetings and, as part of the risk management function, the Committee applies principles of risk management to its information security program. As with all risks identified by the Managing Owner, risks are identified and evaluated, with higher risk items receiving priority attention.

The Managing Owner has undertaken efforts to mitigate cyber risks and their impact, including, but not limited to, certain implementation of firewalls, anti-virus/anti-malware, controls around remote network access, multi-factor authentication, system event monitoring and notifications and electronic surveillance, frequent backups, encryption and password protection, education and testing, supervision of third parties, limitations on access, vulnerability scanning, patch installation, physical safeguards, virus scanning, and penetration testing.

Employees are required to complete initial cybersecurity training upon commencement of employment and, thereafter, on an annual basis. The training is designed by a third party service provider. The Managing Owner carries cyber insurance. The Managing Owner maintains formal cybersecurity procedures that are considered during contract review with respect to third party vendors handling and having access to information.

The Managing Owner has not identified any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected the Managing Owner or the Trust’s business strategy, results of operation or financial condition. Nonetheless, there is no guarantee that a future cyber incident would not materially affect the Managing Owner or the Trust’s business strategy, results of operations or financial condition. Despite the various efforts the Managing Owner has undertaken to mitigate cyber risks and their impact, systems, networks and/or devices potentially can be breached. Such cybersecurity breaches may cause: (i) disruptions and impacts to business operations, potentially resulting in financial losses to the Trust and Unitholders; (ii) interference with the Managing Owner’s ability to calculate the value of an investment; (iii) impediments to trading; (iv) the inability of the Trust and its service providers to transact business; (v) violations of applicable privacy and other laws; (vi) regulatory fines, penalties, reputational damage, reimbursement or other compensation costs or additional compliance costs; and (vii) the inadvertent release of confidential information. Similar adverse consequences could result from cybersecurity breaches affecting counterparties with which the Trust engages in transactions; governmental and other regulatory authorities; exchange and other financial market operators, banks, brokers, dealers, insurance companies and other financial institutions; and other parties. In addition, substantial costs may be incurred by these entities in order to prevent any cybersecurity breaches in the future. The nature of malicious cyber-attacks is becoming increasingly sophisticated and the Trust cannot control the cyber systems and cybersecurity systems of counterparties or third party service providers. While, to date, we have not been subject to cyberattacks that, individually or in the aggregate, have been material to our operations or financial condition, the preventive actions we take to reduce the risks associated with cyberattacks may be insufficient to repel or mitigate the effects of a major cyberattack in the future.

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

(b)    Holders

As of December 31, 2023, there were 1,772 holders of Series 1 Units, 208 holders of Series 3 Units, 1 holder of Series 4 Units and 65 holders of Series 5 Units.

(c)    Dividends

No distributions or dividends have been made on the Units, and the Managing Owner has no present intention to make any.

(d)    Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)    Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There have been no sales of unregistered securities of the Trust during 2022 or 2023.

(f)    Purchases of Equity Securities by the Issuer

Pursuant to the Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following table summarizes the redemptions by Series 1, Series 3, Series 4 and Series 5 Unitholders during the fourth calendar quarter of 2023.

	Series 1 Units	Series 1	Series 3 Units	Series 3	Series 4 Units	Series 4	Series 5 Units	Series 5
Redemption Date	Redeemed	Unit NAV	Redeemed	Unit NAV	Redeemed	Unit NAV	Redeemed	Unit NAV
October 31, 2023	(413.166)	1,232.82	(537.215)	2,030.74	(4.376)	2,850.60	0.000	1,883.80
November 30, 2023	(783.388)	1,160.59	(207.404)	1,922.04	(15.361)	2,697.11	(122.075)	1,779.30
December 31, 2023	(324.103)	1,097.25	0.000	1,823.72	(30.277)	2,562.89	0.000	1,687.23
	(1,520.657)		(744.619)		(50.014)		(122.075)

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

The Trust’s assets are generally held as cash or cash equivalents, including short-term U.S. government obligations, which are used to margin the Trust’s futures, forward and spot currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Trust’s futures, forward and spot trading, the Trust’s assets are highly liquid and are expected to remain so. During its operations through December 31, 2023, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

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

2023

During 2023, the Trust experienced net realized and unrealized losses of $6,791,465 from its trading operations (including foreign exchange transactions and translations). Brokerage fees and management fees of $4,576,076, administrative expenses of $479,352 and custody fees and other expenses of $23,676 were paid or accrued. The Trust allocated $3,058 in profit share to the New Profits Memo Account for the benefit of the Managing Owner. Interest income of $4,089,483 and Managing Owner commission rebate to Unitholders of $455,884 partially offset the Trust’s expenses resulting in a net loss after profit share to the Managing Owner of $7,328,260.

An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	(0.96)%
Energies	(3.85)%
Grains	(0.05)%
Interest rates	(4.47)%
Livestock	0.02%
Metals	(0.35)%
Softs	(0.07)%
Stock indices	1.17%

Total	(8.56)%

The Trust was unprofitable for the year largely due to losses from trading interest rate and energy futures. Trading of currency forwards and non-energy futures were each also unprofitable, but to a lesser extent. On the other hand, trading of stock index futures was profitable.

A factor influencing markets in 2023 was the effort by global central banks, led by the Federal Reserve, to tighten monetary policy to bring down high inflation. However, this drive to higher interest rates was not linear. During the first half of the year, the March banking crisis impacted trading in financial and commodity markets and contributed to lower interest rates. Persistent negative reports from global manufacturing and housing sectors also seemingly periodically reversed the upward thrust of interest rates. During that time, the U.S. Treasury 10-year interest rate traded in a 3¼% to 4% range. In the second half of the year, the U.S. 10-year Treasury yield rose from around 3.75% at the start of the summer to around 5% in late October as inflation, tight labor markets, growth, and debt supply fears seemingly contributed to central banks maintaining a hawkish path. Subsequently, however, increasing evidence that global inflation rates were falling faster than expected, that labor market tightness and wages were moderating, and that global growth, especially in manufacturing, was slowing seemingly caused market participants to drive global interest rates lower. Amid this data and market action, global central banks shifted their policy stances from hawkish to neutral, if not dovish, and the U.S. Treasury 10-year interest rate plunged back under 4% by mid-December. In this environment, short positions in global interest rate futures were broadly unprofitable, especially when interest rates declined in March and again late in the year. Overall, short positions in German, French, Italian, British and Canadian note and bond futures were unprofitable. A short position in a short-term U.S. dollar interest rate future was also unprofitable in the fourth quarter. Trading of Japanese government bond futures was also unprofitable. On the other hand, short positions in U.S. note and bond futures and Canadian bankers’ acceptance futures registered partially offsetting gains, especially in the May through October timeframe. A long Euribor futures trade was profitable late in the year as well.

Energy prices, impacted by conflicting forces, were volatile throughout the year. For example, WTI crude, which opened the year near $77/barrel, traded above $90/barrel in late September, before ending the year near $72/barrel. Concerns about anemic growth in China and recession fears in Europe possibly weighed on energy demand and prices. A threat of significant demand destruction for distillate fuels due to high prices, the EV revolution and environmental regulations also seemingly impacted energy prices and demand. Increased non-OPEC+

production also likely impacted energy prices. At the same time, the willingness of OPEC+, led by Saudi Arabia, to expand production cuts in both quantity and duration supported energy prices throughout the year. Moreover, the Hamas attacks in Israel and follow-on Israeli siege of Gaza, and disruptions to global trade amid increased Houthi attacks on ships in the Red Sea contributed to periodic price surges. Falling interest rates and a declining U.S. dollar also supported energy prices late in the year. Overall, long positions in Brent crude, WTI crude, RBOB gasoline, heating oil and London gas oil were unprofitable. On the other hand, short U.S. natural gas positions were quite profitable as prices declined amid warmer-than-normal winter weather in Europe and the U.S., weak industrial demand in China and Germany, and ample global supplies.

Vacillating expectations about relative growth, inflation, interest rates and monetary policy outlooks across countries likely contributed to volatile fluctuations in the U.S. dollar during the year. Trading results were mixed, though fractionally unprofitable overall. Long U.S. dollar positions versus the Australian dollar, Canadian dollar, New Zealand dollar, Swiss franc, Swedish krona and Norwegian krone were unprofitable, especially late in the year when U.S. interest rates plunged. Trading the U.S. unit against the euro, Korean won, Indian rupee and Israeli shekel was also unprofitable. Meanwhile, a long U.S. dollar/Japanese yen trade and short U.S. dollar positions relative to the high-yielding Mexican peso, Chilean peso, Brazilian real and Polish zloty registered partially offsetting profits. Trading the U.S. dollar against the Singapore dollar and South African rand was modestly profitable as well.

Trading of metal futures was mixed but fractionally unprofitable. A short silver position was profitable during the first three quarters of 2023 as higher interest rates, a stronger U.S. dollar and sluggish manufacturing globally seemingly impacted silver prices. Trading of aluminum and zinc were also slightly profitable. On the other hand, late in the year, declining interest rates and a weaker U.S. dollar underpinned most metal prices, and a short gold position was highly unprofitable. Trading of copper was also unprofitable.

Ample grain supplies seemingly weighed on grain prices during the year, but weather worries and concerns around the Russia-Ukraine war seemed to support periodic rallies. Volatile macroeconomic developments globally also likely impacted grain markets in 2023. Overall, losses from trading soybeans and soybean oil were largely countered by gains from short wheat and corn positions and trading of soybean meal.

Among soft commodities, losses on short coffee, cotton and cocoa positions marginally outdistanced the profits from a long sugar trade early in the year and a short sugar position in December.

Against a background of changing and disparate views about inflation, monetary policy, growth and earnings outlooks across countries, and numerous geopolitical uncertainties, equity markets were volatile during the year. Following the sustained gains in equity markets during the first seven months of 2023, high and rising interest rates and worries about growth dynamics in China, Europe and the U.S. seemingly weighed on equity prices from August through October. Then, declining interest rates and a dovish policy pivot by global central banks, hopes that the U.S. economy could avoid a recession and a persistent boost from AI and tech enthusiasm possibly contributed to a broad equity rally. For the year, performance was mixed though profitable. Short VIX and VSTOXX volatility index futures positions were profitable. Long positions in Japanese, Taiwanese, Australian, French, Italian and Dutch stock index futures were profitable. Trading of the U.S. Russell, Singaporean, Indian, British, Chinese and South African equity index futures were also profitable. On the other hand, trading of several U.S. non-Russell stock index futures and Korean, Spanish and EAFE stock index futures produced partially offsetting losses.

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

Item 8.    Financial Statements and Supplementary Data

Financial statements required by this item, including the report of Deloitte & Touche LLP (PCAOB ID: 34) for the fiscal years ended December 31, 2023 and 2022, are included as Exhibit 13.01 to this report. Supplementary data is not required.

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

The Managing Owner assessed the effectiveness of its internal control over financial reporting with respect to the Trust as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on its assessment, management has concluded that, as of December 31, 2023, the Managing Owner’s internal control over financial reporting with respect to the Trust is effective based on those criteria.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the Managing Owner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in the Trust’s internal control over financial reporting for the year ended December 31, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(a)None.

(b)During the year ended December 31, 2023, neither the Managing Owner nor its directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

The principals and senior officers of the Managing Owner as of December 31, 2023 are as follows:

Harvey Beker, age 70. Mr. Beker is Chairman of the Managing Owner and serves as a member of the Managing Owner’s Investment Committee. He received a Bachelor of Arts degree in economics from New York University (“NYU”) in 1974 and a Master of Business Administration degree in finance from NYU in 1975. From June 1975 to July 1977, Mr. Beker was employed by the investment bank Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies. From July 1977 to June 1978, Mr. Beker was a futures trader at the commodities and securities brokerage firm of Clayton Brokerage Co. of St. Louis. Mr. Beker joined The Millburn Corporation in June 1978. He initially served as the Director of Operations for its affiliate, Millburn Partners, and most recently thereafter served as Co-Chief Executive Officer of the Managing Owner and Chairman and Chief Executive Officer of The Millburn Corporation until November 1, 2015. During his tenure at the Managing Owner (including its former affiliates, The Millburn Corporation, Millburn Partners and CommInVest Research Limited Partnership (“CommInVest”)), he has been instrumental in the development of the research, trading and operations areas. Mr. Beker became a principal of the firm in June 1982, and a partner in the predecessor to ShareInVest Research L.P. (“ShareInVest”) in April 1982. Mr. Beker became registered as an Associated Person and a Swap Associated Person of the Managing Owner effective November 25, 1986 and March 8, 2013, respectively. He was also listed as a Principal and registered as an Associated Person of ShareInVest effective February 20, 1986 until February 25, 2007. Since March 20, 2020 Mr. Beker has also served as Chairman of Millburn Asia, LLC and Millburn International, LLC (collectively, “Millburn International Group”) and prior to that date served as Co-Chairman of each such entity since its inception.

Gregg R. Buckbinder, age 65. Mr. Buckbinder is President and Chief Operating Officer of the Managing Owner. He joined the Managing Owner and The Millburn Corporation in January 1998 from Odyssey Partners, L.P., an investment management firm, where he was responsible for the operation, administration and accounting of the firm’s merchant banking and managed account businesses from July 1990 through December 1997. Mr. Buckbinder was employed by Tucker Anthony, a securities broker and dealer, from June 1985 to July 1990 where he was First Vice President and Controller, and from August 1983 to June 1984 where he designed and implemented various operations and accounting systems. He was with the public accounting firm of Ernst & Whinney from June 1984 to June 1985 as a manager in the tax department and from September 1980 to August 1983 as a senior auditor, with an emphasis on clients in the financial services business. Mr. Buckbinder graduated cum laude from Pace University (“Pace”) in 1980 with a B.B.A. in accounting and received an M.S. in taxation from Pace in 1988. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. Mr. Buckbinder served as Senior Vice-President of the Managing Owner and The Millburn Corporation until November 1, 2015, the Chief Financial Officer of the Managing Owner until February 1, 2020, and has since served as the President and Chief Operating Officer of both entities with his affiliation with The Millburn Corporation ceasing on December 31, 2018 upon The Millburn Corporation’s merger into the Managing Owner. Mr. Buckbinder has also served as Senior Vice President, Chief Operating Officer and a Director of each entity in Millburn International Group since inception. Mr. Buckbinder became listed as a Principal of the Managing Owner effective February 5, 1999. He became listed as a Principal of The Millburn Corporation effective March 23, 1998 until January 17, 2019 following The Millburn Corporation’s merger into the Managing Owner. Mr. Buckbinder became a partner in ShareInVest in January 2000. He was also listed as a Principal of ShareInVest effective February 28, 2001 until February 25, 2007.

Michael W. Carter, age 54. Mr. Carter is a Vice President, Director of Operations and Principal Accounting Officer of the Managing Owner. He is responsible for overseeing operations and accounting for the firm’s commodity pools. Mr. Carter has served as Principal Accounting Officer of the Managing Owner since May 2014, and prior to the merger of The Millburn Corporation into the Managing Owner on December 31, 2018, also served as Vice President and Director of Operations of The Millburn Corporation since January 2011, maintaining responsibility for the entity’s operations. Mr. Carter previously held the positions of Fund Controller (February 2001 until February 2011) and Senior Accountant (March 2000 until February 2001) with The Millburn Corporation. He graduated from Rutgers, The State University of New Jersey – Newark in May 1997 with a B.S. in Accounting. Prior to joining the Managing Owner and its affiliates in March 2000, he was employed with the accounting firm Rothstein Kass & Company, P.C., as a fund accountant from March 1997 until September 1997 and as a staff auditor from September 1997 until June 1999, and then an equity analyst covering restaurants with the brokerage firm of Sidoti & Company, LLC, which conducts independent small-cap equity research for institutional investors, from June 1999 until February 2000. He is a Certified Public Accountant. Mr. Carter became listed as Principal of the Managing Owner effective April 22, 2014. Mr. Carter’s affiliation with The Millburn Corporation ceased on December 31, 2018 upon its merger into the Managing Owner.

Steven M. Felsenthal, age 54. Mr. Felsenthal is General Counsel and Chief Compliance Officer of the Managing Owner. Prior to joining the Managing Owner and its affiliates (including its former affiliate The Millburn Corporation) in January 2004, Mr. Felsenthal was a senior associate in the investment management group at the law firm of Schulte Roth & Zabel LLP (September 1999 to January 2004), where he represented and advised hedge funds, registered investment companies, investment advisers, broker-dealers and banks in connection with all facets of their asset management businesses, and a member of the tax department of the law firm of Kramer, Levin, Naftalis & Frankel LLP (October 1996 to September 1999). He graduated cum laude from Yeshiva University in 1991 with a B.A. in political science, and order of the coif from Fordham University School of Law in 1996, where he also served as an editor of the Fordham Environmental Law Journal. Mr. Felsenthal received an LL.M degree in taxation from NYU School of Law in 2001 and has written and been quoted in numerous published articles, and frequently speaks at conferences, on various topics related to investment management. Mr. Felsenthal is a member of the New York State Bar (since August 1997), a member of NFA’s Compliance and Risk Committee (since May 2014), a member of MFA’s CTA, CPO and Futures Committee, serving as a Chair (since April 2018) and Vice Chair (February 2017 to April 2018), a former member of the Steering Committee of MFA’s Chief Compliance Officer Forum (June 2014 to December 2015), former Chairman of MFA’s CPO/CTA Advisory Committee (November 2006 to June 2010) and former Co-Chairman of the Steering Committee of MFA’s CPO/CTA Forum (June 2010 to January 2013), is currently a member of the Editorial Boards of the Journal of Securities Operations & Custody (formerly known as the Journal of Securities Law, Regulation and Compliance) (since February 2007) and the Journal of Financial Compliance (since August 2017) and a regular lecturer for the Regulatory Compliance Association’s Chief Compliance Officer University (since May 2009). Mr. Felsenthal also served as General Counsel, Chief Compliance Officer and Secretary of each entity in Millburn International Group since inception. Mr. Felsenthal became listed as a Principal of the Managing Owner effective June 24, 2004. Mr. Felsenthal also served as General Counsel and Chief Compliance Officer of ShareInVest. Mr. Felsenthal’s affiliation with The Millburn Corporation ceased on December 31, 2018 upon its merger into the Managing Owner.

Mark B. Fitzsimmons, age 76. Mr. Fitzsimmons is a Senior Vice President of the Managing Owner. His responsibilities mainly involve business development. He joined the Managing Owner and its affiliates (including its former affiliate The Millburn Corporation) in January 1990 from the brokerage firm of Morgan Stanley & Co. Incorporated, a global financial services firm, where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm from October 1987 until January 1990. From September 1977 to October 1987, he was with the financial institution Chemical Bank New York Corporation (“Chemical”), first as a Senior Economist in Chemical’s Foreign Exchange Advisory Service and later as a Vice President and Manager of Chemical’s Corporate Trading Group. While at Chemical he also traded both foreign exchange and fixed income products. From September 1973 to September 1977, Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department. He graduated summa cum laude from the University of Bridgeport, Connecticut in 1970 with a B.S. degree in economics. His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973. Mr. Fitzsimmons became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the Managing Owner effective July 2, 1993, April 15, 2009, and March 8, 2013, respectively. Mr. Fitzsimmons was a partner in ShareInVest beginning in January 2000. He was also a listed Principal of ShareInVest effective May 19, 1999 until February 25, 2007. Mr. Fitzsimmons also served as a Senior Vice President of The Millburn Corporation until December 31, 2011 with his main responsibilities including business development and investment strategy.

Barry Goodman, age 66. Mr. Goodman is Co-Chief Executive Officer and Executive Director of Trading of the Managing Owner, and serves as a member of the Managing Owner’s Investment Committee. Mr. Goodman plays an integral role in business and product development, and in the strategic direction of the firm as a whole. Mr. Goodman joined the Managing Owner (including its former affiliate The Millburn Corporation) and Millburn Partners in November 1982 as Assistant Director of Trading and thereafter served as Executive Vice President of the Managing Owner and The Millburn Corporation until November 1, 2015. Mr. Goodman has since served as Co-Chief Executive Officer and Executive Director of Trading of both entities with his affiliation with The Millburn Corporation ceasing on December 31, 2018 upon the merger of The Millburn Corporation into the Managing Owner. His responsibilities include overseeing the firm’s trading operations and managing its trading relationships, as well as the design and implementation of trading systems. From September 1980 through October 1982, he was a commodity trader at the brokerage firm of E. F. Hutton & Co., Inc. (“E.F. Hutton”). At E.F. Hutton, he also designed and maintained various technical indicators and coordinated research projects pertaining to the futures markets. Mr. Goodman graduated magna cum laude from Harpur College of the State University of New York in 1979 with a B.A. in economics. Mr. Goodman has also served as President and a Director of each entity in Millburn International Group since inception. Mr. Goodman became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the Managing Owner effective December 19, 1991, May 23, 1989 and January 14, 2013, respectively. He became a partner in ShareInVest in January 1994. Mr. Goodman was a listed Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Grant N. Smith, age 72. Mr. Smith is Co-Chief Executive Officer and Chief Investment Officer of the Managing Owner, and serves as a member of the Managing Owner’s Investment Committee. He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm. He received a B.S. degree from the Massachusetts Institute of Technology (“MIT”) in 1974 and an M.S. degree from MIT in 1975. While at MIT, he held several teaching and research positions in the computer science field and participated in various projects relating to database management. He joined the predecessor entity to The Millburn Corporation in June 1975, and has been continuously associated with the Managing Owner and its affiliates since that time. Mr. Smith served as the Executive Vice President of the Managing Owner and The Millburn Corporation until November 1, 2015 and as the Director of Research of both such entities until May 31, 2016. He has since served as the Co-Chief Executive Officer and Chief Investment Officer of both entities with his affiliation with The Millburn Corporation ceasing on December 31, 2018 upon the merger of The Millburn Corporation into the Managing Owner. He has also served as a Director of each entity in Millburn International Group since inception, where he, along with the other Directors of each of those entities, is responsible for its overall management. Mr. Smith became listed as a Principal and registered as an Associated Person and Swap Associated Person of the Managing Owner, effective December 19, 1991, April 15, 2009 and March 8, 2013, respectively. Mr. Smith also became a partner in ShareInVest in January 1994. He also was listed as a Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Ilon Wu, age 47. Ms. Wu is a Vice President and Chief Financial Officer of the Managing Owner.  Her areas of responsibility include overseeing the accounting and finance for the Managing Owner and accounting and administration of many of the investment vehicles managed by the Managing Owner.  Ms. Wu has served as Chief Financial Officer of the Managing Owner since January 2020, before which she served as Controller of The Millburn Corporation (since January 2011), a position she held prior to the merger of The Millburn Corporation into the Managing Owner on December 31, 2018, and then in the same capacity at the Managing Owner. Ms. Wu previously held the positions of Assistant Controller (August 2005 until December 2010) and Senior Financial Accountant (June 2000 until August 2006) with The Millburn Corporation.  She graduated from Baruch College, The City University of New York in May 1998 with a B.B.A. in Accounting. Prior to joining the Managing Owner and its affiliates in June 2000, she was employed with the accounting firm Grant Thornton LLP, as a staff accountant from October 1998 to June 2000. She is a Certified Public Accountant. Ms. Wu became listed as Principal of the Managing Owner effective March 9, 2020. Ms. Wu’s affiliation with The Millburn Corporation ceased on December 31, 2018 upon its merger into the Managing Owner.

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

(b)    Security Ownership of Management

The Trust has no officers or directors. Under the terms of the Trust Agreement, the Trust’s affairs are managed by the Managing Owner, which has discretionary authority over the Trust’s trading. The Managing Owner’s managing owner interest was valued at $2,157,842 as of December 31, 2023, 2.83% of the Trust’s total capital.

As of December 31, 2023, the directors and executive officers of the Managing Owner beneficially owned Interests as follows:

			Percentage of Unitholder
Name	Value of Interest		Interests
		Held
	Held Directly	Indirectly [1]	% Directly	% Indirectly

Harvey Beker	$0	$357,343	0.00%	0.48%

Gregg Buckbinder	$0	$820,420	0.00%	1.11%

Steven M. Felsenthal	$0	$523,469	0.00%	0.71%

Mark Fitzsimmons	$0	$4,482	0.00%	0.01%

Barry Goodman	$0	$241,380	0.00%	0.33%

Grant Smith	$0	$1,651	0.00%	0.00%

Ilon Wu	$0	$600,566	0.00%	0.81%

Michael Carter	$0	$119,878	0.00%	0.16%

Directors and executive officers of the General Partner as a group	$0	$2,669,189	0.00%	3.61%

1        Interests held indirectly include Interests with respect to which a person holds voting or disposition power: (i) by virtue of serving as one of two or fewer trustees, custodian or officer of the beneficial owner which is a charitable entity, benefit plan or custody account for the benefit of a minor; (ii) with respect to certain Interests owned by members of a person’s immediate family; or (iii) through a self-directed benefit plan.

(c)    Changes in Control

None.

(d)    Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

See “Item 11. Executive Compensation” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”  The Trust allocated to the Managing Owner $4,120,192 (net of $455,884 Managing Owner commission rebate to Unitholders) in brokerage and management fees and $3,058 in profit share for the year ended December 31, 2023. The Managing Owner’s capital interest was allocated net loss of $110,399 for the year ended December 31, 2023. The Trust allocated to the Managing Owner $4,733,417 (net of $586,089 Managing Owner commission rebate to Unitholders) in brokerage and management fees and $549,499 in profit share for the year ended December 31, 2022. The Managing Owner’s capital interest was allocated net income of $516,975 for the year ended December 31, 2022. The Managing Owner has paid certain administrative expenses to third-parties on behalf of the Trust, related to legal, accounting, auditing, printing, postage and similar administrative expenses, and has been or will be reimbursed without interest by the Trust. The Trust is prohibited from making any loans.

Item 14.    Principal Accountant Fees and Services

(1)           Audit Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Trust’s financial statements and reviews of the financial statements included in the quarterly reports on Form 10-Q and in connection with the statutory and regulatory filings for the years ended December 31, 2023 and 2022 were approximately $90,000 and $95,000, respectively.

(2)           Audit-Related Fees

The Trust did not engage Deloitte & Touche LLP for internal control consulting services.

(3)           Tax Fees

The Trust did not engage Deloitte & Touche LLP for professional services for tax compliance, advice or planning services.

(4)           All Other Fees

There were no other fees for the years ended December 31, 2023 and 2022.

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

(a)(3)    Exhibits as required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Designation	Description

13.01	2023 Annual Report to Security Holders

31.01	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.03	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Operating Officer

31.04	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.01	Section 1350 Certification of Co-Chief Executive Officer

32.02	Section 1350 Certification of Co-Chief Executive Officer

32.03	Section 1350 Certification of President and Chief Operating Officer

32.04	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2024.

GLOBAL MACRO TRUST

By:	Millburn Ridgefield Corporation,
Managing Owner

By:	/s/ Harvey Beker
Harvey Beker
Chairman (Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Managing Owner of the Registrant and in the capacities and on the date indicated.

Title with
Signature	Managing Owner	Date

/s/ Harvey Beker	Chairman	March 29, 2024
Harvey Beker	(Director)

/s/ Barry Goodman	Co-Chief Executive Officer	March 29, 2024
Barry Goodman	(Principal Executive Officer)

/s/ Grant N. Smith	Co-Chief Executive Officer	March 29, 2024
Grant N. Smith	(Principal Executive Officer)

/s/ Gregg Buckbinder	President and Chief Operating Officer	March 29, 2024
Gregg Buckbinder	(Principal Executive Officer)

/s/ Michael W. Carter	Vice President	March 29, 2024
Michael W. Carter	(Principal Accounting Officer)

3
/s/ Ilon Wu	Chief Financial Officer	March 29, 2024
Ilon Wu	(Principal Financial Officer)

(Being the principal executive officers, the principal financial officer and principal accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

EXHIBIT INDEX

The following exhibits are included herewith

Designation	Description

13.01	2023 Annual Report to Security Holders

31.01	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.03	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Operating Officer

31.04	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.01	Section 1350 Certification of Co-Chief Executive Officer

32.02	Section 1350 Certification of Co-Chief Executive Officer

32.03	Section 1350 Certification of President and Chief Operating Officer

32.04	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Exhibit 13.1

.

Delaware Statutory Trust)
Global Macro Trust (A Delaware Statutory Trust) Financial Statements as of and for the Years Ended December 31, 2023 and 2022, and Report of Independent Registered Public Accounting Firm

F-2

GLOBAL MACRO TRUST

AFFIRMATION OF MILLBURN RIDGEFIELD CORPORATION

In compliance with the Commodity Futures Trading Commission’s regulations, I hereby affirm that to the best of my knowledge and belief, the information contained in the Statements of Financial Condition of Global Macro Trust, including the Condensed Schedules of Investments, as of December 31, 2023 and 2022, and the related Statements of Operations, Changes in Trust Capital and Financial Highlights for each of the two years in the period ended December 31, 2023 are complete and accurate.

Gregg Buckbinder, President
Millburn Ridgefield Corporation
Managing Owner of Global Macro Trust

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112-0015 USA Tel: +1 212 492 4000 Fax: +1 212 489 1687 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders of Global Macro Trust:

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying statements of financial condition of Global Macro Trust (the “Trust”), including the condensed schedules of investments, as of December 31, 2023 and 2022, the related statements of operations, changes in trust capital, and the financial highlights for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Trust as of December 31, 2023 and 2022, the results of its operations, the changes in trust capital, and the financial highlights for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of securities owned as of December 31, 2023, by correspondence with the custodian and brokers. We believe that our audits provide a reasonable basis for our opinion.

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

March 18, 2024

We have served as the auditor of one or more Millburn Ridgefield Corporation investment companies since 2004.

GLOBAL MACRO TRUST

STATEMENTS OF FINANCIAL CONDITION
AS OF DECEMBER 31, 2023 AND 2022

	2023	2022
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes — at fair value (amortized cost
$15,512,210 and $21,631,687)	$ 15,507,848	$ 21,481,593
Net unrealized appreciation on open futures and forward currency contracts	268,713	5,339,722
Due from brokers	1,674,254	5,460,903
Cash denominated in foreign currencies (cost $820,615 and $0)	839,582	-

Total equity in trading accounts	18,290,397	32,282,218

INVESTMENTS IN U.S. TREASURY NOTES — at fair value (amortized cost
$56,320,592 and $73,404,374)	56,377,442	73,025,294

CASH AND CASH EQUIVALENTS	3,315,887	6,518,465

ACCRUED INTEREST RECEIVABLE	459,476	584,235

TOTAL	$ 78,443,202	$ 112,410,212

LIABILITIES AND TRUST CAPITAL

LIABILITIES:
Net unrealized depreciation on open futures and forward currency contracts	$ 1,144,223	$ -
Due to brokers	3,580	-
Accrued management fees	154,448	231,456
Accrued installment selling commissions	122,139	181,153
Accrued trade execution and clearing costs	4,668	5,176
Redemptions payable to Unitholders	433,216	1,083,735
Redemptions payable to Managing Owner	2,741	1,298,478
Accrued expenses	93,508	133,385
Cash overdraft denominated in foreign currencies (cost $300,130 and $1,255,479)	306,242	1,297,901

Total liabilities	2,264,765	4,231,284

TRUST CAPITAL:
Managing Owner interest (1,966.591 and 1,854.682 units outstanding)	2,157,842	2,267,924
Series 1 Unitholders (42,174.214 and 57,887.327 units outstanding)	46,275,735	70,785,087
Series 3 Unitholders (6,820.101 and 9,204.522 units outstanding)	12,437,987	17,954,584
Series 4 Unitholders (3,889.504 and 4,040.492 units outstanding)	9,968,358	10,883,596
Series 5 Unitholders (3,164.075 and 3,458.143 units outstanding)	5,338,515	6,287,737

Total trust capital	76,178,437	108,178,928

TOTAL	$ 78,443,202	$ 112,410,212

NET ASSET VALUE PER UNIT OUTSTANDING:
Series 1 Unitholders	$ 1,097.25	$ 1,222.81
Series 3 Unitholders	$ 1,823.72	$ 1,950.63
Series 4 Unitholders	$ 2,562.89	$ 2,693.63
Series 5 Unitholders	$ 1,687.23	$ 1,818.24

See notes to financial statements

GLOBAL MACRO TRUST

CONDENSED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2023

	Net Unrealized
	Appreciation
	(Depreciation)	Net Unrealized
	as a % of	Appreciation
	Trust Capital	(Depreciation)
FUTURES AND FORWARD CURRENCY CONTRACTS

FUTURES CONTRACTS
Long futures contracts:
Currencies	(0.00)%	$ (2,207)
Energies	(0.48)	(364,739)
Interest rates	0.54	413,483
Livestock	(0.00)	(2,070)
Metals	0.50	379,266
Softs	(0.01)	(8,606)
Stock indices	0.14	106,930

Total long futures contracts	0.69	522,057

Short futures contracts:
Currencies	(0.04)	(32,532)
Energies	(0.28)	(210,260)
Grains	0.07	56,670
Interest rates	(0.90)	(683,195)
Livestock	0.00	590
Metals	(0.52)	(393,815)
Softs	0.15	113,214
Stock indices	0.08	64,543

Total short futures contracts	(1.44)	(1,084,785)

TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	(0.75)	(562,728)

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	2.23	1,698,818
Total short forward currency contracts	(2.64)	(2,011,600)

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	(0.41)	(312,782)

TOTAL	(1.16)%	$ (875,510)

		(Continued)

GLOBAL MACRO TRUST

CONDENSED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2023

U. S. TREASURY NOTES
		Fair Value
Face		as a % of	Fair
Amount	Description	Trust Capital	Value

$17,655,000	U.S. Treasury notes, 2.750%, 02/15/2024	23.10%	$17,599,138
18,693,000	U.S. Treasury notes, 2.500%, 05/15/2024	24.30	18,511,546
18,033,000	U.S. Treasury notes, 2.375%, 08/15/2024	23.29	17,738,907
18,449,000	U.S. Treasury notes, 2.250%, 11/15/2024	23.68	18,035,699

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $71,832,802)	94.37%	$71,885,290

See notes to financial statements			(Concluded)

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

		(Continued)

GLOBAL MACRO TRUST

CONDENSED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2022

U. S. TREASURY NOTES
		Fair Value
Face		as a % of	Fair
Amount	Description	Trust Capital	Value

$18,255,000	U.S. Treasury notes, 2.000%, 02/15/2023	16.83%	$18,206,867
19,420,000	U.S. Treasury notes, 1.750%, 05/15/2023	17.76	19,217,455
33,255,000	U.S. Treasury notes, 2.500%, 08/15/2023	30.32	32,800,342
24,700,000	U.S. Treasury notes, 2.750%, 11/15/2023	22.45	24,282,223

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $95,036,061)	87.36%	$94,506,887

See notes to financial statements			(Concluded)

GLOBAL MACRO TRUST

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2023 AND 2022

	2023	2022

INVESTMENT INCOME — Interest income, net	$ 4,089,483	$ 1,489,408

EXPENSES:
Brokerage and management fees:
Management fees	2,289,891	2,709,324
Installment selling commissions	1,894,771	2,147,212
Trade execution and clearing costs	391,414	462,970
Total brokerage and management fees	4,576,076	5,319,506

Administrative expenses	479,352	550,692
Custody fees and other expenses	23,676	29,984

Total expenses	5,079,104	5,900,182

Managing Owner commission rebate to unitholders	(455,884)	(586,089)

Net expenses	4,623,220	5,314,093

NET INVESTMENT LOSS	(533,737)	(3,824,685)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(989,088)	14,912,145
Foreign exchange transaction	(133,094)	6,603
Net change in unrealized:
Futures and forward currency contracts	(6,215,232)	5,597,667
Foreign exchange translation	55,277	(34,887)
Net gains (losses) from U.S. Treasury notes:
Realized	(90,990)	(124,922)
Net change in unrealized	581,662	(510,077)

Total net realized and unrealized gains (losses)	(6,791,465)	19,846,529

NET INCOME (LOSS)	(7,325,202)	16,021,844

LESS PROFIT SHARE TO MANAGING OWNER	3,058	549,499

NET INCOME (LOSS) AFTER PROFIT SHARE TO
MANAGING OWNER	$ (7,328,260)	$ 15,472,345

Series 1 Unitholders	$ (125.56)	$ 149.84
Series 3 Unitholders	$ (126.91)	$ 273.35
Series 4 Unitholders	$ (130.74)	$ 462.34
Series 5 Unitholders	$ (131.01)	$ 241.97

See notes to financial statements

GLOBAL MACRO TRUST

STATEMENTS OF CHANGES IN TRUST CAPITAL
YEARS ENDED DECEMBER 31, 2023 AND 2022

									New Profit Memo
	Series 1 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Series 5 Unitholders		Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

TRUST CAPITAL — January 1, 2022	67,189,838	62,620.242	17,635,045	10,514.052	8,660,732	3,881.484	6,139,800	3,895.148	-	-	2,499,928	2,329.914	102,125,343

Subscriptions	-	-	-	-	745,030	321.943	98,039	62.197	-	-	-	-	843,069
Redemptions	(5,718,452)	(4,966.819)	(2,489,605)	(1,309.530)	(427,324)	(162.935)	(877,469)	(499.202)	-	-	(1,298,478)	(1,063.183)	(10,811,328)
Additional units allocated*	-	233.904	-	-	-	-	-	-	-	0.469	-	138.108	-
Net income (loss) after profit share to
Managing Owner	9,313,701	-	2,809,144	-	1,905,158	-	927,367	-	(1,021)	-	517,996	-	15,472,345
Managing Owner’s profit share	-	-	-	-	-	-	-	-	549,499	449.374	-	-	549,499
Transfer of New Profit Memo Account
to Managing Owner	-	-	-	-	-	-	-	-	(548,478)	(449.843)	548,478	449.843	-

TRUST CAPITAL — December 31, 2022	70,785,087	57,887.327	17,954,584	9,204.522	10,883,596	4,040.492	6,287,737	3,458.143	-	-	2,267,924	1,854.682	108,178,928

Subscriptions	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemptions	(19,251,215)	(15,907.880)	(4,508,887)	(2,384.341)	(400,278)	(150.988)	(512,168)	(294.068)	-	-	(2,741)	(2.787)	(24,675,289)
Transfers	-	-	(4,024)	(0.080)	-	-	4,024	-	-	-	-	-	-
Additional units allocated*	-	194.767	-	-	-	-	-	-	-	0.029	-	111.909	-
Net loss after profit share to
Managing Owner	(5,258,137)	-	(1,003,686)	-	(514,960)	-	(441,078)	-	(317)	-	(110,082)	-	(7,328,260)
Managing Owner’s profit share	-	-	-	-	-	-	-	-	3,058	2.758	-	-	3,058
Transfer of New Profit Memo Account
to Managing Owner	-	-	-	-	-	-	-	-	(2,741)	(2.787)	2,741	2.787	-

TRUST CAPITAL — December 31, 2023	$ 46,275,735	42,174.214	$ 12,437,987	6,820.101	$ 9,968,358	3,889.504	$ 5,338,515	3,164.075	$ -	-	$ 2,157,842	1,966.591	$ 76,178,437

* Additional units are issued to Series 1 Unitholders who are charged less than a 7.0% brokerage fee and the Managing Owner. See note 3.

See notes to financial statements

GLOBAL MACRO TRUST

STATEMENTS OF FINANCIAL HIGHLIGHTS
YEARS ENDED DECEMBER 31, 2023 AND 2022

	2023				2022
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5

PER UNIT OPERATING PERFORMANCE (FOR A UNIT
OUTSTANDING THROUGHOUT THE YEAR)
Net income (loss) from operations:
Net investment income (loss) (a)	$(24.05)	$31.22	$91.24	$16.82	$(58.13)	$(25.11)	$11.43	$(36.59)
Net realized and unrealized gains (losses) on trading
of futures and forward currency contracts	(107.46)	(167.76)	(235.94)	(157.15)	214.77	349.44	465.36	327.07
Net gains (losses) from U.S. Treasury notes (a)	5.95	10.00	13.96	9.34	(6.80)	(11.05)	(14.45)	(10.40)

Net income (loss) from operations	(125.56)	(126.54)	(130.74)	(130.99)	149.84	313.28	462.34	280.08

Less: profit share allocated to Managing Owner	0.00	(0.37)	0.00	(0.02)	0.00	(39.93)	0.00	(38.11)
Net income (loss) after profit share allocation	(125.56)	(126.91)	(130.74)	(131.01)	149.84	273.35	462.34	241.97

Net asset value, beginning of year	1,222.81	1,950.63	2,693.63	1,818.24	1,072.97	1,677.28	2,231.29	1,576.27

Net asset value, end of year	$1,097.25	$1,823.72	$2,562.89	$1,687.23	$1,222.81	$1,950.63	$2,693.63	$1,818.24

RATIOS TO AVERAGE TRUST CAPITAL:

Net investment income (loss)	(2.09)%	1.66%	3.48%	0.96%	(4.98)%	(1.36)%	0.46%	(2.12)%

Total expenses	6.43%	2.68%	0.91%	3.42%	6.35%	2.74%	0.95%	3.51%
Profit share allocation	0.00	0.02	0.00	0.00	0.00	2.17	0.00	2.21
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	6.43%	2.70%	0.91%	3.42%	6.35%	4.91%	0.95%	5.72%

Total return before profit share allocation	(10.27)%	(6.49)%	(4.85)%	(7.21)%	13.96%	18.47%	20.72%	17.56%
Less profit share allocation	0.00	0.02	0.00	0.00	0.00	2.17	0.00	2.21
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	(10.27)%	(6.51)%	(4.85)%	(7.21)%	13.96%	16.30%	20.72%	15.35%

(a) Calculated based on the weighted average number of units during the year, see Note 7.

See notes to financial statements

Global Macro Trust

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 and 2022

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

The Trust is for U.S. GAAP purposes an investment company in accordance with FASB Codification 946 Financial Services – Investment Companies.

Certain prior year items in the financial statements have been reclassified to conform to the current year presentation. The Trust reclassified amounts previously included in “Brokerage fees” to “Management fees”, “Installment selling commissions” and “Trade execution and clearing costs” in the Statements of Operations for the years ended December 31, 2023 and December 31, 2022. Further, the Trust reclassified amounts previously included in “Accrued brokerage fees” to “Accrued management fees”, “Accrued installment selling commissions” and “Accrued trade execution and clearing costs” in the Statements of Financial Condition at December 31, 2023 and December 31, 2022. Any mention of “brokerage fees” or “accrued brokerage fees” subsequently in these footnotes are understood to represent the newly classified line items.

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

Cash and Cash Equivalents — Cash includes cash held at First Republic Bank, which became part of JP Morgan Chase Bank, N.A. effective May 1, 2023. Cash equivalents includes investments in Dreyfus Treasury Securities Cash Management, a short term U.S. government securities money market fund, that is readily convertible to cash and has an original maturity of 90 days or less.

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

Income Taxes (Topic 740) of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Trust recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Trust’s open tax years, 2020 to 2023, the Managing Owner has determined that no reserves for uncertain tax positions were required.

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

The following table represents the Trust’s investments by hierarchical level as of December 31, 2023 and 2022 in valuing the Trust’s investments at fair value. As of and during the years ended December 31, 2023 and 2022, the Trust held no assets or liabilities classified in Level 3..

Financial Assets and Liabilities at Fair Value as of December 31, 2023

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$ 71,885,290	$ -	$ 71,885,290
Short-term money market fund*	3,065,887	-	3,065,887
Exchange-traded futures contracts
Currencies	(34,739)	-	(34,739)
Energies	(574,999)	-	(574,999)
Grains	56,670	-	56,670
Interest rates	(269,712)	-	(269,712)
Livestock	(1,480)	-	(1,480)
Metals	(14,549)	-	(14,549)
Softs	104,608	-	104,608
Stock indices	171,473	-	171,473

Total exchange-traded futures contracts	(562,728)	-	(562,728)

Over-the-counter forward currency contracts	-	(312,782)	(312,782)

Total futures and forward currency contracts (2)	(562,728)	(312,782)	(875,510)

Total financial assets and liabilities at fair value	$ 74,388,449	$ (312,782)	$ 74,075,667

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$ 15,507,848
Investments in U.S. Treasury notes			56,377,442
Total investments in U.S. Treasury notes			$ 71,885,290

(2)
Net unrealized appreciation on open futures and forward currency contracts			$ 268,713
Net unrealized depreciation on open futures and forward currency contracts			(1,144,223)
Total net unrealized depreciation on open futures and forward currency contracts			$ (875,510)

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial Assets and Liabilities at Fair Value as of December 31, 2022

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$ 94,506,887	$ -	$ 94,506,887
Short-term money market fund*	6,268,465	-	6,268,465
Exchange-traded futures contracts
Currencies	7,601	-	7,601
Energies	1,682,442	-	1,682,442
Grains	66,523	-	66,523
Interest rates	3,101,405	-	3,101,405
Livestock	(5,330)	-	(5,330)
Metals	23,543	-	23,543
Softs	(31,350)	-	(31,350)
Stock indices	(28,255)	-	(28,255)

Total exchange-traded futures contracts	4,816,579	-	4,816,579

Over-the-counter forward currency contracts	-	523,143	523,143

Total futures and forward currency contracts (2)	4,816,579	523,143	5,339,722

Total financial assets and liabilities at fair value	$ 105,591,931	$ 523,143	$ 106,115,074

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$ 21,481,593
Investments in U.S. Treasury notes			73,025,294
Total investments in U.S. Treasury notes			$ 94,506,887

(2)
Net unrealized appreciation on open futures and forward currency contracts			$ 5,339,722
Net unrealized depreciation on open futures and forward currency contracts			-
Total net unrealized appreciation on open futures and forward currency contracts			$ 5,339,722

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

Per the Trust agreement, selling agents are prohibited from receiving amounts in excess of 9.5% of the gross offering proceeds of Series 1 units sold subsequent to August 12, 2009. During the years ended December 31, 2023 and 2022, the Managing Owner rebated to the Trust for the benefit of all holders of Series 1 Units, all amounts that would have otherwise been due to selling agents but for the 9.5% cap. Further, in certain cases, there are Series 1 units that remain outstanding, where there is no longer a selling agent associated with such units. Beginning in August 2014, the Managing Owner rebated such amounts to the Trust for the benefit of all holders of Series 1 Units. The total amounts rebated to the Trust for both of these items during the years ended December 31, 2023 and 2022, were $455,884, and $586,089, respectively, are presented in “Managing Owner commission rebate to unitholders” in the Statements of Operations.

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

4. DUE FROM/TO BROKERS

At December 31, 2023 and 2022, due from and due to brokers balances, if applicable, in the Statements of Financial Condition include net cash receivable from each broker and net cash payable to each broker, respectively. The due from broker balance also includes cash held as collateral at Bank of America, N.A.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk is normally reduced to the extent that an exchange or clearing organization acts as a counterparty to futures transactions since typically the collective credit of the members of the exchange is pledged to support the financial integrity of the exchange. In the case of OTC transactions, the Trust must rely solely on the credit of the individual counterparties. The contract amounts of the forward and futures contracts do not represent the Trust’s risk of loss due to counterparty nonperformance. The Trust’s exposure to credit risk associated with counterparty nonperformance of these forward currency contracts includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition, plus the value of margin or collateral held in cash and U.S. Treasury Notes by the counterparty. The amount of such credit risk was $8,641,436 and $8,701,393 at December 31, 2023 and 2022, respectively.

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

Net unrealized appreciation (depreciation) on futures and forward currency contracts by settlement currency type, denominated in U.S. dollars, is detailed below:

	As of December 31,
	2023		2022
	Total Net		Total Net
	Unrealized		Unrealized
	Appreciation	Percent	Appreciation	Percent
Currency Type	(Depreciation)	of Total	(Depreciation)	of Total

Australian dollar	$ (26,935)	3.08%	$ 126,244	2.36%
Brazilian real	9,803	(1.12)	(2,485)	(0.05)
British pound	23,652	(2.70)	83,756	1.57
Canadian dollar	9,304	(1.06)	127,120	2.38
Euro	(116,901)	13.35	2,494,981	46.72
Hong Kong dollar	(1,287)	0.15	(5,376)	(0.10)
Japanese yen	4,892	(0.56)	225,079	4.22
Korean won	56,839	(6.49)	15,576	0.29
Malaysian ringgit	(2,431)	0.28	(142)	(0.00)
Norwegian krone	-	-	32,884	0.62
Polish zloty	-	-	25,393	0.48
Singapore dollar	6,627	(0.76)	3,348	0.06
South African rand	(108)	0.01	(1,305)	(0.02)
Swedish krona	-	-	24,117	0.45
Thai baht	(2,689)	0.31	16,416	0.31
U.S. dollar	(836,276)	95.51	2,174,116	40.71

Total	$ (875,510)	100.00%	$ 5,339,722	100.00%

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

The Trust engages in the speculative trading of futures and forward contracts on agricultural commodities, currencies, energies, interest rates, metals and stock indices. The following were the primary trading risk exposures of the Trust at December 31, 2023 and 2022 by market sector:

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

Interest Rates – Interest rate movements directly affect the price of the sovereign bond futures positions held by the Trust and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Trust’s profitability. The Trust’s primary interest rate exposure is to interest rate fluctuations in countries or regions including Australia, Canada, Japan, the United Kingdom, the U.S. and the Eurozone. However, the Trust also may take positions in futures contracts on the government debt of other countries. The Managing Owner anticipates that interest rates in these industrialized countries or areas, both long-term and short-term, will remain the primary interest rate market exposure of the Trust for the foreseeable future.

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at December 31, 2023 and 2022. Fair value, below, is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at December 31, 2023

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$ 5,413	$ (7,620)	$ 3,145	$ (35,677)	$ (34,739)
Energies	-	(364,739)	39,651	(249,911)	(574,999)
Grains	-	-	108,658	(51,988)	56,670
Interest rates	462,107	(48,624)	57,157	(740,352)	(269,712)
Livestock	-	(2,070)	590	-	(1,480)
Metals	425,602	(46,336)	44,301	(438,116)	(14,549)
Softs	-	(8,606)	116,155	(2,941)	104,608
Stock indices	140,173	(33,243)	72,945	(8,402)	171,473

Total futures contracts	1,033,295	(511,238)	442,602	(1,527,387)	(562,728)

Forward currency contracts	1,772,495	(73,677)	75,859	(2,087,459)	(312,782)

Total futures and
forward currency contracts	$ 2,805,790	$ (584,915)	$ 518,461	$ (3,614,846)	$ (875,510)

Fair Value of Futures and Forward Currency Contracts at December 31, 2022

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$ 22,489	$ (10,289)	$ 30	$ (4,629)	$ 7,601
Energies	1,009,697	(37,450)	711,715	(1,520)	1,682,442
Grains	131,465	(41,967)	-	(22,975)	66,523
Interest rates	-	(43,377)	3,223,978	(79,196)	3,101,405
Livestock	500	(5,830)	-	-	(5,330)
Metals	272,333	(137,540)	127,482	(238,732)	23,543
Softs	67	(20,877)	10,269	(20,809)	(31,350)
Stock indices	25,085	(87,194)	113,753	(79,899)	(28,255)

Total futures contracts	1,461,636	(384,524)	4,187,227	(447,760)	4,816,579

Forward currency contracts	1,682,220	(538,241)	317,553	(938,389)	523,143

Total futures and
forward currency contracts	$ 3,143,856	$ (922,765)	$ 4,504,780	$ (1,386,149)	$ 5,339,722

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the years ended 2023 and 2022 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below:

Trading gains (losses) of futures and forward currency contracts for the years ended 2023 and 2022

Sector	2023	2022

Futures contracts:
Currencies	$ 213,504	$ 640,252
Energies	(3,510,725)	8,855,412
Grains	(40,356)	(972,809)
Interest rates	(3,843,596)	4,618,969
Livestock	24,920	26,930
Metals	(229,183)	(705,591)
Softs	(72,981)	81,230
Stock indices	1,083,978	3,591,101

Total futures contracts	(6,374,439)	16,135,494

Forward currency contracts	(829,881)	4,374,318

Total futures and forward currency contracts	$ (7,204,320)	$ 20,509,812

The following table presents average notional value by sector in U.S. dollars of open futures and forward currency contracts for the years ended December 31, 2023 and 2022. The Trust’s average net asset value for the years ended 2023 and 2022 was approximately $94,000,000, and $108,000,000, respectively.

	2023		2022
Sector	Long Positions	Short Positions	Long Positions	Short Positions

Futures contracts:
Currencies	$ 1,794,479	$ 5,210,842	$ 1,392,942	$ 3,704,272
Energies	15,908,745	1,851,858	14,902,708	2,839,684
Grains	2,676,115	4,354,788	5,813,108	5,760,615
Interest rates	18,187,537	139,166,974	72,332,690	86,623,955
Livestock	421,762	143,528	476,292	339,636
Metals	1,347,073	5,847,805	4,433,399	5,289,699
Softs	652,101	1,712,398	1,574,128	1,811,237
Stock indices	27,450,507	20,199,674	23,737,335	37,036,763

Total futures
contracts	68,438,319	178,487,867	124,662,602	143,405,861

Forward currency
contracts	28,190,254	27,015,159	26,501,754	43,067,813

Total average
notional	$ 96,628,573	$ 205,503,026	$ 151,164,356	$ 186,473,674

Notional values in the interest rate sector were calculated by converting the notional value in local currency of all open interest rate futures positions to 10-year equivalent fixed income instruments, translated to U.S. dollars at each quarter-end during 2023 and 2022. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the Managing Owner believes it is a more meaningful representation of notional values of the Trust’s open interest rate positions.

The following tables summarize the valuation of the Trust’s investments by counterparty as of December 31, 2023 and 2022.

Offsetting of derivative assets and liabilities at December 31, 2023

	Gross amounts of recognized Assets	Gross amounts offset in the Statements of Financial Condition	Net amounts of Assets presented in the Statements of Financial Condition
Assets
Futures contracts
Counterparty J	$ 433,946	$ (165,233)	$ 268,713

Total assets	$ 433,946	$ (165,233)	$ 268,713

	Gross amounts of recognized Liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of Liabilities presented in the Statement of Financial Condition
Liabilities
Futures contracts
Counterparty C	$ 602,734	$ (319,515)	$ 283,219
Counterparty L	1,270,658	(722,436)	548,222
Total futures contracts	1,873,392	(1,041,951)	831,441

Forward currency contracts
Counterparty G	895,463	(744,009)	151,454
Counterparty K	1,265,673	(1,104,345)	161,328
Total forward currency contracts	2,161,136	(1,848,354)	312,782

Total liabilities	$ 4,034,528	$ (2,890,305)	$ 1,144,223

		Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net amounts of Assets presented in the Statements of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty J	$ 268,713	$ -	$ (268,713)	$ -

Total	$ 268,713	$ -	$ (268,713)	$ -

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount

Counterparty C	$ 283,219	$ -	$ (283,219)	$ -
Counterparty G	151,454	-	(151,454)	-
Counterparty K	161,328	-	(161,328)	-
Counterparty L	548,222	-	(548,222)	-

Total	$ 1,144,223	$ -	$ (1,144,223)	$ -

(1) Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange.
(2) Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets presented in the
Statements of Financial Condition, for each respective counterparty.
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of December 31, 2023.

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

7. FINANCIAL HIGHLIGHTS

Unit operating performance for Series 1, 3, 4 and 5 Units is calculated based on Unitholders’ trust capital for each Series taken as a whole utilizing the beginning and ending Net Asset Value per unit and weighted average number of units during the year. Weighted average number of units for each Series is detailed below:

	Years ended December 31,		Date of first issuance
	2023	2022

Series 1	52,312.918	60,048.422	July 23, 2001
Series 3	8,107.562	10,119.818	September 1, 2009
Series 4	3,960.639	4,110.569	November 1, 2010
Series 5	3,332.196	3,814.340	April 1, 2018

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

8. REDEMPTION PAYABLE TO MANAGING OWNER

At December 31, 2023 and 2022, redemption payable were $2,741 (of which $2,741 was related to profit share earned during the year) and $1,298,478 (of which $548,478 was related to profit share earned during the year), respectively.

9. SUBSEQUENT EVENTS

During the period from January 1, 2024 to March 18, 2024, redemptions of $2,947,219 were made from the Trust. The Managing Owner has performed its evaluation of subsequent events through March 18, 2024, the date the financial statements were issued. Based on such evaluation, no further events were discovered that required adjustment to or disclosure in the financial statements.

.