Form 10-Q
period 2024-03-31
GLOBAL MACRO TRUST
filed 2024-05-14
CIK 1145765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:   March 31, 2024

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
As of and for the three months ended March 31, 2024 and 2023 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Trust Capital (b)	7
Statements of Financial Highlights (b)	9
Notes to the Financial Statements	10

(a) At March 31, 2024 (unaudited) and December 31, 2023
(b) As of and for the three months ended March 31, 2024 and 2023 (unaudited)

Global Macro Trust
Statements of Financial Condition

	March 31, 2024 (unaudited)	December 31, 2023
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes – at fair value
(amortized cost $14,768,005 and $15,512,210)	$14,763,893	$15,507,848
Net unrealized appreciation on open futures and
forward currency contracts	896,886	268,713
Due from brokers, net	2,117,353	1,674,254
Cash denominated in foreign currencies (cost $0
and $820,615)	-	839,582
Total equity in trading accounts	17,778,132	18,290,397

INVESTMENTS IN U.S. TREASURY NOTES – at fair value
(amortized cost $57,924,496 and $56,320,592)	57,911,614	56,377,442
CASH AND CASH EQUIVALENTS	3,668,582	3,315,887
ACCRUED INTEREST RECEIVABLE	502,535	459,476
TOTAL	$79,860,863	$78,443,202

LIABILITIES AND TRUST CAPITAL
LIABILITIES:
Net unrealized depreciation on open futures and forward currency contracts	$128,547	$1,144,223
Due to Managing Owner	19,241	-
Due to brokers, net	-	3,580
Accrued management fees	158,363	154,448
Accrued installment selling commissions	126,496	122,139
Accrued trade execution and clearing costs	5,131	4,668
Redemptions payable to Unitholders	2,778,035	433,216
Redemption payable to Managing Owner	-	2,741
Accrued expenses	101,641	93,508
Cash overdraft denominated in foreign currencies (cost $242,448 and $300,130)	241,970	306,242
Total liabilities	3,559,424	2,264,765

TRUST CAPITAL:
Managing Owner interest (1,997.006 and 1,966.591 units outstanding)	2,348,100	2,157,842
Series 1 Unitholders (38,763.237 and 42,174.214 units outstanding)	45,578,323	46,275,735
Series 3 Unitholders (6,599.935 and 6,820.101 units outstanding)	13,040,505	12,437,987
Series 4 Unitholders (3,577.117 and 3,889.504 units outstanding)	9,976,067	9,968,358
Series 5 Unitholders (2,936.874 and 3,164.075 units outstanding)	5,358,444	5,338,515
Total trust capital	76,301,439	76,178,437

TOTAL	$79,860,863	$78,443,202

NET ASSET VALUE PER UNIT OUTSTANDING:
Series 1 Unitholders	$1,175.81	$1,097.25
Series 3 Unitholders	$1,975.85	$1,823.72
Series 4 Unitholders	$2,788.86	$2,562.89
Series 5 Unitholders	$1,824.54	$1,687.23

See notes to financial statements (unaudited)

Global Macro Trust
Condensed Schedule of Investments (unaudited)
March 31, 2024

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Currencies	0.01%	$6,815
Energies	0.70	532,362
Grains	0.07	49,662
Interest rates	(0.00)	(1,982)
Livestock	(0.00)	(1,050)
Metals	0.25	193,876
Softs	(0.00)	(3,298)
Stock indices	0.18	134,321

Total long futures contracts	1.21	910,706

Short futures contracts:
Currencies	0.04	33,083
Energies	(0.02)	(13,634)
Grains	0.00	3,256
Interest rates:
2 Year U.S. Treasury Note (298 contracts, settlement date June 2024)	0.07	50,515
Other	(0.22)	(168,310)

Total interest rates	(0.15)	(117,795)

Livestock	0.00	480
Metals	(0.32)	(244,120)
Softs	(0.04)	(30,188)
Stock indices	(0.09)	(67,035)

Total short futures contracts	(0.58)	(435,953)

TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	0.63	474,753

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(1.02)	(779,564)
Total short forward currency contracts	1.41	1,073,150

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	0.39	293,586

TOTAL	1.02%	$768,339

		(Continued)

Global Macro Trust
Condensed Schedule of Investments (unaudited)
March 31, 2024
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$25,621,000	U.S. Treasury notes, 2.500%, 05/15/2024	33.47%	$25,532,928
26,860,000	U.S. Treasury notes, 2.375%, 08/15/2024	34.82	26,570,416
20,949,000	U.S. Treasury notes, 2.250%, 11/15/2024	26.96	20,572,163
	Total investments in U.S. Treasury notes
	(amortized cost $72,692,501)	95.25%	$72,675,507

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2023

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Currencies	(0.00)%	$(2,207)
Energies	(0.48)	(364,739)
Interest rates	0.54	413,483
Livestock	(0.00)	(2,070)
Metals	0.50	379,266
Softs	(0.01)	(8,606)
Stock indices	0.14	106,930

Total long futures contracts	0.69	522,057

Short futures contracts:
Currencies	(0.04)	(32,532)
Energies	(0.28)	(210,260)
Grains	0.07	56,670
Interest rates	(0.90)	(683,195)
Livestock	0.00	590
Metals	(0.52)	(393,815)
Softs	0.15	113,214
Stock indices	0.08	64,543

Total short futures contracts	(1.44)	(1,084,785)

TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	(0.75)	(562,728)

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	2.23	1,698,818
Total short forward currency contracts	(2.64)	(2,011,600)
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	(0.41)	(312,782)

TOTAL	(1.16)%	$(875,510)

		(Continued)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2023
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$17,655,000	U.S. Treasury notes, 2.750%, 02/15/2024	23.10%	$17,599,138
18,693,000	U.S. Treasury notes, 2.500%, 05/15/2024	24.30	18,511,546
18,033,000	U.S. Treasury notes, 2.375%, 08/15/2024	23.29	17,738,907
18,449,000	U.S. Treasury notes, 2.250%, 11/15/2024	23.68	18,035,699
	Total investments in U.S. Treasury notes
	(amortized cost $71,832,802)	94.37%	$71,885,290

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Statements of Operations (unaudited)

	For the three months ended
	March 31, 2024	March 31, 2023
INVESTMENT INCOME:
Interest income, net	$997,135	$877,035

EXPENSES:
Brokerage and management fees:
Management fees	435,474	630,562
Installment selling commissions	420,224	502,082
Trade execution and clearing costs	89,360	108,324
Total brokerage and management fees	945,058	1,240,968

Administrative expenses	113,010	140,687
Custody fees and other expenses	8,384	6,182
Total expenses	1,066,452	1,387,837

Managing Owner commission rebate to Unitholders	(52,183)	(123,002)

Net expenses	1,014,269	1,264,835

NET INVESTMENT LOSS	(17,134)	(387,800)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	4,321,194	(4,614,274)
Foreign exchange transactions	(14,962)	(67,835)
Net change in unrealized:
Futures and forward currency contracts	1,643,849	(4,253,464)
Foreign exchange translation	(12,377)	36,014
Net gains (losses) from U.S. Treasury notes:
Realized	(2,832)	(74,241)
Net change in unrealized	(69,482)	415,941
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)	5,865,390	(8,557,859)

NET INCOME (LOSS)	5,848,256	(8,945,659)
LESS PROFIT SHARE TO MANAGING OWNER	-	-
NET INCOME (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER	$5,848,256	$(8,945,659)

NET INCOME (LOSS) PER UNIT OUTSTANDING
Series 1 Unitholders	$78.56	$(107.64)
Series 3 Unitholders	$152.13	$(153.46)
Series 4 Unitholders	$225.97	$(201.02)
Series 5 Unitholders	$137.31	$(146.18)

See notes to financial statements (unaudited)

Global Macro Trust
Statements of Changes in Trust Capital (unaudited)

For the three months ended March 31, 2024:
									New Profit
	Series 1 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Series 5 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2024	$46,275,735	42,174.214	$12,437,987	6,820.101	$9,968,358	3,889.504	$5,338,515	3,164.075	$-	-	$2,157,842	1,966.591	$76,178,437
Subscriptions	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemptions	(4,016,499)	(3,433.081)	(434,308)	(220.166)	(870,412)	(312.387)	(404,035)	(227.201)	-	-	-	-	(5,725,254)
Addt'l units allocated *	-	22.104	-	-	-	-	-	-	-	-	-	30.415	-
Net income
before profit share to Managing Owner	3,319,087	-	1,036,826	-	878,121	-	423,964	-	-	-	190,258	-	5,848,256
Profit share to Managing Owner:	-	-	-	-	-	-	-	-	-	-	-	-	-
Transfer of New Profit Memo
Account to Managing Owner	-	-	-	-	-	-	-	-	-	-	-	-	-
Trust capital at
March 31, 2024	$45,578,323	38,763.237	$13,040,505	6,599.935	$9,976,067	3,577.117	$5,358,444	2,936.874	$-	-	$2,348,100	1,997.006	$76,301,439

Net asset value per unit outstanding
at March 31, 2024:	$1,175.81		$1,975.85		$2,788.86		$1,824.54

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and to the Managing Owner.													(Continued)

See notes to financial statements (unaudited)

Global Macro Trust
Statements of Changes in Trust Capital (unaudited)

For the three months ended March 31, 2023:
									New Profit
	Series 1 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Series 5 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2023	$70,785,087	57,887.327	$17,954,584	9,204.522	$10,883,596	4,040.492	$6,287,737	3,458.143	$-	-	$2,267,924	1,854.682	$108,178,928
Subscriptions	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemptions	(2,632,507)	(2,279.595)	(1,153,269)	(633.079)	(227,432)	(86.031)	(218,700)	(128.512)	-	-	-	-	(4,231,908)
Transfers	-	-	(49,932)	(25.597)	-	-	49,932	27.461			-	-	-
Addt'l units allocated *	-	55.805	-	-	-	-	-	-	-	-	-	27.251	-
Net loss
before profit share to Managing Owner	(6,078,405)	-	(1,393,050)	-	(799,230)	-	(505,725)	-	-	-	(169,249)	-	(8,945,659)
Profit share to Managing Owner:	-	-	-	-	-	-	-	-	-	-	-	-	-
Transfer of New Profit Memo
Account to Managing Owner	-	-	-	-	-	-	-	-	-	-	-	-	-
Trust capital at
March 31, 2023	$62,074,175	55,663.537	$15,358,333	8,545.846	$9,856,934	3,954.461	$5,613,244	3,357.092	$-	-	$2,098,675	1,881.933	$95,001,361

Net asset value per unit outstanding
at March 31, 2023:	$1,115.17		$1,797.17		$2,492.61		$1,672.06

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and to the Managing Owner.

See notes to financial statements (unaudited)													(Concluded)

Global Macro Trust
Statements of Financial Highlights (unaudited)
For the three months ended March 31:	2024				2023
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5
Net income (loss) from operations:
Net investment income (loss)	$ (5.72)	$ 10.68	$ 26.97	$ 6.49	$ (8.65)	$ 3.27	$ 15.76	$ (0.20)
Net realized and unrealized gains (losses) on trading of futures and forward currency contracts	85.34	143.20	201.49	132.43	(102.90)	(163.01)	(225.41)	(151.84)
Net gains (losses) from U.S. Treasury obligations	(1.06)	(1.75)	(2.49)	(1.61)	3.91	6.28	8.63	5.86
Profit share allocated to Managing Owner	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Net income (loss) per unit	$ 78.56	$ 152.13	$ 225.97	$ 137.31	$ (107.64)	$ (153.46)	$ (201.02)	$ (146.18)

Net asset value per unit, beginning of period	1,097.25	1,823.72	2,562.89	1,687.23	1,222.81	1,950.63	2,693.63	1,818.24

Net asset value per unit, end of period	$ 1,175.81	$ 1,975.85	$ 2,788.86	$ 1,824.54	$ 1,115.17	$ 1,797.17	$ 2,492.61	$ 1,672.06
Total return and ratios for the three months ended March 31:	2024				2023
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5
RATIOS TO AVERAGE CAPITAL:
Net investment income (loss) (a)	(1.98)%	2.20%	3.95%	1.45%	(3.00)%	0.71%	2.45%	(0.05)%
Total expenses (a)	7.00%	2.81%	1.06%	3.57%	6.47%	2.76%	1.01%	3.51%
Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	7.00%	2.81%	1.06%	3.57%	6.47%	2.76%	1.01%	3.51%
Total return before profit share allocation (b)	7.16%	8.34%	8.82%	8.14%	(8.80)%	(7.87)%	(7.46)%	(8.04)%
Less: Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	7.16%	8.34%	8.82%	8.14%	(8.80)%	(7.87)%	(7.46)%	(8.04)%
(a) Annualized. Ratios are net Managing Owner commission rebate.
(b) Not annualized.
See notes to financial statements (unaudited)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Global Macro Trust’s (the “Trust”) financial condition at March 31, 2024 (unaudited) and December 31, 2023 (audited) and the results of its operations for the three months ended March 31, 2024 and 2023 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2023. The December 31, 2023 information has been derived from the audited financial statements as of December 31, 2023.

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

Income Taxes (Topic 740) of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Trust recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Trust’s open tax years, 2020 to 2023, Millburn Ridgefield Corporation (the “Managing Owner”) determined that no reserves for uncertain tax positions were required.

Investment Company Status: The Trust is for U.S. GAAP purposes an investment company in accordance with FASB Codification 946 Financial Services – Investment Companies.

There have been no material changes with respect to the Trust's critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Trust's Annual Report on Form 10-K for fiscal year 2023.

Certain prior year items in the financial statements have been reclassified to conform to the current year presentation. The Trust reclassified amounts previously included in “Brokerage fees” to “Management fees”, “Installment selling commissions” and “Trade execution and clearing costs” in the Statements of Operations for the three months ended March 31, 2023. Any mention of “brokerage fees” or “accrued brokerage fees” subsequently in these footnotes are understood to represent the newly classified line items.

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

In determining fair value, the Trust separates its investments into two categories: cash instruments and derivative contracts

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

The following tables represent the Trust’s investments by hierarchical level as of March 31, 2024 and December 31, 2023 in valuing the Trust’s investments at fair value. During the three and twelve months ended March 31, 2024 and December 31, 2023, the Trust held no assets or liabilities in Level 3. At March 31, 2024 and December 31, 2023, the Trust held no assets or liabilities classified as Level 3.

Financial Assets and Liabilities at Fair Value as of March 31, 2024

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$72,675,507	$-	$72,675,507
Short-term money market fund*	3,418,582	-	3,418,582
Exchange-traded futures contracts
Currencies	39,898	-	39,898
Energies	518,728	-	518,728
Grains	52,918	-	52,918
Interest rates	(119,777)	-	(119,777)
Livestock	(570)	-	(570)
Metals	(50,244)	-	(50,244)
Softs	(33,486)	-	(33,486)
Stock indices	67,286	-	67,286

Total exchange-traded futures contracts	474,753	-	474,753

Over-the-counter forward currency contracts	-	293,586	293,586

Total futures and forward currency contracts (2)	474,753	293,586	768,339

Total financial assets and liabilities at fair value	$76,568,842	$293,586	$76,862,428

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$14,763,893
Investments in U.S. Treasury notes held in custody			57,911,614
Total investments in U.S. Treasury notes			$72,675,507

(2)
Net unrealized appreciation on open futures and forward currency contracts			$896,886
Net unrealized depreciation on open futures and forward currency contracts			(128,547)
Total net unrealized appreciation on open futures and forward currency contracts			$768,339

*The short-term money market fund is included in Cash and Cash Equivalents in the Statements of Financial Condition.

Financial Assets and Liabilities at Fair Value as of December 31, 2023

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$71,885,290	$-	$71,885,290
Short-term money market fund*	3,065,887	-	3,065,887
Exchange-traded futures contracts
Currencies	(34,739)	-	(34,739)
Energies	(574,999)	-	(574,999)
Grains	56,670	-	56,670
Interest rates	(269,712)	-	(269,712)
Livestock	(1,480)	-	(1,480)
Metals	(14,549)	-	(14,549)
Softs	104,608	-	104,608
Stock indices	171,473	-	171,473

Total exchange-traded futures contracts	(562,728)	-	(562,728)

Over-the-counter forward currency contracts	-	(312,782)	(312,782)

Total futures and forward currency contracts (2)	(562,728)	(312,782)	(875,510)

Total financial assets and liabilities at fair value	$74,388,449	$(312,782)	$74,075,667

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$15,507,848
Investments in U.S. Treasury notes held in custody			56,377,442
Total investments in U.S. Treasury notes			$71,885,290

(2)
Net unrealized appreciation on open futures and forward currency contracts			$268,713
Net unrealized depreciation on open futures and forward currency contracts			(1,144,223)
Total net unrealized depreciation on open futures and forward currency contracts			$(875,510)

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

The Trust engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Trust at March 31, 2024, by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at March 31, 2024 and December 31, 2023. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at March 31, 2024

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$6,815	$-	$34,158	$(1,075)	$39,898
Energies	545,351	(12,989)	5,723	(19,357)	518,728
Grains	54,525	(4,863)	3,316	(60)	52,918
Interest rates	-	(1,982)	269,545	(387,340)	(119,777)
Livestock	1,040	(2,090)	670	(190)	(570)
Metals	264,081	(70,205)	94,966	(339,086)	(50,244)
Softs	5,445	(8,743)	700	(30,888)	(33,486)
Stock indices	177,470	(43,149)	41,515	(108,550)	67,286

Total futures contracts	1,054,727	(144,021)	450,593	(886,546)	474,753

Forward currency contracts	76,920	(856,484)	1,117,245	(44,095)	293,586

Total futures and
forward currency contracts	$1,131,647	$(1,000,505)	$1,567,838	$(930,641)	$768,339

Fair Value of Futures and Forward Currency Contracts at December 31, 2023

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$5,413	$(7,620)	$3,145	$(35,677)	$(34,739)
Energies	-	(364,739)	39,651	(249,911)	(574,999)
Grains	-	-	108,658	(51,988)	56,670
Interest rates	462,107	(48,624)	57,157	(740,352)	(269,712)
Livestock	-	(2,070)	590	-	(1,480)
Metals	425,602	(46,336)	44,301	(438,116)	(14,549)
Softs		(8,606)	116,155	(2,941)	104,608
Stock indices	140,173	(33,243)	72,945	(8,402)	171,473

Total futures contracts	1,033,295	(511,238)	442,602	(1,527,387)	(562,728)

Forward currency contracts	1,772,495	(73,677)	75,859	(2,087,459)	(312,782)

Total futures and
forward currency contracts	$2,805,790	$(584,915)	$518,461	$(3,614,846)	$(875,510)

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three months ended March 31, 2024 and 2023 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below:

Trading gains (losses) of futures and forward currency contracts for the three months ended March 31, 2024 and 2023

	Three months ended:	Three months ended:
Sector	March 31, 2024	March 31, 2023

Futures contracts:
Currencies	$226,670	$143,323
Energies	2,196,561	(2,445,027)
Grains	430,371	(170,468)
Interest rates	3,044,824	(6,517,014)
Livestock	(9,200)	3,250
Metals	(364,294)	230,506
Softs	(442,891)	(133,108)
Stock indices	64,764	54,814

Total futures contracts	5,146,805	(8,833,724)

Forward currency contracts	818,238	(34,014)

Total futures and forward currency contracts	$5,965,043	$(8,867,738)

The following table presents average notional value by sector in U.S. dollars of open futures and forward currency contracts for the three months ended March 31, 2024 and 2023. The Trust’s average net asset value for the three months ended March 31, 2024 and 2023 was approximately $79,000,000 and $101,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the three months ended March 31, 2024 and 2023

	2024		2023
Sector	Long Positions	Short Positions	Long Positions	Short Positions

Futures contracts:
Currencies	$1,699,414	$5,177,191	$3,066,669	$700,235
Energies	13,256,979	3,393,542	18,417,443	1,652,589
Grains	1,248,963	4,120,680	6,219,861	647,600
Interest rates	24,686,563	97,350,959	20,219,140	115,173,971
Livestock	171,390	202,550	277,180	146,600
Metals	2,913,279	4,148,759	1,426,082	1,812,704
Softs	571,944	1,032,438	1,342,566	1,948,631
Stock indices	28,427,613	10,892,631	32,881,271	25,358,520

Total futures
contracts	72,976,145	126,318,750	83,850,212	147,440,850

Forward currency
contracts	19,132,479	21,281,515	46,612,992	8,512,003

Total average
notional	$92,108,624	$147,600,265	$130,463,204	$155,952,853

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at March 31, 2024 and 2023. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the Managing Owner believes it is a more meaningful representation of notional values of the Trust’s open interest rate positions.

The averages have been calculated based on the amounts outstanding at the end of each quarter during the reporting period.

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

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of March 31, 2024 and December 31, 2023.

Offsetting of derivative assets and liabilities at March 31, 2024

	Gross amounts of recognized assets	Gross amounts offset in the Statements of Financial Condition	Net amounts of assets presented in the Statements of Financial Condition
Assets
Futures contracts
Counterparty J	$352,799	$(100,828)	$251,971
Counterparty L	945,403	(594,074)	351,329
Total futures contracts	1,298,202	(694,902)	603,300

Forward currency contracts
Counterparty G	456,685	(260,785)	195,900
Counterparty K	737,480	(639,794)	97,686
Total forward currency contracts	1,194,165	(900,579)	293,586

Total assets	$2,492,367	$(1,595,481)	$896,886
			(Continued)

	Gross amounts of recognized liabilities	Gross amounts offset in the Statements of Financial Condition	Net amounts of liabilities presented in the Statements of Financial Condition
Liabilities
Futures contracts
Counterparty C	$335,665	$(207,118)	$128,547

Total liabilities	$335,665	$(207,118)	$128,547
			(Concluded)

		Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net amounts of assets presented in the Statements of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty G	$195,900	$-	$-	$195,900
Counterparty J	251,971	-	(251,971)	-
Counterparty K	97,686	-	-	97,686
Counterparty L	351,329	-	(351,329)	-

Total	$896,886	$-	$(603,300)	$293,586

		Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net amounts of liabilities presented in the Statements of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount

Counterparty C	$128,547	$-	$(128,547)	$-

Total	$128,547	$-	$(128,547)	$-

(1) Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange.
(2) Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets and liabilities presented in the Statements of Financial Condition for each respective counterparty.
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of March 31, 2024.

Offsetting of derivative assets and liabilities at December 31, 2023

	Gross amounts of recognized assets	Gross amounts offset in the Statements of Financial Condition	Net amounts of assets presented in the Statements of Financial Condition
Assets
Futures contracts
Counterparty J	$433,946	$(165,233)	$268,713

Total assets	$433,946	$(165,233)	$268,713

	Gross amounts of recognized liabilities	Gross amounts offset in the Statements of Financial Condition	Net amounts of liabilities presented in the Statements of Financial Condition
Liabilities
Futures contracts
Counterparty C	$602,734	$(319,515)	$283,219
Counterparty L	1,270,658	(722,436)	548,222
Total futures contracts	1,873,392	(1,041,951)	831,441

Forward currency contracts
Counterparty G	895,463	(744,009)	151,454
Counterparty K	1,265,673	(1,104,345)	161,328
Total forward currency contracts	2,161,136	(1,848,354)	312,782

Total liabilities	$4,034,528	$(2,890,305)	$1,144,223

		Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net amounts of assets presented in the Statements of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty J	$268,713	$-	$(268,713)	$-

Total	$268,713	$-	$(268,713)	$-

		Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net amounts of liabilities presented in the Statements of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount

Counterparty C	$283,219	$-	$(283,219)	$-
Counterparty G	151,454	-	(151,454)	-
Counterparty K	161,328	-	(161,328)	-
Counterparty L	548,222	-	(548,222)	-

Total	$1,144,223	$-	$(1,144,223)	$-

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

The Trust’s forward currency trading activities are cleared through DB and BA. The Trust’s concentration of credit risk associated with DB or BA nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB and BA. The amount of such credit risk was $4,960,029 and $8,641,436 at March 31, 2024 and December 31, 2023, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three months ended March 31, 2024 and 2023. Profit share earned (from Unitholders' redemptions) is credited to the New Profit Memo Account as defined in the Trust’s Declaration of Trust and Trust Agreement (the “Trust Agreement”).

Three months ended:
	March 31,	March 31,
	2024	2023
Profit share earned	$-	$-
Profit share accrued	-	-
Total profit share	$-	$-

5. RELATED PARTY TRANSACTIONS

The Trust pays all routine expenses, such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee's fees, the charges of an outside accounting services agency and the expenses of updating the Trust's Prospectus), as well as extraordinary costs. At March 31, 2024 and December 31, 2023, the Managing Owner is owed $19,241 and $0, respectively, from the Trust in connection with such expenses it has paid on the Trust's behalf (and is included in "Due to Managing Owner" in the Statements of Financial Condition).

Series 1 Unitholders who redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the Managing Owner. There was no redemption charge payable at March 31, 2024 or December 31, 2023.

6. FINANCIAL HIGHLIGHTS

Per unit operating performance for Series 1, Series 3, Series 4 Units and Series 5 is calculated based on Unitholders’ Trust capital for each Series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of Units during the period. Weighted average number of Units for each Series is detailed below:

	Three months ended March 31,		Date of first issuance
	2024	2023

Series 1	41,359.594	57,000.406	July 23, 2001
Series 3	6,815.196	9,048.736	September 1, 2009
Series 4	3,854.299	4,010.043	November 1, 2010
Series 5	3,071.146	3,442.856	April 1, 2018

7. BROKERAGE AND CUSTODIAL FEES

Per the Trust agreement, selling agents are prohibited from receiving amounts in excess of 9.5% of the gross offering proceeds of Series 1 Units sold subsequent to August 12, 2009. During the three months ended March 31, 2024 and 2023, the Managing Owner rebated to the Trust for the benefit of all holders of Series 1 Units, all amounts that would have otherwise been due to selling agents but for the 9.5% cap. Further, in certain cases, there are Series 1 Units that remain outstanding, where there is no longer a selling agent associated with such Units. Beginning in August 2014, the Managing Owner rebated such amounts to the Trust for the benefit of all holders of Series 1 Units. The total amounts rebated to the Trust for both of these items, included in “Installment selling commissions” in the Statements of Operations, were as follows:

	Three months ending March 31,
	2024	2023

Brokerage fee rebates	$ 52,183	$ 123,002

8. SUBSEQUENT EVENTS

The Managing Owner has performed its evaluation of subsequent events from April 1, 2024 to May 14, 2024, the date this Form 10-Q was filed. Based on such evaluation, no further events were discovered that required disclosure or adjustment to the financial statements.

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

During its operations for the three months ended March 31, 2024, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

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

Period ended March 31, 2024

Month Ended:	Total Trust Capital

March 31, 2024	$76,301,439
December 31, 2023	76,178,437

Three months ended
Change in Trust Capital	$123,002
Percent Change	0.16%

THREE MONTHS ENDED MARCH 31, 2024

The increase in the Trust’s net assets of $123,002 was attributable to net income after profit share of $5,848,256, which were partially offset by redemptions of $5,725,254.

Management fees and installment selling commissions are calculated on the net asset value of the Series 1 Units, Series 3 Units and Series 5 on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees and installment selling commissions for the three months ended March 31, 2024 decreased $195,088 and $11,039 (net of Managing Owner commission rebate to Unitholders), respectively, relative to the corresponding period in 2023 due to a decrease in the Trust’s Series 1, Series 3 and Series 5 average net assets.

Trade execution and clearing costs for the three months ended March 31, 2024 decreased $18,964 relative to the corresponding period in 2023. The decrease was due mainly to a decrease in the Trust’s net assets during the three months ended March 31, 2024 relative to the corresponding period in 2023.

Administrative expenses for the three months ended March 31, 2024 decreased $27,677 relative to the corresponding period in 2023. The decrease was due mainly to a decrease in professional fees during the three months ended March 31, 2024 relative to the corresponding period in 2023.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the three months ended March 31, 2024 increased $120,100 relative to the corresponding period in 2023. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the three months ended March 31, 2024.

During the three months ended March 31, 2024, the Trust experienced net realized and unrealized gains of $5,865,390 from its trading operations (including foreign exchange translations and Treasury obligations). Total brokerage and management fees of $945,058, administrative expenses of $113,010, custody fees and other expenses of $8,384. The Trust’s gains achieved from trading operations, in addition to interest income of $997,135, and Managing Owner commission rebate to Unitholders of $52,183 were partially offset by the Trust's expenses, resulting in net income after profit share to the Managing Owner of $5,848,256. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Trust Capital
Currencies	1.36%
Energies	2.88%
Grains	0.58%
Interest rates	3.91%
Livestock	0.00%
Metals	(0.44)%
Softs	(0.55)%
Stock indices	0.12%

Trading gain	7.86%

MANAGEMENT DISCUSSION –2024

Three months ended March 31, 2024

The Trust was profitable during the quarter as gains from trading interest rate futures, energy futures, currency forwards and grain futures outdistanced losses from trading soft commodity and metals futures. Trading of equity futures was nearly flat.

Financial and commodity market prices vacillated during the quarter as market participants reacted to impacts of uncertainty about the timing and pace of expected central bank interest rate cuts, disparate regional growth and inflation outlooks and the influence of developments surrounding the use of artificial intelligence (“AI”).

Interest rates were volatile during the quarter. They rose broadly as developed market central banks, led by the Federal Reserve (“Fed”), pushed back against market expectations of early and official interest rate cuts. Concerns about “sticky” inflation and strong wage data and labor markets seemingly helped support this higher-for-longer interest rate narrative. However, interest rates did ease a bit during March as developed market central banks, following recent meetings, seemed more willing to take longer to return to their target inflation levels than had previously been the case to avoid a hard growth landing. Overall, short positions in medium- and long-term U.S. and German note and bond futures were broadly profitable. A short position in the U.S. short-term interest rate future was also profitable. On the other hand, during January, long positions in British, U.S. and European short-term interest rate futures, and in Italian short-term and long-term interest rate futures, registered partially offsetting losses. A short position in the Japanese government bond future was also slightly unprofitable as the Bank of Japan executed a “dovish” end to its zero-interest rate and yield curve control policies.

Relative strength in U.S. growth, equity markets and interest rate differentials seemingly helped buoy the U.S. dollar. Long U.S. dollar positions versus the Japanese, Swiss, New Zealand, Canadian and Australian currencies were profitable. Elsewhere, a short U.S. dollar trade against the euro in January and trading the U.S. dollar relative to the Brazilian real and Singapore dollar produced partially offsetting losses.

Energy prices rose during the quarter as Middle East tensions, including a drone attack by Iran-backed militants that killed U.S. troops in Jordan and an expansion of Houthi missile strikes in the Red Sea on a Trafigura-operated fuel tanker carrying Russian products, stoked fears of supply disruptions. The continuation of production cuts by Organization of the Petroleum Exporting Countries (“OPEC+”) and Ukrainian attacks on Russian oil refineries also likely contributed to supply worries. On the demand side, stronger-than-expected US economic data and fresh stimulus in China seemed to strengthen the outlook in two of the world’s largest oil consumers. In this environment, long positions in Brent crude, WTI crude, RBOB gasoline, London gasoil and heating oil were profitable. A short carbon emissions trade was also profitable as the recent slowdown in the electric vehicle market weighed on demand for emission credits.

Ample supplies of grain from South America, Russia, Ukraine and the U.S. likely impacted prices and short wheat and soybean positions were profitable, especially early in the quarter. In March, amid reports of destructive rain and hail across crucial grain-producing regions in Argentina supporting soybean prices, a long soybean trade was profitable.

Sugar prices, following a sharp drop late last year, rebounded in January amid concerns about hot weather damaging crops in southeast Asia, particularly in India and New Delhi extended its export ban. A short sugar trade was unprofitable as prices rose. Cocoa prices rallied to an historic high as weather and disease afflicted cocoa trees in the world’s main growing regions in West Africa, raising supply concerns. A short cocoa trade was unprofitable. Trading of coffee and cotton were also slightly unprofitable.

Silver prices were buoyed amid expectations that developed market central banks would embark on an interest rate easing cycle. Indeed, the Swiss National Bank announced a quarter point cut in its official interest rate in March. Consequently, a short silver trade was unprofitable. Trading of gold, platinum and zinc also posted small losses.

Trading of stock index futures was mixed and flat during the quarter. Improving growth, inflation and corporate earnings outlooks in Japan seemingly contributed to strong profits on long Japanese equity index futures positions. A long Spanish IBEX equity futures position and a short Brazilian equity index futures trade were also profitable. On the other hand, in the U.S., where AI optimism, growth and central bank rate cut prospects seemed to support equities, losses on short positions in Russell, MIDCAP 400 and Dow Jones index futures outdistanced profits from trading the NASDAQ index futures. Short positions in European, Singaporean and emerging market equity index futures, a long Korean index futures position, and trading of Australian and Canadian index futures registered offsetting losses too.

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

CONTRACTUAL OBLIGATIONS

The Trust does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Trust’s sole business is trading futures, forward currency, spot, option, and swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Trust for less than four months before being offset or rolled over into new contracts with similar maturities. The Trust’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Trust’s open futures and forward currency contracts, both long and short, at March 31, 2024 and December 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

The Managing Owner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Trust as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the

Managing Owner’s internal controls over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Managing Owner’s internal controls over financial reporting with respect to the Trust.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)There have been no sales of unregistered securities of the Trust during the three months ended March 31, 2024.

Pursuant to the Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding and Units are not reissued once redeemed.

The following table summarizes the redemptions by Unitholders during the three months ended March 31, 2024.

	Series 1		Series 3		Series 4		Series 5
Date of Redemption	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit

January 31, 2024	435.968	$1,119.41	6.472	$1,867.30	0.012	$2,627.96	106.253	$1,726.46
February 29, 2024	1,569.505	1,178.65	1.947	1,973.32	103.331	2,781.22	67.200	1,823.34
March 31, 2024	1,427.608	1,175.81	211.747	1,975.85	209.044	2,788.86	53.748	1,824.54
Total	3,433.081		220.166		312.387		227.201

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2024, neither the Managing Owner nor its directors or officers adopted or terminated any Rule 10b5 1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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
Managing Owner

Date: May 14, 2024
/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)