Form 10-Q
period 2024-06-30
GLOBAL MACRO TRUST
filed 2024-08-13
CIK 1145765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:   June 30, 2024

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
For the three and six months ended June 30, 2024 and 2023 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Trust Capital (c)	8
Statements of Financial Highlights (b)	10
Notes to the Financial Statements	12

(a) At June 30, 2024 (unaudited) and December 31, 2023
(b) For the three and six months ended June 30, 2024 and 2023 (unaudited)
(c) For the six months ended June 30, 2024 and 2023 (unaudited)

Global Macro Trust
Statements of Financial Condition

	June 30, 2024 (unaudited)	December 31, 2023
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes – at fair value
(amortized cost $18,669,093 and $15,512,210)	$18,660,252	$15,507,848
Net unrealized appreciation on open futures and
forward currency contracts	1,618,837	268,713
Due from brokers, net	4,302,036	1,674,254
Cash denominated in foreign currencies (cost $358,703
and $820,615)	349,076	839,582
Total equity in trading accounts	24,930,201	18,290,397

INVESTMENTS IN U.S. TREASURY NOTES – at fair value
(amortized cost $53,934,814 and $56,320,592)	53,908,698	56,377,442
CASH AND CASH EQUIVALENTS	175,672	3,315,887
ACCRUED INTEREST RECEIVABLE	493,538	459,476
TOTAL	$79,508,109	$78,443,202

LIABILITIES AND TRUST CAPITAL
LIABILITIES:
Net unrealized depreciation on open futures and forward currency contracts	$71,735	$1,144,223
Due to Managing Owner	29,191	-
Due to brokers, net	-	3,580
Accrued management fees	138,339	154,448
Accrued installment selling commissions	142,484	122,139
Accrued trade execution and clearing costs	5,430	4,668
Redemptions payable to Unitholders	739,731	433,216
Redemption payable to Managing Owner	-	2,741
Accrued expenses	131,641	93,508
Cash overdraft denominated in foreign currencies (cost $0 and $300,130)	-	306,242
Accrued profit share	6,427	-
Total liabilities	1,264,978	2,264,765

TRUST CAPITAL:
Managing Owner interest (2,028.369 and 1,966.591 units outstanding)	2,493,535	2,157,842
Series 1 Unitholders (37,573.301 and 42,174.214 units outstanding)	46,190,080	46,275,735
Series 3 Unitholders (6,482.263 and 6,820.101 units outstanding)	13,531,535	12,437,987
Series 4 Unitholders (3,556.381 and 3,889.504 units outstanding)	10,529,488	9,968,358
Series 5 Unitholders (2,856.504 and 3,164.075 units outstanding)	5,498,493	5,338,515
Total trust capital	78,243,131	76,178,437

TOTAL	$79,508,109	$78,443,202

NET ASSET VALUE PER UNIT OUTSTANDING:
Series 1 Unitholders	$1,229.33	$1,097.25
Series 3 Unitholders	$2,087.47	$1,823.72
Series 4 Unitholders	$2,960.73	$2,562.89
Series 5 Unitholders	$1,924.90	$1,687.23

See notes to financial statements (unaudited)

Global Macro Trust
Condensed Schedule of Investments (unaudited)
June 30, 2024

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Currencies	(0.01)%	$(5,880)
Energies	0.18	137,583
Interest rates	(0.00)	(3,000)
Metals	(0.50)	(388,554)
Softs	(0.04)	(31,310)
Stock indices	(0.06)	(46,047)

Total long futures contracts	(0.43)	(337,208)

Short futures contracts:
Currencies	0.24	187,584
Energies	0.01	9,230
Grains	0.41	322,538
Interest rates:
5 Year U.S. Treasury Note (166 contracts, settlement date September 2024)	0.03	24,781
30 Year U.S. Treasury Bond (9 contracts, settlement date September 2024)	0.01	4,000
Other	(0.05)	(38,249)

Total interest rates	(0.01)	(9,468)

Livestock	(0.00)	(3,220)
Metals	0.48	376,966
Softs	(0.04)	(30,779)
Stock indices	(0.01)	(9,563)

Total short futures contracts	1.08	843,288

TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	0.65	506,080

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.69)	(541,767)
Total short forward currency contracts	2.02	1,582,789

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	1.33	1,041,022

TOTAL	1.98%	$1,547,102

		(Continued)

Global Macro Trust
Condensed Schedule of Investments (unaudited)
June 30, 2024
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$26,860,000	U.S. Treasury notes, 2.375%, 08/15/2024	34.20%	$26,761,372
20,949,000	U.S. Treasury notes, 2.250%, 11/15/2024	26.47	20,708,005
25,621,000	U.S. Treasury notes, 2.000%, 02/15/2025	32.08	25,099,573
	Total investments in U.S. Treasury notes
	(amortized cost $72,603,907)	92.75%	$72,568,950

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2023

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Currencies	(0.00)%	$(2,207)
Energies	(0.48)	(364,739)
Interest rates	0.54	413,483
Livestock	(0.00)	(2,070)
Metals	0.50	379,266
Softs	(0.01)	(8,606)
Stock indices	0.14	106,930

Total long futures contracts	0.69	522,057

Short futures contracts:
Currencies	(0.04)	(32,532)
Energies	(0.28)	(210,260)
Grains	0.07	56,670
Interest rates	(0.90)	(683,195)
Livestock	0.00	590
Metals	(0.52)	(393,815)
Softs	0.15	113,214
Stock indices	0.08	64,543

Total short futures contracts	(1.44)	(1,084,785)

TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	(0.75)	(562,728)

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	2.23	1,698,818
Total short forward currency contracts	(2.64)	(2,011,600)
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	(0.41)	(312,782)

TOTAL	(1.16)%	$(875,510)

		(Continued)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2023
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$17,655,000	U.S. Treasury notes, 2.750%, 02/15/2024	23.10%	$17,599,138
18,693,000	U.S. Treasury notes, 2.500%, 05/15/2024	24.30	18,511,546
18,033,000	U.S. Treasury notes, 2.375%, 08/15/2024	23.29	17,738,907
18,449,000	U.S. Treasury notes, 2.250%, 11/15/2024	23.68	18,035,699
	Total investments in U.S. Treasury notes
	(amortized cost $71,832,802)	94.37%	$71,885,290

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Statements of Operations (unaudited)

	For the three months ended
	June 30, 2024	June 30, 2023
INVESTMENT INCOME:
Interest income, net	$1,008,989	$988,556

EXPENSES:
Brokerage and management fees:
Management fees	403,134	596,086
Installment selling commissions	451,899	467,472
Trade execution and clearing costs	90,112	94,721
Total brokerage and management fees	945,145	1,158,279

Administrative expenses	113,766	134,956
Custody fees and other expenses	5,271	6,118
Total expenses	1,064,182	1,299,353

Managing Owner commission rebate to Unitholders	(54,559)	(126,349)

Net expenses	1,009,623	1,173,004

NET INVESTMENT LOSS	(634)	(184,448)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	3,196,839	786,141
Foreign exchange transactions	(32,448)	(4,342)
Net change in unrealized:
Futures and forward currency contracts	778,763	1,568,840
Foreign exchange translation	(10,105)	(12,136)
Net losses from U.S. Treasury notes:
Net change in unrealized	(17,963)	(117,755)
TOTAL NET REALIZED AND UNREALIZED GAINS	3,915,086	2,220,748

NET INCOME	3,914,452	2,036,300
LESS PROFIT SHARE TO MANAGING OWNER	7,163	-
NET INCOME AFTER PROFIT SHARE TO MANAGING OWNER	$3,907,289	$2,036,300

NET INCOME PER UNIT OUTSTANDING
Series 1 Unitholders	$53.52	$19.02
Series 3 Unitholders	$111.62	$49.36
Series 4 Unitholders	$171.87	$79.69
Series 5 Unitholders	$100.36	$42.69

See notes to financial statements (unaudited)

Global Macro Trust
Statements of Operations (unaudited)

	For the six months ended
	June 30, 2024	June 30, 2023
INVESTMENT INCOME:
Interest income, net	$2,006,124	$1,865,591

EXPENSES:
Brokerage and management fees:
Management fees	838,608	1,226,648
Installment selling commissions	872,123	969,554
Trade execution and clearing costs	179,472	203,045
Total brokerage and management fees	1,890,203	2,399,247

Administrative expenses	226,776	275,643
Custody fees and other expenses	13,655	12,300

Total expenses	2,130,634	2,687,190

Managing Owner commission rebate to Unitholders	(106,742)	(249,351)

Net expenses	2,023,892	2,437,839

NET INVESTMENT LOSS	(17,768)	(572,248)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	7,518,033	(3,828,133)
Foreign exchange translation	(47,410)	(72,177)
Net change in unrealized:
Futures and forward currency contracts	2,422,612	(2,684,624)
Foreign exchange translation	(22,482)	23,878
Net gains (losses) from U.S. Treasury notes:
Realized	(2,832)	(74,241)
Net change in unrealized	(87,445)	298,186
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)	9,780,476	(6,337,111)

NET INCOME (LOSS)	$9,762,708	$(6,909,359)
LESS PROFIT SHARE TO MANAGING OWNER	7,163	-
NET INCOME (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER	$9,755,545	$(6,909,359)

NET INCOME (LOSS) PER UNIT OUTSTANDING
Series 1 Unitholders	$132.08	$(88.62)
Series 3 Unitholders	$263.75	$(104.10)
Series 4 Unitholders	$397.84	$(121.33)
Series 5 Unitholders	$237.67	$(103.49)

See notes to financial statements (unaudited)		(Concluded)

Global Macro Trust
Statements of Changes in Trust Capital (unaudited)

For the six months ended June 30, 2024:
									New Profit
	Series 1 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Series 5 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2024	$46,275,735	42,174.214	$12,437,987	6,820.101	$9,968,358	3,889.504	$5,338,515	3,164.075	$-	-	$2,157,842	1,966.591	$76,178,437
Subscriptions	-	-	-	-	-	-	-	-	736	0.584	-	-	736
Redemptions	(5,520,285)	(4,643.894)	(681,217)	(337.838)	(931,551)	(333.123)	(558,534)	(307.571)	-	-	-	-	(7,691,587)
Addt'l units allocated *	-	42.981	-	-	-	-	-	-	-	0.004	-	61.190	-
Net income (loss)
before profit share to Managing Owner	5,434,630	-	1,781,928	-	1,492,681	-	718,512	-	(11)	-	334,968	-	9,762,708
Profit share to Managing Owner:	-	-	(7,163)	-	-	-	-	-	-	-	-	-	(7,163)
Transfer of New Profit Memo
Account to Managing Owner	-	-	-	-	-	-	-	-	-	-	-	-	-
Trust capital at
June 30, 2024	$46,190,080	37,573.301	$13,531,535	6,482.263	$10,529,488	3,556.381	$5,498,493	2,856.504	$725	0.588	$2,492,810	2,027.781	$78,243,131

Net asset value per unit outstanding
at June 30, 2024:	$1,229.33		$2,087.47		$2,960.73		$1,924.90

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and to the Managing Owner.													(Continued)

See notes to financial statements (unaudited)

Global Macro Trust
Statements of Changes in Trust Capital (unaudited)

For the six months ended June 30, 2023:
									New Profit
	Series 1 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Series 5 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2023	$70,785,087	57,887.327	$17,954,584	9,204.522	$10,883,596	4,040.492	$6,287,737	3,458.143	$-	-	$2,267,924	1,854.682	$108,178,928
Subscriptions	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemptions	(3,903,389)	(3,419.696)	(1,962,046)	(1,078.881)	(238,139)	(90.321)	(277,422)	(162.757)	-	-	-	-	(6,380,996)
Transfers	-	-	(4,024)	(0.080)	-	-	4,024	-			-	-	-
Addt'l units allocated *	-	114.732	-	-	-	-	-	-	-	-	-	54.851	-
Net loss
before profit share to Managing Owner	(4,974,766)	-	(984,459)	-	(484,413)	-	(363,570)	-	-	-	(102,151)	-	(6,909,359)
Profit share to Managing Owner:	-	-	-	-	-	-	-	-	-	-	-	-	-
Transfer of New Profit Memo
Account to Managing Owner	-	-	-	-	-	-	-	-	-	-	-	-	-
Trust capital at
June 30, 2023	$61,906,932	54,582.363	$15,004,055	8,125.561	$10,161,044	3,950.171	$5,650,769	3,295.386	$-	-	$2,165,773	1,909.533	$94,888,573

Net asset value per unit outstanding
at June 30, 2023:	$1,134.19		$1,846.53		$2,572.30		$1,714.75

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and to the Managing Owner.

See notes to financial statements (unaudited)													(Concluded)

Global Macro Trust
Statements of Financial Highlights (unaudited)
For the three months ended June 30:	2024				2023
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5
Net income (loss) from operations:
Net investment income (loss)	$ (5.95)	$ 11.69	$ 29.46	$ 7.15	$ (6.27)	$ 6.32	$ 19.97	$ 2.78
Net realized and unrealized gains on trading of futures and forward currency contracts	59.78	101.50	143.14	93.67	26.60	44.98	62.74	41.89
Net losses from U.S. Treasury obligations	(0.31)	(0.50)	(0.73)	(0.46)	(1.31)	(1.94)	(3.02)	(1.98)
Profit share allocated to Managing Owner	0.00	(1.07)	0.00	0.00	0.00	0.00	0.00	0.00
Net income per unit	$ 53.52	$ 111.62	$ 171.87	$ 100.36	$ 19.02	$ 49.36	$ 79.69	$ 42.69

Net asset value per unit, beginning of period	1,175.81	1,975.85	2,788.86	1,824.54	1,115.17	1,797.17	2,492.61	1,672.06

Net asset value per unit, end of period	$ 1,229.33	$ 2,087.47	$ 2,960.73	$ 1,924.90	$ 1,134.19	$ 1,846.53	$ 2,572.30	$ 1,714.75
Total return and ratios for the three months ended June 30:	2024				2023
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5
RATIOS TO AVERAGE CAPITAL:
Net investment income (loss) (a)	(1.92)%	2.23%	3.98%	1.48%	(2.23)%	1.42%	3.17%	0.67%
Total expenses (a)	6.96%	2.80%	1.04%	3.55%	6.40%	2.75%	0.99%	3.50%
Profit share allocation (b)	0.00	0.05	0.00	0.00	0.00	0.00	0.00	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	6.96%	2.85%	1.04%	3.55%	6.40%	2.75%	0.99%	3.50%
Total return before profit share allocation (b)	4.55%	5.70%	6.16%	5.50%	1.71%	2.75%	3.20%	2.55%
Less: Profit share allocation (b)	0.00	0.05	0.00	0.00	0.00	0.00	0.00	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	4.55%	5.65%	6.16%	5.50%	1.71%	2.75%	3.20%	2.55%
(a) Annualized. Ratios are net Managing Owner commission rebate.
(b) Not annualized.
See notes to financial statements (unaudited)

Global Macro Trust
Statements of Financial Highlights (unaudited)
For the six months ended June 30:	2024				2023
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5
Net income (loss) from operations:
Net investment income (loss)	$ (11.67)	$ 22.37	$ 56.43	$ 13.64	$ (14.92)	$ 9.59	$ 35.73	$ 2.58
Net realized and unrealized gains (losses) on trading of futures and forward currency contracts	145.12	244.70	344.63	226.10	(76.30)	(118.03)	(162.67)	(109.95)
Net gains (losses) from U.S. Treasury obligations	(1.37)	(2.25)	(3.22)	(2.07)	2.60	4.34	5.61	3.88
Profit share allocated to Managing Owner	0.00	(1.07)	0.00	0.00	0.00	0.00	0.00	0.00
Net income (loss) per unit	$ 132.08	$ 263.75	$ 397.84	$ 237.67	$ (88.62)	$ (104.10)	$ (121.33)	$ (103.49)

Net asset value per unit, beginning of period	1,097.25	1,823.72	2,562.89	1,687.23	1,222.81	1,950.63	2,693.63	1,818.24

Net asset value per unit, end of period	$ 1,229.33	$ 2,087.47	$ 2,960.73	$ 1,924.90	$ 1,134.19	$ 1,846.53	$ 2,572.30	$ 1,714.75
Total return and ratios for the six months ended June 30:	2024				2023
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5
RATIOS TO AVERAGE CAPITAL:
Net investment income (loss) (a)	(1.95)%	2.22%	3.96%	1.47%	(2.62)%	1.04%	2.81%	0.30%
Total expenses (a)	6.98%	2.81%	1.05%	3.56%	6.44%	2.75%	1.00%	3.51%
Profit share allocation (b)	0.00	0.05	0.00	0.00	0.00	0.00	0.00	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	6.98%	2.86%	1.05%	3.56%	6.44%	2.75%	1.00%	3.51%
Total return before profit share allocation (b)	12.04%	14.51%	15.52%	14.09%	(7.25)%	(5.34)%	(4.50)%	(5.69)%
Less: Profit share allocation (b)	0.00	0.05	0.00	0.00	0.00	0.00	0.00	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	12.04%	14.46%	15.52%	14.09%	(7.25)%	(5.34)%	(4.50)%	(5.69)%
(a) Annualized. Ratios are net Managing Owner commission rebate.
(b) Not annualized.
See notes to financial statements (unaudited)
								(Concluded)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Global Macro Trust’s (the “Trust”) financial condition at June 30, 2024 (unaudited) and December 31, 2023 (audited) and the results of its operations for the three and six months ended June 30, 2024 and 2023 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2023. The December 31, 2023 information has been derived from the audited financial statements as of December 31, 2023.

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

The following tables represent the Trust’s investments by hierarchical level as of June 30, 2024 and December 31, 2023 in valuing the Trust’s investments at fair value. During the six and twelve months ended June 30, 2024 and December 31, 2023, the Trust held no assets or liabilities in Level 3. At June 30, 2024 and December 31, 2023, the Trust held no assets or liabilities classified in Level 3.

Financial Assets and Liabilities at Fair Value as of June 30, 2024

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$72,568,950	$-	$72,568,950
Short-term money market fund*	75,672	-	75,672
Exchange-traded futures contracts
Currencies	181,704	-	181,704
Energies	146,813	-	146,813
Grains	322,538	-	322,538
Interest rates	(12,468)	-	(12,468)
Livestock	(3,220)	-	(3,220)
Metals	(11,588)	-	(11,588)
Softs	(62,089)	-	(62,089)
Stock indices	(55,610)	-	(55,610)

Total exchange-traded futures contracts	506,080	-	506,080

Over-the-counter forward currency contracts	-	1,041,022	1,041,022

Total futures and forward currency contracts (2)	506,080	1,041,022	1,547,102

Total financial assets and liabilities at fair value	$73,150,702	$1,041,022	$74,191,724

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$18,660,252
Investments in U.S. Treasury notes held in custody			53,908,698
Total investments in U.S. Treasury notes			$72,568,950

(2)
Net unrealized appreciation on open futures and forward currency contracts			$1,618,837
Net unrealized depreciation on open futures and forward currency contracts			(71,735)
Total net unrealized appreciation on open futures and forward currency contracts			$1,547,102

*The short-term money market fund is included in Cash and Cash Equivalents in the Statements of Financial Condition.

Financial Assets and Liabilities at Fair Value as of December 31, 2023

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$71,885,290	$-	$71,885,290
Short-term money market fund*	3,065,887	-	3,065,887
Exchange-traded futures contracts
Currencies	(34,739)	-	(34,739)
Energies	(574,999)	-	(574,999)
Grains	56,670	-	56,670
Interest rates	(269,712)	-	(269,712)
Livestock	(1,480)	-	(1,480)
Metals	(14,549)	-	(14,549)
Softs	104,608	-	104,608
Stock indices	171,473	-	171,473

Total exchange-traded futures contracts	(562,728)	-	(562,728)

Over-the-counter forward currency contracts	-	(312,782)	(312,782)

Total futures and forward currency contracts (2)	(562,728)	(312,782)	(875,510)

Total financial assets and liabilities at fair value	$74,388,449	$(312,782)	$74,075,667

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$15,507,848
Investments in U.S. Treasury notes held in custody			56,377,442
Total investments in U.S. Treasury notes			$71,885,290

(2)
Net unrealized appreciation on open futures and forward currency contracts			$268,713
Net unrealized depreciation on open futures and forward currency contracts			(1,144,223)
Total net unrealized depreciation on open futures and forward currency contracts			$(875,510)

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

The Trust engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Trust at June 30, 2024, by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at June 30, 2024 and December 31, 2023. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at June 30, 2024

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$940	$(6,820)	$197,018	$(9,434)	$181,704
Energies	159,834	(22,251)	13,707	(4,477)	146,813
Grains	-	-	328,025	(5,487)	322,538
Interest rates	-	(3,000)	435,498	(444,966)	(12,468)
Livestock	-	-	-	(3,220)	(3,220)
Metals	37,458	(426,012)	425,710	(48,744)	(11,588)
Softs	5,456	(36,766)	-	(30,779)	(62,089)
Stock indices	50,951	(96,998)	120,589	(130,152)	(55,610)

Total futures contracts	254,639	(591,847)	1,520,547	(677,259)	506,080

Forward currency contracts	157,294	(699,061)	1,740,102	(157,313)	1,041,022

Total futures and
forward currency contracts	$411,933	$(1,290,908)	$3,260,649	$(834,572)	$1,547,102

Fair Value of Futures and Forward Currency Contracts at December 31, 2023

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$5,413	$(7,620)	$3,145	$(35,677)	$(34,739)
Energies	-	(364,739)	39,651	(249,911)	(574,999)
Grains	-	-	108,658	(51,988)	56,670
Interest rates	462,107	(48,624)	57,157	(740,352)	(269,712)
Livestock	-	(2,070)	590	-	(1,480)
Metals	425,602	(46,336)	44,301	(438,116)	(14,549)
Softs		(8,606)	116,155	(2,941)	104,608
Stock indices	140,173	(33,243)	72,945	(8,402)	171,473

Total futures contracts	1,033,295	(511,238)	442,602	(1,527,387)	(562,728)

Forward currency contracts	1,772,495	(73,677)	75,859	(2,087,459)	(312,782)

Total futures and
forward currency contracts	$2,805,790	$(584,915)	$518,461	$(3,614,846)	$(875,510)

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three and six months ended June 30, 2024 and 2023 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below:

Trading gains (losses) of futures and forward currency contracts for the three and six months ended June 30, 2024 and 2023

	Three months ended:	Three months ended:	Six months ended:	Six months ended:
Sector	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Futures contracts:
Currencies	$294,229	$191,965	$520,899	$335,288
Energies	(658,431)	(2,881,599)	1,538,130	(5,326,626)
Grains	470,439	(29,781)	900,810	(200,249)
Interest rates	2,008,840	3,069,488	5,053,664	(3,447,526)
Livestock	(39,310)	35,940	(48,510)	39,190
Metals	(532,198)	(123,130)	(896,492)	107,376
Softs	113,852	206,837	(329,039)	73,729
Stock indices	1,828,186	1,085,808	1,892,950	1,140,622

Total futures contracts	3,485,607	1,555,528	8,632,412	(7,278,196)

Forward currency contracts	489,995	799,453	1,308,233	765,439

Total futures and forward currency contracts	$3,975,602	$2,354,981	$9,940,645	$(6,512,757)

The following table presents average notional value by sector in U.S. dollars of open futures and forward currency contracts for the six months ended June 30, 2024 and 2023. The Trust’s average net asset value for the six months ended June 30, 2024 and 2023 was approximately $80,000,000 and $98,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the six months ended June 30, 2024 and 2023

	2024		2023
Sector	Long Positions	Short Positions	Long Positions	Short Positions

Futures contracts:
Currencies	$1,420,303	$11,201,626	$2,044,446	$3,461,045
Energies	12,411,255	2,682,978	14,716,700	1,468,095
Grains	832,642	5,002,845	4,406,042	1,971,148
Interest rates	16,766,610	115,223,752	13,479,426	139,730,855
Livestock	114,260	209,203	421,020	171,813
Metals	3,073,255	4,308,171	968,242	3,286,033
Softs	715,761	942,420	895,044	2,024,837
Stock indices	27,334,104	13,591,336	31,589,214	23,868,699

Total futures
contracts	62,668,190	153,162,331	68,520,134	175,982,525

Forward currency
contracts	14,533,927	49,111,360	35,009,438	18,981,820

Total average
notional	$77,202,117	$202,273,691	$103,529,572	$194,964,345

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at June 30, 2024 and 2023. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the Managing Owner believes it is a more meaningful representation of notional values of the Trust’s open interest rate positions.

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

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of June 30, 2024 and December 31, 2023.

Offsetting of derivative assets and liabilities at June 30, 2024

	Gross amounts of recognized assets	Gross amounts offset in the Statements of Financial Condition	Net amounts of assets presented in the Statements of Financial Condition
Assets
Futures contracts
Counterparty J	$261,723	$(113,124)	$148,599
Counterparty L	1,253,209	(823,993)	429,216
Total futures contracts	1,514,932	(937,117)	577,815

Forward currency contracts
Counterparty G	906,755	(423,382)	483,373
Counterparty K	990,641	(432,992)	557,649
Total forward currency contracts	1,897,396	(856,374)	1,041,022

Total assets	$3,412,328	$(1,793,491)	$1,618,837
			(Continued)

	Gross amounts of recognized liabilities	Gross amounts offset in the Statements of Financial Condition	Net amounts of liabilities presented in the Statements of Financial Condition
Liabilities
Futures contracts
Counterparty C	$331,989	$(260,254)	$71,735

Total liabilities	$331,989	$(260,254)	$71,735
			(Concluded)

		Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net amounts of assets presented in the Statements of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty G	$483,373	$-	$-	$483,373
Counterparty J	148,599	-	(148,599)	-
Counterparty K	557,649	-	-	557,649
Counterparty L	429,216	-	(429,216)	-

Total	$1,618,837	$-	$(577,815)	$1,041,022

		Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net amounts of liabilities presented in the Statements of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount

Counterparty C	$71,735	$-	$(71,735)	$-

Total	$71,735	$-	$(71,735)	$-

(1) Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange.
(2) Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets and liabilities presented in the Statements of Financial Condition for each respective counterparty.
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of June 30, 2024.

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

The Trust’s forward currency trading activities are cleared through DB and BA. The Trust’s concentration of credit risk associated with DB or BA nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB and BA. The amount of such credit risk was $10,333,272 and $8,641,436 at June 30, 2024 and December 31, 2023, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and six months ended June 30, 2024 and 2023. Profit share earned (from Unitholders' redemptions) is credited to the New Profit Memo Account as defined in the Trust’s Declaration of Trust and Trust Agreement (the “Trust Agreement”).

	Three months ended:
	June 30,	June 30,
	2024	2023
Profit share earned	$736	$-
Profit share accrued	6,427	-
Total profit share	$7,163	$-

	Six months ended:
	June 30,	June 30,
	2024	2023
Profit share earned	$736	$
Profit share accrued	6,427
Total profit share	$7,163	$-

5. RELATED PARTY TRANSACTIONS

The Trust pays all routine expenses, such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee's fees, the charges of an outside accounting services agency and the expenses of updating the Trust's Prospectus), as well as extraordinary costs. At June 30, 2024 and December 31, 2023, the Managing Owner is owed $29,191 and $0, respectively, from the Trust in connection with such expenses it has paid on the Trust's behalf (and is included in "Due to Managing Owner" in the Statements of Financial Condition).

Series 1 Unitholders who redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the Managing Owner. There was no redemption charge payable at June 30, 2024 or December 31, 2023.

6. FINANCIAL HIGHLIGHTS

Per unit operating performance for Series 1, Series 3, Series 4 Units and Series 5 is calculated based on Unitholders’ Trust capital for each Series taken as a whole utilizing the beginning and ending net asset value per unit and weighted average number of Units during the period. Weighted average number of Units for each Series is detailed below:

	Three months ended June 30,		Six months ended June 30,		Date of first issuance
	2024	2023	2024	2023

Series 1	38,392.889	55,238.322	39,876.242	56,114.496	July 23, 2001
Series 3	6,551.104	8,404.242	6,683.150	8,724.708	September 1, 2009
Series 4	3,570.285	3,951.872	3,712.292	3,980.797	November 1, 2010
Series 5	2,919.614	3,348.061	2,995.380	3,395.197	April 1, 2018

7. BROKERAGE AND CUSTODIAL FEES

Per the Trust agreement, selling agents are prohibited from receiving amounts in excess of 9.5% of the gross offering proceeds of Series 1 Units sold subsequent to August 12, 2009. During the three and six months ended June 30, 2024 and 2023, the Managing Owner rebated to the Trust for the benefit of all holders of Series 1 Units, all amounts that would have otherwise been due to selling agents but for the 9.5% cap. Further, in certain cases, there are Series 1 Units that remain outstanding, where there is no longer a selling agent associated with such Units. Beginning in August 2014, the Managing Owner rebated such amounts to the Trust for the benefit of all holders of Series 1 Units. The total amounts rebated to the Trust for both of these items, included in “Installment selling commissions” in the Statements of Operations, were as follows:

	Three months ending June 30,		Six months ending June 30,
	2024	2023	2024	2023

Brokerage fee rebates	$ 54,559	$ 126,349	$ 106,742	$ 249,351

8. SUBSEQUENT EVENTS

The Managing Owner has performed its evaluation of subsequent events from July 1, 2024 to August 13, 2024, the date this Form 10-Q was filed. Based on such evaluation, no further events were discovered that required disclosure or adjustment to the financial statements.

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

During its operations for the three and six months ended June 30, 2024, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

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

Periods ended June 30, 2024

Month Ended:		Total Trust Capital

June 30, 2024		$78,243,131
March 31, 2024		76,301,439
December 31, 2023		76,178,437

	Three months ended	Six months ended
Change in Trust Capital	$1,941,692	$2,064,694
Percent Change	2.54%	2.71%

THREE MONTHS ENDED JUNE 30, 2024

The increase in the Trust’s net assets of $1,941,692 was attributable to net income after profit share of $3,907,289 and subscriptions to the new profit memo account of $736, which were partially offset by redemptions of $1,966,333.

Management fees are calculated on the net asset value of the Trust’s Series 1 Units, Series 3 Units and Series 5 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three months ended June 30, 2024 decreased $192,952 relative to the corresponding period in 2023, due to a decrease in the Trust’s Series 1 and Series 3 average net assets.

Installment selling commissions are calculated on the net asset value of the Trust’s Series 1 Units, Series 3 Units and Series 5 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Installment selling commissions for the three months ended increased $56,217 (net of Managing Owner commission rebate to Unitholders) relative to the corresponding period in 2023, due to a decrease in the Trust’s Series 1 and Series 3 average net assets, which reduced the Managing Owner commission rebate.

Trade execution and clearing costs for the three months ended June 30, 2024 decreased $4,609 relative to the corresponding period in 2023. The decrease was due mainly to a decrease in the Trust’s net assets during the three months ended June 30, 2024 relative to the corresponding period in 2023.

Administrative expenses for the three months ended June 30, 2024 decreased $21,190 relative to the corresponding period in 2023. The decrease was due mainly to a reduction in professional fees accruals during the three months ended June 30, 2024 relative to the corresponding period in 2023.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the three months ended June 30, 2024 increased $20,433 relative to the corresponding period in 2023. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the three months ended June 30, 2024, which was partially offset by a decrease in average net assets.

During the three months ended June 30, 2024, the Trust experienced net realized and unrealized gains of $3,915,086 from its trading operations (including foreign exchange translations and Treasury obligations). Total brokerage and management fees of $945,145, administrative expenses of $113,766, custody fees and other expenses of $5,271 and accrued profit share to the Managing Owner of $7,163 were incurred. The Trust’s gains achieved from trading operations, in addition to interest income of $1,008,989, and Managing Owner commission rebate to Unitholders of $54,559 were partially offset by the Trust's expenses, resulting in net income after profit share to the Managing Owner of $3,907,289. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Trust Capital
Currencies	0.97%
Energies	(0.83)%
Grains	0.60%
Interest rates	2.13%
Livestock	(0.05)%
Metals	(0.65)%
Softs	0.14%
Stock indices	2.29%

Trading gain	4.60%

SIX MONTHS ENDED JUNE 30, 2024

The increase in the Trust’s net assets of $2,064,694 was attributable to net income after profit share of $9,755,545 and subscriptions to the new profit memo account of $736, which were partially offset by redemptions of $7,691,587.

Management fees are calculated on the net asset value of the Trust’s Series 1 Units, Series 3 Units and Series 5 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the six months ended June 30, 2024 decreased $388,040 relative to the corresponding period in 2023, due to a decrease in the Trust’s Series 1 and Series 3 average net assets.

Installment selling commissions are calculated on the net asset value of the Trust’s Series 1 Units, Series 3 Units and Series 5 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Installment selling commissions for the six months ended increased $45,178 (net of Managing Owner commission rebate to Unitholders) relative to the corresponding period in 2023, due to a decrease in the Trust’s Series 1 and Series 3 average net assets, which reduced the Managing Owner commission rebate.

Trade execution and clearing costs for the six months ended June 30, 2024 decreased $23,573 relative to the corresponding period in 2023. The decrease was due mainly to a decrease in the Trust’s net assets during the six months ended June 30, 2024 relative to the corresponding period in 2023.

Administrative expenses for the six months ended June 30, 2024 decreased $48,867 relative to the corresponding period in 2023. The decrease was due mainly to a reduction in professional fees accruals during the six months ended June 30, 2024 relative to the corresponding period in 2023.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the six months ended June 30, 2024 increased $140,533 relative to the corresponding period in 2023. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the six months ended June 30, 2024 relative to the corresponding period in 2023, which was partially offset by a decrease in average net assets.

During the six months ended June 30, 2024, the Trust experienced net realized and unrealized gains of $9,780,476 from its trading operations (including foreign exchange translations and Treasury obligations). Total brokerage and management fees of $1,890,203, administrative expenses of $226,776, custody fees and other expenses of $13,655 and accrued profit share to the Managing Owner of $7,163 were incurred. The Trust’s gains achieved from trading operations, in addition to interest income of $2,006,124, and Managing Owner commission rebate to Unitholders of $106,742 were partially offset by the Trust's expenses, resulting in net income after profit share to the Managing Owner of $9,755,545. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Trust Capital
Currencies	2.38%
Energies	2.07%
Grains	1.22%
Interest rates	6.16%
Livestock	(0.01)%
Metals	(1.05)%
Softs	(0.37)%
Stock indices	2.45%

Trading gain	12.85%

MANAGEMENT DISCUSSION –2024

Three months ended June 30, 2024

The Trust was profitable during the quarter as gains from trading financial futures, especially in April, grain futures and soft commodity futures outdistanced the losses from trading energy and metal futures. Trading of livestock futures was marginally negative too.

Interest rates were volatile throughout the quarter, which seemed to reflect the variability of economic data. The U.S. ten-year treasury note vacillated in a 4.2% to 4.7% range. When data evidenced moderating inflation, wages, growth and employment, interest rates appeared to decline. On the other hand, as data indicated sticky inflation and wages, and strong growth and labor markets, interest rates appeared to rise. Major global central banks continued to stress that the peak in rates had probably been reached, but that cuts required more certainty about the paths of inflation and growth. During the quarter, the European Central Bank, Bank of Canada, Swiss National Bank, Swedish Riksbank and Danish National Bank each lowered official interest rates by ¼ of a percentage point. Meanwhile, the Federal Reserve (“Fed”) and Bank of England continued to hold off on cutting rates likely due to apparent concern about “sticky” inflation and wages, and analysts seem to suggest that the Reserve Bank of Australia might raise official interest rates in coming months after recent inflation data surprised to the upside. Meanwhile, concerns about government deficits and debt/GDP levels globally continues to cloud the interest rate outlook. On balance, interest rates increased during the quarter and short positions in U.S., German, French and Australian interest rate futures were profitable, especially in April.

Currency markets were also volatile during the quarter, but favorable U.S. interest rate differentials, European political uncertainties, particularly in France and the U.K., and fiscal policy worries around Mexico and Latin America seemed to help underpin the U.S. dollar. Long U.S. dollar positions versus the Japanese yen, Swiss franc, pound sterling, Korean won, South African rand and Canadian dollar were profitable. On the other hand, a long position in the high-yield Mexican peso was unprofitable following the Mexican presidential election. Long U.S. dollar trades against the Norwegian, Swedish, Singaporean and Australian currencies also produced partially offsetting losses during May when the U.S. dollar weakened along with U.S. interest rates.

Equity markets were volatile during the quarter and trading of global equity futures was mixed but profitable. Changing inflation and growth dynamics across countries and regions, uncertainty concerning the outlook for monetary policy among major developed market central banks, and bifurcation of performance and valuations across markets and individual stocks, especially as related to artificial intelligence phenomena, confronted market participants. A modest improvement in the growth outlook for Europe combined with attractive equity market valuations helped lead to profits in long positions in European equity index futures. Trading of U.S., Chinese and Taiwanese stock index futures was also quite profitable. A short Brazilian Bovespa position was also profitable, which seemed to reflect market participants concerns about the government’s commitment to fiscal policy consolidation and, hence, the central bank’s ability to lower official interest rates further. A short vix volatility index futures trade was profitable too. On the other hand, trading of Japanese, Indian and Korean stock index futures registered partially offsetting losses.

Grain prices were volatile during the quarter as difficult weather conditions globally seemed to muddle the supply outlooks in many markets. Early in the quarter, worries about supply disruptions from bad weather in Russia, Brazil and the U.S. likely helped to push up grain prices to their highest levels in nearly half a year and a long soybean position was slightly profitable. During the latter half of the quarter, however, favorable reports about U.S. wheat production seemed to confront news about the production decreases in Russia, Ukraine, and the EU and wheat prices declined. Consequently, short wheat positions were broadly profitable. Short positions in corn futures were also profitable as it appears prices fell once USDA forecasts indicated that U.S. corn inventories could hit a six-year peak by September 2025.

Early in the quarter, a long Arabica coffee futures position was profitable as prices remained elevated seemingly due to concerns over potential rain damage to coffee crops in Brazil. Sugar prices declined in April and May due in part to apparent expectations of robust supply from Brazil, the leading exporter globally. This better supply outlook for Brazil appears to have helped offset concerns about shortages in Asia, particularly in countries like India and Thailand. Consequently, a short sugar futures trade was profitable in April and May, although some price recovery in June reduced the overall quarterly profit. Meanwhile, trading of cotton futures was slightly unprofitable.

Energy prices were volatile throughout the quarter while edging lower on balance. Geopolitical frictions in the Middle East appear to continue to underpin energy prices, while demand-side uncertainties and increasing supply from non Organization of the Petroleum Exporting Countries (“OPEC+”) sources seem to pressure prices lower. Overall, trading of RBOB gasoline, London gas oil, heating oil and WTI crude oil were unprofitable. A short carbon emissions trade was also unprofitable. On the other hand, trading of Brent crude produced a partially offsetting gain.

Silver prices jumped sharply during April and May, rising to their highest levels in 11 years. An expanding solar power industry is helping drive a growth in industrial demand for silver. Safe haven demand for precious metals and expectations of interest rate cuts by major central banks later this year also appear to have helped support the price advance. Consequently, a short silver trade was unprofitable, although the loss was scaled back somewhat when prices eased back in June as growing uncertainty on the outlook for US Federal Reserve interest rate cuts and signs of softening industrial demand, especially from top silver consumer China, likely weighed on metal prices. Elsewhere, short NYMEX copper and London aluminum futures trades were unprofitable as U.S. and U.K. sanctions that ban the trading of new Russian metals supplies, worries about the long-term availability of metals needed for the energy transition, concerns about short-term metal supplies due to several mine closures and emerging signs of improving growth in Europe seemed to push metal prices higher.

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

CONTRACTUAL OBLIGATIONS

The Trust does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Trust’s sole business is trading futures, forward currency, spot, option, and swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Trust for less than four months before being offset or rolled over into new contracts with similar maturities. The Trust’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Trust’s open futures and forward currency contracts, both long and short, at June 30, 2024 and December 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

The Managing Owner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Trust as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the

Managing Owner’s internal controls over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Managing Owner’s internal controls over financial reporting with respect to the Trust.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)There have been no sales of unregistered securities of the Trust during the three months ended June 30, 2024.

(b)Pursuant to the Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding and Units are not reissued once redeemed.

The following table summarizes the redemptions by Unitholders during the three months ended June 30, 2024.

	Series 1		Series 3		Series 4		Series 5
Date of Redemption	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit

April 30, 2024	439.448	$1,263.46	50.925	$2,117.89	-	$3,012.13	-	$1,958.59
May 31, 2024	250.920	1,230.53	44.653	2,081.28	20.736	2,948.52	52.415	1,920.97
June 30, 2024	520.445	1,229.33	22.094	2,087.47	-	2,960.73	27.955	1,924.90
Total	1,210.813		117.672		20.736		80.370

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2024, neither the Managing Owner nor its directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended ).

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
Managing Owner

Date: August 13, 2024
/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)