Form 10-Q
period 2024-09-30
GLOBAL MACRO TRUST
filed 2024-11-13
CIK 1145765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:   September 30, 2024

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
For the three and nine months ended September 30, 2024 and 2023 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Trust Capital (c)	8
Statements of Financial Highlights (b)	10
Notes to the Financial Statements	12

(a) At September 30, 2024 (unaudited) and December 31, 2023
(b) For the three and nine months ended September 30, 2024 and 2023 (unaudited)
(c) For the nine months ended September 30, 2024 and 2023 (unaudited)

Global Macro Trust
Statements of Financial Condition

	September 30, 2024 (unaudited)	December 31, 2023
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes – at fair value
(amortized cost $15,340,705 and $15,512,210)	$15,360,483	$15,507,848
Net unrealized appreciation on open futures and
forward currency contracts	529,191	268,713
Due from brokers, net	1,956,631	1,674,254
Cash denominated in foreign currencies (cost $239,142
and $820,615)	233,359	839,582
Total equity in trading accounts	18,079,664	18,290,397

INVESTMENTS IN U.S. TREASURY NOTES – at fair value
(amortized cost $50,608,853 and $56,320,592)	50,703,131	56,377,442
CASH AND CASH EQUIVALENTS	2,469,634	3,315,887
ACCRUED INTEREST RECEIVABLE	420,949	459,476
TOTAL	$71,673,378	$78,443,202

LIABILITIES AND TRUST CAPITAL
LIABILITIES:
Net unrealized depreciation on open futures and forward currency contracts	$360,481	$1,144,223
Due to Managing Owner	81,621	-
Due to brokers, net	-	3,580
Accrued management fees	124,540	154,448
Accrued installment selling commissions	126,209	122,139
Accrued trade execution and clearing costs	4,613	4,668
Redemptions payable to Unitholders	565,878	433,216
Redemption payable to Managing Owner	-	2,741
Accrued expenses	43,454	93,508
Cash overdraft denominated in foreign currencies (cost $247,835 and $300,130)	251,234	306,242
Total liabilities	1,558,030	2,264,765

TRUST CAPITAL:
Managing Owner interest (2,059.713 and 1,966.591 units outstanding)	2,302,553	2,157,842
Series 1 Unitholders (36,641.716 and 42,174.214 units outstanding)	40,961,903	46,275,735
Series 3 Unitholders (6,303.201 and 6,820.101 units outstanding)	12,102,530	12,437,987
Series 4 Unitholders (3,548.981 and 3,889.504 units outstanding)	9,702,714	9,968,358
Series 5 Unitholders (2,856.504 and 3,164.075 units outstanding)	5,045,648	5,338,515
Total trust capital	70,115,348	76,178,437

TOTAL	$71,673,378	$78,443,202

NET ASSET VALUE PER UNIT OUTSTANDING:
Series 1 Unitholders	$1,117.90	$1,097.25
Series 3 Unitholders	$1,920.06	$1,823.72
Series 4 Unitholders	$2,733.94	$2,562.89
Series 5 Unitholders	$1,766.37	$1,687.23

See notes to financial statements (unaudited)

Global Macro Trust
Condensed Schedule of Investments (unaudited)
September 30, 2024

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Currencies	(0.00)%	$(2,205)
Energies	(0.08)	(56,387)
Grains	(0.00)	(1,450)
Interest rates	0.72	508,314
Metals	1.14	800,554
Softs	0.06	38,736
Stock indices	0.22	152,969

Total long futures contracts	2.06	1,440,531

Short futures contracts:
Currencies	(0.15)	(106,942)
Energies	(0.02)	(11,991)
Grains	(0.17)	(120,920)
Interest rates	(0.04)	(26,298)
Livestock	(0.02)	(16,240)
Metals	(0.91)	(636,124)
Softs	(0.02)	(11,970)
Stock indices	(0.01)	(8,451)

Total short futures contracts	(1.34)	(938,936)

TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	0.72	501,595

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	0.98	685,247
Total short forward currency contracts	(1.45)	(1,018,132)

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	(0.47)	(332,885)

TOTAL	0.25%	$168,710

		(Continued)

Global Macro Trust
Condensed Schedule of Investments (unaudited)
September 30, 2024
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$20,949,000	U.S. Treasury notes, 2.250%, 11/15/2024	29.79%	$20,888,853
23,821,000	U.S. Treasury notes, 2.000%, 02/15/2025	33.66	23,599,539
21,860,000	U.S. Treasury notes, 2.125%, 05/15/2025	30.77	21,575,222
	Total investments in U.S. Treasury notes
	(amortized cost $65,949,558)	94.22%	$66,063,614

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2023

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Currencies	(0.00)%	$(2,207)
Energies	(0.48)	(364,739)
Interest rates	0.54	413,483
Livestock	(0.00)	(2,070)
Metals	0.50	379,266
Softs	(0.01)	(8,606)
Stock indices	0.14	106,930

Total long futures contracts	0.69	522,057

Short futures contracts:
Currencies	(0.04)	(32,532)
Energies	(0.28)	(210,260)
Grains	0.07	56,670
Interest rates	(0.90)	(683,195)
Livestock	0.00	590
Metals	(0.52)	(393,815)
Softs	0.15	113,214
Stock indices	0.08	64,543

Total short futures contracts	(1.44)	(1,084,785)

TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	(0.75)	(562,728)

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	2.23	1,698,818
Total short forward currency contracts	(2.64)	(2,011,600)
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	(0.41)	(312,782)

TOTAL	(1.16)%	$(875,510)

		(Continued)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2023
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$17,655,000	U.S. Treasury notes, 2.750%, 02/15/2024	23.10%	$17,599,138
18,693,000	U.S. Treasury notes, 2.500%, 05/15/2024	24.30	18,511,546
18,033,000	U.S. Treasury notes, 2.375%, 08/15/2024	23.29	17,738,907
18,449,000	U.S. Treasury notes, 2.250%, 11/15/2024	23.68	18,035,699
	Total investments in U.S. Treasury notes
	(amortized cost $71,832,802)	94.37%	$71,885,290

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Statements of Operations (unaudited)

	For the three months ended
	September 30, 2024	September 30, 2023
INVESTMENT INCOME:
Interest income, net	$960,641	$1,126,021

EXPENSES:
Brokerage and management fees:
Management fees	381,560	607,770
Installment selling commissions	390,822	484,347
Trade execution and clearing costs	76,546	92,935
Total brokerage and management fees	848,928	1,185,052

Administrative expenses	118,926	134,739
Custody fees and other expenses	4,425	6,112
Total expenses	972,279	1,325,903

Managing Owner commission rebate to Unitholders	(50,801)	(123,869)

Net expenses	921,478	1,202,034

NET INVESTMENT INCOME (LOSS)	39,163	(76,013)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(5,486,634)	8,469,099
Foreign exchange transactions	(2,856)	(92,132)
Net change in unrealized:
Futures and forward currency contracts	(1,378,392)	1,529,984
Foreign exchange translation	445	34,511
Net gains (losses) from U.S. Treasury notes:
Realized	4,154	(8,904)
Net change in unrealized	149,013	80,530
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)	(6,714,270)	10,013,088

NET INCOME (LOSS)	(6,675,107)	9,937,075
LESS PROFIT SHARE TO (FROM) MANAGING OWNER	(6,427)	95,740
NET INCOME (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER	$(6,668,680)	$9,841,335

NET INCOME (LOSS) PER UNIT OUTSTANDING
Series 1 Unitholders	$(111.43)	$115.58
Series 3 Unitholders	$(167.41)	$199.50
Series 4 Unitholders	$(226.79)	$303.97
Series 5 Unitholders	$(158.53)	$184.16

See notes to financial statements (unaudited)

Global Macro Trust
Statements of Operations (unaudited)

	For the nine months ended
	September 30, 2024	September 30, 2023
INVESTMENT INCOME:
Interest income, net	$2,966,765	$2,991,612

EXPENSES:
Brokerage and management fees:
Management fees	1,220,168	1,834,418
Installment selling commissions	1,262,945	1,453,901
Trade execution and clearing costs	256,018	295,980
Total brokerage and management fees	2,739,131	3,584,299

Administrative expenses	345,702	410,382
Custody fees and other expenses	18,080	18,412

Total expenses	3,102,913	4,013,093

Managing Owner commission rebate to Unitholders	(157,543)	(373,220)

Net expenses	2,945,370	3,639,873

NET INVESTMENT INCOME (LOSS)	21,395	(648,261)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	2,031,399	4,640,966
Foreign exchange translation	(50,266)	(164,309)
Net change in unrealized:
Futures and forward currency contracts	1,044,220	(1,154,640)
Foreign exchange translation	(22,037)	58,389
Net gains (losses) from U.S. Treasury notes:
Realized	1,322	(83,145)
Net change in unrealized	61,568	378,716
TOTAL NET REALIZED AND UNREALIZED GAINS	3,066,206	3,675,977

NET INCOME	$3,087,601	$3,027,716
LESS PROFIT SHARE TO MANAGING OWNER	736	95,740
NET INCOME AFTER PROFIT SHARE TO MANAGING OWNER	$3,086,865	$2,931,976

NET INCOME PER UNIT OUTSTANDING
Series 1 Unitholders	$20.65	$26.96
Series 3 Unitholders	$96.34	$95.40
Series 4 Unitholders	$171.05	$182.64
Series 5 Unitholders	$79.14	$80.67

See notes to financial statements (unaudited)		(Concluded)

Global Macro Trust
Statements of Changes in Trust Capital (unaudited)

For the nine months ended September 30, 2024:
									New Profit
	Series 1 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Series 5 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2024	$46,275,735	42,174.214	$12,437,987	6,820.101	$9,968,358	3,889.504	$5,338,515	3,164.075	$-	-	$2,157,842	1,966.591	$76,178,437
Subscriptions	-	-	-	-	-	-	-	-	758	0.602	-	-	758
Redemptions	(6,610,571)	(5,596.276)	(1,029,676)	(516.900)	(951,931)	(340.523)	(558,534)	(307.571)	-	-	-	-	(9,150,712)
Addt'l units allocated *	-	63.778	-	-	-	-	-	-	-	0.013	-	92.507	-
Net income (loss)
before profit share to Managing Owner	1,296,739	-	694,955	-	686,287	-	265,667	-	(69)	-	144,022	-	3,087,601
Profit share to Managing Owner:	-	-	(736)	-	-	-	-	-	-	-	-	-	(736)
Transfer of New Profit Memo
Account to Managing Owner	-	-	-	-	-	-	-	-	-	-	-	-	-
Trust capital at
September 30, 2024	$40,961,903	36,641.716	$12,102,530	6,303.201	$9,702,714	3,548.981	$5,045,648	2,856.504	$689	0.615	$2,301,864	2,059.098	$70,115,348

Net asset value per unit outstanding
at September 30, 2024:	$1,117.90		$1,920.06		$2,733.94		$1,766.37

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and to the Managing Owner.													(Continued)

See notes to financial statements (unaudited)

Global Macro Trust
Statements of Changes in Trust Capital (unaudited)

For the nine months ended September 30, 2023:
									New Profit
	Series 1 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Series 5 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2023	$70,785,087	57,887.327	$17,954,584	9,204.522	$10,883,596	4,040.492	$6,287,737	3,458.143	$-	-	$2,267,924	1,854.682	$108,178,928
Subscriptions	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemptions	(17,477,415)	(14,387.223)	(3,019,304)	(1,639.722)	(268,780)	(100.974)	(294,960)	(171.993)	-	-	-	-	(21,060,459)
Transfers	-	-	(4,024)	(0.080)	-	-	4,024	-			-	-	-
Addt'l units allocated *	-	171.784	-	-	-	-	-	-	-	-	-	83.035	-
Net income
before profit share to Managing Owner	1,272,234	-	620,634	-	716,306	-	264,766	-	-	-	153,776	-	3,027,716
Profit share to Managing Owner:	-	-	(74,280)	-	-	-	(21,460)	-	-	-	-	-	(95,740)
Transfer of New Profit Memo
Account to Managing Owner	-	-	-	-	-	-	-	-	-	-	-	-	-
Trust capital at
September 30, 2023	$54,579,906	43,671.888	$15,477,610	7,564.720	$11,331,122	3,939.518	$6,240,107	3,286.150	$-	-	$2,421,700	1,937.717	$90,050,445

Net asset value per unit outstanding
at September 30, 2023:	$1,249.77		$2,046.03		$2,876.27		$1,898.91

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and to the Managing Owner.

See notes to financial statements (unaudited)													(Concluded)

Global Macro Trust
Statements of Financial Highlights (unaudited)
For the three months ended September 30:	2024				2023
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5
Net income (loss) from operations:
Net investment income (loss)	$ (5.03)	$ 11.84	$ 29.01	$ 7.49	$ (5.29)	$ 8.86	$ 24.56	$ 5.10
Net realized and unrealized gains (losses) on trading of futures and forward currency contracts	(108.68)	(184.19)	(261.44)	(169.66)	119.99	197.97	277.45	184.12
Net gains from U.S. Treasury obligations	2.28	3.98	5.64	3.64	0.88	1.48	1.96	1.32
Profit share allocated (to) from Managing Owner	0.00	0.96	0.00	0.00	0.00	(8.81)	0.00	(6.38)
Net income per unit	$ (111.43)	$ (167.41)	$ (226.79)	$ (158.53)	$ 115.58	$ 199.50	$ 303.97	$ 184.16

Net asset value per unit, beginning of period	1,229.33	2,087.47	2,960.73	1,924.90	1,134.19	1,846.53	2,572.30	1,714.75

Net asset value per unit, end of period	$ 1,117.90	$ 1,920.06	$ 2,733.94	$ 1,766.37	$ 1,249.77	$ 2,046.03	$ 2,876.27	$ 1,898.91
Total return and ratios for the three months ended September 30:	2024				2023
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5
RATIOS TO AVERAGE CAPITAL:
Net investment income (loss) (a)	(1.74)%	2.41%	4.16%	1.66%	(1.78)%	1.91%	3.65%	1.16%
Total expenses (a)	7.02%	2.85%	1.09%	3.60%	6.41%	2.72%	0.96%	3.47%
Profit share allocation (b)	0.00	(0.05)	0.00	0.00	0.00	0.49	0.00	0.36
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	7.02%	2.80%	1.09%	3.60%	6.41%	3.21%	0.96%	3.83%
Total return before profit share allocation (b)	(9.06)%	(8.07)%	(7.66)%	(8.24)%	10.19%	11.29%	11.82%	11.10%
Less: Profit share allocation (b)	0.00	(0.05)	0.00	0.00	0.00	0.49	0.00	0.36
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	(9.06)%	(8.02)%	(7.66)%	(8.24)%	10.19%	10.80%	11.82%	10.74%
(a) Annualized. Ratios are net Managing Owner commission rebate.
(b) Not annualized.
See notes to financial statements (unaudited)

Global Macro Trust
Statements of Financial Highlights (unaudited)
For the nine months ended September 30:	2024				2023
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5
Net income (loss) from operations:
Net investment income (loss)	$ (16.70)	$ 34.21	$ 85.44	$ 21.13	$ (20.21)	$ 18.45	$ 60.29	$ 7.68
Net realized and unrealized gains on trading of futures and forward currency contracts	36.44	60.51	83.19	56.44	43.69	79.94	114.78	74.17
Net gains from U.S. Treasury obligations	0.91	1.73	2.42	1.57	3.48	5.82	7.57	5.20
Profit share allocated to Managing Owner	0.00	(0.11)	0.00	0.00	0.00	(8.81)	0.00	(6.38)
Net income per unit	$ 20.65	$ 96.34	$ 171.05	$ 79.14	$ 26.96	$ 95.40	$ 182.64	$ 80.67

Net asset value per unit, beginning of period	1,097.25	1,823.72	2,562.89	1,687.23	1,222.81	1,950.63	2,693.63	1,818.24

Net asset value per unit, end of period	$ 1,117.90	$ 1,920.06	$ 2,733.94	$ 1,766.37	$ 1,249.77	$ 2,046.03	$ 2,876.27	$ 1,898.91
Total return and ratios for the nine months ended September 30:	2024				2023
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5
RATIOS TO AVERAGE CAPITAL:
Net investment income (loss) (a)	(1.88)%	2.28%	4.02%	1.53%	(2.34)%	1.32%	3.10%	0.59%
Total expenses (a)	6.99%	2.82%	1.06%	3.57%	6.43%	2.74%	0.98%	3.49%
Profit share allocation (b)	0.00	0.01	0.00	0.00	0.00	0.47	0.00	0.37
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	6.99%	2.83%	1.06%	3.57%	6.43%	3.21%	0.98%	3.86%
Total return before profit share allocation (b)	1.88%	5.29%	6.67%	4.69%	2.20%	5.36%	6.78%	4.81%
Less: Profit share allocation (b)	0.00	0.01	0.00	0.00	0.00	0.47	0.00	0.37
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	1.88%	5.28%	6.67%	4.69%	2.20%	4.89%	6.78%	4.44%
(a) Annualized. Ratios are net Managing Owner commission rebate.
(b) Not annualized.
See notes to financial statements (unaudited)
								(Concluded)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Global Macro Trust’s (the “Trust”) financial condition at September 30, 2024 (unaudited) and December 31, 2023 (audited) and the results of its operations for the three and nine months ended September 30, 2024 and 2023 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2023. The December 31, 2023 information has been derived from the audited financial statements as of December 31, 2023.

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

The following tables represent the Trust’s investments by hierarchical level as of September 30, 2024 and December 31, 2023 in valuing the Trust’s investments at fair value. During the nine and twelve months ended September 30, 2024 and December 31, 2023, the Trust held no assets or liabilities in Level 3. At September 30, 2024 and December 31, 2023, the Trust held no assets or liabilities classified in Level 3.

Financial Assets and Liabilities at Fair Value as of September 30, 2024

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$66,063,614	$-	$66,063,614
Short-term money market fund*	2,219,634	-	2,219,634
Exchange-traded futures contracts
Currencies	(109,147)	-	(109,147)
Energies	(68,378)	-	(68,378)
Grains	(122,370)	-	(122,370)
Interest rates	482,016	-	482,016
Livestock	(16,240)	-	(16,240)
Metals	164,430	-	164,430
Softs	26,766	-	26,766
Stock indices	144,518	-	144,518

Total exchange-traded futures contracts	501,595	-	501,595

Over-the-counter forward currency contracts	-	(332,885)	(332,885)

Total futures and forward currency contracts (2)	501,595	(332,885)	168,710

Total financial assets and liabilities at fair value	$68,784,843	$(332,885)	$68,451,958

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$15,360,483
Investments in U.S. Treasury notes held in custody			50,703,131
Total investments in U.S. Treasury notes			$66,063,614

(2)
Net unrealized appreciation on open futures and forward currency contracts			$529,191
Net unrealized depreciation on open futures and forward currency contracts			(360,481)
Total net unrealized appreciation on open futures and forward currency contracts			$168,710

*The short-term money market fund is included in Cash and Cash Equivalents in the Statements of Financial Condition.

Financial Assets and Liabilities at Fair Value as of December 31, 2023

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$71,885,290	$-	$71,885,290
Short-term money market fund*	3,065,887	-	3,065,887
Exchange-traded futures contracts
Currencies	(34,739)	-	(34,739)
Energies	(574,999)	-	(574,999)
Grains	56,670	-	56,670
Interest rates	(269,712)	-	(269,712)
Livestock	(1,480)	-	(1,480)
Metals	(14,549)	-	(14,549)
Softs	104,608	-	104,608
Stock indices	171,473	-	171,473

Total exchange-traded futures contracts	(562,728)	-	(562,728)

Over-the-counter forward currency contracts	-	(312,782)	(312,782)

Total futures and forward currency contracts (2)	(562,728)	(312,782)	(875,510)

Total financial assets and liabilities at fair value	$74,388,449	$(312,782)	$74,075,667

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$15,507,848
Investments in U.S. Treasury notes held in custody			56,377,442
Total investments in U.S. Treasury notes			$71,885,290

(2)
Net unrealized appreciation on open futures and forward currency contracts			$268,713
Net unrealized depreciation on open futures and forward currency contracts			(1,144,223)
Total net unrealized depreciation on open futures and forward currency contracts			$(875,510)

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

The Trust engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Trust at September 30, 2024, by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at September 30, 2024 and December 31, 2023. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at September 30, 2024

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$3,735	$(5,940)	$21,179	$(128,121)	$(109,147)
Energies	14,222	(70,609)	2,470	(14,461)	(68,378)
Grains	170	(1,620)	6,988	(127,908)	(122,370)
Interest rates	729,611	(221,297)	5,380	(31,678)	482,016
Livestock	-	-	660	(16,900)	(16,240)
Metals	825,220	(24,666)	19,745	(655,869)	164,430
Softs	47,907	(9,171)	-	(11,970)	26,766
Stock indices	293,609	(140,640)	32,606	(41,057)	144,518

Total futures contracts	1,914,474	(473,943)	89,028	(1,027,964)	501,595

Forward currency contracts	843,726	(158,479)	207,236	(1,225,368)	(332,885)

Total futures and
forward currency contracts	$2,758,200	$(632,422)	$296,264	$(2,253,332)	$168,710

Fair Value of Futures and Forward Currency Contracts at December 31, 2023

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$5,413	$(7,620)	$3,145	$(35,677)	$(34,739)
Energies	-	(364,739)	39,651	(249,911)	(574,999)
Grains	-	-	108,658	(51,988)	56,670
Interest rates	462,107	(48,624)	57,157	(740,352)	(269,712)
Livestock	-	(2,070)	590	-	(1,480)
Metals	425,602	(46,336)	44,301	(438,116)	(14,549)
Softs		(8,606)	116,155	(2,941)	104,608
Stock indices	140,173	(33,243)	72,945	(8,402)	171,473

Total futures contracts	1,033,295	(511,238)	442,602	(1,527,387)	(562,728)

Forward currency contracts	1,772,495	(73,677)	75,859	(2,087,459)	(312,782)

Total futures and
forward currency contracts	$2,805,790	$(584,915)	$518,461	$(3,614,846)	$(875,510)

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three and nine months ended September 30, 2024 and 2023 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below:

Trading gains (losses) of futures and forward currency contracts for the three and nine months ended September 30, 2024 and 2023

	Three months ended:	Three months ended:	Nine months ended:	Nine months ended:
Sector	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Futures contracts:
Currencies	$(650,958)	$48,271	$(130,059)	$383,559
Energies	(2,627,259)	4,797,101	(1,089,129)	(529,525)
Grains	(280,574)	267,687	620,236	67,438
Interest rates	(2,066,116)	5,069,081	2,987,548	1,621,555
Livestock	(28,820)	(4,060)	(77,330)	35,130
Metals	403,718	755,706	(492,774)	863,082
Softs	82,616	(43,080)	(246,423)	30,649
Stock indices	635,168	(711,207)	2,528,118	429,415

Total futures contracts	(4,532,225)	10,179,499	4,100,187	2,901,303

Forward currency contracts	(2,332,801)	(180,416)	(1,024,568)	585,023

Total futures and forward currency contracts	$(6,865,026)	$9,999,083	$3,075,619	$3,486,326

The following table presents average notional value by sector in U.S. dollars of open futures and forward currency contracts for the nine months ended September 30, 2024 and 2023. The Trust’s average net asset value for the nine months ended September 30, 2024 and 2023 was approximately $78,000,000 and $98,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the nine months ended September 30, 2024 and 2023

	2024		2023
Sector	Long Positions	Short Positions	Long Positions	Short Positions

Futures contracts:
Currencies	$1,216,037	$12,004,667	$1,612,148	$5,756,575
Energies	9,910,798	2,601,187	17,349,558	1,414,715
Grains	709,881	5,308,059	3,345,144	3,489,711
Interest rates	36,191,198	88,365,691	10,872,263	157,738,480
Livestock	85,695	396,498	513,608	128,860
Metals	4,574,176	3,397,186	832,856	6,926,682
Softs	869,675	799,046	762,166	1,810,485
Stock indices	28,389,566	11,803,593	26,696,962	24,064,694

Total futures
contracts	81,947,026	124,675,927	61,984,705	201,330,202

Forward currency
contracts	14,825,094	49,005,069	28,429,348	29,491,766

Total average
notional	$96,772,120	$173,680,996	$90,414,053	$230,821,968

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at September 30, 2024 and 2023. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the Managing Owner believes it is a more meaningful representation of notional values of the Trust’s open interest rate positions.

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

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of September 30, 2024 and December 31, 2023.

Offsetting of derivative assets and liabilities at September 30, 2024

	Gross amounts of recognized assets	Gross amounts offset in the Statements of Financial Condition	Net amounts of assets presented in the Statements of Financial Condition
Assets
Futures contracts
Counterparty J	$469,133	$(110,569)	$358,564
Counterparty L	1,357,317	(1,186,690)	170,627

Total assets	$1,826,450	$(1,297,259)	$529,191
			(Continued)

	Gross amounts of recognized liabilities	Gross amounts offset in the Statements of Financial Condition	Net amounts of liabilities presented in the Statements of Financial Condition
Liabilities
Futures contracts
Counterparty C	$204,648	$(177,052)	$27,596
Total futures contracts	204,648	(177,052)	27,596

Forward currency contracts
Counterparty G	$446,804	$(328,806)	$117,998
Counterparty K	937,043	(722,156)	214,887
Total forward currency contracts	1,383,847	(1,050,962)	332,885

Total liabilities	$1,588,495	$(1,228,014)	$360,481
			(Concluded)

		Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net amounts of assets presented in the Statements of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty J	$358,564	$-	$(358,564)	$-
Counterparty L	170,627	-	(170,627)	-

Total	$529,191	$-	$(529,191)	$-

		Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net amounts of liabilities presented in the Statements of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount

Counterparty C	$27,596	$-	$(27,596)	$-
Counterparty G	117,998	-	(117,998)	-
Counterparty K	214,887	-	(214,887)	-

Total	$360,481	$-	$(360,481)	$-

(1) Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange.
(2) Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets and liabilities presented in the Statements of Financial Condition for each respective counterparty.
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of September 30, 2024.

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

The Trust’s forward currency trading activities are cleared through DB and BA. The Trust’s concentration of credit risk associated with DB or BA nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB and BA. The amount of such credit risk was $7,764,112 and $8,641,436 at September 30, 2024 and December 31, 2023, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and nine months ended September 30, 2024 and 2023. Profit share earned (from Unitholders' redemptions) is credited to the New Profit Memo Account as defined in the Trust’s Declaration of Trust and Trust Agreement (the “Trust Agreement”).

	Three months ended:
	September 30,	September 30,
	2024	2023
Profit share earned	$-	$-
Reversal of profit share (1)	(6,427)	-
Profit share accrued	-	95,740
Total profit share	$(6,427)	$95,740

	Nine months ended:
	September 30,	September 30,
	2024	2023
Profit share earned	$736	$-
Profit share accrued	-	95,740
Total profit share	$736	$95,740

(1) On July 1st

5. RELATED PARTY TRANSACTIONS

The Trust pays all routine expenses, such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee's fees, the charges of an outside accounting services agency and the expenses of updating the Trust's Prospectus), as well as extraordinary costs. At September 30, 2024 and December 31, 2023, the Managing Owner is owed $81,621 and $0, respectively, from the Trust in connection with such expenses it has paid on the Trust's behalf (and is included in "Due to Managing Owner" in the Statements of Financial Condition).

Series 1 Unitholders who redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the Managing Owner. There was no redemption charge payable at September 30, 2024 or December 31, 2023.

6. FINANCIAL HIGHLIGHTS

Unit operating performance for the Series 1, 3, 4 and 5 Units is calculated based on Unitholders’ trust capital for each Series taken as a whole utilizing the beginning and ending Net Asset Value per unit. An individual Unitholder’s per unit operating performance may vary based on the timing of capital transactions and differences in individual Unitholder’s brokerage fee (for Series 1), management fee (for series 3, 4 and 5) and profit share allocation arrangements.

Ratios to average trust capital are calculated for each Series taken as a whole. Total returns for Series 1 investors are presented for Unitholders charged 7% brokerage fees. An individual Unitholder’s ratios may vary based on the timing of capital transactions and differences in individual Unitholder’s brokerage fee (for Series 1).

7. BROKERAGE AND CUSTODIAL FEES

Per the Trust agreement, selling agents are prohibited from receiving amounts in excess of 9.5% of the gross offering proceeds of Series 1 Units sold subsequent to August 12, 2009. During the three and nine months ended September 30, 2024 and 2023, the Managing Owner rebated to the Trust for the benefit of all holders of Series 1 Units, all amounts that would have otherwise been due to selling agents but for the 9.5% cap. Further, in certain cases, there are Series 1 Units that remain outstanding, where there is no longer a selling agent associated with such Units. Beginning in August 2014, the Managing Owner rebated such amounts to the Trust for the benefit of all holders of Series 1 Units. The total amounts rebated to the Trust for both of these items, included in “Installment selling commissions” in the Statements of Operations, were as follows:

	Three months ending September 30,		Nine months ending September 30,
	2024	2023	2024	2023

Brokerage fee rebates	$ 50,801	$ 123,869	$ 157,543	$ 373,220

8. SUBSEQUENT EVENTS

The Managing Owner has performed its evaluation of subsequent events from October 1, 2024 to November 13, 2024, the date this Form 10-Q was filed. Based on such evaluation, no further events were discovered that required disclosure or adjustment to the financial statements.

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

During its operations for the three and nine months ended September 30, 2024, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

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

Periods ended September 30, 2024

Month Ended:		Total Trust Capital

September 30, 2024		$70,115,348
June 30, 2024		78,243,131
December 31, 2023		76,178,437

	Three months ended	Nine months ended
Change in Trust Capital	$(8,127,783)	$(6,063,089)
Percent Change	(10.39)%	(7.96)%

THREE MONTHS ENDED SEPTEMBER 30, 2024

The decrease in the Trust’s net assets of $8,127,783 was attributable to net loss after profit share of $6,668,680 and redemptions of $1,459,125, which were partially offset by subscriptions to the new profit memo account of $22.

Management fees are calculated on the net asset value of the Trust’s Series 1 Units, Series 3 Units and Series 5 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three months ended September 30, 2024 decreased $226,210 relative to the corresponding period in 2023, due mainly to a decrease in the Trust’s Series 1 and Series 3 average net assets.

Installment selling commissions are calculated on the net asset value of the Trust’s Series 1 Units, Series 3 Units and Series 5 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Installment selling commissions for the three months ended decreased $20,457 (net of Managing Owner commission rebate to Unitholders) relative to the corresponding period in 2023, due to a decrease in the Trust’s Series 1, Series 3 and Series 5 average net assets.

Trade execution and clearing costs for the three months ended September 30, 2024 decreased $16,389 relative to the corresponding period in 2023. The decrease was due mainly to a decrease in the Trust’s net assets during the three months ended September 30, 2024 relative to the corresponding period in 2023.

Administrative expenses for the three months ended September 30, 2024 decreased $15,813 relative to the corresponding period in 2023. The decrease was due mainly to a reduction in professional fees accruals during the three months ended September 30, 2024 relative to the corresponding period in 2023.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the three months ended September 30, 2024 decreased $165,380 relative to the corresponding period in 2023. This decrease was due predominantly to a decrease in the Trust’s average net assets and partially offset by an increase in short-term U.S. Treasury yields during the three months ended September 30, 2024 relative to the corresponding period in 2023.

During the three months ended September 30, 2024, the Trust experienced net realized and unrealized losses of $6,714,270 from its trading operations (including foreign exchange translations and Treasury obligations). Total brokerage and management fees of $848,928, administrative expenses of $118,926, custody fees and other expenses of $4,425 were incurred. Interest income of $960,641, Managing Owner commission rebate to Unitholders of $50,801 and profit share from the Managing Owner of $6,427 partially offset the Trust expenses resulting in net loss after profit share to the Managing Owner of $6,668,680. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Trust Capital
Currencies	(3.90)%
Energies	(3.46)%
Grains	(0.38)%
Interest rates	(2.62)%
Livestock	(0.03)%
Metals	0.60%
Softs	0.13%
Stock indices	0.85%

Trading loss	(8.81)%

NINE MONTHS ENDED SEPTEMBER 30, 2024

The decrease in the Trust’s net assets of $6,063,089 was attributable to redemptions of $9,150,712, which were partially offset by net income after profit share of $3,086,865 and subscriptions to the new profit memo account of $758.

Management fees are calculated on the net asset value of the Trust’s Series 1 Units, Series 3 Units and Series 5 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the nine months ended September 30, 2024 decreased $614,250 relative to the corresponding period in 2023, due mainly to a decrease in the Trust’s Series 1 and Series 3 average net assets.

Installment selling commissions are calculated on the net asset value of the Trust’s Series 1 Units, Series 3 Units and Series 5 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Installment selling commissions for the nine months ended increased $24,721 (net of Managing Owner commission rebate to Unitholders) relative to the corresponding period in 2023, due to a decrease in the Trust’s Series 1 and Series 3 average net assets, which reduced the Managing Owner commission rebate.

Trade execution and clearing costs for the nine months ended September 30, 2024 decreased $39,962 relative to the corresponding period in 2023. The decrease was due mainly to a decrease in the Trust’s net assets during the nine months ended September 30, 2024 relative to the corresponding period in 2023.

Administrative expenses for the nine months ended September 30, 2024 decreased $64,680 relative to the corresponding period in 2023. The decrease was due mainly to a reduction in professional fees accruals during the nine months ended September 30, 2024 relative to the corresponding period in 2023.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the nine months ended September 30, 2024 decreased $24,847 relative to the corresponding period in 2023. This decrease was due predominantly to a decrease in the Trust’s average net assets and partially offset by an increase in short-term U.S. Treasury yields during the nine months ended September 30, 2024 relative to the corresponding period in 2023.

During the nine months ended September 30, 2024, the Trust experienced net realized and unrealized gains of $3,066,206 from its trading operations (including foreign exchange translations and Treasury obligations). Total brokerage and management fees of $2,739,131, administrative expenses of $345,702, custody fees and other expenses of $18,080 and profit share to the Managing Owner of $736 were incurred. The Trust’s gains achieved from trading operations, in addition to interest income of $2,966,765, and Managing Owner commission rebate to Unitholders of $157,543 were partially offset by the Trust's expenses, resulting in net income after profit share to the Managing Owner of $3,086,865. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Trust Capital
Currencies	(1.67)%
Energies	(1.56)%
Grains	0.74%
Interest rates	3.28%
Livestock	(0.14)%
Metals	(0.56)%
Softs	(0.35)%
Stock indices	3.21%

Trading gain	2.95%

MANAGEMENT DISCUSSION –2024

Three months ended September 30, 2024

The Trust was unprofitable during the quarter as losses from trading energy and interest rate futures and currency forwards far outpaced small gains from trading non-energy futures and stock index futures.

Global market interest rates fell and yield curves steepened during the quarter as market participants reacted to actual and anticipated reductions in official interest rates among major developed market central banks in response to, among other things, moderating inflation, growth and employment statistics. For example, the policy-sensitive U.S. two-year Treasury note fell from 4.77% at the start of July to about 3.5% in September. Consequently, short positions in U.S., German, French and British note and bond futures were unprofitable, especially during July. Meanwhile, long positions in U.S. and European short-term interest rate futures generated partially offsetting profits. Trading of the Japanese government bond future and a long position in the Italian 10-year bond were also somewhat profitable.

Declining interest rates seemingly weighed on the U.S. dollar and long dollar trades against the Japanese yen, euro, Swiss franc, Brazilian real, pound sterling and Australian, Canadian and New Zealand dollars were unprofitable. A long position in the high-yield Mexican peso was also unprofitable partly resulting from political turbulence and weakening growth in Mexico.

Energy prices fell during the quarter. For example, Brent crude oil, after reaching $87.50/barrel in early July, dropped below $70/barrel in early September before closing the quarter at about $71/barrel. Deflation in China, sluggish growth in Europe, and moderating growth in the U.S., particularly in the manufacturing sectors, seemed to weigh on energy demand. The continued transition toward EV’s, although slowing somewhat recently, also may have dented demand. At the same time, non-Organization of the Petroleum Exporting Countries (“OPEC+”) supplies continued to grow and OPEC+ struggled to maintain production and export constraints on all its members. In fact, late in the quarter, top producer and exporter Saudi Arabia indicated that it was dropping its unofficial price target and readying to increase production and seek a greater market share. Even broad easing of monetary policies globally and surprise monetary and fiscal policy support measures from China appear to have failed to give energy prices much support. As a result, long Brent and WTI crude oil positions and trading of RBOB gasoline, London gas oil and TTF natural gas futures were unprofitable.

Declining interest rates and optimism around artificial intelligence helped to underpin equities during the quarter, while concerns about high valuations, softening U.S. growth, stagnation in Europe, deflation in China and wars in the Middle East and Europe aided in restraining the price gains. Late in the quarter, surprise monetary and fiscal policy support measures from China that were intended to stimulate economic activity, boost financial markets and stabilize property markets, together with indications that OPEC+ soon would boost production significantly, provided some additional support to equities. Results were mixed but positive overall for the quarter. Short positions in Chinese equity futures were profitable early in the period amidst a continuing grim economic outlook, but then long positions in these same futures were profitable late in September after the surprise stimulus moves by Chinese authorities. Long positions in Taiwanese, Korean, Spanish, Italian and Brazilian index futures, trading of British and U.S. NASDAQ and S&P futures and a short emerging markets index futures trade were also profitable. On the other hand, short volatility, South African and EURO STOXX equity index futures positions and trading of U.S. Russell and mid-cap equity index futures posted partially offsetting losses.

Within non-energy commodities, early in the quarter short silver and platinum positions were profitable as prices declined amid a negative industrial outlook and persistent demand concerns in top consumer China. Furthermore, the increasing share of new energy vehicles in major global auto markets contributed to a decreased demand for platinum in catalytic converters for internal combustion engines, also pressuring prices. Subsequently, actual and anticipated interest rate declines, especially after the Federal Reserves’ larger than anticipated 50 basis point reduction in the Federal funds rate, together with China’s unexpected monetary and fiscal stimulus measures, helped boost metal prices broadly. A surge in Indian gold imports following a tax reduction added to demand for this precious metal. Consequently, long gold and platinum positions were profitable. Adverse weather conditions in Brazil and Vietnam and rising shipping costs have assisted in pushing global coffee prices to record highs, producing profits on long Arabica coffee positions. Meanwhile, Grain prices, which have been falling for much of the past year, rebounded in September driven partly by supply risks, including uncertainty around Brazilian planting conditions, disappointing crop outlooks in Europe and Australia, and concerns over poor harvests in the U.S. Plains resulting from dry conditions and in the Black Sea region due to geopolitical difficulties. Hence, short positions in soybeans, soybean oil and soybean meal were unprofitable for the quarter.

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

CONTRACTUAL OBLIGATIONS

The Trust does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Trust’s sole business is trading futures, forward currency, spot, option, and swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Trust for less than four months before being offset or rolled over into new contracts with similar maturities. The Trust’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Trust’s open futures and forward currency contracts, both long and short, at September 30, 2024 and December 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

The Managing Owner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Trust as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the

Managing Owner’s internal controls over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Managing Owner’s internal controls over financial reporting with respect to the Trust.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)There have been no sales of unregistered securities of the Trust during the three months ended September 30, 2024

(b)Pursuant to the Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding and Units are not reissued once redeemed.

The following table summarizes the redemptions by Unitholders during the three months ended September 30, 2024. There were no Series 5 redemptions during the three months ended September 30, 2024.

	Series 1		Series 3		Series 4
Date of Redemption	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit

July 31, 2024	302.080	$1,186.38	12.807	$2,022.84	0.730	$2,871.90
August 31, 2024	239.503	1,138.51	118.226	1,948.25	1.393	2,770.04
September 30, 2024	410.799	1,117.90	48.029	1,920.06	5.277	2,733.94
Total	952.382		179.062		7.400

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2024, neither the Managing Owner nor its directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended ).

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

Date: November 13, 2024
/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)