Form 10-K
period 2024-12-31
GLOBAL MACRO TRUST
filed 2025-03-31
CIK 1145765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended: December 31, 2024

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

Not applicable.

Documents Incorporated by Reference

Registrant’s Financial Statements for the years ended December 31, 2024 and 2023 and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2024, is incorporated by reference into Part II Item 8 and Part IV hereof and filed as an exhibit herewith.

Item 1.    Business

(a)    General development of business

Global Macro Trust (the “Trust”) is a Delaware statutory trust organized on July 23, 2001 pursuant to a Declaration of Trust and Trust Agreement (the “Trust Agreement”), under the Delaware Statutory Trust Act. The Trust originally filed a registration statement, under the Securities Act of 1933, as amended (the “Securities Act”), with the Securities and Exchange Commission (“SEC”) to register units of beneficial interest (the “Units”), which registration statement became effective March 26, 2002. Between April 1, 2002 and June 30, 2002, the Units were publicly offered at an initial price of $1,000 per Unit. The Trust commenced operations on July 1, 2002. The Trust has subsequently registered additional Units with the SEC. The net asset value of a Series 1 Unit that originally sold for $1,000 as of July 1, 2002 was $1,158.52 as of December 31, 2024. The net asset value of a Series 3 Unit that originally sold for $1,180.91 as of September 1, 2009 was $2,012.10 as of December 31, 2024. The net asset value of a Series 4 Unit that originally sold for $1,315.33 as of November 1, 2010 was $2,877.57 as of December 31, 2024. The net asset value of a Series 5 Unit that originally sold for $1,500.00 as of April 1, 2018 was $1,847.57 as of December 31, 2024.

Effective September 29, 2017, previously offered Series 1 and Series 2 Units are not being offered by the Trust. All Series 2 Units have been redeemed as of August 31, 2017, while outstanding Series 1 Units remain subject to their original terms.

 As of December 31, 2024, Units were being offered on a monthly basis at net asset value per Unit. The Units are offered through a number of registered broker-dealer selling agents on a best efforts basis.

The Trust engages in speculative trading in the futures, forward and spot currency markets and may trade options thereon as well as swap contracts. The amount of capital raised for the Trust should not have a significant impact on its operations, as the Trust has no significant capital expenditure or working capital requirements other than to pay trading losses, brokerage fees and charges.

Millburn Ridgefield LLC (the “Managing Owner”), a Delaware limited liability company operating in New York, New York, organized in May 1982, is the managing owner and the commodity trading advisor (“CTA”) for the Trust. It and its principals have been trading in the futures and forwards markets pursuant to systematic quantitative, trading and risk management methods since 1971. The Managing Owner has been registered with the Commodity Futures Trading Commission (the “CFTC”) as a commodity pool operator (“CPO”) since July 1, 1982, as a CTA since September 13, 1984 and has been a member of the National Futures Association (the “NFA”) since July 1, 1982. The Managing Owner has been an approved swaps firm with the NFA since December 26, 2012. The Millburn Corporation, a former affiliate of the Managing Owner that, prior to January 1, 2019, performed certain research, trading, technology, operations, marketing, accounting, tax, legal, compliance, human resources, and other administrative functions for the Trust and other commodity pools and investment partnerships managed by the Managing Owner, merged with and into the Managing Owner on December 31, 2018, and the Managing Owner now performs the functions formerly performed by The Millburn Corporation. Until January 30, 2025, the Managing Owner operated as a Delaware corporation under the name “Millburn Ridgefield Corporation”. Effective as of January 30, 2025, the Managing Owner converted to a Delaware limited liability company named “Millburn Ridgefield LLC”. All references to the Managing Owner herein refer to “Millburn Ridgefield Corporation” prior to January 30, 2025, as applicable.

The Managing Owner invested $400 in the Trust as an initial capital contribution to the Trust and $2,000,000 in the Trust at the outset of trading and subsequently has contributed an additional $3,812,100 and has redeemed $51,800,724 as of December 31, 2024. After reflecting net income of $8,788,678 and profit share of $39,322,334 from inception up to and including December 31, 2024, this investment totaled $2,122,788, as of December 31, 2024.

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

Over approximately 54 years, the Managing Owner and its predecessor entities have developed hundreds of trading systems. These trading systems generate buy or sell decisions in a particular market based on the analysis of a range of quantitative data, and the interactions of such data, in the particular market or in markets in general.

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

(b)    Holders

As of December 31, 2024, there were 1,489 holders of Series 1 Units, 189 holders of Series 3 Units, 1 holder of Series 4 Units and 58 holders of Series 5 Units.

(c)    Dividends

No distributions or dividends have been made on the Units, and the Managing Owner has no present intention to make any.

(d)    Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)    Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There have been no sales of unregistered securities of the Trust during 2023 or 2024.

(f)    Purchases of Equity Securities by the Issuer

Pursuant to the Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following table summarizes the redemptions by Series 1, Series 3 and Series 4 Unitholders during the fourth calendar quarter of 2024. There were no Series 5 redemptions during the fourth calendar quarter of 2024.

	Series 1 Units	Series 1	Series 3 Units	Series 3	Series 4 Units	Series 4
Redemption Date	Redeemed	Unit NAV	Redeemed	Unit NAV	Redeemed	Unit NAV
October 31, 2024	(124.347)	1,143.10	0.000	1,970.63	(1.142)	2,810.05
November 30, 2024	(1,142.196)	1,152.77	0.000	1,994.72	(142.600)	2,848.55
December 31, 2024	(369.820)	1,158.52	(77.492)	2,012.10	0.000	2,877.57
	(1,636.363)		(77.492)		(143.742)

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

The Trust’s assets are generally held as cash or cash equivalents, including short-term U.S. government obligations, which are used to margin the Trust’s futures, forward and spot currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Trust’s futures, forward and spot trading, the Trust’s assets are highly liquid and are expected to remain so. During its operations through December 31, 2024, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

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

2024

During 2024, the Trust achieved net realized and unrealized gains of $6,074,450 from its trading operations (including foreign exchange transactions and translations). Brokerage fees and management fees of $3,563,731, administrative expenses of $480,037 and custody fees and other expenses of $22,993 were paid or accrued. The Trust allocated $758 in profit share to the New Profits Memo Account for the benefit of the Managing Owner. Interest income of $3,815,387 and Managing Owner commission rebate to Unitholders of $206,170 partially offset the Trust’s expenses resulting in a net income after profit share to the Managing Owner of $6,028,488.

An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	2.89%
Energies	(2.96)%
Grains	1.26%
Interest rates	2.53%
Livestock	(0.17)%
Metals	(0.81)%
Softs	(0.08)%
Stock indices	4.90%

Total	7.56%

The Trust was profitable due to gains from trading equity index futures, interest rate futures and currency forwards. Meanwhile, trading of commodity futures produced a partially offsetting loss as negative results from trading energy and metal futures exceeded a profit from trading agricultural and soft commodities futures.

U.S. equities during the year were positively impacted amid declining interest rates, growth, optimism around artificial intelligence and the presidential election. Meanwhile, concerns about high valuations, stagnation in Europe, deflation in China and wars in the Middle East and Europe impacted stock price gains globally. Late in the year, monetary and fiscal policy support measures from China intended to stimulate economic activity, boost financial markets and stabilize property markets seemingly provided support to equities. Overall, trading of equity futures was profitable. Fiscal policy and inflation worries weighed on Brazilian equity markets and a short Bovespa trade was profitable. Long positions in Japanese and Taiwanese equity futures and trading of Chinese futures were also profitable. Trading of European stock index futures and the EAFE index also posted gains. Trading of U.S. equity futures was mixed but slightly profitable overall. Meanwhile, trading of Korean, Indian, Australian and South African stock index futures registered modest losses.

Interest rates were volatile during 2024. They rose from January through April as developed market central banks, led by the Federal Reserve, pushed back against market expectations of official interest rate cuts. Concerns about “sticky” inflation, strong wage data and solid labor markets helped support this higher-for-longer interest rate narrative. From May to mid-September, global interest rates fell sharply, and yield curves steepened. Market participant responses to actual and anticipated reductions in official interest rates among major developed market central banks possibly impacted moderating inflation, growth and employment statistics. However, this decrease was followed by an interest rate resurgence amid solid employment and growth data in the U.S., worries about fiscal deficits in the U.S. and Europe and anticipated Trump Administration fiscal, trade and immigration policy choices. Overall, short positions in U.S., German and Australian interest rate futures were profitable, notably during the January-April period. Conversely, trading of Canadian, French, Italian and short-term U.K. interest rate futures posted partially offsetting losses, particularly during the summer when interest rates decreased.

Relative strength in U.S. growth, equity markets and interest rate differentials seemingly supported the U.S. dollar during the year, although growth worries during the summer likely impacted the U.S. currency temporarily. Numerous factors possibly contributed to the U.S. dollar during the year, including European political uncertainties, particularly in France, Germany and the U.K.; expanding geopolitical turmoil in the Middle East and in Ukraine; domestic political turmoil in Japan and South Korea; China’s struggle to overcome deflationary pressures and fiscal policy worries around Mexico and Latin America. Long U.S. dollar positions versus the Japanese yen, Australian dollar, Canadian dollar, New Zealand dollar, Norwegian krone, euro, Korean won and Chilean peso were profitable. On the other hand, a short U.S. dollar trade against the high yield Mexico peso and trading the U.S. dollar against the currencies of Singapore, Brazil and the U.K. produced partially offsetting losses.

Energy prices rose early in the year amid escalating Middle East tensions and fears of supply disruptions. The continuation of production cuts by OPEC+, along with Ukrainian attacks on Russian oil refineries, seemingly contributed to supply worries. On the demand side, stronger-than-expected U.S. economic data and fresh stimulus in China seemed to increase the outlook in two of the world’s largest oil consumers. From early April to mid-September energy prices decreased. Deflation in China, sluggish growth in Europe, and moderating growth in the U.S., particularly in the manufacturing sectors, appeared to weigh on energy demand. The continuing transition toward EVs also possibly impacted demand. Concurrently, non-OPEC supplies continued to grow, and OPEC+ struggled to maintain production and export constraints on all of its members. Broad-based easing of global monetary policies appeared unable to support energy prices. Thereafter, prices were volatile and generally rangebound. In this environment, long crude oil positions and trading of crude oil products were broadly unprofitable. Short U.S. natural gas positions were also unprofitable, especially late in the year when prices rose as demand from Europe and Asia was unexpectedly strong due in part to disruptions of natural gas flows to Eastern Europe from Russia. Conversely, a short carbon emissions trade was profitable as rising costs for alternative energy strategies and the recent slowdown in the EV market seemingly weighed on prices for emission credits.

Base metal prices were volatile during 2024 amid changes to interest rates, the U.S. dollar, and growth expectations (particularly in China). Trading copper and zinc was unprofitable. Short aluminum trades were also unprofitable as U.S. and U.K. bans on the trading of new

Russian metals supplies, several mine closures and rising freight costs and logistics problems appeared to push prices higher. Short silver trades were unprofitable early in the year amid expectations of impending interest rate cuts by developed market central banks and rising demand from the solar power industry. On the other hand, long gold positions were profitable as prices reached new highs near $2800/ounce in October possibly reflecting broad-based demand from central banks, high-net-worth investors, retail investors and traditional Asian buyers. Geopolitical uncertainties, worries about government debt levels and declining interest rates may have helped encourage buyers.

Although grain prices were quite volatile during 2024 due in part to weather conditions, excess grain supplies from South America, Russia, Ukraine and the U.S. contributed to decreased prices overall. Amid these factors, short wheat, soybean and corn trades were profitable. Conversely, trading of soybean meal, livestock and soft commodity futures was marginally unprofitable.

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

Item 8.    Financial Statements and Supplementary Data

Financial statements required by this item, including the report of Deloitte & Touche LLP (PCAOB ID: 34) for the fiscal years ended December 31, 2024 and 2023, are included as Exhibit 13.01 to this report. Supplementary data is not required.

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

The Managing Owner assessed the effectiveness of its internal control over financial reporting with respect to the Trust as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on its assessment, management has concluded that, as of December 31, 2024, the Managing Owner’s internal control over financial reporting with respect to the Trust is effective based on those criteria.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the Managing Owner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in the Trust’s internal control over financial reporting for the year ended December 31, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(a)None.

(b)During the year ended December 31, 2024, neither the Managing Owner nor its directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

Millburn Ridgefield LLC, the Managing Owner, is a Delaware limited liability company operating in New York, New York, organized in May 1982 to manage discretionary accounts primarily in futures, forward and spot markets. It is the corporate successor to a futures trading and advisory organization which has been continuously managing assets in the currency and futures markets using quantitative, systematic techniques since 1971. The Managing Owner converted from a Delaware corporation to a Delaware limited liability company on January 30, 2025.

The principals and senior officers of the Managing Owner as of December 31, 2024 are as follows:

Harvey Beker, age 71. Mr. Beker is Chairman of the Managing Owner and serves as a member of the Managing Owner’s Investment Committee. He received a Bachelor of Arts degree in economics from New York University (“NYU”) in 1974 and a Master of Business Administration degree in finance from NYU in 1975. From June 1975 to July 1977, Mr. Beker was employed by the investment bank Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies. From July 1977 to June 1978, Mr. Beker was a futures trader at the commodities and securities brokerage firm of Clayton Brokerage Co. of St. Louis. Mr. Beker joined The Millburn Corporation in June 1978. He initially served as the Director of Operations for its affiliate, Millburn Partners, and most recently thereafter served as Co-Chief Executive Officer of the Managing Owner and Chairman and Chief Executive Officer of The Millburn Corporation until November 1, 2015. During his tenure at the Managing Owner (including its former affiliates, The Millburn Corporation, Millburn Partners and CommInVest Research Limited Partnership (“CommInVest”)), he has been instrumental in the development of the research, trading and operations areas. Mr. Beker became a principal of the firm in June 1982, and a partner in the predecessor to ShareInVest Research L.P. (“ShareInVest”) in April 1982. Mr. Beker became registered as an Associated Person and a Swap Associated Person of the Managing Owner effective November 25, 1986 and March 8, 2013, respectively. He was also listed as a Principal and registered as an Associated Person of ShareInVest effective February 20, 1986 until February 25, 2007. Since March 20, 2020 Mr. Beker has also served as Chairman of Millburn Asia, LLC and Millburn International, LLC (collectively, “Millburn International Group”) and prior to that date served as Co-Chairman of each such entity since its inception.

Gregg R. Buckbinder, age 66. Mr. Buckbinder is President and Chief Operating Officer of the Managing Owner. He joined the Managing Owner and The Millburn Corporation in January 1998 from Odyssey Partners, L.P., an investment management firm, where he was responsible for the operation, administration and accounting of the firm’s merchant banking and managed account businesses from July 1990 through December 1997. Mr. Buckbinder was employed by Tucker Anthony, a securities broker and dealer, from June 1985 to July 1990 where he was First Vice President and Controller, and from August 1983 to June 1984 where he designed and implemented various operations and accounting systems. He was with the public accounting firm of Ernst & Whinney from June 1984 to June 1985 as a manager in the tax department and from September 1980 to August 1983 as a senior auditor, with an emphasis on clients in the financial services business. Mr. Buckbinder graduated cum laude from Pace University (“Pace”) in 1980 with a B.B.A. in accounting and received an M.S. in taxation from Pace in 1988. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. Mr. Buckbinder served as Senior Vice-President of the Managing Owner and The Millburn Corporation until November 1, 2015, the Chief Financial Officer of the Managing Owner until February 1, 2020, and has since served as the President and Chief Operating Officer of both entities with his affiliation with The Millburn Corporation ceasing on December 31, 2018 upon The Millburn Corporation’s merger into the Managing Owner. Mr. Buckbinder has also served as Senior Vice President, Chief Operating Officer and a Director of each entity in Millburn International Group since inception. Mr. Buckbinder became listed as a Principal of the Managing Owner effective February 5, 1999. He became listed as a Principal of The Millburn Corporation effective March 23, 1998 until January 17, 2019 following The Millburn Corporation’s merger into the Managing Owner. Mr. Buckbinder became a partner in ShareInVest in January 2000. He was also listed as a Principal of ShareInVest effective February 28, 2001 until February 25, 2007.

Michael W. Carter, age 55. Mr. Carter is a Vice President, Director of Operations and Principal Accounting Officer of the Managing Owner. He is responsible for overseeing operations and accounting for the firm’s commodity pools. Mr. Carter has served as Principal Accounting Officer of the Managing Owner since May 2014, and prior to the merger of The Millburn Corporation into the Managing Owner on December 31, 2018, also served as Vice President and Director of Operations of The Millburn Corporation since January 2011, maintaining responsibility for the entity’s operations. Mr. Carter previously held the positions of Fund Controller (February 2001 until February 2011) and Senior Accountant (March 2000 until February 2001) with The Millburn Corporation. He graduated from Rutgers, The State University of New Jersey – Newark in May 1997 with a B.S. in Accounting. Prior to joining the Managing Owner and its affiliates in March 2000, he was employed with the accounting firm Rothstein Kass & Company, P.C., as a fund accountant from March 1997 until September 1997 and as a staff auditor from September 1997 until June 1999, and then an equity analyst covering restaurants with the brokerage firm of Sidoti & Company, LLC, which conducts independent small-cap equity research for institutional investors, from June 1999 until February 2000. He is a Certified Public Accountant. Mr. Carter became listed as Principal of the Managing Owner effective April 22, 2014. Mr. Carter’s affiliation with The Millburn Corporation ceased on December 31, 2018 upon its merger into the Managing Owner.

Steven M. Felsenthal, age 55. Mr. Felsenthal is General Counsel and Chief Compliance Officer of the Managing Owner. Prior to joining the Managing Owner and its affiliates (including its former affiliate The Millburn Corporation) in January 2004, Mr. Felsenthal was a senior associate in the investment management group at the law firm of Schulte Roth & Zabel LLP (September 1999 to January 2004), where he represented and advised hedge funds, registered investment companies, investment advisers, broker-dealers and banks in connection with all facets of their asset management businesses, and a member of the tax department of the law firm of Kramer, Levin, Naftalis & Frankel LLP (October 1996 to September 1999). He graduated cum laude from Yeshiva University in 1991 with a B.A. in political science, and order of the coif from Fordham University School of Law in 1996, where he also served as an editor of the Fordham Environmental Law Journal. Mr. Felsenthal received an LL.M degree in taxation from NYU School of Law in 2001 and has written and been quoted in numerous published articles, and frequently speaks at conferences, on various topics related to investment management. Mr. Felsenthal is a member of the New York State Bar (since August 1997), a member of NFA’s Compliance and Risk Committee (since May 2014), a member of MFA’s CTA, CPO and Futures Committee, serving as a Chair (since April 2018) and Vice Chair (February 2017 to April 2018), a member of the Steering Committee of MFA’s Chief Compliance Officer Forum (June 2014 to December 2015; and July 2024 to present), former Chairman of MFA’s CPO/CTA Advisory Committee (November 2006 to June 2010) and former Co-Chairman of the Steering Committee of MFA’s CPO/CTA Forum (June 2010 to January 2013), is currently a member of the Editorial Boards of the Journal of Securities Operations & Custody (formerly known as the Journal of Securities Law, Regulation and Compliance) (since February 2007) and the Journal of Financial Compliance (since August 2017) and a regular lecturer for the Regulatory Compliance Association’s Chief Compliance Officer University (since May 2009). Mr. Felsenthal also served as General Counsel, Chief Compliance Officer and Secretary of each entity in Millburn International Group since inception. Mr. Felsenthal became listed as a Principal of the Managing Owner effective June 24, 2004. He also became registered as an Associated Person of Millburn Ridgefield LLC effective September 5, 2024. Mr. Felsenthal also served as General Counsel and Chief Compliance Officer of ShareInVest. Mr. Felsenthal’s affiliation with The Millburn Corporation ceased on December 31, 2018 upon its merger into the Managing Owner.

Mark B. Fitzsimmons, age 77. Mr. Fitzsimmons is a Senior Vice President of the Managing Owner. His responsibilities mainly involve business development. He joined the Managing Owner and its affiliates (including its former affiliate The Millburn Corporation) in January 1990 from the brokerage firm of Morgan Stanley & Co. Incorporated, a global financial services firm, where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm from October 1987 until January 1990. From September 1977 to October 1987, he was with the financial institution Chemical Bank New York Corporation (“Chemical”), first as a Senior Economist in Chemical’s Foreign Exchange Advisory Service and later as a Vice President and Manager of Chemical’s Corporate Trading Group. While at Chemical he also traded both foreign exchange and fixed income products. From September 1973 to September 1977, Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department. He graduated summa cum laude from the University of Bridgeport, Connecticut in 1970 with a B.S. degree in economics. His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973. Mr. Fitzsimmons became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the Managing Owner effective July 2, 1993, April 15, 2009, and March 8, 2013, respectively. Mr. Fitzsimmons was a partner in ShareInVest beginning in January 2000. He was also a listed Principal of ShareInVest effective May 19, 1999 until February 25, 2007. Mr. Fitzsimmons also served as a Senior Vice President of The Millburn Corporation until December 31, 2011 with his main responsibilities including business development and investment strategy.

Barry Goodman, age 67. Mr. Goodman is Co-Chief Executive Officer and Executive Director of Trading of the Managing Owner, and serves as a member of the Managing Owner’s Investment Committee. Mr. Goodman plays an integral role in business and product development, and in the strategic direction of the firm as a whole. Mr. Goodman joined the Managing Owner (including its former affiliate The Millburn Corporation) and Millburn Partners in November 1982 as Assistant Director of Trading and thereafter served as Executive Vice President of the Managing Owner and The Millburn Corporation until November 1, 2015. Mr. Goodman has since served as Co-Chief Executive Officer and Executive Director of Trading of both entities with his affiliation with The Millburn Corporation ceasing on December 31, 2018 upon the merger of The Millburn Corporation into the Managing Owner. His responsibilities include overseeing the firm’s trading operations and managing its trading relationships, as well as the design and implementation of trading systems. From September 1980 through October 1982, he was a commodity trader at the brokerage firm of E. F. Hutton & Co., Inc. (“E.F. Hutton”). At E.F. Hutton, he also designed and maintained various technical indicators and coordinated research projects pertaining to the futures markets. Mr. Goodman graduated magna cum laude from Harpur College of the State University of New York in 1979 with a B.A. in economics. Mr. Goodman has also served as President and a Director of each entity in Millburn International Group since inception. Mr. Goodman became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the Managing Owner effective December 19, 1991, May 23, 1989 and January 14, 2013, respectively. He became a partner in ShareInVest in January 1994. Mr. Goodman was a listed Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Grant N. Smith, age 73. Mr. Smith is Co-Chief Executive Officer and Co-Chief Investment Officer of the Managing Owner, and serves as a member of the Managing Owner’s Investment Committee. He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm. He received a B.S. degree from the Massachusetts Institute of Technology (“MIT”) in 1974 and an M.S. degree from MIT in 1975. While at MIT, he held several teaching and research positions in the computer science field and participated in various projects relating to database management. He joined the predecessor entity to The Millburn Corporation in June 1975, and has been continuously associated with the Managing Owner and its affiliates since that time. Mr. Smith served as the Executive Vice President of the Managing Owner and The Millburn Corporation until November 1, 2015 and as the Director of Research of both such entities until May 31, 2016. He has since served as the Co-Chief Executive Officer and Chief Investment Officer of both entities with his affiliation with The Millburn Corporation ceasing on December 31, 2018 upon the merger of The Millburn Corporation into the Managing Owner. He has also served as a Director of each entity in Millburn International Group since inception, where he, along with the other Directors of each of those entities, is responsible for its overall management. Mr. Smith became listed as a Principal and registered as an Associated Person and Swap Associated Person of the Managing Owner, effective December 19, 1991, April 15, 2009 and March 8, 2013, respectively. Mr. Smith also became a partner in ShareInVest in January 1994. He also was listed as a Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Ilon Wu, age 48. Ms. Wu is a Vice President and Chief Financial Officer of the Managing Owner.  Her areas of responsibility include overseeing the accounting and finance for the Managing Owner and accounting and administration of many of the investment vehicles managed by the Managing Owner.  Ms. Wu has served as Chief Financial Officer of the Managing Owner since January 2020, before which she served as Controller of The Millburn Corporation (since January 2011), a position she held prior to the merger of The Millburn Corporation into the Managing Owner on December 31, 2018, and then in the same capacity at the Managing Owner. Ms. Wu previously held the positions of Assistant Controller (August 2005 until December 2010) and Senior Financial Accountant (June 2000 until August 2006) with The Millburn Corporation.  She graduated from Baruch College, The City University of New York in May 1998 with a B.B.A. in Accounting. Prior to joining the Managing Owner and its affiliates in June 2000, she was employed with the accounting firm Grant Thornton LLP, as a staff accountant from October 1998 to June 2000. She is a Certified Public Accountant. Ms. Wu became listed as Principal of the Managing Owner effective March 9, 2020. Ms. Wu’s affiliation with The Millburn Corporation ceased on December 31, 2018 upon its merger into the Managing Owner.

Michael Soss, age 50. Dr. Soss is Chief Investment Officer of the Managing Owner and serves as a member of the Managing Owner’s Investment Committee. Dr. Soss joined the Managing Owner in January 2022 and is responsible for management of the firm’s systematic research and development functions, including system design, modeling, data management and trade execution. Prior to joining the Managing Owner, Dr. Soss was employed by Point72 Asset Management, a global asset management firm, from March 2015 to January 2021, in leadership roles spanning risk and trading research, and most recently headed the firm’s Fusion group, a quant trading division focused on internal alpha capture. From September 2013 to March 2015 Dr. Soss was an executive director at J.P. Morgan. Dr. Soss’ other experience includes SECOR Asset Management from April 2012 to September 2013, and Goldman Sachs from August 2003 to March 2012. Dr. Soss received an AB in mathematics from Harvard University in 1996, and MSc and PhD degrees in computer science from McGill University in Montreal, Canada, in 1998 and 2001, respectively. Dr. Soss became listed as a Principal of the Managing Owner, effective September 30, 2024. Dr. Soss also became registered as an Associated Person and a Swap Associated Person of Millburn Ridgefield LLC effective May 15, 2023, and May 30, 2023, respectively.

None of the individuals listed above currently serves as a director of a public company.

(c) Identification of Certain Significant Employees

None.

(d)    Family Relationships

None.

 (e)    Business Experience

See Item 10 (a, b) above.

(f)    Involvement in Certain Legal Proceedings

None.

(g)    Code of Ethics

The Trust has no employees, officers or directors and is managed by the Managing Owner.  The Managing Owner has adopted an Executive Code of Ethics that applies to its principal executive officers, principal financial officer and principal accounting officer.  A copy of this Executive Code of Ethics may be obtained at no charge by written request to Millburn Ridgefield LLC, 55 West 46th Street, 31st Floor, New York, New York 10036 or by calling 212-332-7300 (ask for Client Services).

(h)    Audit Committee Financial Expert

Because the Trust has no employees, officers or directors, the Trust has no audit committee. The Trust is managed by the Managing Owner. Gregg Buckbinder serves as the Managing Owner’s “audit committee financial expert.” Mr. Buckbinder is not independent of the management of the Managing Owner. The Managing Owner is a privately owned limited liability company managed by its sole member. It has no independent directors.

(i)    Insider Trading Policy

The Trust has no employees, officers or directors and is managed by the Managing Owner. The Managing Owner has adopted an Insider Trading Policy that applies to its principal executive officers, principal financial officer and principal accounting officer, as well as all employees of the Managing Owner. A copy of this Insider Trading Policy may be obtained at no charge by written request to Millburn Ridgefield LLC, 55 West 46th Street, 31st Floor, New York, New York 10036 or by calling 212-332-7300 (ask for Client Services).

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

(b)    Security Ownership of Management

The Trust has no officers or directors. Under the terms of the Trust Agreement, the Trust’s affairs are managed by the Managing Owner, which has discretionary authority over the Trust’s trading. The Managing Owner’s managing owner interest was valued at $2,122,788 as of December 31, 2024, 3.02% of the Trust’s total capital.

As of December 31, 2024, the directors and executive officers of the Managing Owner beneficially owned Interests as follows:

			Percentage of Unitholder
Name	Value of Interest		Interests
		Held
	Held Directly	Indirectly [1]	% Directly	% Indirectly

Harvey Beker	$0	$400,853	0.00%	0.13%

Gregg Buckbinder	$0	$920,302	0.00%	0.31%

Steven M. Felsenthal	$0	$587,195	0.00%	0.20%

Mark Fitzsimmons	$0	$5,033	0.00%	0.00%

Barry Goodman	$0	$270,770	0.00%	0.09%

Grant Smith	$0	$224	0.00%	0.00%

Ilon Wu	$0	$673,678	0.00%	0.23%

Michael Carter	$0	$134,477	0.00%	0.04%

Directors and executive officers of the Managing Owner as a group	$0	$2,992,532	0.00%	1.00%

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

None.

(d)    Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

See “Item 11. Executive Compensation” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”  The Trust allocated to the Managing Owner $3,357,561 (net of $206,170 Managing Owner commission rebate to Unitholders) in brokerage and management fees and $758 in profit share for the year ended December 31, 2024. The Managing Owner’s capital interest was allocated net income of $264,914 for the year ended December 31, 2024. The Trust allocated to the Managing Owner $4,120,192 (net of $455,884 Managing Owner commission rebate to Unitholders) in brokerage and management fees and $3,058 in profit share for the year ended December 31, 2023. The Managing Owner’s capital interest was allocated net loss of $110,399 for the year ended December 31, 2023. The Managing Owner has paid certain administrative expenses to third-parties on behalf of the Trust, related to legal, accounting, auditing, printing, postage and similar administrative expenses, and has been or will be reimbursed without interest by the Trust. The Trust is prohibited from making any loans.

Item 14.    Principal Accountant Fees and Services

(1)           Audit Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Trust’s financial statements and reviews of the financial statements included in the quarterly reports on Form 10-Q and in connection with the statutory and regulatory filings for the years ended December 31, 2024 and 2023 were approximately $91,000 and $90,000, respectively.

(2)           Audit-Related Fees

The Trust did not engage Deloitte & Touche LLP for internal control consulting services.

(3)           Tax Fees

The Trust did not engage Deloitte & Touche LLP for professional services for tax compliance, advice or planning services.

(4)           All Other Fees

There were no other fees for the years ended December 31, 2024 and 2023.

(5)           Pre-Approval Policies

The board of directors of the Managing Owner pre-approves the engagement of the Trust’s auditor for all services to be provided by the auditor.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1)    Financial Statements

The following are included with the 2024 Annual Report to Security Holders, a copy of which is filed herewith as Exhibit 13.01.

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

(a)(3)    Exhibits as required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Designation	Description

13.01	2024 Annual Report to Security Holders

31.01	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.03	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Operating Officer

31.04	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.01	Section 1350 Certification of Co-Chief Executive Officer

32.02	Section 1350 Certification of Co-Chief Executive Officer

32.03	Section 1350 Certification of President and Chief Operating Officer

32.04	Section 1350 Certification of Chief Financial Officer

97	Insider Trading Policy

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2025.

GLOBAL MACRO TRUST

By:	Millburn Ridgefield LLC,
Managing Owner

By:	/s/ Harvey Beker
Harvey Beker
Chairman (Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Managing Owner of the Registrant and in the capacities and on the date indicated.

Title with
Signature	Managing Owner	Date

/s/ Harvey Beker	Chairman	March 31, 2025
Harvey Beker	(Director)

/s/ Barry Goodman	Co-Chief Executive Officer	March 31, 2025
Barry Goodman	(Principal Executive Officer)

/s/ Grant N. Smith	Co-Chief Executive Officer	March 31, 2025
Grant N. Smith	(Principal Executive Officer)

/s/ Gregg Buckbinder	President and Chief Operating Officer	March 31, 2025
Gregg Buckbinder	(Principal Executive Officer)

/s/ Michael W. Carter	Vice President	March 31, 2025
Michael W. Carter	(Principal Accounting Officer)

/s/ Ilon Wu	Chief Financial Officer	March 31, 2025
Ilon Wu	(Principal Financial Officer)

(Being the principal executive officers, the principal financial officer and principal accounting officer, and a majority of the directors of Millburn Ridgefield LLC)

EXHIBIT INDEX

The following exhibits are included herewith.

Designation	Description

13.01	2024 Annual Report to Security Holders

31.01	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.03	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Operating Officer

31.04	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.01	Section 1350 Certification of Co-Chief Executive Officer

32.02	Section 1350 Certification of Co-Chief Executive Officer

32.03	Section 1350 Certification of President and Chief Operating Officer

32.04	Section 1350 Certification of Chief Financial Officer

97	Insider Trading Policy

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

1

Exhibit 13.1

.

Global Macro Trust (A Delaware Statutory Trust) Financial Statements as of and for the Years Ended December 31, 2024 and 2023, and Report of Independent Registered Public Accounting Firm

GLOBAL MACRO TRUST

AFFIRMATION OF MILLBURN RIDGEFIELD CORPORATION

In compliance with the Commodity Futures Trading Commission’s regulations, I hereby affirm that to the best of my knowledge and belief, the information contained in the Statements of Financial Condition of Global Macro Trust, including the Condensed Schedules of Investments, as of December 31, 2024 and 2023, and the related Statements of Operations, Changes in Trust Capital and Financial Highlights for each of the two years in the period ended December 31, 2024 are complete and accurate.

Gregg Buckbinder, President
Millburn Ridgefield Corporation
Managing Owner of Global Macro Trust

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112-0015 USA Tel: +1 212 492 4000 Fax: +1 212 489 1687 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders of Global Macro Trust:

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Global Macro Trust (the “Trust”), including the condensed schedules of investments, as of December 31, 2024 and 2023, the related statements of operations, changes in trust capital, and financial highlights for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2024 and 2023, results of its operations, changes in trust capital, and financial highlights for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on the Trust's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of December 31, 2024, by correspondence with the custodian and brokers. We believe that our audits provide a reasonable basis for our opinion.

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
March 21, 2025

We have served as the auditor of one or more Millburn Ridgefield Corporation investment companies since 2004.

GLOBAL MACRO TRUST

STATEMENTS OF FINANCIAL CONDITION
AS OF DECEMBER 31, 2024 AND 2023

	2024	2023
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes — at fair value (amortized cost
$14,444,514 and $15,512,210)	$ 14,460,346	$ 15,507,848
Net unrealized appreciation on open futures and forward currency contracts	547,665	268,713
Due from brokers	2,247,936	1,674,254
Cash denominated in foreign currencies (cost $165,305 and $820,615)	155,929	839,582

Total equity in trading accounts	17,411,876	18,290,397

INVESTMENTS IN U.S. TREASURY NOTES — at fair value (amortized cost
$50,602,203 and $56,320,592)	50,649,558	56,377,442

CASH AND CASH EQUIVALENTS	3,178,544	3,315,887

ACCRUED INTEREST RECEIVABLE	399,394	459,476

TOTAL	$ 71,639,372	$ 78,443,202

LIABILITIES AND TRUST CAPITAL

LIABILITIES:
Net unrealized depreciation on open futures and forward currency contracts	$ 44,821	$ 1,144,223
Due to brokers	-	3,580
Accrued management fees	125,023	154,448
Accrued installment selling commissions	126,251	122,139
Accrued trading costs	3,929	4,668
Redemptions payable to Unitholders	584,367	433,216
Redemptions payable to Managing Owner	300,726	2,741
Accrued expenses	89,421	93,508
Cash overdraft denominated in foreign currencies (cost $62,661 and $300,130)	61,192	306,242

Total liabilities	1,335,730	2,264,765

TRUST CAPITAL:
Managing Owner interest (1,832.327 and 1,966.591 units outstanding)	2,122,788	2,157,842
Series 1 Unitholders (35,025.439 and 42,174.214 units outstanding)	40,577,713	46,275,735
Series 3 Unitholders (6,225.709 and 6,820.101 units outstanding)	12,526,745	12,437,987
Series 4 Unitholders (3,405.239 and 3,889.504 units outstanding)	9,798,806	9,968,358
Series 5 Unitholders (2,856.504 and 3,164.075 units outstanding)	5,277,590	5,338,515

Total trust capital	70,303,642	76,178,437

TOTAL	$ 71,639,372	$ 78,443,202

NET ASSET VALUE PER UNIT OUTSTANDING:
Series 1 Unitholders	$ 1,158.52	$ 1,097.25
Series 3 Unitholders	$ 2,012.10	$ 1,823.72
Series 4 Unitholders	$ 2,877.57	$ 2,562.89
Series 5 Unitholders	$ 1,847.57	$ 1,687.23

See notes to financial statements

GLOBAL MACRO TRUST

CONDENSED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2024

	Net Unrealized
	Appreciation
	(Depreciation)	Net Unrealized
	as a % of	Appreciation
	Trust Capital	(Depreciation)
FUTURES AND FORWARD CURRENCY CONTRACTS

FUTURES CONTRACTS
Long futures contracts:
Currencies	(0.03)%	$ (18,511)
Energies	0.51	356,292
Interest rates	(0.10)	(73,997)
Livestock	0.00	600
Metals	(0.49)	(343,194)
Softs	0.04	31,407
Stock indices	(0.30)	(210,101)

Total long futures contracts	(0.37)	(257,504)

Short futures contracts:
Currencies	0.11	79,893
Energies	(0.06)	(42,117)
Grains	(0.09)	(67,712)
Interest rates:
5 Year U.S. Treasury Note (144 contracts, settlement date March 2025)	0.02	16,391
Other	(0.03)	(23,061)

Total interest rates	(0.01)	(6,670)

Metals	0.29	201,944
Softs	0.05	36,378
Stock indices	0.15	107,550

Total short futures contracts	0.44	309,266

TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	0.07	51,762

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(2.00)	(1,402,573)
Total short forward currency contracts	2.64	1,853,655

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	0.64	451,082

TOTAL	0.71%	$ 502,844

		(Continued)

GLOBAL MACRO TRUST

CONDENSED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2024

U. S. TREASURY NOTES
		Fair Value
Face		as a % of	Fair
Amount	Description	Trust Capital	Value

$22,821,000	U.S. Treasury notes, 2.000%, 02/15/2025	32.37%	$22,756,816
21,860,000	U.S. Treasury notes, 2.125%, 05/15/2025	30.85	21,690,500
20,949,000	U.S. Treasury notes, 2.000%, 08/15/2025	29.39	20,662,588

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $65,046,717)	92.61%	$65,109,904

See notes to financial statements			(Concluded)

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

		(Continued)

GLOBAL MACRO TRUST

CONDENSED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2023

U. S. TREASURY NOTES
		Fair Value
Face		as a % of	Fair
Amount	Description	Trust Capital	Value

$17,655,000	U.S. Treasury notes, 2.750%, 02/15/2024	23.10%	$17,599,138
18,693,000	U.S. Treasury notes, 2.500%, 05/15/2024	24.30	18,511,546
18,033,000	U.S. Treasury notes, 2.375%, 08/15/2024	23.29	17,738,907
18,449,000	U.S. Treasury notes, 2.250%, 11/15/2024	23.68	18,035,699

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $71,832,802)	94.37%	$71,885,290

See notes to financial statements			(Concluded)

GLOBAL MACRO TRUST

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2024 AND 2023

	2024	2023

INVESTMENT INCOME — Interest income, net	$ 3,815,387	$ 4,089,483

EXPENSES:
Brokerage and management fees:
Management fees	1,599,779	2,289,891
Installment selling commissions	1,644,484	1,894,771
Trading costs	319,468	391,414
Total brokerage and management fees	3,563,731	4,576,076

Administrative expenses	480,037	479,352
Custody fees and other expenses	22,993	23,676

Total expenses	4,066,761	5,079,104

Managing Owner commission rebate to unitholders	(206,170)	(455,884)

Net expenses	3,860,591	4,623,220

NET INVESTMENT LOSS	(45,204)	(533,737)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	4,797,197	(989,088)
Foreign exchange transaction	(94,685)	(133,094)
Net change in unrealized:
Futures and forward currency contracts	1,378,354	(6,215,232)
Foreign exchange translation	(20,762)	55,277
Net gains (losses) from U.S. Treasury notes:
Realized	3,647	(90,990)
Net change in unrealized	10,699	581,662

Total net realized and unrealized gains (losses)	6,074,450	(6,791,465)

NET INCOME (LOSS)	6,029,246	(7,325,202)

LESS PROFIT SHARE TO MANAGING OWNER	758	3,058

NET INCOME (LOSS) AFTER PROFIT SHARE TO
MANAGING OWNER	$ 6,028,488	$ (7,328,260)

Series 1 Unitholders	$ 61.27	$ (125.56)
Series 3 Unitholders	$ 188.38	$ (126.91)
Series 4 Unitholders	$ 314.68	$ (130.74)
Series 5 Unitholders	$ 160.34	$ (131.01)

See notes to financial statements

GLOBAL MACRO TRUST

STATEMENTS OF CHANGES IN TRUST CAPITAL
YEARS ENDED DECEMBER 31, 2024 AND 2023

									New Profit Memo
	Series 1 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Series 5 Unitholders		Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

TRUST CAPITAL — January 1, 2023	70,785,087	57,887.327	17,954,584	9,204.522	10,883,596	4,040.492	6,287,737	3,458.143	-	-	2,267,924	1,854.682	108,178,928

Subscriptions	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemptions	(19,251,215)	(15,907.880)	(4,508,887)	(2,384.341)	(400,278)	(150.988)	(512,168)	(294.068)	-	-	(2,741)	(2.787)	(24,675,289)
Transfers	-	-	(4,024)	(0.080)	-	-	4,024	-	-	-	-	-	-
Additional units allocated*	-	194.767	-	-	-	-	-	-	-	0.029	-	111.909	-
Net loss after profit share to
Managing Owner	(5,258,137)	-	(1,003,686)	-	(514,960)	-	(441,078)	-	(317)	-	(110,082)	-	(7,328,260)
Managing Owner’s profit share	-	-	-	-	-	-	-	-	3,058	2.758	-	-	3,058
Transfer of New Profit Memo Account
to Managing Owner	-	-	-	-	-	-	-	-	(2,741)	(2.787)	2,741	2.787	-

TRUST CAPITAL — December 31, 2023	46,275,735	42,174.214	12,437,987	6,820.101	9,968,358	3,889.504	5,338,515	3,164.075	-	-	2,157,842	1,966.591	76,178,437

Subscriptions	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemptions	(8,497,843)	(7,232.639)	(1,185,598)	(594.392)	(1,361,340)	(484.265)	(558,534)	(307.571)	-	-	(300,726)	(259.575)	(11,904,041)
Additional units allocated*	-	83.864	-	-	-	-	-	-	-	0.015	-	124.688	-
Net income (loss) after profit share to
Managing Owner	2,799,821	-	1,275,114	-	1,191,788	-	497,609	-	(32)	-	264,946	-	6,029,246
Managing Owner’s profit share	-	-	(758)	-	-	-	-	-	758	0.608	-	-	-
Transfer of New Profit Memo Account
to Managing Owner	-	-	-	-	-	-	-	-	(726)	(0.623)	726	0.623	-

TRUST CAPITAL — December 31, 2024	$ 40,577,713	35,025.439	$ 12,526,745	6,225.709	$ 9,798,806	3,405.239	$ 5,277,590	2,856.504	$ -	-	$ 2,122,788	1,832.327	$ 70,303,642

* Additional units are issued to Series 1 Unitholders who are charged less than a 7.0% brokerage fee and the Managing Owner. See note 3.

See notes to financial statements

GLOBAL MACRO TRUST

STATEMENTS OF FINANCIAL HIGHLIGHTS
YEARS ENDED DECEMBER 31, 2024 AND 2023

	2024				2023
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5

PER UNIT OPERATING PERFORMANCE (FOR A UNIT
OUTSTANDING THROUGHOUT THE YEAR)
Net income (loss) from operations:
Net investment income (loss) (a)	$(23.54)	$43.38	$111.06	$26.15	$(24.05)	$31.22	$91.24	$16.82
Net realized and unrealized gains (losses) on trading
of futures and forward currency contracts	84.52	144.51	202.84	133.64	(107.46)	(167.76)	(235.94)	(157.15)
Net gains from U.S. Treasury notes (a)	0.29	0.58	0.78	0.55	5.95	10.00	13.96	9.34

Net income (loss) from operations	61.27	188.47	314.68	160.34	(125.56)	(126.54)	(130.74)	(130.99)

Less: profit share allocated to Managing Owner	0.00	(0.09)	0.00	0.00	0.00	(0.37)	0.00	(0.02)
Net income (loss) after profit share allocation	61.27	188.38	314.68	160.34	(125.56)	(126.91)	(130.74)	(131.01)

Net asset value, beginning of year	1,097.25	1,823.72	2,562.89	1,687.23	1,222.81	1,950.63	2,693.63	1,818.24

Net asset value, end of year	$1,158.52	$2,012.10	$2,877.57	$1,847.57	$1,097.25	$1,823.72	$2,562.89	$1,687.23

RATIOS TO AVERAGE TRUST CAPITAL:

Net investment income (loss)	(2.00)%	2.18%	3.92%	1.42%	(2.09)%	1.66%	3.48%	0.96%

Total expenses	7.02%	2.83%	1.08%	3.59%	6.43%	2.68%	0.91%	3.42%
Profit share allocation	0.00	0.01	0.00	0.00	0.00	0.02	0.00	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	7.02%	2.84%	1.08%	3.59%	6.43%	2.70%	0.91%	3.42%

Total return before profit share allocation	5.58%	10.34%	12.28%	9.50%	(10.27)%	(6.49)%	(4.85)%	(7.21)%
Less profit share allocation	0.00	0.01	0.00	0.00	0.00	0.02	0.00	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	5.58%	10.33%	12.28%	9.50%	(10.27)%	(6.51)%	(4.85)%	(7.21)%

(a) See Note 7.

See notes to financial statements

Global Macro Trust

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 and 2023

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

The Trust is for U.S. GAAP purposes an investment company in accordance with FASB Codification 946 Financial Services – Investment Companies.

The Trust operates as a single operating segment. The Trust’s income, expenses, assets, and performance are regularly monitored and assessed as a whole by the Managing Owner, using the information presented in the ﬁnancial statements and ﬁnancial highlights.

Investments — The Trust records its transactions in futures and forward currency contracts and U.S. Treasury notes including related income and expenses on a trade date basis.

Open futures contracts are valued at quoted market values. Open forward currency contracts are valued at fair value which is based on pricing models that consider the time value of money and the current market and contractual prices of the underlying financial instruments. Brokerage commissions on futures contracts are expensed when contracts are opened. Realized gains (losses) and changes in unrealized appreciation (depreciation) on futures and forward currency contracts are recognized in the periods in which the contracts are closed or the changes in the value of open contracts occur and are included in net realized and unrealized gains (losses) in the Statements of Operations. Trading costs include actual trade execution, clearing costs, electronic platform trading costs and foreign currency prime brokerage fees.

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

Cash and Cash Equivalents — Cash includes cash held at JP Morgan Chase Bank, N.A. Cash equivalents includes investments in a JPMorgan 100% U.S. Treasury Securities Money Market Fund, that is readily convertible to cash and has an original maturity of 90 days or less.

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

Income Taxes (Topic 740) of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Trust recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Trust’s open tax years, 2021 to 2024, the Managing Owner has determined that no reserves for uncertain tax positions were required.

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

Spot currency contracts are valued based on current market prices (“Spot Price”). Forward currency contracts are valued based on pricing models that consider the Spot Price plus the financing cost or benefit (“Forward Point”). Forward Points from the quotation service providers are generally in periods of one month, two months, three months, six months, nine months and twelve months forward while the contractual forward delivery dates for the forward currency contracts traded by the Trust may be in between these periods. The Managing Owner’s policy to determine fair value for forward currency contracts involves first calculating the number of months from the date the forward currency contract is being valued to its maturity date (“Months to Maturity”), then identifying the forward currency contracts for the two forward months that are closest to the Months to Maturity (“Forward Month Contracts”). Linear interpolation is then performed between the dates of these two Forward Month Contracts to calculate the interpolated forward point. Model inputs can generally be verified and model selection does not involve significant management judgment. Such instruments are OTC traded and typically classified within Level 2 of the fair value hierarchy.

The following table represents the Trust’s investments by hierarchical level as of December 31, 2024 and 2023 in valuing the Trust’s investments at fair value. As of and during the years ended December 31, 2024 and 2023, the Trust held no assets or liabilities classified in Level 3.

Financial Assets and Liabilities at Fair Value as of December 31, 2024

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$ 65,109,904	$ -	$ 65,109,904
Short-term money market fund*	2,928,544	-	2,928,544
Exchange-traded futures contracts
Currencies	61,382	-	61,382
Energies	314,175	-	314,175
Grains	(67,712)	-	(67,712)
Interest rates	(80,667)	-	(80,667)
Livestock	600	-	600
Metals	(141,250)	-	(141,250)
Softs	67,785	-	67,785
Stock indices	(102,551)	-	(102,551)

Total exchange-traded futures contracts	51,762	-	51,762

Over-the-counter forward currency contracts	-	451,082	451,082

Total futures and forward currency contracts (2)	51,762	451,082	502,844

Total financial assets and liabilities at fair value	$ 68,090,210	$ 451,082	$ 68,541,292

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$ 14,460,346
Investments in U.S. Treasury notes			50,649,558
Total investments in U.S. Treasury notes			$ 65,109,904

(2)
Net unrealized appreciation on open futures and forward currency contracts			$ 547,665
Net unrealized depreciation on open futures and forward currency contracts			(44,821)
Total net unrealized appreciation on open futures and forward currency contracts			$ 502,844

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial Assets and Liabilities at Fair Value as of December 31, 2023

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$ 71,885,290	$ -	$ 71,885,290
Short-term money market fund*	3,065,887	-	3,065,887
Exchange-traded futures contracts
Currencies	(34,739)	-	(34,739)
Energies	(574,999)	-	(574,999)
Grains	56,670	-	56,670
Interest rates	(269,712)	-	(269,712)
Livestock	(1,480)	-	(1,480)
Metals	(14,549)	-	(14,549)
Softs	104,608	-	104,608
Stock indices	171,473	-	171,473

Total exchange-traded futures contracts	(562,728)	-	(562,728)

Over-the-counter forward currency contracts	-	(312,782)	(312,782)

Total futures and forward currency contracts (2)	(562,728)	(312,782)	(875,510)

Total financial assets and liabilities at fair value	$ 74,388,449	$ (312,782)	$ 74,075,667

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$ 15,507,848
Investments in U.S. Treasury notes			56,377,442
Total investments in U.S. Treasury notes			$ 71,885,290

(2)
Net unrealized appreciation on open futures and forward currency contracts			$ 268,713
Net unrealized depreciation on open futures and forward currency contracts			(1,144,223)
Total net unrealized depreciation on open futures and forward currency contracts			$ (875,510)

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

Series 1 Unitholders pay brokerage fees to the Managing Owner at the annual rate of up to 7.0% of their average month-end Net Assets Value (prior to reduction for accrued brokerage commissions or Profit Share), which includes Management Fees to the Managing Owner, trading costs paid to the Trust’s brokers, and up to 4% Installment selling commissions paid to Selling Agents. Series 1 Unitholders who made net capital investments into Series 1 of $100,000 or more or who had previously invested through asset-based fee or fixed fee investment programs are charged less than the annual brokerage rate of 7.0% as follows:

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

The Trust pays the Managing Owner a management fee of 1.75% per year of the Trust’s Net Asset Value (before management fee and profit share calculations) attributable to Series 3 Units. Series 3, 4 and 5 Units are also charged for their pro rata share of the Trust’s actual trading costs. Series 4 Unitholders are related-party investors and, therefore, are not charged a management fee.

The Trust pays the Managing Owner a management fee of 2.50% per year of the Trust’s Net Asset Value (before management fee and profit share calculations) attributable to Series 5 Units.

Per the Trust agreement, selling agents are prohibited from receiving amounts in excess of 9.5% of the gross offering proceeds of Series 1 units sold subsequent to August 12, 2009. During the years ended December 31, 2024 and 2023, the Managing Owner rebated to the Trust for the benefit of all holders of Series 1 Units, all amounts that would have otherwise been due to selling agents but for the 9.5% cap. Further, in certain cases, there are Series 1 units that remain outstanding, where there is no longer a selling agent associated with such units. Beginning in August 2014, the Managing Owner rebated such amounts to the Trust for the benefit of all holders of Series 1 Units. The total amounts rebated to the Trust for both of these items during the years ended December 31, 2024 and 2023, were $206,170, and $455,884, respectively, are presented in “Managing Owner commission rebate to unitholders” in the Statements of Operations.

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

4. DUE FROM/TO BROKERS

At December 31, 2024 and 2023, due from and due to brokers balances, if applicable, in the Statements of Financial Condition include net cash receivable from each broker and net cash payable to each broker, respectively. The due from broker balance also includes cash held as collateral at Bank of America, N.A.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk is normally reduced to the extent that an exchange or clearing organization acts as a counterparty to futures transactions since typically the collective credit of the members of the exchange is pledged to support the financial integrity of the exchange. In the case of OTC transactions, the Trust must rely solely on the credit of the individual counterparties. The contract amounts of the forward and futures contracts do not represent the Trust’s risk of loss due to counterparty nonperformance. The Trust’s exposure to credit risk associated with counterparty nonperformance of these forward currency contracts includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition, plus the value of margin or collateral held in cash and U.S. Treasury Notes by the counterparty. The amount of such credit risk was $7,700,597 and $8,641,436 at December 31, 2024 and 2023, respectively.

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

Net unrealized appreciation (depreciation) on futures and forward currency contracts by settlement currency type, denominated in U.S. dollars, is detailed below:

	As of December 31,
	2024		2023
	Total Net		Total Net
	Unrealized		Unrealized
	Appreciation	Percent	Appreciation	Percent
Currency Type	(Depreciation)	of Total	(Depreciation)	of Total

Australian dollar	$ (2,272)	(0.45)%	$ (26,935)	3.08%
Brazilian real	104,214	20.72	9,803	(1.12)
British pound	(14,642)	(2.91)	23,652	(2.70)
Canadian dollar	12,112	2.41	9,304	(1.06)
Euro	(32,994)	(6.56)	(116,901)	13.35
Hong Kong dollar	(7,074)	(1.41)	(1,287)	0.15
Japanese yen	(87,887)	(17.48)	4,892	(0.56)
Korean won	-	-	56,839	(6.49)
Malaysian ringgit	3,539	0.70	(2,431)	0.28
Singapore dollar	(3,820)	(0.76)	6,627	(0.76)
South African rand	(4,300)	(0.86)	(108)	0.01
Thai baht	236	0.05	(2,689)	0.31
U.S. dollar	535,732	106.55	(836,276)	95.51

Total	$ 502,844	100.00%	$ (875,510)	100.00%

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

The Trust engages in the speculative trading of futures and forward contracts on agricultural commodities, currencies, energies, interest rates, metals and stock indices. The following were the primary trading risk exposures of the Trust at December 31, 2024 and 2023 by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at December 31, 2024 and 2023. Fair value, below, is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at December 31, 2024

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$ -	$ (18,511)	$ 80,543	$ (650)	$ 61,382
Energies	360,265	(3,973)		(42,117)	314,175
Grains	-	-	14,946	(82,658)	(67,712)
Interest rates	13,627	(87,624)	152,124	(158,794)	(80,667)
Livestock	600		-	-	600
Metals	25,426	(368,620)	219,654	(17,710)	(141,250)
Softs	42,888	(11,481)	36,389	(11)	67,785
Stock indices	43,274	(253,375)	121,013	(13,463)	(102,551)

Total futures contracts	486,080	(743,584)	624,669	(315,403)	51,762

Forward currency contracts	10,692	(1,413,265)	1,867,659	(14,004)	451,082

Total futures and
forward currency contracts	$ 496,772	$ (2,156,849)	$ 2,492,328	$ (329,407)	$ 502,844

Fair Value of Futures and Forward Currency Contracts at December 31, 2023

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$ 5,413	$ (7,620)	$ 3,145	$ (35,677)	$ (34,739)
Energies	-	(364,739)	39,651	(249,911)	(574,999)
Grains	-		108,658	(51,988)	56,670
Interest rates	462,107	(48,624)	57,157	(740,352)	(269,712)
Livestock	-	(2,070)	590	-	(1,480)
Metals	425,602	(46,336)	44,301	(438,116)	(14,549)
Softs		(8,606)	116,155	(2,941)	104,608
Stock indices	140,173	(33,243)	72,945	(8,402)	171,473

Total futures contracts	1,033,295	(511,238)	442,602	(1,527,387)	(562,728)

Forward currency contracts	1,772,495	(73,677)	75,859	(2,087,459)	(312,782)

Total futures and
forward currency contracts	$ 2,805,790	$ (584,915)	$ 518,461	$ (3,614,846)	$ (875,510)

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the years ended 2024 and 2023 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below:

Trading gains (losses) of futures and forward currency contracts for the years ended 2024 and 2023

Sector	2024	2023

Futures contracts:
Currencies	$ 646,177	$ 213,504
Energies	(2,119,317)	(3,510,725)
Grains	972,839	(40,356)
Interest rates	2,456,649	(3,843,596)
Livestock	(109,490)	24,920
Metals	(685,396)	(229,183)
Softs	(67,962)	(72,981)
Stock indices	3,659,072	1,083,978

Total futures contracts	4,752,572	(6,374,439)

Forward currency contracts	1,422,979	(829,881)

Total futures and forward currency contracts	$ 6,175,551	$ (7,204,320)

The following table presents average notional value by sector in U.S. dollars of open futures and forward currency contracts for the years ended December 31, 2024 and 2023. The Trust’s average net asset value for the years ended 2024 and 2023 was approximately $76,000,000, and $94,000,000, respectively.

	2024		2023
Sector	Long Positions	Short Positions	Long Positions	Short Positions

Futures contracts:
Currencies	$ 1,275,218	$ 10,817,673	$ 1,794,479	$ 5,210,842
Energies	11,579,779	2,199,548	15,908,745	1,851,858
Grains	567,905	5,000,355	2,676,115	4,354,788
Interest rates	33,320,151	86,444,593	18,187,537	139,166,974
Livestock	83,884	317,198	421,762	143,528
Metals	5,167,778	2,754,477	1,347,073	5,847,805
Softs	957,536	771,607	652,101	1,712,398
Stock indices	29,039,161	10,735,465	27,450,507	20,199,674

Total futures
contracts	81,991,412	119,040,916	68,438,319	178,487,867

Forward currency
contracts	14,084,198	43,619,609	28,190,254	27,015,159

Total average
notional	$ 96,075,610	$ 162,660,525	$ 96,628,573	$ 205,503,026

Notional values in the interest rate sector were calculated by converting the notional value in local currency of all open interest rate futures positions to 10-year equivalent fixed income instruments, translated to U.S. dollars at each quarter-end during 2024 and 2023. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the Managing Owner believes it is a more meaningful representation of notional values of the Trust’s open interest rate positions.

The following tables summarize the valuation of the Trust’s investments by counterparty as of December 31, 2024 and 2023.

Offsetting of derivative assets and liabilities at December 31, 2024

	Gross amounts of recognized Assets	Gross amounts offset in the Statements of Financial Condition	Net amounts of Assets presented in the Statements of Financial Condition
Assets
Futures contracts
Counterparty C	$ 280,971	$ (195,687)	$ 85,284
Counterparty J	186,425	(175,126)	11,299
Total futures contracts	$ 467,396	$ (370,813)	$ 96,583

Forward currency contracts
Counterparty G	834,462	(513,970)	320,492
Counterparty K	1,043,889	(913,299)	130,590
Total forward currency contracts	1,878,351	(1,427,269)	451,082

Total assets	$ 2,345,747	$ (1,798,082)	$ 547,665

	Gross amounts of recognized Liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of Liabilities presented in the Statement of Financial Condition
Liabilities
Futures contracts
Counterparty L	$ 688,174	$ (643,353)	$ 44,821

Total liabilities	$ 688,174	$ (643,353)	$ 44,821

		Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net amounts of Assets presented in the Statements of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$ 85,284	$ -	$ (85,284)	$ -
Counterparty G	320,492	-	-	320,492
Counterparty J	11,299	-	(11,299)	-
Counterparty K	130,590	-	-	130,590

Total	$ 547,665	$ -	$ (96,583)	$ 451,082

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount

Counterparty L	$ 44,821	$ -	$ (44,821)	$ -

Total	$ 44,821	$ -	$ (44,821)	$ -

(1) Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange.
(2) Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets presented in the
Statements of Financial Condition, for each respective counterparty.
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of December 31, 2024.

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

7. FINANCIAL HIGHLIGHTS

Unit operating performance for Series 1, 3, 4 and 5 Units is calculated monthly for each Series based on the beginning and ending Net Asset Value per unit and aggregated. An individual Unitholder’s per unit operating performance may vary based on the timing of capital transactions and differences in individual Unitholder’s brokerage fee (for Series 1), management fee (for series 3, 4 and 5) and profit share allocation arrangements.

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

The investment expenses used to calculate the expense ratio, net investment income/loss ratio, and net investment/loss per share include trading costs. This reflects the fee structure of Series 1, where actual trading costs are paid from the fixed fee to the Managing Owner.

8. REDEMPTION PAYABLE TO MANAGING OWNER

At December 31, 2024 and 2023, redemption payable were $300,726 (of which $726 was related to profit share earned during the year) and $2,741 (of which $2,741 was related to profit share earned during the year), respectively.

9. SUBSEQUENT EVENTS

On January 29, 2025, the owners of the Managing Owner transferred their shares to a newly formed Subchapter S holding company, Millburn Capital LLC ("Millburn Capital"). As a result of this transfer, Millburn Capital owns 100% of the Managing Owner, and the existing Managing Owner shareholders indirectly own the Managing Owner in the same percentages as prior to the restructuring.

On January 30, 2025, the Managing Owner converted to a limited liability company by the name of Millburn Ridgefield LLC ("MRLLC"). All contact and other information remain the same. All contracts and agreements in the name of the Managing Owner will automatically be assigned to MRLLC and MRLLC will assume all rights and obligations of the Managing Owner.

The Managing Owner has performed its evaluation of subsequent events through March 21, 2025, the date the financial statements were issued. Based on such evaluation, no further events were discovered that required adjustment to or disclosure in the financial statements.

.