Form 10-Q
period 2025-03-31
GLOBAL MACRO TRUST
filed 2025-05-14
CIK 1145765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:   March 31, 2025

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-50102

GLOBAL MACRO TRUST
(Exact name of registrant as specified in its charter)

Delaware	36-7362830
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o MILLBURN RIDGEFIELD LLC

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
As of and for the three months ended March 31, 2025 and 2024 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Trust Capital (b)	7
Statements of Financial Highlights (b)	9
Notes to the Financial Statements	10

(a) At March 31, 2025 (unaudited) and December 31, 2024
(b) As of and for the three months ended March 31, 2025 and 2024 (unaudited)

Global Macro Trust
Statements of Financial Condition

	March 31, 2025 (unaudited)	December 31, 2024
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes – at fair value
(amortized cost $15,633,457 and $14,444,514)	$15,638,282	$14,460,346
Net unrealized appreciation on open futures and
forward currency contracts	679,668	547,665
Due from brokers, net	1,922,472	2,247,936
Cash denominated in foreign currencies (cost $149,051
and $165,305)	149,580	155,929
Total equity in trading accounts	18,390,002	17,411,876

INVESTMENTS IN U.S. TREASURY NOTES – at fair value
(amortized cost $49,470,654 and $50,602,203)	49,498,376	50,649,558
CASH AND CASH EQUIVALENTS	2,216,626	3,178,544
ACCRUED INTEREST RECEIVABLE	437,505	399,394
TOTAL	$70,542,509	$71,639,372

LIABILITIES AND TRUST CAPITAL
LIABILITIES:
Net unrealized depreciation on open futures and forward currency contracts	$787,624	$44,821
Due to Managing Owner	19,916	-
Accrued management fees	120,386	125,023
Accrued installment selling commissions	121,929	126,251
Accrued trade execution and clearing costs	3,802	3,929
Redemptions payable to Unitholders	494,559	584,367
Redemption payable to Managing Owner	-	300,726
Accrued expenses	129,911	89,421
Cash overdraft denominated in foreign currencies (cost $0 and $62,661)	-	61,192
Total liabilities	1,678,127	1,335,730

TRUST CAPITAL:
Managing Owner interest (1,860.919 and 1,832.327 units outstanding)	2,142,867	2,122,788
Series 1 Unitholders (34,260.616 and 35,025.439 units outstanding)	39,451,411	40,577,713
Series 3 Unitholders (6,110.872 and 6,225.709 units outstanding)	12,357,755	12,526,745
Series 4 Unitholders (3,372.747 and 3,405.239 units outstanding)	9,797,105	9,798,806
Series 5 Unitholders (2,759.906 and 2,856.504 units outstanding)	5,115,244	5,277,590
Total trust capital	68,864,382	70,303,642

TOTAL	$70,542,509	$71,639,372

NET ASSET VALUE PER UNIT OUTSTANDING:
Series 1 Unitholders	$1,151.51	$1,158.52
Series 3 Unitholders	$2,022.26	$2,012.10
Series 4 Unitholders	$2,904.79	$2,877.57
Series 5 Unitholders	$1,853.41	$1,847.57

See notes to financial statements (unaudited)

Global Macro Trust
Condensed Schedule of Investments (unaudited)
March 31, 2025

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Currencies	(0.01)%	$(7,495)
Energies	1.14	783,114
Grains	0.00	2,425
Interest rates:
2 Year U.S. Treasury Note (68 contracts, settlement date June 2025)	0.03	17,235
5 Year U.S. Treasury Note (38 contracts, settlement date June 2025)	0.01	5,789
10 Year U.S. Treasury Note (31 contracts, settlement date June 2025)	0.03	16,906
30 Year U.S. Treasury Bond (4 contracts, settlement date June 2025)	0.00	2,500
Other	0.38	264,523

Total interest rates	0.45	306,953

Livestock	0.00	2,860
Metals	0.09	58,714
Softs	(0.05)	(31,385)
Stock indices	(0.91)	(623,966)

Total long futures contracts	0.71	491,220

Short futures contracts:
Currencies	0.01	4,599
Energies	0.00	2,728
Grains	0.05	31,809
Interest rates	(0.23)	(158,105)
Metals	0.18	120,469
Softs	0.00	485

Total short futures contracts	0.01	1,985

TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	0.72	493,205

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.25)	(168,814)
Total short forward currency contracts	(0.63)	(432,347)

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	(0.88)	(601,161)

TOTAL	(0.16)%	$(107,956)

		(Continued)

Global Macro Trust
Condensed Schedule of Investments (unaudited)
March 31, 2025
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$21,860,000	U.S. Treasury notes, 2.125%, 05/15/2025	31.66%	$21,801,934
20,949,000	U.S. Treasury notes, 2.000%, 08/15/2025	30.17	20,772,243
22,821,000	U.S. Treasury notes, 2.250%, 11/15/2025	32.76	22,562,481
	Total investments in U.S. Treasury notes
	(amortized cost $65,104,111)	94.59%	$65,136,658

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2024

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Currencies	(0.03)%	$(18,511)
Energies	0.51	356,292
Interest rates	(0.10)	(73,997)
Livestock	0.00	600
Metals	(0.49)	(343,194)
Softs	0.04	31,407
Stock indices	(0.30)	(210,101)

Total long futures contracts	(0.37)	(257,504)

Short futures contracts:
Currencies	0.11	79,893
Energies	(0.06)	(42,117)
Grains	(0.09)	(67,712)
Interest rates:
5 Year U.S. Treasury Note (144 contracts, settlement date March 2025)	0.02	16,391
Other	(0.03)	(23,061)

Total interest rates	(0.01)	(6,670)

Metals	0.29	201,944
Softs	0.05	36,378
Stock indices	0.15	107,550

Total short futures contracts	0.44	309,266

TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	0.07	51,762

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(2.00)	(1,402,573)
Total short forward currency contracts	2.64	1,853,655
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	0.64	451,082

TOTAL	0.71%	$502,844

		(Continued)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2024
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$22,821,000	U.S. Treasury notes, 2.000%, 02/15/2025	32.37%	$22,756,816
21,860,000	U.S. Treasury notes, 2.125%, 05/15/2025	30.85	21,690,500
20,949,000	U.S. Treasury notes, 2.000%, 08/15/2025	29.39	20,662,588
	Total investments in U.S. Treasury notes
	(amortized cost $65,046,717)	92.61%	$65,109,904

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Statements of Operations (unaudited)

	For the three months ended
	March 31, 2025	March 31, 2024
INVESTMENT INCOME:
Interest income, net	$794,638	$997,135

EXPENSES:
Brokerage and management fees:
Management fees	369,674	435,474
Installment selling commissions	370,622	420,224
Trade execution and clearing costs	64,036	89,360
Total brokerage and management fees	804,332	945,058

Administrative expenses	106,384	113,010
Custody fees and other expenses	4,875	8,384
Total expenses	915,591	1,066,452

Managing Owner commission rebate to Unitholders	(46,930)	(52,183)

Net expenses	868,661	1,014,269

NET INVESTMENT LOSS	(74,023)	(17,134)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	689,770	4,321,194
Foreign exchange transactions	(8,918)	(14,962)
Net change in unrealized:
Futures and forward currency contracts	(610,800)	1,643,849
Foreign exchange translation	8,436	(12,377)
Net losses from U.S. Treasury notes:
Realized	-	(2,832)
Net change in unrealized	(30,640)	(69,482)
TOTAL NET REALIZED AND UNREALIZED GAINS	47,848	5,865,390

NET INCOME (LOSS)	(26,175)	5,848,256
LESS PROFIT SHARE TO (FROM) MANAGING OWNER	-	-
NET INCOME (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER	$(26,175)	$5,848,256

NET INCOME (LOSS) PER UNIT OUTSTANDING
Series 1 Unitholders	$(7.01)	$78.56
Series 3 Unitholders	$10.16	$152.13
Series 4 Unitholders	$27.22	$225.97
Series 5 Unitholders	$5.84	$137.31

See notes to financial statements (unaudited)

Global Macro Trust
Statements of Changes in Trust Capital (unaudited)

For the three months ended March 31, 2025:
									New Profit
	Series 1 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Series 5 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2025	$40,577,713	35,025.439	$12,526,745	6,225.709	$9,798,806	3,405.239	$5,277,590	2,856.504	$-	-	$2,122,788	1,832.327	$70,303,642
Subscriptions	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemptions	(906,061)	(782.874)	(233,329)	(114.837)	(94,659)	(32.492)	(179,036)	(96.598)	-	-	-	-	(1,413,085)
Addt'l units allocated *	-	18.051	-	-	-	-	-	-	-	-	-	28.592	-
Net income (loss)
before profit share to Managing Owner	(220,241)	-	64,339	-	92,958	-	16,690	-	-	-	20,079	-	(26,175)
Profit share to Managing Owner:	-	-	-	-	-	-	-	-	-	-	-	-	-
Transfer of New Profit Memo
Account to Managing Owner	-	-	-	-	-	-	-	-	-	-	-	-	-
Trust capital at
March 31, 2025	$39,451,411	34,260.616	$12,357,755	6,110.872	$9,797,105	3,372.747	$5,115,244	2,759.906	$-	-	$2,142,867	1,860.919	$68,864,382

Net asset value per unit outstanding
at March 31, 2025:	$1,151.51		$2,022.26		$2,904.79		$1,853.41

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and to the Managing Owner.													(Continued)

See notes to financial statements (unaudited)

Global Macro Trust
Statements of Changes in Trust Capital (unaudited)

For the three months ended March 31, 2024:
									New Profit
	Series 1 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Series 5 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2024	$46,275,735	42,174.214	$12,437,987	6,820.101	$9,968,358	3,889.504	$5,338,515	3,164.075	$-	-	$2,157,842	1,966.591	$76,178,437
Subscriptions	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemptions	(4,016,499)	(3,433.081)	(434,308)	(220.166)	(870,412)	(312.387)	(404,035)	(227.201)	-	-	-	-	(5,725,254)
Addt'l units allocated *	-	22.104	-	-	-	-	-	-	-	-	-	30.415	-
Net income
before profit share to Managing Owner	3,319,087	-	1,036,826	-	878,121	-	423,964	-	-	-	190,258	-	5,848,256
Profit share to Managing Owner:	-	-	-	-	-	-	-	-	-	-	-	-	-
Transfer of New Profit Memo
Account to Managing Owner	-	-	-	-	-	-	-	-	-	-	-	-	-
Trust capital at
March 31, 2024	$45,578,323	38,763.237	$13,040,505	6,599.935	$9,976,067	3,577.117	$5,358,444	2,936.874	$-	-	$2,348,100	1,997.006	$76,301,439

Net asset value per unit outstanding
at March 31, 2024:	$1,175.81		$1,975.85		$2,788.86		$1,824.54

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and to the Managing Owner.

See notes to financial statements (unaudited)													(Concluded)

Global Macro Trust
Statements of Financial Highlights (unaudited)
For the three months ended March 31:	2025				2024
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5
Net income (loss) from operations:
Net investment income (loss)	$ (7.14)	$ 8.97	$ 25.58	$ 4.74	$ (5.72)	$ 10.68	$ 26.97	$ 6.49
Net realized and unrealized gains on trading of futures and forward currency contracts	0.64	2.07	2.91	1.91	85.34	143.20	201.49	132.43
Net losses from U.S. Treasury obligations	(0.51)	(0.88)	(1.27)	(0.81)	(1.06)	(1.75)	(2.49)	(1.61)
Profit share allocated (to) from Managing Owner	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Net income (loss) per unit	$ (7.01)	$ 10.16	$ 27.22	$ 5.84	$ 78.56	$ 152.13	$ 225.97	$ 137.31

Net asset value per unit, beginning of period	1,158.52	2,012.10	2,877.57	1,847.57	1,097.25	1,823.72	2,562.89	1,687.23

Net asset value per unit, end of period	$ 1,151.51	$ 2,022.26	$ 2,904.79	$ 1,853.41	$ 1,175.81	$ 1,975.85	$ 2,788.86	$ 1,824.54
Total return and ratios for the three months ended March 31:	2025				2024
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5
RATIOS TO AVERAGE CAPITAL:
Net investment income (loss) (a)	(2.47)%	1.78%	3.52%	1.02%	(1.98)%	2.20%	3.95%	1.45%
Total expenses (a)	7.01%	2.74%	0.99%	3.50%	7.00%	2.81%	1.06%	3.57%
Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	7.01%	2.74%	0.99%	3.50%	7.00%	2.81%	1.06%	3.57%
Total return before profit share allocation (b)	(0.61)%	0.50%	0.95%	0.32%	7.16%	8.34%	8.82%	8.14%
Less: Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	(0.61)%	0.50%	0.95%	0.32%	7.16%	8.34%	8.82%	8.14%
(a) Annualized. Ratios are net Managing Owner commission rebate.
(b) Not annualized.
See notes to financial statements (unaudited)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Global Macro Trust’s (the “Trust”) financial condition at March 31, 2025 (unaudited) and December 31, 2024 (audited) and the results of its operations for the three months ended March 31, 2025 and 2024 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2024. The December 31, 2024 information has been derived from the audited financial statements as of December 31, 2024.

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

Income Taxes (Topic 740) of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Trust recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Trust’s open tax years, 2021 to 2024, Millburn Ridgefield LLC (the “Managing Owner”) determined that no reserves for uncertain tax positions were required.

Investment Company Status: The Trust is for U.S. GAAP purposes an investment company in accordance with FASB Codification 946 Financial Services – Investment Companies.

There have been no material changes with respect to the Trust's critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Trust's Annual Report on Form 10-K for fiscal year 2024.

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

The following tables represent the Trust’s investments by hierarchical level as of March 31, 2025 and December 31, 2024 in valuing the Trust’s investments at fair value. During the three and twelve months ended March 31, 2025 and December 31, 2024, the Trust held no assets or liabilities in Level 3. At March 31, 2025 and December 31, 2024, the Trust held no assets or liabilities classified as Level 3.

Financial Assets and Liabilities at Fair Value as of March 31, 2025

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$65,136,658	$-	$65,136,658
Short-term money market fund*	1,966,626	-	1,966,626
Exchange-traded futures contracts
Currencies	(2,896)	-	(2,896)
Energies	785,842	-	785,842
Grains	34,234	-	34,234
Interest rates	148,848	-	148,848
Livestock	2,860	-	2,860
Metals	179,183	-	179,183
Softs	(30,900)	-	(30,900)
Stock indices	(623,966)	-	(623,966)

Total exchange-traded futures contracts	493,205	-	493,205

Over-the-counter forward currency contracts	-	(601,161)	(601,161)

Total futures and forward currency contracts (2)	493,205	(601,161)	(107,956)

Total financial assets and liabilities at fair value	$67,596,489	$(601,161)	$66,995,328

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$15,638,282
Investments in U.S. Treasury notes held in custody			49,498,376
Total investments in U.S. Treasury notes			$65,136,658

(2)
Net unrealized appreciation on open futures and forward currency contracts			$679,668
Net unrealized depreciation on open futures and forward currency contracts			(787,624)
Total net unrealized depreciation on open futures and forward currency contracts			$(107,956)

*The short-term money market fund is included in Cash and Cash Equivalents in the Statements of Financial Condition.

Financial Assets and Liabilities at Fair Value as of December 31, 2024

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$65,109,904	$-	$65,109,904
Short-term money market fund*	2,928,544	-	2,928,544
Exchange-traded futures contracts
Currencies	61,382	-	61,382
Energies	314,175	-	314,175
Grains	(67,712)	-	(67,712)
Interest rates	(80,667)	-	(80,667)
Livestock	600	-	600
Metals	(141,250)	-	(141,250)
Softs	67,785	-	67,785
Stock indices	(102,551)	-	(102,551)

Total exchange-traded futures contracts	51,762	-	51,762

Over-the-counter forward currency contracts	-	451,082	451,082

Total futures and forward currency contracts (2)	51,762	451,082	502,844

Total financial assets and liabilities at fair value	$68,090,210	$451,082	$68,541,292

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$14,460,346
Investments in U.S. Treasury notes held in custody			50,649,558
Total investments in U.S. Treasury notes			$65,109,904

(2)
Net unrealized appreciation on open futures and forward currency contracts			$547,665
Net unrealized depreciation on open futures and forward currency contracts			(44,821)
Total net unrealized appreciation on open futures and forward currency contracts			$502,844

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

The Trust engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Trust at March 31, 2025, by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at March 31, 2025 and December 31, 2024. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at March 31, 2025

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$60	$(7,555)	$7,209	$(2,610)	$(2,896)
Energies	783,114	-	2,728	-	785,842
Grains	2,488	(63)	39,509	(7,700)	34,234
Interest rates	307,534	(581)	36,804	(194,909)	148,848
Livestock	3,410	(550)	220	(220)	2,860
Metals	254,008	(195,294)	181,234	(60,765)	179,183
Softs	5,231	(36,616)	6,350	(5,865)	(30,900)
Stock indices	94,685	(718,651)	-	-	(623,966)

Total futures contracts	1,450,530	(959,310)	274,054	(272,069)	493,205

Forward currency contracts	542,234	(711,048)	536,211	(968,558)	(601,161)

Total futures and
forward currency contracts	$1,992,764	$(1,670,358)	$810,265	$(1,240,627)	$(107,956)

Fair Value of Futures and Forward Currency Contracts at December 31, 2024

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$-	$(18,511)	$80,543	$(650)	$61,382
Energies	360,265	(3,973)	-	(42,117)	314,175
Grains	-	-	14,946	(82,658)	(67,712)
Interest rates	13,627	(87,624)	152,124	(158,794)	(80,667)
Livestock	600	-	-	-	600
Metals	25,426	(368,620)	219,654	(17,710)	(141,250)
Softs	42,888	(11,481)	36,389	(11)	67,785
Stock indices	43,274	(253,375)	121,013	(13,463)	(102,551)

Total futures contracts	486,080	(743,584)	624,669	(315,403)	51,762

Forward currency contracts	10,692	(1,413,265)	1,867,659	(14,004)	451,082

Total futures and
forward currency contracts	$496,772	$(2,156,849)	$2,492,328	$(329,407)	$502,844

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three months ended March 31, 2025 and 2024 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below:

Trading gains (losses) of futures and forward currency contracts for the three months ended March 31, 2025 and 2024

	Three months ended:	Three months ended:
Sector	March 31, 2025	March 31, 2024

Futures contracts:
Currencies	$(297,932)	$226,670
Energies	485,430	2,196,561
Grains	(82,152)	430,371
Interest rates	218,697	3,044,824
Livestock	(13,150)	(9,200)
Metals	727,758	(364,294)
Softs	90,201	(442,891)
Stock indices	(124,971)	64,764

Total futures contracts	1,003,881	5,146,805

Forward currency contracts	(924,911)	818,238

Total futures and forward currency contracts	$78,970	$5,965,043

The following table presents average notional value by sector in U.S. dollars of open futures and forward currency contracts for the three months ended March 31, 2025 and 2024. The Trust’s average net asset value for the three months ended March 31, 2025 and 2024 was approximately $70,000,000 and $79,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the three months ended March 31, 2025 and 2024

	2025		2024
Sector	Long Positions	Short Positions	Long Positions	Short Positions

Futures contracts:
Currencies	$1,161,997	$4,718,378	$1,699,414	$5,177,191
Energies	17,297,877	378,305	13,256,979	3,393,542
Grains	80,550	3,854,399	1,248,963	4,120,680
Interest rates	37,374,108	58,192,765	24,686,563	97,350,959
Livestock	323,430	38,110	171,390	202,550
Metals	7,722,501	559,795	2,913,279	4,148,759
Softs	1,301,504	628,498	571,944	1,032,438
Stock indices	41,748,110	3,231,476	28,427,613	10,892,631

Total futures
contracts	107,010,077	71,601,726	72,976,145	126,318,750

Forward currency
contracts	16,710,282	19,919,180	19,132,479	21,281,515

Total average
notional	$123,720,359	$91,520,906	$92,108,624	$147,600,265

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at March 31, 2025 and 2024. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the Managing Owner believes it is a more meaningful representation of notional values of the Trust’s open interest rate positions.

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

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of March 31, 2025 and December 31, 2024.

Offsetting of derivative assets and liabilities at March 31, 2025

	Gross amounts of recognized assets	Gross amounts offset in the Statements of Financial Condition	Net amounts of assets presented in the Statements of Financial Condition
Assets
Futures contracts
Counterparty J	$440,750	$(262,131)	$178,619
Counterparty L	1,134,210	(633,161)	501,049

Total assets	$1,574,960	$(895,292)	$679,668
			(Continued)

	Gross amounts of recognized liabilities	Gross amounts offset in the Statements of Financial Condition	Net amounts of liabilities presented in the Statements of Financial Condition
Liabilities
Futures contracts
Counterparty C	$336,087	$(149,624)	$186,463
Total futures contracts	336,087	(149,624)	186,463

Forward currency contracts
Counterparty G	731,347	(283,062)	448,285
Counterparty K	948,259	(795,383)	152,876
Total forward currency contracts	1,679,606	(1,078,445)	601,161

Total liabilities	$2,015,693	$(1,228,069)	$787,624
			(Concluded)

		Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net amounts of assets presented in the Statements of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty J	$178,619	$-	$(178,619)	$-
Counterparty L	501,049	-	(501,049)	-

Total	$679,668	$-	$(679,668)	$-

		Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net amounts of liabilities presented in the Statements of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount

Counterparty C	$186,463	$-	$(186,463)	$-
Counterparty G	448,285	-	(448,285)	-
Counterparty K	152,876	-	(152,876)	-

Total	$787,624	$-	$(787,624)	$-

(1) Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange.
(2) Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets and liabilities presented in the Statements of Financial Condition for each respective counterparty.
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of March 31, 2025.

Offsetting of derivative assets and liabilities at December 31, 2024

	Gross amounts of recognized assets	Gross amounts offset in the Statements of Financial Condition	Net amounts of assets presented in the Statements of Financial Condition
Assets
Futures contracts
Counterparty C	$280,971	$(195,687)	$85,284
Counterparty J	186,425	(175,126)	11,299
Total futures contracts	467,396	(370,813)	96,583

Forward currency contracts
Counterparty G	834,462	(513,970)	320,492
Counterparty K	1,043,889	(913,299)	130,590
Total forward currency contracts	1,878,351	(1,427,269)	451,082

Total assets	$2,345,747	$(1,798,082)	$547,665

	Gross amounts of recognized liabilities	Gross amounts offset in the Statements of Financial Condition	Net amounts of liabilities presented in the Statements of Financial Condition
Liabilities
Futures contracts
Counterparty L	$688,174	$(643,353)	$44,821

Total liabilities	$688,174	$(643,353)	$44,821

		Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net amounts of assets presented in the Statements of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$85,284	$-	$(85,284)	$-
Counterparty G	320,492	-	-	320,492
Counterparty J	11,299	-	(11,299)	-
Counterparty K	130,590	-	-	130,590

Total	$547,665	$-	$(96,583)	$451,082

		Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net amounts of liabilities presented in the Statements of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount

Counterparty L	$44,821	$-	$(44,821)	$-

Total	$44,821	$-	$(44,821)	$-

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

The Trust’s forward currency trading activities are cleared through DB and BA. The Trust’s concentration of credit risk associated with DB or BA nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB and BA. The amount of such credit risk was $7,129,907 and $7,700,597 at March 31, 2025 and December 31, 2024, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three months ended March 31, 2025 and 2024. Profit share earned (from Unitholders' redemptions) is credited to the New Profit Memo Account as defined in the Trust’s Declaration of Trust and Trust Agreement (the “Trust Agreement”).

Three months ended:
	March 31,	March 31,
	2025	2024
Profit share earned	$-	$-
Profit share accrued	-	-
Total profit share	$-	$-

5. RELATED PARTY TRANSACTIONS

The Trust pays all routine expenses, such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee's fees, the charges of an outside accounting services agency and the expenses of updating the Trust's Prospectus), as well as extraordinary costs. At March 31, 2025 and December 31, 2024, the Managing Owner is owed $19,916 and $0, respectively, from the Trust in connection with such expenses it has paid on the Trust's behalf (and is included in "Due to Managing Owner" in the Statements of Financial Condition).

Series 1 Unitholders who redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the Managing Owner. There was no redemption charge payable at March 31, 2025 or December 31, 2024.

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

7. BROKERAGE AND CUSTODIAL FEES

Per the Trust agreement, selling agents are prohibited from receiving amounts in excess of 9.5% of the gross offering proceeds of Series 1 Units sold subsequent to August 12, 2009. During the three months ended March 31, 2025 and 2024, the Managing Owner rebated to the Trust for the benefit of all holders of Series 1 Units, all amounts that would have otherwise been due to selling agents but for the 9.5% cap. Further, in certain cases, there are Series 1 Units that remain outstanding, where there is no longer a selling agent associated with such Units. Beginning in August 2014, the Managing Owner rebated such amounts to the Trust for the benefit of all holders of Series 1 Units. The total amounts rebated to the Trust for both of these items, included in “Installment selling commissions” in the Statements of Operations, were as follows:

	Three months ending March 31,
	2025	2024

Brokerage fee rebates	$ 46,930	$ 52,183

8. SUBSEQUENT EVENTS

The Managing Owner has performed its evaluation of subsequent events from April 1, 2025 to May 14, 2025, the date this Form 10-Q was filed. Based on such evaluation, no further events were discovered that required disclosure or adjustment to the financial statements.

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

During its operations for the three months ended March 31, 2025, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

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

RESULTS OF OPERATIONS

Due to the nature of the Trust’s trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year

Series 1 Units, which were initially issued simply as “Units” beginning in July 23, 2001, were the only Series of Units available prior to 2009. Series 3 Units were first issued on September 1, 2009, Series 4 Units were first issued on November 1, 2010 and Series 5 Units were first issued on April 1, 2018. The Trust’s past performance is not necessarily indicative of how it will perform in the future.

Period ended March 31, 2025

Month Ended:	Total Trust Capital

March 31, 2025	$68,864,382
December 31, 2024	70,303,642

Three months ended
Change in Trust Capital	$(1,439,260)
Percent Change	(2.05)%

THREE MONTHS ENDED MARCH 31, 2025

The decrease in the Trust’s net assets of $1,439,260 was attributable to net loss after profit share of $26,175 and redemptions of $1,413,085.

Management fees and installment selling commissions are calculated on the net asset value of the Series 1 Units, Series 3 Units and Series 5 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees and installment selling commissions for the three months ended March 31, 2025 decreased $65,800 and $44,349 (net of Managing Owner commission rebate to Unitholders), respectively, relative to the corresponding period in 2024 due to a decrease in the Trust’s Series 1, Series 3 and Series 5 average net assets.

Trade execution and clearing costs for the three months ended March 31, 2025 decreased $25,324 relative to the corresponding period in 2024. The decrease was due mainly to a decrease in the Trust’s net assets and a decrease in trading volume during the three months ended March 31, 2025 relative to the corresponding period in 2024.

Administrative expenses for the three months ended March 31, 2025 decreased $6,626 relative to the corresponding period in 2024. The decrease was due mainly to a decrease in professional fees during the three months ended March 31, 2025 relative to the corresponding period in 2024.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the three months ended March 31, 2025 decreased $202,497 relative to the corresponding period in 2024. This decrease was due predominantly to an decrease in short-term U.S. Treasury yields and a decrease in the Trust’s net assets during the three months ended March 31, 2025.

During the three months ended March 31, 2025, the Trust experienced net realized and unrealized gains of $47,848 from its trading operations (including foreign exchange translations and Treasury obligations). Total brokerage and management fees of $804,332, administrative expenses of $106,384 and custody fees and other expenses of $4,875 were incurred. The Trust’s gains achieved from trading operations, in addition to interest income of $794,638, and Managing Owner commission rebate to Unitholders of $46,930 were partially offset by the Trust's expenses, resulting in net loss after profit share to the Managing Owner of $26,175. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Trust Capital
Currencies	(1.75)%
Energies	0.71%
Grains	(0.12)%
Interest rates	0.32%
Livestock	(0.02)%
Metals	1.04%
Softs	0.13%
Stock indices	(0.21)%

Trading gain	0.10%

MANAGEMENT DISCUSSION –2025

Three months ended March 31, 2025

The Trust was profitable during the quarter, despite losses from trading currency forwards and stock index futures outpacing profits from trading interest rate and commodity futures, due to class action proceeds received in January of 2025.

A series of Trump administration policy initiatives announced during the first quarter were primarily focused on tariffs, immigration and fiscal spending while additional initiatives targeted at tax policy and deregulation seemed likely to be implemented later in the year. This sequencing seemingly weighed on consumer and business confidence, depressed growth expectations and raised inflation concerns. Financial and commodity markets were unsettled amid these developments and the Trump administration’s foreign policy efforts to end Russia’s war on Ukraine and the Israeli-Hamas conflict.

Weakening growth expectations for the U.S., juxtaposed against slight improvements in the prospects for Europe and China and combined with a narrowing of interest rate differentials favoring the U.S. seemingly weighed on the U.S. currency. Long U.S. dollar positions against the euro, United Kingdom pound sterling, Japanese yen, Norwegian krone, Swedish krona, Swiss franc, Chinese renminbi and Singapore, Australian, New Zealand and Canadian dollars were unprofitable. On the other hand, long positions in the high-yielding Brazilian real, Indian rupee and Polish zloty and trading the Korean won relative to the U.S. dollar generated partially offsetting profits.

Shifting growth expectation for the U.S., Europe and China amid U.S. trade, immigration, fiscal and foreign policy initiatives seemingly disrupted equity markets globally. Trading of equity futures was mixed and fractionally unprofitable for the quarter. The rollout of certain U.S. policies was followed by a sharp selloff in Asia (excluding China) equities and long positions in Japanese and Australian equity futures, and trading of Taiwanese, Singaporean, Korean and iShares MSCI Emerging Markets ETF emerging market index futures posted losses. The Brazilian Bovespa index, which had fallen 30% last year, gained sharply during the quarter amid investors rotating into Brazilian equities and out of U.S. equities. A short Bovespa stock index futures trade was also unprofitable. On the other hand, amid positive valuations, declining official interest rates and signs of improving economic activity, the Trust generated partially offsetting gains on long positions in European and U.K. equity index futures. Long positions in Chinese equity futures also generated gains as President Xi met with corporate leaders, particularly ahead of the March National People’s Congress.

Interest rates faced conflicting forces during the quarter. In America, the deployment of tariffs and use of the Department of Government Efficiency to reduce government spending coincided with consumer and business uncertainty, as well as slower growth and lower interest rates. Conversely, in Germany, newly elected Chancellor Merz’s policy initiatives coincided with a change in government borrowing and spending, higher growth and interest rates. Short positions in German, French and Italian note and bond interest rate futures were profitable. On the other hand, trading of U.K., European and U.S. short-term interest rate futures produced partially offsetting losses. A long position in Japanese government bond futures was also slightly unprofitable, amid concern from market participants that the Bank of Japan might raise official interest rates.

Long gold positions were profitable as prices as demand for safe-haven assets amid tariff uncertainties, geopolitical tensions and continuing central bank diversification demand rose to record highs during the quarter. Long platinum and aluminum trades were also slightly profitable. Elsewhere, trading of copper, nickel, zinc and silver produced partially offsetting losses as prices vacillated alongside trade and tariff uncertainties, an unsettled U.S. dollar and changing global growth and inflation outlooks.

Energy prices were volatile during the quarter amid conflicting influences. President Trump threatened to impose tighter sanctions and/or secondary tariffs on buyers of Russian crude oil if President Putin blocked President Trump’s Ukraine peace initiative and to impose additional tariffs and military strikes on Iran if Tehran failed to reach an agreement with the U.S. regarding its nuclear program. Improving growth in China also possibly impacted product price in a positive way. On the other hand, President Trump’s policies seeking lower oil prices and the non-Organization of the Petroleum Exporting Countries’ (“OPEC+”) announcement of impending increased production starting in April seemingly weighed on prices. Concerns about the strength of the U.S. economy and worries that that Trump administration’s trade and tariff policies could dampen global growth possibly constrained prices as well. On balance, long crude oil trades were profitable. A long U.S. natural gas trade was also profitable as prices continued to increase on strong export demand from Europe and Asia. However, a long Dutch Title Transfer Facility (TTF) natural gas position was unprofitable as prices fell from recent one-year highs when the winter heating season reached an end.

A long Arabica coffee position performed well as prices increased to record highs, while adverse weather conditions reportedly damaged crops in Brazil and Vietnam, the world’s two largest producers. Furthermore, the world has consumed more coffee than it produced for the past four years, decreasing inventory levels. On the other hand, cocoa prices, which had risen sharply between November and January, declined throughout the quarter as recent rains improved the outlook for Ivory Coast’s April-to-September mid-crop, making long positions unprofitable. Trading sugar futures was also unprofitable.

Grain prices were volatile during the quarter, coinciding with uncertainties generated by the Trump administration’s trade and tariff policies and its foreign policy initiatives toward Russia, Ukraine and the Black Sea trade corridor. A short soybean oil trade registered a loss as prices rose when an increase in crude palm oil prices pushed up demand for soybean oil as a substitute. Trading of corn was also unprofitable. On the other hand, short wheat and soybean meal positions posted partially offsetting profits.

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

CONTRACTUAL OBLIGATIONS

The Trust does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Trust’s sole business is trading futures, forward currency, spot, option, and swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Trust for less than four months before being offset or rolled over into new contracts with similar maturities. The Trust’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Trust’s open futures and forward currency contracts, both long and short, at March 31, 2025 and December 31, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

The Managing Owner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Trust as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the

Managing Owner’s internal controls over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Managing Owner’s internal controls over financial reporting with respect to the Trust.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)There have been no sales of unregistered securities of the Trust during the three months ended March 31, 2025

(b)Pursuant to the Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding and Units are not reissued once redeemed.

The following table summarizes the redemptions by Unitholders during the three months ended March 31, 2025.

	Series 1		Series 3		Series 4		Series 5
Date of Redemption	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit

January 31, 2025	162.317	$1,171.59	56.892	$2,042.34	17.757	$2,925.08	-	$1,874.16
February 28, 2025	412.730	1,154.70	23.958	2,020.43	12.161	2,897.92	-	1,852.89
March 31, 2025	207.827	1,151.51	33.987	2,022.26	2.574	2,904.79	96.598	1,853.41
Total	782.874		114.837		32.492		96.598

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2025, neither the Managing Owner nor its directors or officers adopted or terminated any Rule 10b5 1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

By:	Millburn Ridgefield LLC,
Managing Owner

Date: May 14, 2025
/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)