Form 10-Q
period 2025-06-30
GLOBAL MACRO TRUST
filed 2025-08-13
CIK 1145765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:   June 30, 2025

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
For the three and six months ended June 30, 2025 and 2024 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Trust Capital (c)	8
Statements of Financial Highlights (b)	10
Notes to the Financial Statements	12

(a) At June 30, 2025 (unaudited) and December 31, 2024
(b) For the three and six months ended June 30, 2025 and 2024 (unaudited)
(c) For the six months ended June 30, 2025 and 2024 (unaudited)

Global Macro Trust
Statements of Financial Condition

	June 30, 2025 (unaudited)	December 31, 2024
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes – at fair value
(amortized cost $14,061,838 and $14,444,514)	$14,060,293	$14,460,346
Net unrealized appreciation on open futures and
forward currency contracts	341,835	547,665
Due from brokers, net	2,437,362	2,247,936
Cash denominated in foreign currencies (cost $2,430
and $165,305)	2,453	155,929
Total equity in trading accounts	16,841,943	17,411,876

INVESTMENTS IN U.S. TREASURY NOTES – at fair value
(amortized cost $44,058,890 and $50,602,203)	44,057,383	50,649,558
CASH AND CASH EQUIVALENTS	3,737,067	3,178,544
ACCRUED INTEREST RECEIVABLE	334,564	399,394
TOTAL	$64,970,957	$71,639,372

LIABILITIES AND TRUST CAPITAL
LIABILITIES:
Net unrealized depreciation on open futures and forward currency contracts	$481,020	$44,821
Due to Managing Owner	35,919	-
Accrued management fees	112,895	125,023
Accrued installment selling commissions	112,903	126,251
Accrued trade execution and clearing costs	3,520	3,929
Redemptions payable to Unitholders	649,611	584,367
Redemption payable to Managing Owner	-	300,726
Accrued expenses	183,280	89,421
Cash overdraft denominated in foreign currencies (cost $79,166 and $62,661)	80,257	61,192
Total liabilities	1,659,405	1,335,730

TRUST CAPITAL:
Managing Owner interest (1,889.888 and 1,832.327 units outstanding)	2,122,722	2,122,788
Series 1 Unitholders (33,071.728 and 35,025.439 units outstanding)	37,146,040	40,577,713
Series 3 Unitholders (5,080.763 and 6,225.709 units outstanding)	10,133,560	12,526,745
Series 4 Unitholders (3,323.869 and 3,405.239 units outstanding)	9,564,362	9,798,806
Series 5 Unitholders (2,381.353 and 2,856.504 units outstanding)	4,344,868	5,277,590
Total trust capital	63,311,552	70,303,642

TOTAL	$64,970,957	$71,639,372

NET ASSET VALUE PER UNIT OUTSTANDING:
Series 1 Unitholders	$1,123.20	$1,158.52
Series 3 Unitholders	$1,994.50	$2,012.10
Series 4 Unitholders	$2,877.48	$2,877.57
Series 5 Unitholders	$1,824.54	$1,847.57

See notes to financial statements (unaudited)

Global Macro Trust
Condensed Schedule of Investments (unaudited)
June 30, 2025

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Currencies	0.00%	$560
Energies	(0.99)	(624,720)
Grains	(0.02)	(15,300)
Interest rates:
10 Year U.S. Treasury Note (28 contracts, settlement date September 2025)	0.03	18,906
30 Year U.S. Treasury Bond (2 contracts, settlement date September 2025)	0.00	2,375
Other	0.15	95,602

Total interest rates	0.18	116,883

Livestock	0.00	1,690
Metals	0.24	151,036
Softs	(0.12)	(77,317)
Stock indices	0.03	20,152

Total long futures contracts	(0.68)	(427,016)

Short futures contracts:
Currencies	(0.05)	(30,025)
Energies	0.15	93,342
Grains	0.14	88,350
Interest rates	(0.04)	(26,573)
Livestock	0.01	6,430
Metals	(0.35)	(219,863)
Softs	(0.00)	(1,699)
Stock indices	0.06	36,034

Total short futures contracts	(0.08)	(54,004)

TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	(0.76)	(481,020)

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	2.26	1,432,183
Total short forward currency contracts	(1.72)	(1,090,348)

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	0.54	341,835

TOTAL	(0.22)%	$(139,185)

		(Continued)

Global Macro Trust
Condensed Schedule of Investments (unaudited)
June 30, 2025
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$19,149,000	U.S. Treasury notes, 2.000%, 08/15/2025	30.16%	$19,091,403
19,721,000	U.S. Treasury notes, 2.250%, 11/15/2025	30.91	19,572,707
19,760,000	U.S. Treasury notes, 1.625%, 02/15/2026	30.73	19,453,566
	Total investments in U.S. Treasury notes
	(amortized cost $58,120,728)	91.80%	$58,117,676

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2024

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Currencies	(0.03)%	$(18,511)
Energies	0.51	356,292
Interest rates	(0.10)	(73,997)
Livestock	0.00	600
Metals	(0.49)	(343,194)
Softs	0.04	31,407
Stock indices	(0.30)	(210,101)

Total long futures contracts	(0.37)	(257,504)

Short futures contracts:
Currencies	0.11	79,893
Energies	(0.06)	(42,117)
Grains	(0.09)	(67,712)
Interest rates:
5 Year U.S. Treasury Note (144 contracts, settlement date March 2025)	0.02	16,391
Other	(0.03)	(23,061)

Total interest rates	(0.01)	(6,670)

Metals	0.29	201,944
Softs	0.05	36,378
Stock indices	0.15	107,550

Total short futures contracts	0.44	309,266

TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	0.07	51,762

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(2.00)	(1,402,573)
Total short forward currency contracts	2.64	1,853,655
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	0.64	451,082

TOTAL	0.71%	$502,844

		(Continued)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2024
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$22,821,000	U.S. Treasury notes, 2.000%, 02/15/2025	32.37%	$22,756,816
21,860,000	U.S. Treasury notes, 2.125%, 05/15/2025	30.85	21,690,500
20,949,000	U.S. Treasury notes, 2.000%, 08/15/2025	29.39	20,662,588
	Total investments in U.S. Treasury notes
	(amortized cost $65,046,717)	92.61%	$65,109,904

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Statements of Operations (unaudited)

	For the three months ended
	June 30, 2025	June 30, 2024
INVESTMENT INCOME:
Interest income, net	$704,423	$1,008,989

EXPENSES:
Brokerage and management fees:
Management fees	347,154	403,134
Installment selling commissions	342,274	451,899
Trade execution and clearing costs	60,457	90,112
Total brokerage and management fees	749,885	945,145

Administrative expenses	118,544	113,766
Custody fees and other expenses	5,877	5,271
Total expenses	874,306	1,064,182

Managing Owner commission rebate to Unitholders	(44,997)	(54,559)

Net expenses	829,309	1,009,623

NET INVESTMENT LOSS	(124,886)	(634)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(1,105,066)	3,196,839
Foreign exchange transactions	(31,315)	(32,448)
Net change in unrealized:
Futures and forward currency contracts	(31,229)	778,763
Foreign exchange translation	(1,597)	(10,105)
Net losses from U.S. Treasury notes:
Realized	(421)	-
Net change in unrealized	(35,599)	(17,963)
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)	(1,205,227)	3,915,086

NET INCOME (LOSS)	(1,330,113)	3,914,452
LESS PROFIT SHARE TO (FROM) MANAGING OWNER	-	7,163
NET INCOME (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER	$(1,330,113)	$3,907,289

NET INCOME (LOSS) PER UNIT OUTSTANDING
Series 1 Unitholders	$(28.31)	$53.52
Series 3 Unitholders	$(27.76)	$111.62
Series 4 Unitholders	$(27.31)	$171.87
Series 5 Unitholders	$(28.87)	$100.36

See notes to financial statements (unaudited)

Global Macro Trust
Statements of Operations (unaudited)

	For the six months ended
	June 30, 2025	June 30, 2024
INVESTMENT INCOME:
Interest income, net	$1,499,061	$2,006,124

EXPENSES:
Brokerage and management fees:
Management fees	716,828	838,608
Installment selling commissions	712,896	872,123
Trade execution and clearing costs	124,493	179,472
Total brokerage and management fees	1,554,217	1,890,203

Administrative expenses	224,928	226,776
Custody fees and other expenses	10,752	13,655

Total expenses	1,789,897	2,130,634

Managing Owner commission rebate to Unitholders	(91,927)	(106,742)

Net expenses	1,697,970	2,023,892

NET INVESTMENT LOSS	(198,909)	(17,768)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(415,296)	7,518,033
Foreign exchange translation	(40,233)	(47,410)
Net change in unrealized:
Futures and forward currency contracts	(642,029)	2,422,612
Foreign exchange translation	6,839	(22,482)
Net losses from U.S. Treasury notes:
Realized	(421)	(2,832)
Net change in unrealized	(66,239)	(87,445)
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)	(1,157,379)	9,780,476

NET INCOME (LOSS)	$(1,356,288)	$9,762,708
LESS PROFIT SHARE TO MANAGING OWNER	-	7,163
NET INCOME (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER	$(1,356,288)	$9,755,545

NET INCOME (LOSS) PER UNIT OUTSTANDING
Series 1 Unitholders	$(35.32)	$132.08
Series 3 Unitholders	$(17.60)	$263.75
Series 4 Unitholders	$(0.09)	$397.84
Series 5 Unitholders	$(23.03)	$237.67

See notes to financial statements (unaudited)		(Concluded)

Global Macro Trust
Statements of Changes in Trust Capital (unaudited)

For the six months ended June 30, 2025:
									New Profit
	Series 1 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Series 5 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2025	$40,577,713	35,025.439	$12,526,745	6,225.709	$9,798,806	3,405.239	$5,277,590	2,856.504	$-	-	$2,122,788	1,832.327	$70,303,642
Subscriptions	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemptions	(2,258,081)	(1,989.724)	(2,275,796)	(1,144.946)	(235,278)	(81.370)	(866,647)	(475.151)	-	-	-	-	(5,635,802)
Addt'l units allocated *	-	36.013	-	-	-	-	-	-	-	-	-	57.561	-
Net income (loss)
before profit share to Managing Owner	(1,173,592)	-	(117,389)	-	834	-	(66,075)	-	-	-	(66)	-	(1,356,288)
Profit share to Managing Owner:	-	-	-	-	-	-	-	-	-	-	-	-	-
Transfer of New Profit Memo
Account to Managing Owner	-	-	-	-	-	-	-	-	-	-	-	-	-
Trust capital at
June 30, 2025	$37,146,040	33,071.728	$10,133,560	5,080.763	$9,564,362	3,323.869	$4,344,868	2,381.353	$-	-	$2,122,722	1,889.888	$63,311,552

Net asset value per unit outstanding
at June 30, 2025:	$1,123.20		$1,994.50		$2,877.48		$1,824.54

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and to the Managing Owner.													(Continued)

See notes to financial statements (unaudited)

Global Macro Trust
Statements of Changes in Trust Capital (unaudited)

For the six months ended June 30, 2024:
									New Profit
	Series 1 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Series 5 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2024	$46,275,735	42,174.214	$12,437,987	6,820.101	$9,968,358	3,889.504	$5,338,515	3,164.075	$-	-	$2,157,842	1,966.591	$76,178,437
Subscriptions	-	-	-	-	-	-	-	-	736	0.584	-	-	736
Redemptions	(5,520,285)	(4,643.894)	(681,217)	(337.838)	(931,551)	(333.123)	(558,534)	(307.571)	-	-	-	-	(7,691,587)
Addt'l units allocated *	-	42.981	-	-	-	-	-	-	-	0.004	-	61.190	-
Net income (loss)
before profit share to Managing Owner	5,434,630	-	1,781,928	-	1,492,681	-	718,512	-	(11)	-	334,968	-	9,762,708
Profit share to Managing Owner:	-	-	(7,163)	-	-	-	-	-	-	-	-	-	(7,163)
Transfer of New Profit Memo
Account to Managing Owner	-	-	-	-	-	-	-	-	-	-	-	-	-
Trust capital at
June 30, 2024	$46,190,080	37,573.301	$13,531,535	6,482.263	$10,529,488	3,556.381	$5,498,493	2,856.504	$725	0.588	$2,492,810	2,027.781	$78,243,131

Net asset value per unit outstanding
at June 30, 2024:	$1,229.33		$2,087.47		$2,960.73		$1,924.90

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and to the Managing Owner.

See notes to financial statements (unaudited)													(Concluded)

Global Macro Trust
Statements of Financial Highlights (unaudited)
For the three months ended June 30:	2025				2024
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5
Net income (loss) from operations:
Net investment income (loss)	$ (7.82)	$ 7.12	$ 22.68	$ 3.10	$ (5.95)	$ 11.69	$ 29.46	$ 7.15
Net realized and unrealized gains (losses) on trading of futures and forward currency contracts	(19.87)	(33.77)	(48.43)	(30.96)	59.78	101.50	143.14	93.67
Net losses from U.S. Treasury obligations	(0.62)	(1.11)	(1.56)	(1.01)	(0.31)	(0.50)	(0.73)	(0.46)
Profit share allocated (to) from Managing Owner	0.00	0.00	0.00	0.00	0.00	(1.07)	0.00	0.00
Net income (loss) per unit	$ (28.31)	$ (27.76)	$ (27.31)	$ (28.87)	$ 53.52	$ 111.62	$ 171.87	$ 100.36

Net asset value per unit, beginning of period	1,151.51	2,022.26	2,904.79	1,853.41	1,175.81	1,975.85	2,788.86	1,824.54

Net asset value per unit, end of period	$ 1,123.20	$1,994.50	$2,877.48	$1,824.54	$1,229.33	$2,087.47	$2,960.73	$1,924.90
Total return and ratios for the three months ended June 30:	2025				2024
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5
RATIOS TO AVERAGE CAPITAL:
Net investment income (loss) (a)	(2.79)%	1.43%	3.18%	0.68%	(1.92)%	2.23%	3.98%	1.48%
Total expenses (a)	7.12%	2.88%	1.13%	3.64%	6.96%	2.80%	1.04%	3.55%
Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.05	0.00	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	7.12%	2.88%	1.13%	3.64%	6.96%	2.85%	1.04%	3.55%
Total return before profit share allocation (b)	(2.46)%	(1.37)%	(0.94)%	(1.56)%	4.55%	5.70%	6.16%	5.50%
Less: Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.05	0.00	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	(2.46)%	(1.37)%	(0.94)%	(1.56)%	4.55%	5.65%	6.16%	5.50%
(a) Annualized. Ratios are net Managing Owner commission rebate.
(b) Not annualized.
See notes to financial statements (unaudited)
								(Continued)

Global Macro Trust
Statements of Financial Highlights (unaudited)
For the six months ended June 30:	2025				2024
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5
Net income (loss) from operations:
Net investment income (loss)	$ (14.96)	$ 16.09	$ 48.26	$ 7.84	$ (11.67)	$ 22.37	$ 56.43	$ 13.64
Net realized and unrealized gains (losses) on trading of futures and forward currency contracts	(19.23)	(31.70)	(45.52)	(29.05)	145.12	244.70	344.63	226.10
Net losses from U.S. Treasury obligations	(1.13)	(1.99)	(2.83)	(1.82)	(1.37)	(2.25)	(3.22)	(2.07)
Profit share allocated (to) from Managing Owner	0.00	0.00	0.00	0.00	0.00	(1.07)	0.00	0.00
Net income (loss) per unit	$ (35.32)	$ (17.60)	$ (0.09)	$ (23.03)	$ 132.08	$ 263.75	$ 397.84	$ 237.67

Net asset value per unit, beginning of period	1,158.52	2,012.10	2,877.57	1,847.57	1,097.25	1,823.72	2,562.89	1,687.23

Net asset value per unit, end of period	$ 1,123.20	$ 1,994.50	$ 2,877.48	$ 1,824.54	$ 1,229.33	$ 2,087.47	$ 2,960.73	$ 1,924.90
Total return and ratios for the six months ended June 30:	2025				2024
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5
RATIOS TO AVERAGE CAPITAL:
Net investment income (loss) (a)	(2.62)%	1.61%	3.34%	0.86%	(1.95)%	2.22%	3.96%	1.47%
Total expenses (a)	7.06%	2.81%	1.07%	3.57%	6.98%	2.81%	1.05%	3.56%
Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.05	0.00	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	7.06%	2.81%	1.07%	3.57%	6.98%	2.86%	1.05%	3.56%
Total return before profit share allocation (b)	(3.05)%	(0.87)%	0.00%	(1.25)%	12.04%	14.51%	15.52%	14.09%
Less: Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.05	0.00	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	(3.05)%	(0.87)%	0.00%	(1.25)%	12.04%	14.46%	15.52%	14.09%
(a) Annualized. Ratios are net Managing Owner commission rebate.
(b) Not annualized.
See notes to financial statements (unaudited)
								(Concluded)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Global Macro Trust’s (the “Trust”) financial condition at June 30, 2025 (unaudited) and December 31, 2024 (audited) and the results of its operations for the three and six months ended June 30, 2025 and 2024 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust’s annual report on Form 10-K filed with the Securities and Exchange Commission as of and for the year ended December 31, 2024. The December 31, 2024 information has been derived from the audited financial statements as of and for the year ended December 31, 2024.

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

There have been no material changes with respect to the Trust’s critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Trust’s Annual Report on Form 10-K for fiscal year 2024.

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

The following tables represent the Trust’s investments by hierarchical level as of June 30, 2025 and December 31, 2024 in valuing the Trust’s investments at fair value. During the six and twelve months ended June 30, 2025 and December 31, 2024, the Trust held no assets or liabilities in Level 3. At June 30, 2025 and December 31, 2024, the Trust held no assets or liabilities classified in Level 3.

Financial Assets and Liabilities at Fair Value as of June 30, 2025

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$58,117,676	$-	$58,117,676
Short-term money market fund*	3,487,067	-	3,487,067
Exchange-traded futures contracts
Currencies	(29,465)	-	(29,465)
Energies	(531,378)	-	(531,378)
Grains	73,050	-	73,050
Interest rates	90,310	-	90,310
Livestock	8,120	-	8,120
Metals	(68,827)	-	(68,827)
Softs	(79,016)	-	(79,016)
Stock indices	56,186	-	56,186

Total exchange-traded futures contracts	(481,020)	-	(481,020)

Over-the-counter forward currency contracts	-	341,835	341,835

Total futures and forward currency contracts (2)	(481,020)	341,835	(139,185)

Total financial assets and liabilities at fair value	$61,123,723	$341,835	$61,465,558

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$14,060,293
Investments in U.S. Treasury notes held in custody			44,057,383
Total investments in U.S. Treasury notes			$58,117,676

(2)
Net unrealized appreciation on open futures and forward currency contracts			$341,835
Net unrealized depreciation on open futures and forward currency contracts			(481,020)
Total net unrealized depreciation on open futures and forward currency contracts			$(139,185)

*The short-term money market fund is included in Cash and Cash Equivalents in the Statements of Financial Condition.

Financial Assets and Liabilities at Fair Value as of December 31, 2024

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$65,109,904	$-	$65,109,904
Short-term money market fund*	2,928,544	-	2,928,544
Exchange-traded futures contracts
Currencies	61,382	-	61,382
Energies	314,175	-	314,175
Grains	(67,712)	-	(67,712)
Interest rates	(80,667)	-	(80,667)
Livestock	600	-	600
Metals	(141,250)	-	(141,250)
Softs	67,785	-	67,785
Stock indices	(102,551)	-	(102,551)

Total exchange-traded futures contracts	51,762	-	51,762

Over-the-counter forward currency contracts	-	451,082	451,082

Total futures and forward currency contracts (2)	51,762	451,082	502,844

Total financial assets and liabilities at fair value	$68,090,210	$451,082	$68,541,292

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$14,460,346
Investments in U.S. Treasury notes held in custody			50,649,558
Total investments in U.S. Treasury notes			$65,109,904

(2)
Net unrealized appreciation on open futures and forward currency contracts			$547,665
Net unrealized depreciation on open futures and forward currency contracts			(44,821)
Total net unrealized appreciation on open futures and forward currency contracts			$502,844

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

The Trust engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Trust at June 30, 2025, by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at June 30, 2025 and December 31, 2024. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at June 30, 2025

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$560	$-	$1,010	$(31,035)	$(29,465)
Energies	18,743	(643,463)	94,602	(1,260)	(531,378)
Grains	70	(15,370)	97,750	(9,400)	73,050
Interest rates	149,656	(32,773)	11,988	(38,561)	90,310
Livestock	2,370	(680)	6,480	(50)	8,120
Metals	181,533	(30,497)	9,575	(229,438)	(68,827)
Softs	7,270	(84,587)	1,701	(3,400)	(79,016)
Stock indices	66,114	(45,962)	56,836	(20,802)	56,186

Total futures contracts	426,316	(853,332)	279,942	(333,946)	(481,020)

Forward currency contracts	1,464,270	(32,087)	39,659	(1,130,007)	341,835

Total futures and
forward currency contracts	$1,890,586	$(885,419)	$319,601	$(1,463,953)	$(139,185)

Fair Value of Futures and Forward Currency Contracts at December 31, 2024

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$-	$(18,511)	$80,543	$(650)	$61,382
Energies	360,265	(3,973)	-	(42,117)	314,175
Grains	-	-	14,946	(82,658)	(67,712)
Interest rates	13,627	(87,624)	152,124	(158,794)	(80,667)
Livestock	600	-	-	-	600
Metals	25,426	(368,620)	219,654	(17,710)	(141,250)
Softs	42,888	(11,481)	36,389	(11)	67,785
Stock indices	43,274	(253,375)	121,013	(13,463)	(102,551)

Total futures contracts	486,080	(743,584)	624,669	(315,403)	51,762

Forward currency contracts	10,692	(1,413,265)	1,867,659	(14,004)	451,082

Total futures and
forward currency contracts	$496,772	$(2,156,849)	$2,492,328	$(329,407)	$502,844

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three and six months ended June 30, 2025 and 2024 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below:

Trading gains (losses) of futures and forward currency contracts for the three and six months ended June 30, 2025 and 2024

	Three months ended:	Three months ended:	Six months ended:	Six months ended:
Sector	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Futures contracts:
Currencies	$(39,404)	$294,229	$(337,336)	$520,899
Energies	(781,292)	(658,431)	(295,862)	1,538,130
Grains	40,569	470,439	(41,583)	900,810
Interest rates	124,604	2,008,840	343,301	5,053,664
Livestock	20,620	(39,310)	7,470	(48,510)
Metals	58,516	(532,198)	786,274	(896,492)
Softs	(58,334)	113,852	31,867	(329,039)
Stock indices	(131,040)	1,828,186	(256,011)	1,892,950

Total futures contracts	(765,761)	3,485,607	238,120	8,632,412

Forward currency contracts	(370,534)	489,995	(1,295,445)	1,308,233

Total futures and forward currency contracts	$(1,136,295)	$3,975,602	$(1,057,325)	$9,940,645

The following table presents average notional value by sector in U.S. dollars of open futures and forward currency contracts for the six months ended June 30, 2025 and 2024. The Trust’s average net asset value for the six months ended June 30, 2025 and 2024 was approximately $68,000,000 and $80,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the six months ended June 30, 2025 and 2024

	2025		2024
Sector	Long Positions	Short Positions	Long Positions	Short Positions

Futures contracts:
Currencies	$783,481	$4,964,223	$1,420,303	$11,201,626
Energies	15,662,781	1,020,298	12,411,255	2,682,978
Grains	187,223	4,150,358	832,642	5,002,845
Interest rates	41,548,041	43,109,053	16,766,610	115,223,752
Livestock	329,687	97,073	114,260	209,203
Metals	5,635,312	780,632	3,073,255	4,308,171
Softs	1,108,653	528,426	715,761	942,420
Stock indices	32,539,028	5,909,573	27,334,104	13,591,336

Total futures
contracts	97,794,206	60,559,636	62,668,190	153,162,331

Forward currency
contracts	18,434,988	18,300,762	14,533,927	49,111,360

Total average
notional	$116,229,194	$78,860,398	$77,202,117	$202,273,691

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at June 30, 2025 and 2024. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the Managing Owner believes it is a more meaningful representation of notional values of the Trust’s open interest rate positions.

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

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of June 30, 2025 and December 31, 2024.

Offsetting of derivative assets and liabilities at June 30, 2025

	Gross amounts of recognized assets	Gross amounts offset in the Statements of Financial Condition	Net amounts of assets presented in the Statements of Financial Condition
Assets
Forward currency contracts
Counterparty G	$555,724	$(392,487)	$163,237
Counterparty K	948,205	(769,607)	178,598

Total assets	$1,503,929	$(1,162,094)	$341,835
			(Continued)

	Gross amounts of recognized liabilities	Gross amounts offset in the Statements of Financial Condition	Net amounts of liabilities presented in the Statements of Financial Condition
Liabilities
Futures contracts
Counterparty C	$138,461	$(105,355)	$33,106
Counterparty J	238,018	(64,446)	173,572
Counterparty L	810,799	(536,457)	274,342

Total liabilities	$1,187,278	$(706,258)	$481,020
			(Concluded)

		Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net amounts of assets presented in the Statements of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty G	$163,237	$-	$-	$163,237
Counterparty K	178,598	-	-	178,598

Total	$341,835	$-	$-	$341,835

		Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net amounts of liabilities presented in the Statements of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount

Counterparty C	$33,106	$-	$(33,106)	$-
Counterparty J	173,572	-	(173,572)	-
Counterparty L	274,342	-	(274,342)	-

Total	$481,020	$-	$(481,020)	$-

(1) Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange.
(2) Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets and liabilities presented in the Statements of Financial Condition for each respective counterparty.
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of June 30, 2025.

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

The Trust’s forward currency trading activities are cleared through DB and BA. The Trust’s concentration of credit risk associated with DB or BA nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB and BA. The amount of such credit risk was $5,795,998 and $7,700,597 at June 30, 2025 and December 31, 2024, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and six months ended June 30, 2025 and 2024. Profit share earned (from Unitholders' redemptions) is credited to the New Profit Memo Account as defined in the Trust’s Declaration of Trust and Trust Agreement (the “Trust Agreement”).

	Three months ended:
	June 30,	June 30,
	2025	2024
Profit share earned	$-	$736
Profit share accrued	-	6,427
Total profit share	$-	$7,163

	Six months ended:
	June 30,	June 30,
	2025	2024
Profit share earned	$-	$736
Profit share accrued	-	6,427
Total profit share	$-	$7,163

5. RELATED PARTY TRANSACTIONS

The Trust pays all routine expenses, such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee’s fees, the charges of an outside accounting services agency and the expenses of updating the Trust’s Prospectus), as well as extraordinary costs. At June 30, 2025 and December 31, 2024, the Managing Owner is owed $35,919 and $0, respectively, from the Trust in connection with such expenses it has paid on the Trust’s behalf (and is included in “Due to Managing Owner” in the Statements of Financial Condition).

Series 1 Unitholders who redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the Managing Owner. There was no redemption charge payable at June 30, 2025 or December 31, 2024.

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

7. BROKERAGE AND CUSTODIAL FEES

Per the Trust agreement, selling agents are prohibited from receiving amounts in excess of 9.5% of the gross offering proceeds of Series 1 Units sold subsequent to August 12, 2009. During the three and six months ended June 30, 2025 and 2024, the Managing Owner rebated to the Trust for the benefit of all holders of Series 1 Units, all amounts that would have otherwise been due to selling agents but for the 9.5% cap. Further, in certain cases, there are Series 1 Units that remain outstanding, where there is no longer a selling agent associated with such Units. Beginning in August 2014, the Managing Owner rebated such amounts to the Trust for the benefit of all holders of Series 1 Units. The total amounts rebated to the Trust for both of these items, included in “Installment selling commissions” in the Statements of Operations, were as follows:

	Three months ending June 30,		Six months ending June 30,
	2025	2024	2025	2024

Brokerage fee rebates	$ 44,997	$ 54,559	$ 91,927	$ 106,742

8. SUBSEQUENT EVENTS

The Managing Owner has performed its evaluation of subsequent events from July 1, 2025 to August 13, 2025, the date this Form 10-Q was filed. Based on such evaluation, no further events were discovered that required disclosure or adjustment to the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to Item 1, “Financial Statements.” The information contained therein is essential to, and should be read in connection with, the following analysis.

OPERATIONAL OVERVIEW

Due to the nature of the Trust’s business, its results of operations depend on the Managing Owner’s ability to recognize and capitalize on trends and other profit opportunities in different sectors of the global capital and commodity markets. The Managing Owner’s investment and trading methods are confidential so that substantially the only information that can be furnished regarding the Trust’s results of operations is contained in the performance record of its trading. Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Trust and its past performance is not necessarily indicative of future results. The Managing Owner believes, however, that there are certain market conditions, for example, markets with strong price trends, in which the Trust has a better likelihood of being profitable than in others.

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

During its operations for the three and six months ended June 30, 2025, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

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

Periods ended June 30, 2025

Month Ended:		Total Trust Capital

June 30, 2025		$63,311,552
March 31, 2025		68,864,382
December 31, 2024		70,303,642

	Three months ended	Six months ended
Change in Trust Capital	$(5,552,830)	$(6,992,090)
Percent Change	(8.06)%	(9.95)%

THREE MONTHS ENDED JUNE 30, 2025

The decrease in the Trust’s net assets of $5,552,830 was attributable to net loss after profit share of $1,330,113 and redemptions of $4,222,717.

Management fees and installment selling commissions are calculated on the net asset value of the Series 1 Units, Series 3 Units and Series 5 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees and installment selling commissions for the three months ended June 30, 2025 decreased $55,980 and $100,063 (net of Managing Owner commission rebate to Unitholders), respectively, relative to the corresponding period in 2024, due to a decrease in the Trust’s Series 1, Series 3 and Series 5 average net assets.

Trade execution and clearing costs for the three months ended June 30, 2025 decreased $29,655 relative to the corresponding period in 2024. The decrease was due mainly to a decrease in the Trust’s net assets and a decrease in trading volume during the three months ended June 30, 2025 relative to the corresponding period in 2024.

Administrative expenses for the three months ended June 30, 2025 increased $4,778 relative to the corresponding period in 2024. The increase was due mainly to an increase in professional fees accruals during the three months ended June 30, 2025 relative to the corresponding period in 2024.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust’s brokers and custodian. Interest income for the three months ended June 30, 2025 decreased $304,566 relative to the corresponding period in 2024. This decrease was due predominantly to a decrease in short-term U.S. Treasury yields and a decrease in the Trust’s net assets during the three months ended June 30, 2025 relative to the corresponding period in 2024.

During the three months ended June 30, 2025, the Trust experienced net realized and unrealized losses of $1,205,227 from its trading operations (including foreign exchange translations and Treasury obligations). Total brokerage and management fees of $749,885, administrative expenses of $118,544, custody fees and other expenses of $5,877 were incurred. Interest income of $704,423 and Managing Owner commission rebate to Unitholders of $44,997 partially offset the Trust expenses resulting in net loss after profit share to the Managing Owner of $1,330,113. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Trust Capital
Currencies	(0.56)%
Energies	(1.07)%
Grains	0.08%
Interest rates	0.06%
Livestock	0.04%
Metals	0.05%
Softs	(0.10)%
Stock indices	(0.12)%

Trading loss	(1.62)%

SIX MONTHS ENDED JUNE 30, 2025

The decrease in the Trust’s net assets of $6,992,090 was attributable to net loss after profit share of $1,356,288 and redemptions of $5,635,802.

Management fees and installment selling commissions are calculated on the net asset value of the Series 1 Units, Series 3 Units and Series 5 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees and installment selling commissions for the six months ended June 30, 2025 decreased $121,780 and $144,412 (net of Managing Owner commission rebate to Unitholders), respectively, relative to the corresponding period in 2024, due to a decrease in the Trust’s Series 1, Series 3 and Series 5 average net assets.

Trade execution and clearing costs for the six months ended June 30, 2025 decreased $54,979 relative to the corresponding period in 2024. The decrease was due mainly to a decrease in the Trust’s net assets and a decrease in trading volume during the six months ended June 30, 2025 relative to the corresponding period in 2024.

Administrative expenses for the six months ended June 30, 2025 decreased $1,848 relative to the corresponding period in 2024. The decrease was due mainly to a reduction in professional fees accruals during the six months ended June 30, 2025 relative to the corresponding period in 2024.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust’s brokers and custodian. Interest income for the six months ended June 30, 2025 decreased $507,063 relative to the corresponding period in 2024. This decrease was due predominantly to a decrease in short-term U.S. Treasury yields and a decrease in the Trust’s net assets during the six months ended June 30, 2025 relative to the corresponding period in 2024.

During the six months ended June 30, 2025, the Trust experienced net realized and unrealized losses of $1,157,379 from its trading operations (including foreign exchange translations and Treasury obligations). Total brokerage and management fees of $1,554,217, administrative expenses of $224,928, custody fees and other expenses of $10,752 were incurred. Interest income of $1,499,061 and Managing Owner commission rebate to Unitholders of $91,927 partially offset the Trust expenses resulting in net loss after profit share to the Managing Owner of $1,356,288. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Trust Capital
Currencies	(2.29)%
Energies	(0.36)%
Grains	(0.04)%
Interest rates	0.38%
Livestock	0.02%
Metals	1.09%
Softs	0.04%
Stock indices	(0.32)%

Trading loss	(1.48)%

MANAGEMENT DISCUSSION –2025

Three months ended June 30, 2025

The Trust was unprofitable during the quarter as losses from trading energy futures, currency forwards and, to a lesser extent, soft commodity futures outpaced the gains from trading equity, interest rate, metal and agricultural commodity futures.

Financial and commodity markets were volatile during the second quarter amidst a number of events including: the Trump administration’s announcement of tariffs despite a 90-day delay to facilitate bilateral negotiations; concerns about the expected deficit and debt implications of the tax and spending within the “One Big Beautiful Bill”; and the Israeli and U.S. attacks on Iran’s uranium enrichment and weapons programs and subsequent ceasefire.

Energy prices were highly volatile during the quarter. For example, Brent crude oil started the quarter near $75/barrel but fell sharply to $60/barrel at the end of April as the U.S.-China trade dispute led economists and analysts to lower their forecasts for global growth, oil demand and prices. Additionally, Organization of the Petroleum Exporting Countries (“OPEC+”) suggested its program of output hikes could be accelerated in coming months. Then, after a period of stability, prices soared above $77/barrel during the 12-day conflict between Iran and Israel/the U.S. Finally, as the ceasefire in that conflict took hold, the price dropped back near $67/barrel. Long positions in Brent and WTI crude oil were unprofitable. Natural gas prices also proved volatile during the quarter. U.S. and United Kingdom (“U.K.”) natural gas prices experienced multi-month lows in April amidst warm temperatures in the U.S. and Europe, healthy natural gas inventories and strong U.S. production. However, during May, prices rose as Europe looked to replenish its depleted reserves and the U.S.-China trade accord seemingly impacted global energy demand, at least temporarily. In June, prices spiked higher during the Israel-Iran conflict and decreased toward the lowest levels of the quarter as a ceasefire was implemented. Amidst the volatility, losses were sustained trading U.S. and European Title Transfer Facility (TTF). Elsewhere, a long position in RBOB gasoline was profitable.

Uncertainty surrounding the structure, goals and ultimate impact of the Trump tariffs, worries over the Federal Reserve (“Fed”) independence and fears about the U.S. fiscal deficits and debt possibly contributed to a shift away from the U.S. dollar. The economic outlook for Europe seemingly due in part to expanding defense and infrastructure spending, especially from Germany, also possibly weighed on the U.S. dollar. The U.S. dollar dropped in April, stabilized somewhat in May and drifted lower again in June, declining about 7% overall during the quarter as measured by the Bloomberg Dollar Index Spot (DXY) spot rate and Bloomberg Dollar Spot Index (BBDXY). Long U.S. dollar trades versus the Swiss franc, Israeli shekel, U.K. pound, New Zealand, Australian and Canadian dollars and a few other currencies posted losses, especially in April. Meanwhile, long positions in the high-yield Brazilian real, Mexican peso and Polish zloty and a few other currencies against the U.S. dollar produced partially offsetting profits. A long U.S. dollar trade relative to the Japanese yen early in April was also profitable.

Coffee futures prices experienced volatility during the quarter. In April, concerns over Brazil’s 2025/26 coffee crop, low inventories and tariff issues seemed to strengthen prices. Later, prices seemed to weaken amidst strong harvest progress in Brazil for the 2025/26 crop and expectations of abundant global supply, particularly from top producer Vietnam. A long Arabica coffee position was unprofitable and was significantly reduced. Meanwhile, long cocoa futures positions registered partially offsetting profits as prices rose early in the quarter, coinciding with supply concerns in West Africa and unexpectedly strong demand from Europe, the U.S. and Asia.

Equity markets were volatile during the quarter. Early in the period, global equity markets sold off amid U.S. tariff announcements. Subsequently, however, they rebounded while implementation delays were announced and negotiations tentatively ensued. Amid concerns about U.S. fiscal policy initiatives, global monetary policy and geopolitical hotspots, the recovery was not consistent. On balance, long positions in U.S., Japanese, Taiwanese, and Singaporean equity futures, and trading of the iShares MSCI Emerging Markets ETF emerging markets index futures were profitable. On the other hand, long positions in European and Chinese stock index futures and trading of Brazilian and Indian index futures posted largely offsetting losses.

Trading of interest rate futures was mixed and slightly profitable from April through June. Long positions in short-term U.S., British, Australian and Italian interest rate futures were profitable, especially early in the period amidst economic, political and geopolitical uncertainties. A short Japanese government bond trade was also profitable as market participants seemed to be wary of a Bank of Japan rate hike. A short U.K. gilt position was also profitable as the Bank of England did not cut official rates. Conversely, trading of German, French, U.S. and Canadian note and bond futures generated largely offsetting losses as the Fed did not cut interest rates, the U.S. and China reached a temporary trade compromise and there were concerns about government deficits and debt globally and geopolitical risks.

Metal prices were volatile during the period. Early in the quarter, worries about the impact of tariffs on trade and economic growth seemed to weigh down prices of copper, aluminum and silver, palladium and platinum—metals that have significant industrial uses. Meanwhile, gold prices increased amid economic, political and geopolitical uncertainties. Later in the quarter, however, silver and platinum prices, which had trailed behind gold’s persistent rally, increased to over 10-year highs, possibly impacted by safe-haven demand amid heightened Middle East tensions and a tight supply background. Copper and aluminum prices also pushed higher, possibly reflecting tariff-related squeezes and expectations that manufacturing demand would remain robust this year. Meanwhile, gold prices decreased as the U.S. brokered a ceasefire to the 12-day Iran-Israel/U.S. conflict. On balance, gains from trading gold and silver were slightly larger than the losses from trading copper, aluminum and platinum.

Short corn, soybean and wheat positions were profitable while prices declined alongside ample supply prospects for the U.S., Brazil and Russia. On the other hand, trading soybean oil, during a period of concern about U.S. and Indonesian biofuel blending mandates, resulted in a largely offsetting loss.

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

Weakening growth expectations for the U.S., juxtaposed against slight improvements in the prospects for Europe and China and combined with a narrowing of interest rate differentials favoring the U.S. seemingly weighed on the U.S. currency. Long U.S. dollar positions against the euro, United Kingdom pound sterling, Japanese yen, Norwegian krone, Swedish krona, Swiss franc, Chinese renminbi and Singapore, Australian, New Zealand and Canadian dollars were unprofitable. On the other hand, long positions in the high-yielding Brazilian real, Indian rupee and Polish zloty relative to the U.S. dollar generated partially offsetting profits.

Shifting growth expectation for the U.S., Europe and China amid U.S. trade, immigration, fiscal and foreign policy initiatives seemingly disrupted equity markets globally. Trading of equity futures was mixed and fractionally unprofitable for the quarter. The rollout of certain U.S. policies was followed by a sharp selloff in Asia (excluding China) equities and long positions in Japanese and Australian equity futures, and trading of Taiwanese, Singaporean and iShares MSCI Emerging Markets ETF emerging market index futures posted losses. The Brazilian Bovespa index, which had fallen 30% last year, gained sharply during the quarter amid investors rotating into Brazilian equities and out of U.S. equities. A short Bovespa stock index futures trade was also unprofitable. On the other hand, amid positive valuations, declining official interest rates and signs of improving economic activity, the Trust generated partially offsetting gains on long positions in European and U.K. equity index futures. Long positions in Chinese equity futures also generated gains as President Xi met with corporate leaders, particularly ahead of the March National People’s Congress.

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

Management fees and installment selling commissions are calculated on the net asset value of the Series 1 Units, Series 3 Units and Series 5 on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees and installment selling commissions for the three months ended June 30, 2024 decreased $192,952 and $56,217 (net of Managing Owner commission rebate to Unitholders), respectively, relative to the corresponding period in 2023, due to a decrease in the Trust’s Series 1, Series 3 and Series 5 average net assets.

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

Interest income is derived from cash and U.S. Treasury instruments held at the Trust’s brokers and custodian. Interest income for the three months ended June 30, 2024 increased $20,433 relative to the corresponding period in 2023. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the three months ended June 30, 2024, which was partially offset by a decrease in average net assets.

During the three months ended June 30, 2024, the Trust experienced net realized and unrealized gains of $3,915,086 from its trading operations (including foreign exchange translations and Treasury obligations). Total brokerage and management fees of $945,145, administrative expenses of $113,766, custody fees and other expenses of $5,271 and accrued profit share to the Managing Owner of $7,163 were incurred. The Trust’s gains achieved from trading operations, in addition to interest income of $1,008,989, and Managing Owner commission rebate to Unitholders of $54,559 were partially offset by the Trust’s expenses, resulting in net income after profit share to the Managing Owner of $3,907,289. An analysis of the trading gain (loss) by sector is as follows:

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

Management fees and installment selling commissions are calculated on the net asset value of the Series 1 Units, Series 3 Units and Series 5 on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees and installment selling commissions for the six months ended June 30, 2024 decreased $388,040 and $45,178 (net of the Managing Owner commission rebate to Unitholders), respectively, relative to the corresponding period in 2023 due to a decrease in the Trust’s Series 1, Series 3 and Series 5 net assets during the respective periods.

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

Interest income is derived from cash and U.S. Treasury instruments held at the Trust’s brokers and custodian. Interest income for the six months ended June 30, 2024 increased $140,533 relative to the corresponding period in 2023. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the six months ended June 30, 2024 relative to the corresponding period in 2023, which was partially offset by a decrease in average net assets.

During the six months ended June 30, 2024, the Trust experienced net realized and unrealized gains of $9,780,476 from its trading operations (including foreign exchange translations and Treasury obligations). Total brokerage and management fees of $1,890,203, administrative expenses of $226,776, custody fees and other expenses of $13,655 and accrued profit share to the Managing Owner of $7,163 were incurred. The Trust’s gains achieved from trading operations, in addition to interest income of $2,006,124, and Managing Owner commission rebate to Unitholders of $106,742 were partially offset by the Trust’s expenses, resulting in net income after profit share to the Managing Owner of $9,755,545. An analysis of the trading gain (loss) by sector is as follows:

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

Currency markets were also volatile during the quarter, but favorable U.S. interest rate differentials, European political uncertainties, particularly in France and the U.K., and fiscal policy worries around Mexico and Latin America seemed to help underpin the U.S. dollar. Long U.S. dollar positions versus the Japanese yen, Swiss franc, pound sterling, South African rand and Canadian dollar were profitable. On the other hand, a long position in the high-yield Mexican peso was unprofitable following the Mexican presidential election. Long U.S. dollar trades against the Norwegian, Swedish, Singaporean and Australian currencies also produced partially offsetting losses during May when the U.S. dollar weakened along with U.S. interest rates.

Equity markets were volatile during the quarter and trading of global equity futures was mixed but profitable. Changing inflation and growth dynamics across countries and regions, uncertainty concerning the outlook for monetary policy among major developed market central banks, and bifurcation of performance and valuations across markets and individual stocks, especially as related to artificial intelligence phenomena, confronted market participants. A modest improvement in the growth outlook for Europe combined with attractive equity market valuations helped lead to profits in long positions in European equity index futures. Trading of U.S., Chinese and Taiwanese stock index futures was also quite profitable. A short Brazilian Bovespa position was also profitable, which seemed to reflect market participants concerns about the government’s commitment to fiscal policy consolidation and, hence, the central bank’s ability to lower official interest rates further. A short vix volatility index futures trade was profitable too. On the other hand, trading of Japanese, and Indian stock index futures registered partially offsetting losses.

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

Trading of stock index futures was mixed and flat during the quarter. Improving growth, inflation and corporate earnings outlooks in Japan seemingly contributed to strong profits on long Japanese equity index futures positions. A long Spanish IBEX equity futures position and a short Brazilian equity index futures trade were also profitable. On the other hand, in the U.S., where AI optimism, growth and central bank rate cut prospects seemed to support equities, losses on short positions in Russell, MIDCAP 400 and Dow Jones index futures outdistanced profits from trading the NASDAQ index futures. Short positions in European, Singaporean and emerging market equity index futures, and trading of Australian and Canadian index futures registered offsetting losses too.

OFF-BALANCE SHEET ARRANGEMENTS

The Trust does not engage in off-balance sheet arrangements with other entities.

CONTRACTUAL OBLIGATIONS

The Trust does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Trust’s sole business is trading futures, forward currency, spot, option, and swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Trust for less than four months before being offset or rolled over into new contracts with similar maturities. The Trust’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Trust’s open futures and forward currency contracts, both long and short, at June 30, 2025 and December 31, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

The Managing Owner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Trust as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the

Managing Owner’s internal controls over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Managing Owner’s internal controls over financial reporting with respect to the Trust.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)There have been no sales of unregistered securities of the Trust during the three months ended June 30, 2025

(b)Pursuant to the Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding and Units are not reissued once redeemed.

The following table summarizes the redemptions by Unitholders during the three months ended June 30, 2025.

	Series 1		Series 3		Series 4		Series 5
Date of Redemption	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit

April 30, 2025	319.691	$1,125.09	896.835	$1,983.13	-	$2,852.75	378.553	$1,816.42
May 31, 2025	513.196	1,115.18	87.692	1,972.97	0.689	2,842.28	-	1,805.98
June 30, 2025	373.963	1,123.20	45.582	1,994.50	48.189	2,877.48	-	1,824.54
Total	1,206.850		1,030.109		48.878		378.553

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2025, neither the Managing Owner nor its directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended ).

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
Managing Owner

Date: August 13, 2025
/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)