Form 10-Q
period 2025-09-30
GLOBAL MACRO TRUST
filed 2025-11-13
CIK 1145765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:   September 30, 2025

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

(Registrant’s telephone number, including area code)

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
For the three and nine months ended September 30, 2025 and 2024 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Trust Capital (c)	8
Statements of Financial Highlights (b)	10
Notes to the Financial Statements	12

(a) At September 30, 2025 (unaudited) and December 31, 2024
(b) For the three and nine months ended September 30, 2025 and 2024 (unaudited)
(c) For the nine months ended September 30, 2025 and 2024 (unaudited)

Global Macro Trust
Statements of Financial Condition

	September 30, 2025 (unaudited)	December 31, 2024
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes – at fair value
(amortized cost $14,362,785 and $14,444,514)	$14,371,603	$14,460,346
Net unrealized appreciation on open futures and
forward currency contracts	437,541	547,665
Due from brokers, net	1,277,984	2,247,936
Cash denominated in foreign currencies (cost $25,408
and $165,305)	25,538	155,929
Total equity in trading accounts	16,112,666	17,411,876

INVESTMENTS IN U.S. TREASURY NOTES – at fair value
(amortized cost $43,640,230 and $50,602,203)	43,685,888	50,649,558
CASH AND CASH EQUIVALENTS	1,163,179	3,178,544
ACCRUED INTEREST RECEIVABLE	254,338	399,394
TOTAL	$61,216,071	$71,639,372

LIABILITIES AND TRUST CAPITAL
LIABILITIES:
Net unrealized depreciation on open futures and forward currency contracts	$136,734	$44,821
Due to Managing Owner	19,305	-
Accrued management fees	105,578	125,023
Accrued installment selling commissions	107,091	126,251
Accrued trade execution and clearing costs	2,844	3,929
Redemptions payable to Unitholders	1,375,133	584,367
Redemption payable to Managing Owner	-	300,726
Accrued expenses	131,652	89,421
Cash overdraft denominated in foreign currencies (cost $119,898 and $62,661)	120,328	61,192
Total liabilities	1,998,665	1,335,730

TRUST CAPITAL:
Managing Owner interest (1,919.188 and 1,832.327 units outstanding)	2,068,328	2,122,788
Series 1 Unitholders (32,637.284 and 35,025.439 units outstanding)	35,173,635	40,577,713
Series 3 Unitholders (4,546.726 and 6,225.709 units outstanding)	8,797,454	12,526,745
Series 4 Unitholders (3,320.121 and 3,405.239 units outstanding)	9,308,781	9,798,806
Series 5 Unitholders (2,190.080 and 2,856.504 units outstanding)	3,869,208	5,277,590
Total trust capital	59,217,406	70,303,642

TOTAL	$61,216,071	$71,639,372

NET ASSET VALUE PER UNIT OUTSTANDING:
Series 1 Unitholders	$1,077.71	$1,158.52
Series 3 Unitholders	$1,934.90	$2,012.10
Series 4 Unitholders	$2,803.75	$2,877.57
Series 5 Unitholders	$1,766.70	$1,847.57

See notes to financial statements (unaudited)

Global Macro Trust
Condensed Schedule of Investments (unaudited)
September 30, 2025

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Currencies	0.00%	$1,245
Energies	(0.06)	(34,580)
Interest rates:
30 Year U.S. Treasury Bond (14 contracts, settlement date December 2025)	0.01	3,594
Other	(0.08)	(47,602)

Total interest rates	(0.07)	(44,008)

Livestock	0.00	370
Metals	0.55	326,257
Softs	(0.01)	(6,392)
Stock indices	0.10	61,013

Total long futures contracts	0.51	303,905

Short futures contracts:
Currencies	0.00	2,201
Energies	0.02	12,831
Grains	0.38	222,983
Interest rates:
5 Year U.S. Treasury Note (62 contracts, settlement date December 2025)	0.01	2,883
Other	(0.05)	(29,197)

Total interest rates	(0.04)	(26,314)

Livestock	0.00	840
Metals	(0.49)	(287,715)
Softs	0.01	4,143
Stock indices	(0.08)	(47,709)

Total short futures contracts	(0.20)	(118,740)

TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	0.31	185,165

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.12)	(70,225)
Total short forward currency contracts	0.32	185,867

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	0.20	115,642

TOTAL	0.51%	$300,807

		(Continued)

Global Macro Trust
Condensed Schedule of Investments (unaudited)
September 30, 2025
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$19,721,000	U.S. Treasury notes, 2.250%, 11/15/2025	33.23%	$19,679,786
19,760,000	U.S. Treasury notes, 1.625%, 02/15/2026	33.09	19,595,977
19,149,000	U.S. Treasury notes, 1.500%, 08/15/2026	31.72	18,781,728
	Total investments in U.S. Treasury notes
	(amortized cost $58,003,015)	98.04%	$58,057,491

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2024

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Currencies	(0.03)%	$(18,511)
Energies	0.51	356,292
Interest rates	(0.10)	(73,997)
Livestock	0.00	600
Metals	(0.49)	(343,194)
Softs	0.04	31,407
Stock indices	(0.30)	(210,101)

Total long futures contracts	(0.37)	(257,504)

Short futures contracts:
Currencies	0.11	79,893
Energies	(0.06)	(42,117)
Grains	(0.09)	(67,712)
Interest rates:
5 Year U.S. Treasury Note (144 contracts, settlement date March 2025)	0.02	16,391
Other	(0.03)	(23,061)

Total interest rates	(0.01)	(6,670)

Metals	0.29	201,944
Softs	0.05	36,378
Stock indices	0.15	107,550

Total short futures contracts	0.44	309,266

TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	0.07	51,762

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(2.00)	(1,402,573)
Total short forward currency contracts	2.64	1,853,655
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	0.64	451,082

TOTAL	0.71%	$502,844

		(Continued)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2024
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$22,821,000	U.S. Treasury notes, 2.000%, 02/15/2025	32.37%	$22,756,816
21,860,000	U.S. Treasury notes, 2.125%, 05/15/2025	30.85	21,690,500
20,949,000	U.S. Treasury notes, 2.000%, 08/15/2025	29.39	20,662,588
	Total investments in U.S. Treasury notes
	(amortized cost $65,046,717)	92.61%	$65,109,904

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Statements of Operations (unaudited)

	For the three months ended
	September 30, 2025	September 30, 2024
INVESTMENT INCOME:
Interest income, net	$651,830	$960,641

EXPENSES:
Brokerage and management fees:
Management fees	319,553	381,560
Installment selling commissions	331,586	390,822
Trade execution and clearing costs	63,639	76,546
Total brokerage and management fees	714,778	848,928

Administrative expenses	109,292	118,926
Custody fees and other expenses	6,979	4,425
Total expenses	831,049	972,279

Managing Owner commission rebate to Unitholders	(41,818)	(50,801)

Net expenses	789,231	921,478

NET INVESTMENT INCOME (LOSS)	(137,401)	39,163

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized losses on closed positions:
Futures and forward currency contracts	(2,524,668)	(5,486,634)
Foreign exchange transactions	(41,560)	(2,856)
Net change in unrealized:
Futures and forward currency contracts	439,992	(1,378,392)
Foreign exchange translation	768	445
Net gains from U.S. Treasury notes:
Realized	-	4,154
Net change in unrealized	57,528	149,013
TOTAL NET REALIZED AND UNREALIZED LOSSES	(2,067,940)	(6,714,270)

NET LOSS	(2,205,341)	(6,675,107)
LESS PROFIT SHARE TO (FROM) MANAGING OWNER	-	(6,427)
NET LOSS AFTER PROFIT SHARE TO (FROM) MANAGING OWNER	$(2,205,341)	$(6,668,680)

NET LOSS PER UNIT OUTSTANDING
Series 1 Unitholders	$(45.49)	$(111.43)
Series 3 Unitholders	$(59.60)	$(167.41)
Series 4 Unitholders	$(73.73)	$(226.79)
Series 5 Unitholders	$(57.84)	$(158.53)

See notes to financial statements (unaudited)

Global Macro Trust
Statements of Operations (unaudited)

	For the nine months ended
	September 30, 2025	September 30, 2024
INVESTMENT INCOME:
Interest income, net	$2,150,891	$2,966,765

EXPENSES:
Brokerage and management fees:
Management fees	1,036,381	1,220,168
Installment selling commissions	1,044,482	1,262,945
Trade execution and clearing costs	188,132	256,018
Total brokerage and management fees	2,268,995	2,739,131

Administrative expenses	334,220	345,702
Custody fees and other expenses	17,731	18,080

Total expenses	2,620,946	3,102,913

Managing Owner commission rebate to Unitholders	(133,745)	(157,543)

Net expenses	2,487,201	2,945,370

NET INVESTMENT INCOME (LOSS)	(336,310)	21,395

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(2,939,964)	2,031,399
Foreign exchange translation	(81,793)	(50,266)
Net change in unrealized:
Futures and forward currency contracts	(202,037)	1,044,220
Foreign exchange translation	7,607	(22,037)
Net gains (losses) from U.S. Treasury notes:
Realized	(421)	1,322
Net change in unrealized	(8,711)	61,568
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)	(3,225,319)	3,066,206

NET INCOME (LOSS)	$(3,561,629)	$3,087,601
LESS PROFIT SHARE TO MANAGING OWNER	-	736
NET INCOME (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER	$(3,561,629)	$3,086,865

NET INCOME (LOSS) PER UNIT OUTSTANDING
Series 1 Unitholders	$(80.81)	$20.65
Series 3 Unitholders	$(77.20)	$96.34
Series 4 Unitholders	$(73.82)	$171.05
Series 5 Unitholders	$(80.87)	$79.14

See notes to financial statements (unaudited)		(Concluded)

Global Macro Trust
Statements of Changes in Trust Capital (unaudited)

For the nine months ended September 30, 2025:
									New Profit
	Series 1 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Series 5 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2025	$40,577,713	35,025.439	$12,526,745	6,225.709	$9,798,806	3,405.239	$5,277,590	2,856.504	$-	-	$2,122,788	1,832.327	$70,303,642
Subscriptions	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemptions	(2,756,382)	(2,441.622)	(3,310,796)	(1,678.983)	(245,857)	(85.118)	(1,211,572)	(666.424)	-	-	-	-	(7,524,607)
Addt'l units allocated *	-	53.467	-	-	-	-	-	-	-	-	-	86.861	-
Net loss
before profit share to Managing Owner	(2,647,696)	-	(418,495)	-	(244,168)	-	(196,810)	-	-	-	(54,460)	-	(3,561,629)
Profit share to Managing Owner:	-	-	-	-	-	-	-	-	-	-	-	-	-
Transfer of New Profit Memo
Account to Managing Owner	-	-	-	-	-	-	-	-	-	-	-	-	-
Trust capital at
September 30, 2025	$35,173,635	32,637.284	$8,797,454	4,546.726	$9,308,781	3,320.121	$3,869,208	2,190.080	$-	-	$2,068,328	1,919.188	$59,217,406

Net asset value per unit outstanding
at September 30, 2025:	$1,077.71		$1,934.90		$2,803.75		$1,766.70

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and to the Managing Owner.													(Continued)

See notes to financial statements (unaudited)

Global Macro Trust
Statements of Changes in Trust Capital (unaudited)

For the nine months ended September 30, 2024:
									New Profit
	Series 1 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Series 5 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2024	$46,275,735	42,174.214	$12,437,987	6,820.101	$9,968,358	3,889.504	$5,338,515	3,164.075	$-	-	$2,157,842	1,966.591	$76,178,437
Subscriptions	-	-	-	-	-	-	-	-	758	0.602	-	-	758
Redemptions	(6,610,571)	(5,596.276)	(1,029,676)	(516.900)	(951,931)	(340.523)	(558,534)	(307.571)	-	-	-	-	(9,150,712)
Addt'l units allocated *	-	63.778	-	-	-	-	-	-	-	0.013	-	92.507	-
Net income (loss)
before profit share to Managing Owner	1,296,739	-	694,955	-	686,287	-	265,667	-	(69)	-	144,022	-	3,087,601
Profit share to Managing Owner:	-	-	(736)	-	-	-	-	-	-	-	-	-	(736)
Transfer of New Profit Memo
Account to Managing Owner	-	-	-	-	-	-	-	-	-	-	-	-	-
Trust capital at
September 30, 2024	$40,961,903	36,641.716	$12,102,530	6,303.201	$9,702,714	3,548.981	$5,045,648	2,856.504	$689	0.615	$2,301,864	2,059.098	$70,115,348

Net asset value per unit outstanding
at September 30, 2024:	$1,117.90		$1,920.06		$2,733.94		$1,766.37

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and to the Managing Owner.

See notes to financial statements (unaudited)													(Concluded)

Global Macro Trust
Statements of Financial Highlights (unaudited)
For the three months ended September 30:	2025				2024
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5
Net income (loss) from operations:
Net investment income (loss)	$ (7.98)	$ 6.34	$ 21.63	$ 2.42	$ (5.03)	$ 11.84	$ 29.01	$ 7.49
Net realized and unrealized losses on trading of futures and forward currency contracts	(38.53)	(67.77)	(98.01)	(61.90)	(108.68)	(184.19)	(261.44)	(169.66)
Net gains from U.S. Treasury obligations	1.02	1.83	2.65	1.64	2.28	3.98	5.64	3.64
Profit share allocated (to) from Managing Owner	0.00	0.00	0.00	0.00	0.00	0.96	0.00	0.00
Net loss per unit	$ (45.49)	$ (59.60)	$ (73.73)	$ (57.84)	$ (111.43)	$ (167.41)	$ (226.79)	$ (158.53)

Net asset value per unit, beginning of period	1,123.20	1,994.50	2,877.48	1,824.54	1,229.33	2,087.47	2,960.73	1,924.90

Net asset value per unit, end of period	$ 1,077.71	$1,934.90	$2,803.75	$1,766.70	$1,117.90	$1,920.06	$2,733.94	$1,766.37
Total return and ratios for the three months ended September 30:	2025				2024
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5
RATIOS TO AVERAGE CAPITAL:
Net investment income (loss) (a)	(2.89)%	1.29%	3.03%	0.53%	(1.74)%	2.41%	4.16%	1.66%
Total expenses (a)	7.11%	2.91%	1.16%	3.67%	7.02%	2.85%	1.09%	3.60%
Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	(0.05)	0.00	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	7.11%	2.91%	1.16%	3.67%	7.02%	2.80%	1.09%	3.60%
Total return before profit share allocation (b)	(4.05)%	(2.99)%	(2.56)%	(3.17)%	(9.06)%	(8.07)%	(7.66)%	(8.24)%
Less: Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	(0.05)	0.00	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	(4.05)%	(2.99)%	(2.56)%	(3.17)%	(9.06)%	(8.02)%	(7.66)%	(8.24)%
(a) Annualized. Ratios are net Managing Owner commission rebate.
(b) Not annualized.
See notes to financial statements (unaudited)
								(Continued)

Global Macro Trust
Statements of Financial Highlights (unaudited)
For the nine months ended September 30:	2025				2024
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5
Net income (loss) from operations:
Net investment income (loss)	$ (22.94)	$ 22.43	$ 69.89	$ 10.26	$ (16.70)	$ 34.21	$ 85.44	$ 21.13
Net realized and unrealized gains (losses) on trading of futures and forward currency contracts	(57.76)	(99.47)	(143.53)	(90.95)	36.44	60.51	83.19	56.44
Net gains (losses) from U.S. Treasury obligations	(0.11)	(0.16)	(0.18)	(0.18)	0.91	1.73	2.42	1.57
Profit share allocated (to) from Managing Owner	0.00	0.00	0.00	0.00	0.00	(0.11)	0.00	0.00
Net income (loss) per unit	$ (80.81)	$ (77.20)	$ (73.82)	$ (80.87)	$ 20.65	$ 96.34	$ 171.05	$ 79.14

Net asset value per unit, beginning of period	1,158.52	2,012.10	2,877.57	1,847.57	1,097.25	1,823.72	2,562.89	1,687.23

Net asset value per unit, end of period	$ 1,077.71	$ 1,934.90	$ 2,803.75	$ 1,766.70	$ 1,117.90	$ 1,920.06	$ 2,733.94	$ 1,766.37
Total return and ratios for the nine months ended September 30:	2025				2024
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5
RATIOS TO AVERAGE CAPITAL:
Net investment income (loss) (a)	(2.71)%	1.52%	3.25%	0.76%	(1.88)%	2.28%	4.02%	1.53%
Total expenses (a)	7.08%	2.84%	1.09%	3.60%	6.99%	2.82%	1.06%	3.57%
Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.01	0.00	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	7.08%	2.84%	1.09%	3.60%	6.99%	2.83%	1.06%	3.57%
Total return before profit share allocation (b)	(6.98)%	(3.84)%	(2.57)%	(4.38)%	1.88%	5.29%	6.67%	4.69%
Less: Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.01	0.00	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	(6.98)%	(3.84)%	(2.57)%	(4.38)%	1.88%	5.28%	6.67%	4.69%
(a) Annualized. Ratios are net Managing Owner commission rebate.
(b) Not annualized.
See notes to financial statements (unaudited)
								(Concluded)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Global Macro Trust’s (the “Trust”) financial condition at September 30, 2025 (unaudited) and December 31, 2024 (audited) and the results of its operations for the three and nine months ended September 30, 2025 and 2024 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust’s annual report on Form 10-K filed with the Securities and Exchange Commission as of and for the year ended December 31, 2024. The December 31, 2024 information has been derived from the audited financial statements as of December 31, 2024.

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

The following tables represent the Trust’s investments by hierarchical level as of September 30, 2025 and December 31, 2024 in valuing the Trust’s investments at fair value. During the nine and twelve months ended September 30, 2025 and December 31, 2024, the Trust held no assets or liabilities in Level 3. At September 30, 2025 and December 31, 2024, the Trust held no assets or liabilities classified in Level 3.

Financial Assets and Liabilities at Fair Value as of September 30, 2025

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$58,057,491	$-	$58,057,491
Short-term money market fund*	913,179	-	913,179
Exchange-traded futures contracts
Currencies	3,446	-	3,446
Energies	(21,749)	-	(21,749)
Grains	222,983	-	222,983
Interest rates	(70,322)	-	(70,322)
Livestock	1,210	-	1,210
Metals	38,542	-	38,542
Softs	(2,249)	-	(2,249)
Stock indices	13,304	-	13,304

Total exchange-traded futures contracts	185,165	-	185,165

Over-the-counter forward currency contracts	-	115,642	115,642

Total futures and forward currency contracts (2)	185,165	115,642	300,807

Total financial assets and liabilities at fair value	$59,155,835	$115,642	$59,271,477

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$14,371,603
Investments in U.S. Treasury notes held in custody			43,685,888
Total investments in U.S. Treasury notes			$58,057,491

(2)
Net unrealized appreciation on open futures and forward currency contracts			$437,541
Net unrealized depreciation on open futures and forward currency contracts			(136,734)
Total net unrealized appreciation on open futures and forward currency contracts			$300,807

*The short-term money market fund is included in Cash and Cash Equivalents in the Statements of Financial Condition.

Financial Assets and Liabilities at Fair Value as of December 31, 2024

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$65,109,904	$-	$65,109,904
Short-term money market fund*	2,928,544	-	2,928,544
Exchange-traded futures contracts
Currencies	61,382	-	61,382
Energies	314,175	-	314,175
Grains	(67,712)	-	(67,712)
Interest rates	(80,667)	-	(80,667)
Livestock	600	-	600
Metals	(141,250)	-	(141,250)
Softs	67,785	-	67,785
Stock indices	(102,551)	-	(102,551)

Total exchange-traded futures contracts	51,762	-	51,762

Over-the-counter forward currency contracts	-	451,082	451,082

Total futures and forward currency contracts (2)	51,762	451,082	502,844

Total financial assets and liabilities at fair value	$68,090,210	$451,082	$68,541,292

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$14,460,346
Investments in U.S. Treasury notes held in custody			50,649,558
Total investments in U.S. Treasury notes			$65,109,904

(2)
Net unrealized appreciation on open futures and forward currency contracts			$547,665
Net unrealized depreciation on open futures and forward currency contracts			(44,821)
Total net unrealized appreciation on open futures and forward currency contracts			$502,844

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

The Trust engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Trust at September 30, 2025, by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at September 30, 2025 and December 31, 2024. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at September 30, 2025

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$1,245	$-	$22,099	$(19,898)	$3,446
Energies	5,200	(39,780)	18,798	(5,967)	(21,749)
Grains	-	-	225,322	(2,339)	222,983
Interest rates	25,308	(69,316)	19,545	(45,859)	(70,322)
Livestock	370	-	1,430	(590)	1,210
Metals	351,927	(25,670)	8,829	(296,544)	38,542
Softs	5,250	(11,642)	4,905	(762)	(2,249)
Stock indices	85,838	(24,825)	27,323	(75,032)	13,304

Total futures contracts	475,138	(171,233)	328,251	(446,991)	185,165

Forward currency contracts	417,462	(487,687)	530,335	(344,468)	115,642

Total futures and
forward currency contracts	$892,600	$(658,920)	$858,586	$(791,459)	$300,807

Fair Value of Futures and Forward Currency Contracts at December 31, 2024

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$-	$(18,511)	$80,543	$(650)	$61,382
Energies	360,265	(3,973)	-	(42,117)	314,175
Grains	-	-	14,946	(82,658)	(67,712)
Interest rates	13,627	(87,624)	152,124	(158,794)	(80,667)
Livestock	600	-	-	-	600
Metals	25,426	(368,620)	219,654	(17,710)	(141,250)
Softs	42,888	(11,481)	36,389	(11)	67,785
Stock indices	43,274	(253,375)	121,013	(13,463)	(102,551)

Total futures contracts	486,080	(743,584)	624,669	(315,403)	51,762

Forward currency contracts	10,692	(1,413,265)	1,867,659	(14,004)	451,082

Total futures and
forward currency contracts	$496,772	$(2,156,849)	$2,492,328	$(329,407)	$502,844

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three and nine months ended September 30, 2025 and 2024 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below:

Trading gains (losses) of futures and forward currency contracts for the three and nine months ended September 30, 2025 and 2024

	Three months ended:	Three months ended:	Nine months ended:	Nine months ended:
Sector	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Futures contracts:
Currencies	$134,884	$(650,958)	$(202,452)	$(130,059)
Energies	(172,639)	(2,627,259)	(468,501)	(1,089,129)
Grains	250,818	(280,574)	209,235	620,236
Interest rates	(2,093,096)	(2,066,116)	(1,749,795)	2,987,548
Livestock	4,410	(28,820)	11,880	(77,330)
Metals	(20,138)	403,718	766,136	(492,774)
Softs	29,398	82,616	61,265	(246,423)
Stock indices	(526,173)	635,168	(782,184)	2,528,118

Total futures contracts	(2,392,536)	(4,532,225)	(2,154,416)	4,100,187

Forward currency contracts	307,860	(2,332,801)	(987,585)	(1,024,568)

Total futures and forward currency contracts	$(2,084,676)	$(6,865,026)	$(3,142,001)	$3,075,619

The following table presents average notional value by sector in U.S. dollars of open futures and forward currency contracts for the nine months ended September 30, 2025 and 2024. The Trust’s average net asset value for the nine months ended September 30, 2025 and 2024 was approximately $66,000,000 and $78,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the nine months ended September 30, 2025 and 2024

	2025		2024
Sector	Long Positions	Short Positions	Long Positions	Short Positions

Futures contracts:
Currencies	$648,496	$5,559,274	$1,216,037	$12,004,667
Energies	12,061,267	1,608,900	9,910,798	2,601,187
Grains	140,418	4,795,667	709,881	5,308,059
Interest rates	43,371,512	37,930,241	36,191,198	88,365,691
Livestock	270,743	143,785	85,695	396,498
Metals	5,644,235	766,816	4,574,176	3,397,186
Softs	997,059	548,695	869,675	799,046
Stock indices	28,143,195	8,501,449	28,389,566	11,803,593

Total futures
contracts	91,276,925	59,854,827	81,947,026	124,675,927

Forward currency
contracts	16,530,678	24,409,882	14,825,094	49,005,069

Total average
notional	$107,807,603	$84,264,709	$96,772,120	$173,680,996

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at September 30, 2025 and 2024. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the Managing Owner believes it is a more meaningful representation of notional values of the Trust’s open interest rate positions.

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

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of September 30, 2025 and December 31, 2024.

Offsetting of derivative assets and liabilities at September 30, 2025

	Gross amounts of recognized assets	Gross amounts offset in the Statements of Financial Condition	Net amounts of assets presented in the Statements of Financial Condition
Assets
Futures contracts
Counterparty J	$329,762	$(69,751)	$260,011

Forward currency contracts
Counterparty G	336,912	(159,382)	177,530

Total assets	$666,674	$(229,133)	$437,541
			(Continued)

	Gross amounts of recognized liabilities	Gross amounts offset in the Statements of Financial Condition	Net amounts of liabilities presented in the Statements of Financial Condition
Liabilities
Futures contracts
Counterparty C	$45,413	$(36,266)	$9,147
Counterparty L	503,060	(437,361)	65,699
Total futures contracts	548,473	(473,627)	74,846

Forward currency contracts
Counterparty K	672,773	(610,885)	61,888
Total forward currency contracts	672,773	(610,885)	61,888

Total liabilities	$1,221,246	$(1,084,512)	$136,734
			(Concluded)

		Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net amounts of assets presented in the Statements of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty G	$177,530	$-	$-	$177,530
Counterparty J	260,011	-	(260,011)	-

Total	$437,541	$-	$(260,011)	$177,530

		Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net amounts of liabilities presented in the Statements of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount

Counterparty C	$9,147	$-	$(9,147)	$-
Counterparty K	61,888	-	(61,888)	-
Counterparty L	65,699	-	(65,699)	-

Total	$136,734	$-	$(136,734)	$-

(1) Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange.
(2) Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets and liabilities presented in the Statements of Financial Condition for each respective counterparty.
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of September 30, 2025.

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

The Trust’s forward currency trading activities are cleared through DB and BA. The Trust’s concentration of credit risk associated with DB or BA nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB and BA. The amount of such credit risk was $5,519,958 and $7,700,597 at September 30, 2025 and December 31, 2024, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and nine months ended September 30, 2025 and 2024. Profit share earned (from Unitholders’ redemptions) is credited to the New Profit Memo Account as defined in the Trust’s Declaration of Trust and Trust Agreement (the “Trust Agreement”).

	Three months ended:
	September 30,	September 30,
	2025	2024
Profit share earned	$-	$-
Reversal of profit share (1)	-	(6,427)
Profit share accrued	-	-
Total profit share	$-	$(6,427)

	Nine months ended:
	September 30,	September 30,
	2025	2024
Profit share earned	$-	$736
Profit share accrued	-	-
Total profit share	$-	$736

(1) On July 1st

5. RELATED PARTY TRANSACTIONS

The Trust pays all routine expenses, such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee’s fees, the charges of an outside accounting services agency and the expenses of updating the Trust’s Prospectus), as well as extraordinary costs. At September 30, 2025 and December 31, 2024, the Managing Owner is owed $19,305 and $0, respectively, from the Trust in connection with such expenses it has paid on the Trust’s behalf (and is included in “Due to Managing Owner” in the Statements of Financial Condition).

Series 1 Unitholders who redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units’ net asset value as of the date of redemption. All redemption charges will be paid to the Managing Owner. There was no redemption charge payable at September 30, 2025 or December 31, 2024.

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

7. BROKERAGE AND CUSTODIAL FEES

Per the Trust agreement, selling agents are prohibited from receiving amounts in excess of 9.5% of the gross offering proceeds of Series 1 Units sold subsequent to August 12, 2009. During the three and nine months ended September 30, 2025 and 2024, the Managing Owner rebated to the Trust for the benefit of all holders of Series 1 Units, all amounts that would have otherwise been due to selling agents but for the 9.5% cap. Further, in certain cases, there are Series 1 Units that remain outstanding, where there is no longer a selling agent associated with such Units. Beginning in August 2014, the Managing Owner rebated such amounts to the Trust for the benefit of all holders of Series 1 Units. The total amounts rebated to the Trust for both of these items were as follows:

	Three months ending September 30,		Nine months ending September 30,
	2025	2024	2025	2024

Brokerage fee rebates	$ 41,818	$ 50,801	$ 133,745	$ 157,543

8. DUE FROM/TO BROKERS

At September 30, 2025 and December 31, 2024, due from and due to brokers balances, if applicable, in the Statements of Financial Condition include net cash receivable from each broker and net cash payable to each broker, respectively. The due from broker balance also includes cash held as collateral at Bank of America, N.A.

9. SUBSEQUENT EVENTS

The Managing Owner has performed its evaluation of subsequent events from October 1, 2025 to November 13, 2025, the date this Form 10-Q was filed. Based on such evaluation, no further events were discovered that required disclosure or adjustment to the financial statements.

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

During its operations for the three and nine months ended September 30, 2025, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

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

Periods ended September 30, 2025

Month Ended:		Total Trust Capital

September 30, 2025		$59,217,406
June 30, 2025		63,311,552
December 31, 2024		70,303,642

	Three months ended	Nine months ended
Change in Trust Capital	$(4,094,146)	$(11,086,236)
Percent Change	(6.47)%	(15.77)%

THREE MONTHS ENDED SEPTEMBER 30, 2025

The decrease in the Trust’s net assets of $4,094,146 was attributable to net loss after profit share of $2,205,341 and redemptions of $1,888,805.

Management fees and installment selling commissions are calculated on the net asset value of the Series 1 Units, Series 3 Units and Series 5 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees and installment selling commissions for the three months ended September 30, 2025 decreased $62,007 and $50,253 (net of Managing Owner commission rebate to Unitholders), respectively, relative to the corresponding period in 2024, due to a decrease in the Trust’s Series 1, Series 3 and Series 5 average net assets.

Trade execution and clearing costs, include costs relating to electronic trading (such as, but not limited to: National Futures Association (“NFA”) fees; exchange-related fees; foreign currency prime brokerage fees; externally incurred costs of establishing and utilizing electronic trading, computer, software and systems connections directly or indirectly with the Trust’s brokers and counterparties or with third parties to facilitate electronic trading with the Trust’s brokers and counterparties; and execution related data acquisition and subscription costs). Trade execution and clearing costs for the three months ended September 30, 2025 decreased $12,907 relative to the corresponding period in 2024. The decrease was due mainly to a decrease in the Trust’s net assets which was partially offset by an increase in trading volume during the three months ended September 30, 2025 relative to the corresponding period in 2024.

Administrative expenses for the three months ended September 30, 2025 decreased $9,634 relative to the corresponding period in 2024. The increase was due mainly to a reduction in professional fees accruals during the three months ended September 30, 2025 relative to the corresponding period in 2024.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust’s brokers and custodian. Interest income for the three months ended September 30, 2025 decreased $308,811 relative to the corresponding period in 2024. This decrease was due predominantly to a decrease in short-term U.S. Treasury yields and a decrease in the Trust’s net assets during the three months ended September 30, 2025 relative to the corresponding period in 2024.

During the three months ended September 30, 2025, the Trust experienced net realized and unrealized losses of $2,067,940 from its trading operations (including foreign exchange translations and Treasury obligations). Total brokerage and management fees of $714,778, administrative expenses of $109,292, custody fees and other expenses of $6,979 were incurred. Interest income of $651,830 and Managing Owner commission rebate to Unitholders of $41,818 partially offset the Trust expenses resulting in net loss after profit share to the Managing Owner of $2,205,341. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Trust Capital
Currencies	0.81%
Energies	(0.31)%
Grains	0.42%
Interest rates	(3.42)%
Livestock	0.00%
Metals	(0.01)%
Softs	0.04%
Stock indices	(0.83)%

Trading loss	(3.30)%

NINE MONTHS ENDED SEPTEMBER 30, 2025

The decrease in the Trust’s net assets of $11,086,236 was attributable to net loss after profit share of $3,561,629 and redemptions of $7,524,607.

Management fees and installment selling commissions are calculated on the net asset value of the Series 1 Units, Series 3 Units and Series 5 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees and installment selling commissions for the nine months ended September 30, 2025 decreased $183,787 and $194,665 (net of Managing Owner commission rebate to Unitholders), respectively, relative to the corresponding period in 2024, due to a decrease in the Trust’s Series 1, Series 3 and Series 5 average net assets.

Trade execution and clearing costs, include costs relating to electronic trading (such as, but not limited to: National Futures Association (“NFA”) fees; exchange-related fees; foreign currency prime brokerage fees; externally incurred costs of establishing and utilizing electronic trading, computer, software and systems connections directly or indirectly with the Trust’s brokers and counterparties or with third parties to facilitate electronic trading with the Trust’s brokers and counterparties; and execution related data acquisition and subscription costs). Trade execution and clearing costs for the nine months ended September 30, 2025 decreased $67,886 relative to the corresponding period in 2024. The decrease was due mainly to a decrease in the Trust’s net assets and a decrease in trading volume during the nine months ended September 30, 2025 relative to the corresponding period in 2024.

Administrative expenses for the nine months ended September 30, 2025 decreased $11,482 relative to the corresponding period in 2024. The decrease was due mainly to a reduction in professional fees accruals during the nine months ended September 30, 2025 relative to the corresponding period in 2024.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust’s brokers and custodian. Interest income for the nine months ended September 30, 2025 decreased $815,874 relative to the corresponding period in 2024. This decrease was due predominantly to a decrease in short-term U.S. Treasury yields and a decrease in the Trust’s net assets during the nine months ended September 30, 2025 relative to the corresponding period in 2024.

During the nine months ended September 30, 2025, the Trust experienced net realized and unrealized losses of $3,225,319 from its trading operations (including foreign exchange translations and Treasury obligations). Total brokerage and management fees of $2,268,995, administrative expenses of $334,220, custody fees and other expenses of $17,731 were incurred. Interest income of $2,150,891 and Managing Owner commission rebate to Unitholders of $133,745 partially offset the Trust expenses resulting in net loss after profit share to the Managing Owner of $3,561,629. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Trust Capital
Currencies	(1.49)%
Energies	(0.67)%
Grains	0.38%
Interest rates	(3.05)%
Livestock	0.02%
Metals	1.08%
Softs	0.08%
Stock indices	(1.15)%

Trading loss	(4.80)%

MANAGEMENT DISCUSSION –2025

Three months ended September 30, 2025

The Trust was unprofitable during the quarter as losses from trading interest rate and equity index futures far outpaced the gain from trading currency forwards. Meanwhile, trading of commodity futures was nearly flat as profits from trading grain and soft commodity futures were marginally bigger than the losses from trading energy and metal futures.

Interest rates were volatile in the July-September period. Short-term interest rates generally declined as central banks cut official interest rates following receding inflation and concerns about slowing growth and employment, although sticky services, housing inflation and tariff uncertainties at times seemingly interrupted the declines. Meanwhile, medium- and long-term interest rates tended to rise amid concerns about the sustainability of fiscal policy agendas globally—especially in the United Kingdom (“U.K.”), France, Germany, Japan and the U.S.—although growth worries possibly limited the rise. Trading of French, Italian, German, U.K., U.S. and Australian interest rate futures was unprofitable.

Optimism around capital expenditure spending on artificial intelligence (“AI”), power and electricity, and defense and infrastructure, together with declines in official interest rates, seemed to strengthen equities during the quarter, although concerns about tariffs, trade, global growth, threats to Federal Reserve (“Fed”) independence and a looming U.S. government shutdown appeared to dampen investor enthusiasm at times. Against this background and China’s anti-involution program, long positions in Korean, Chinese, Hong Kong, Taiwanese and Singaporean stock index futures were profitable. On the other hand, short positions in U.S., U.K., European and Brazilian equity futures posted fractionally larger losses.

The U.S. dollar, fell during the first half of 2025, rebounded in July, and resumed its decline in August and September. Growth concerns and signs of a slowing U.S. labor market coincided with the Fed’s rate cut cycle restart, concerns about Fed independence and expectations of an impending U.S. government shutdown. Short U.S. dollar trades versus the high-yielding Mexican peso and Brazilian real were profitable. Trading the U.S. dollar against the Swiss franc and British pound were also profitable. Similarly, long U.S. dollar positions relative to the New Zealand and Canadian dollars were profitable amid marked economic slowdowns in New Zealand and Canada, possibly impacted by trade difficulties. Comparatively, trading the U.S. dollar against the Chilean peso, Chinese renminbi and Singapore dollar registered partially offsetting losses.

Ample grain supplies and trade and tariff policy effects seemed to weigh on grain prices. For example, China’s decisions to discontinue its purchases of U.S. soybeans and to impose a provisional anti-dumping duty on Canadian canola effectively blocked access to the Chinese market for those products. Short positions in soybeans, wheat, corn and soybean oil were profitable.

Arabica Coffee prices rose late in the quarter, possibly impacted by a continued decline in certified stocks. At the same time, U.S. roasters searched for alternatives following the imposition of a 50% tariff on coffee exports from Brazil. Meanwhile, Brazil’s coffee-growing regions continued to face challenging weather conditions, including drought, irregular rainfall, and cold snaps, all of which typically threaten crop yields. A long Arabica futures trade was profitable.

Energy prices were volatile during the quarter. Prices decreased at times, possibly due to concerns over a global supply glut following the Internation Energy Agency’s forecast that supply will outpace demand in coming quarters and Organization of the Petroleum Exporting Countries’ (“OPEC+”) effort to restore idle capacity. Additional pressure seemingly came from expectations of reduced fuel consumption as the summer driving season came to an end. Comparatively, geopolitical tensions and supply risks surrounding events in Russia, Ukraine and India, together with stronger than expected U.S. growth data, appeared to help support oil prices. Long positions in crude oil and heating oil, along with trading of RBOB gasoline and carbon emissions, were unprofitable. Trading in European Title Transfer Facility (TTF) gas was also unprofitable as prices were volatile amid supply uncertainties surrounding geopolitical tensions from Russia’s war on Ukraine. On the other hand, a short U.S. natural gas trade was profitable as natural gas prices fell in volatile trading in July amid high production and inventory levels and moderate temperatures that seemingly impacted demand. A long London gas oil trade was also profitable in July.

Metal prices continued to be volatile amid tariff, trade, geopolitical and macroeconomic factors. A long Chicago copper trade was unprofitable in July when prices decreased as President Trump indicated that refined copper would be exempt from U.S. tariffs. Prices for metals with both precious and industrial uses, like platinum and silver, which had been seemingly weighed down by concerns about industrial demand, increased during the quarter, and short positions posted sizable losses. On the other hand, long gold trades were profitable as prices, completing their seventh straight weekly advance, closed the quarter at an all-time high near $3900/oz. amid a weaker dollar, hopes for lower U.S. interest rates and safe-haven demand. Buyers included central banks, institutional investors and retail investors.

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

CONTRACTUAL OBLIGATIONS

The Trust does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Trust’s sole business is trading futures, forward currency, spot, option, and swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Trust for less than four months before being offset or rolled over into new contracts with similar maturities. The Trust’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Trust’s open futures and forward currency contracts, both long and short, at September 30, 2025 and December 31, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

The Managing Owner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Trust as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the

Managing Owner’s internal controls over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Managing Owner’s internal controls over financial reporting with respect to the Trust.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)There have been no sales of unregistered securities of the Trust during the three months ended September 30, 2025

(b)Pursuant to the Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding and Units are not reissued once redeemed.

The following table summarizes the redemptions by Unitholders during the three months ended September 30, 2025.

	Series 1		Series 3		Series 4		Series 5
Date of Redemption	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit

July 31, 2025	207.982	$1,129.13	17.930	$2,012.43	0.660	$2,907.59	95.805	$1,839.79
August 31, 2025	35.569	1,094.54	13.097	1,957.88	-	2,832.91	-	1,788.80
September 30, 2025	208.347	1,077.71	503.010	1,934.90	3.088	2,803.75	95.468	1,766.70
Total	451.898		534.037		3.748		191.273

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2025, neither the Managing Owner nor its directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended ).

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

Date: November 13, 2025
/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)