Form 10-K
period 2025-12-31
GLOBAL MACRO TRUST
filed 2026-03-31
CIK 1145765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended: December 31, 2025

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

Not applicable.

Documents Incorporated by Reference

Registrant’s Financial Statements for the years ended December 31, 2025 and 2024 and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2025, is incorporated by reference into Part II Item 8 and Part IV hereof and filed as an exhibit herewith.

PART I

Item 1.    Business

(a)    General development of business

Global Macro Trust (the “Trust”) is a Delaware statutory trust organized on July 23, 2001 pursuant to a Declaration of Trust and Trust Agreement (the “Trust Agreement”), under the Delaware Statutory Trust Act. The Trust originally filed a registration statement, under the Securities Act of 1933, as amended (the “Securities Act”), with the Securities and Exchange Commission (“SEC”) to register units of beneficial interest (the “Units”), which registration statement became effective March 26, 2002. Between April 1, 2002 and June 30, 2002, the Units were publicly offered at an initial price of $1,000 per Unit. The Trust commenced operations on July 1, 2002. The Trust has subsequently registered additional Units with the SEC. The net asset value of a Series 1 Unit that originally sold for $1,000 as of July 1, 2002 was $1,069.25 as of December 31, 2025. The net asset value of a Series 3 Unit that originally sold for $1,180.91 as of September 1, 2009 was $1,940.76 as of December 31, 2025. The net asset value of a Series 4 Unit that originally sold for $1,315.33 as of November 1, 2010 was $2,824.58 as of December 31, 2025. The net asset value of a Series 5 Unit that originally sold for $1,500.00 as of April 1, 2018 was $1,768.72 as of December 31, 2025.

Effective September 29, 2017, previously offered Series 1 and Series 2 Units are not being offered by the Trust. All Series 2 Units have been redeemed as of August 31, 2017, while outstanding Series 1 Units remain subject to their original terms.

 As of December 31, 2025, Units were being offered on a monthly basis at net asset value per Unit. The Units are offered through a number of registered broker-dealer selling agents on a best efforts basis.

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

The Managing Owner invested $400 in the Trust as an initial capital contribution to the Trust and $2,000,000 in the Trust at the outset of trading and subsequently has contributed an additional $3,812,100 and has redeemed $51,800,724 as of December 31, 2025. After reflecting net income of $8,749,589 and profit share of $39,322,334 from inception up to and including December 31, 2025, this investment totaled $2,083,699, as of December 31, 2025.

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

Over approximately 55 years, the Managing Owner and its predecessor entities have developed hundreds of trading systems. These trading systems generate buy or sell decisions in a particular market based on the analysis of a range of quantitative data, and the interactions of such data, in the particular market or in markets in general.

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

(b)    Holders

As of December 31, 2025, there were 1,262 holders of Series 1 Units, 143 holders of Series 3 Units, 1 holder of Series 4 Units and 51 holders of Series 5 Units.

(c)    Dividends

No distributions or dividends have been made on the Units, and the Managing Owner has no present intention to make any.

(d)    Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)    Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There have been no sales of unregistered securities of the Trust during 2024 or 2025.

(f)    Purchases of Equity Securities by the Issuer

Pursuant to the Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following table summarizes the redemptions by Series 1, Series 3, Series 4 and Series 5 Unitholders during the fourth calendar quarter of 2025.

	Series 1 Units	Series 1	Series 3 Units	Series 3	Series 4 Units	Series 4	Series 5 Units	Series 5
Redemption Date	Redeemed	Unit NAV	Redeemed	Unit NAV	Redeemed	Unit NAV	Redeemed	Unit NAV
October 31, 2025	(1,048.011)	1,066.36	(116.129)	1,921.40	(0.392)	2,788.26	(127.963)	1,753.28
November 30, 2025	(466.007)	1,058.92	(284.453)	1,914.94	(141.594)	2,782.94	0.000	1,746.29
December 31, 2025	(423.435)	1,069.25	(333.774)	1,940.76	(71.179)	2,824.58	0.000	1,768.72
	(1,937.453)		(734.356)		(213.165)		(127.963)

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

The Trust’s assets are generally held as cash or cash equivalents, including short-term U.S. government obligations, which are used to margin the Trust’s futures, forward and spot currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Trust’s futures, forward and spot trading, the Trust’s assets are highly liquid and are expected to remain so. During its operations through December 31, 2025, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

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

2025

During 2025, the Trust incurred net realized and unrealized losses of $3,244,981 from its trading operations (including foreign exchange transactions and translations). Brokerage fees and management fees of $2,933,502, administrative expenses of $418,890 and custody fees and other expenses of $24,911 were paid or accrued. Interest income of $2,719,940 and Managing Owner commission rebate to Unitholders of $172,562 partially offset the Trust’s expenses resulting in a net loss of $3,729,782.

An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	0.04%
Energies	(2.11)%
Grains	(0.06)%
Interest rates	(4.33)%
Livestock	0.07%
Metals	1.92%
Softs	0.01%
Stock indices	(0.20)%

Total	(4.66)%

The Trust was unprofitable as losses from trading interest rate futures, energy futures and, to a small extent, currency forwards exceeded profits from trading metal and equity index futures. Trading in soft and agricultural commodity futures was nearly flat.

Throughout the year, forecasts and expectations regarding global and regional growth, inflation and unemployment fluctuated as market participants attempted to assess the potential impact of the Trump Administration’s implementation of tariff and trade policies, tax and spending initiatives, immigration policy and regulatory changes. Concerns about global government debt and deficits, the potential short-term versus long-term impacts of the artificial intelligence revolution and geopolitical uncertainties—including Ukraine/Russia, Gaza, Iran, and Venezuela—also coincided with volatility in global financial and commodity markets.

Trading interest rate futures across maturities and geographies was negative. Developed market central banks sought to balance concerns about persistent inflation and rising unemployment, and short-term interest rates were volatile, although they declined markedly during the year. Meanwhile, medium- and long-term interest rates were volatile amid governmental debt and deficit concerns and increasing private demand to finance the artificial intelligence revolution and related power demands, which were associated with expectations for higher interest rates. Trading of U.S., European, Canadian, Australian and Japanese interest rate futures were unprofitable.

Energy prices were volatile throughout the year. Geopolitical tensions—including, U.S. sanction and tariff threats against Russia, the 12-day Israel/Iran conflict, the U.S. oil blockade and drug interdiction of Venezuela, the Trump Administration’s general trade and tariff policies and U.S.-China trade negotiations—were associated with periodic increases in prices. On the other hand, increased production from OPEC+, together with production increases from non-OPEC+ countries, including the U.S., Guyana, Brazil, Canada and Argentina, among others, coincided with a global supply glut. Persistent sluggish growth and energy demand in China accompanied these supply conditions. Overall, trading Brent crude oil, West Texas Intermediate (WTI) crude oil, Reformulated Blendstock for Oxygenate Blending (RBOB) gasoline, London gas oil and heating oil was unprofitable. Trading in Dutch Title Transfer Facility (TTF) natural gas was also unprofitable, amid a period in which the market was seemingly sensitive to a combination of geopolitical tensions, weather anomalies and shifting global trade policies. Trading in carbon emissions also generated a loss. Conversely, trading U.S. natural gas futures was fractionally profitable.

Throughout 2025, the U.S. dollar traded amid several factors, including a narrowing of favorable interest rate and growth rate differentials, concerns regarding Federal Reserve independence, trade policy and tariff uncertainty, fiscal policy deficit and debt concerns, and a reduced role for the U.S. dollar as a reserve and haven currency. Consequently, long U.S. dollar positions against the euro, Swiss franc, Singapore dollar, British pound, Australian dollar, New Zealand dollar, Chinese renminbi and several other currencies were unprofitable, especially during the first half of the year. Conversely, short U.S. dollar trades against the high yield Mexican peso, Brazilian real, Polish zloty and South African rand generated largely offsetting gains. A credit rating upgrade for South Africa also coincided with an increase in the South African rand. A long U.S. dollar trade versus the Japanese yen was also profitable.

Long gold positions were highly profitable amid declining interest rates, a weak U.S. dollar, haven demand associated with geopolitical tensions, tariff concerns, economic uncertainties, and continuing central bank diversification demand potentially impacted gold prices throughout the year. Long London copper and aluminum trades were also profitable in the fourth quarter, during a period in which prices increased alongside idiosyncratic supply conditions and strong demand related to artificial intelligence and electricity usage. Conversely, other metal prices were volatile amid tariff, trade, geopolitical and macroeconomic factors and registered partially offsetting losses. For example, early in the period, concerns regarding the potential impact of tariffs on trade and economic growth seemed to be associated with lower prices for New York copper, nickel, zinc and, to a lesser extent, silver and platinum, metals with significant industrial uses. Later, however, silver and platinum reached price levels above 10-year highs, coinciding with losses from short trades.

Equity markets traded amid robust capital expenditures on artificial intelligence, energy and electricity, defense and infrastructure, declining official interest rates and generally solid corporate earnings. However, persistent concerns about trade policy, tariffs, geopolitical tensions, fiscal debt and deficits and elevated valuations were associated with subdued market sentiment. Long positions in Korean, Japanese, Taiwanese and Singaporean equity index futures were profitable. Corporate and equity market reforms coincided with increases in the Korean and Japanese markets. Long positions in Spanish, Italian and European, Australasia, and Far East (EAFE) stock index futures, as well as trading of U.S. futures, were also profitable. Conversely, trading of Brazilian equity index futures was highly unprofitable, in a market environment characterized by high interest rates, fiscal policy uncertainty, political turmoil, and shifting global trade dynamics. Trading of Chinese, Indian, Australian, French and the EURO STOXX 50 indices was also unprofitable.

Results from trading soft and agricultural commodities were mixed and flat overall. Short wheat trades were profitable, as prices declined amid ample supply prospects for the U.S., Brazil and Russia. Long live cattle prices were elevated during the year amid a supply shortage and resilient consumer demand for high-protein diets, and a long position was profitable. At the start of the year, a long Arabica coffee position was profitable when prices reached record highs, coinciding with adverse weather conditions that damaged crops in Brazil and Vietnam, low inventory levels and strong global demand. Conversely, trading soybean oil was unprofitable amid concerns about U.S. and Indonesian biofuel blending mandates and Malaysian and Indonesian export controls on crude palm oil. Also, late in the year, a short soybean position posted a loss, during a time when prices rose to their highest level since July 2024 coinciding with U.S. Treasury Secretary Bessent’s announcement that China agreed to renew purchases of American soybeans. A long corn trade early in the year was slightly unprofitable, as well as trading in cocoa and sugar.

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

Item 8.    Financial Statements and Supplementary Data

Financial statements required by this item, including the report of Deloitte & Touche LLP (PCAOB ID: 34) for the fiscal years ended December 31, 2025 and 2024, are included as Exhibit 13.01 to this report. Supplementary data is not required.

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

The Managing Owner assessed the effectiveness of its internal control over financial reporting with respect to the Trust as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on its assessment, management has concluded that, as of December 31, 2025, the Managing Owner’s internal control over financial reporting with respect to the Trust is effective based on those criteria.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the Managing Owner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in the Trust’s internal control over financial reporting for the year ended December 31, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(a)None.

(b)During the year ended December 31, 2025, neither the Managing Owner nor its directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

The principals and senior officers of the Managing Owner as of December 31, 2025 are as follows:

Harvey Beker, age 72. Mr. Beker is Chairman of the Managing Owner and serves as a member of the Managing Owner’s Investment Committee. He received a Bachelor of Arts degree in economics from New York University (“NYU”) in 1974 and a Master of Business Administration degree in finance from NYU in 1975. From June 1975 to July 1977, Mr. Beker was employed by the investment bank Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies. From July 1977 to June 1978, Mr. Beker was a futures trader at the commodities and securities brokerage firm of Clayton Brokerage Co. of St. Louis. Mr. Beker joined The Millburn Corporation in June 1978. He initially served as the Director of Operations for its affiliate, Millburn Partners, and most recently thereafter served as Co-Chief Executive Officer of the Managing Owner and Chairman and Chief Executive Officer of The Millburn Corporation until November 1, 2015. During his tenure at the Managing Owner (including its former affiliates, The Millburn Corporation, Millburn Partners and CommInVest), he has been instrumental in the development of the research, trading and operations areas. Mr. Beker became a principal of the firm in June 1982, and a partner in the predecessor to ShareInVest in April 1982. Mr. Beker became registered as an Associated Person and a Swap Associated Person of the Managing Owner effective November 25, 1986 and March 8, 2013, respectively. He was also listed as a Principal and registered as an Associated Person of ShareInVest effective February 20, 1986 until February 25, 2007. Since March 20, 2020, Mr. Beker has also served as Chairman of each entity in Millburn International Group and prior to that date served as Co-Chairman of each such entity since its inception.

Gregg R. Buckbinder, age 67. Mr. Buckbinder is President and Chief Operating Officer of the Managing Owner. He joined the Managing Owner and The Millburn Corporation in January 1998 from Odyssey Partners, L.P., an investment management firm, where he was responsible for the operation, administration and accounting of the firm’s merchant banking and managed account businesses from July 1990 through December 1997. Mr. Buckbinder was employed by Tucker Anthony, a securities broker and dealer, from June 1985 to July 1990 where he was First Vice President and Controller, and from August 1983 to June 1984 where he designed and implemented various operations and accounting systems. He was with the public accounting firm of Ernst & Whinney from June 1984 to June 1985 as a manager in the tax department and from September 1980 to August 1983 as a senior auditor, with an emphasis on clients in the financial services business. Mr. Buckbinder graduated cum laude from Pace University (“Pace”) in 1980 with a B.B.A. in accounting and received an M.S. in taxation from Pace in 1988. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. Mr. Buckbinder served as Senior Vice-President of the Managing Owner and The Millburn Corporation until November 1, 2015, the Chief Financial Officer of the Managing Owner until February 1, 2020, and has since served as the President and Chief Operating Officer of both entities with his affiliation with The Millburn Corporation ceasing on December 31, 2018 upon The Millburn Corporation’s merger into the Managing Owner. Mr. Buckbinder has also served as Senior Vice President, Chief Operating Officer and a Director of each entity in Millburn International Group since inception. Mr. Buckbinder became listed as a Principal of the Managing Owner effective February 5, 1999. He became listed as a Principal of The Millburn Corporation effective March 23, 1998 until January 17, 2019 following The Millburn Corporation’s merger into the Managing Owner. Mr. Buckbinder became a partner in ShareInVest in January 2000. He was also listed as a Principal of ShareInVest effective February 28, 2001 until February 25, 2007.

Michael W. Carter, age 56. Mr. Carter is a Vice President, Director of Operations and Principal Accounting Officer of the Managing Owner. He is responsible for overseeing operations and accounting for the firm’s commodity pools. Mr. Carter has served as Principal Accounting Officer of the Managing Owner since May 2014, and prior to the merger of The Millburn Corporation into the Managing Owner on December 31, 2018, also served as Vice President and Director of Operations of The Millburn Corporation since January 2011, maintaining responsibility for the entity’s operations. Mr. Carter previously held the positions of Fund Controller (February 2001 until February 2011) and Senior Accountant (March 2000 until February 2001) with The Millburn Corporation. He graduated from Rutgers, The State University of New Jersey – Newark in May 1997 with a B.S. in Accounting. Prior to joining the Managing Owner and its affiliates in March 2000, he was employed with the accounting firm Rothstein Kass & Company, P.C., as a fund accountant from March 1997 until September 1997 and as a staff auditor from September 1997 until June 1999, and then an equity analyst covering restaurants with the brokerage firm of Sidoti & Company, LLC, which conducts independent small-cap equity research for institutional investors, from June 1999 until February 2000. He is a Certified Public Accountant. Mr. Carter became listed as Principal of the Managing Owner effective April 22, 2014.

Steven M. Felsenthal, age 56. Mr. Felsenthal is General Counsel and Chief Compliance Officer of the Managing Owner. Prior to joining the Managing Owner and its affiliates (including its former affiliate The Millburn Corporation) in January 2004, Mr. Felsenthal was a senior associate in the investment management group at the law firm of Schulte Roth & Zabel LLP (September 1999 to January 2004), where he represented and advised hedge funds, registered investment companies, investment advisers, broker-dealers and banks in connection with all facets of their asset management businesses, and a member of the tax department of the law firm of Kramer, Levin, Naftalis & Frankel LLP (October 1996 to September 1999). He graduated cum laude from Yeshiva University in 1991 with a B.A. in political science, and order of the coif from Fordham University School of Law in 1996, where he also served as an editor of the Fordham Environmental Law Journal. Mr. Felsenthal received an LL.M degree in taxation from NYU School of Law in 2001 and has written and been quoted in numerous published articles, and speaks at conferences, on various topics related to investment management. Mr. Felsenthal is a member of the New York State Bar (since August 1997), a member of the NFA’s Compliance and Risk Committee (since May 2014), a member of the Managed Funds Association’s (“MFA’s”) CTA, CPO and Futures Committee, serving as Chair (April 2018 to February 2020) and Vice Chair (February 2017 to April 2018), a member of the Steering Committee of the MFA’s Chief Compliance Officer Forum (June 2014 to December 2015; and February 2024 to present), former Chairman of the MFA’s CPO/CTA Advisory Committee (November 2006 to June 2010) and former Co-Chairman of the Steering Committee of the MFA’s CPO/CTA Forum (June 2010 to January 2013), is currently a member of the Editorial Boards of the Journal of Securities Operations & Custody (formerly known as the Journal of Securities Law, Regulation and Compliance) (since February 2007) and the Journal of Financial Compliance (since August 2017) and was a regular lecturer for the Regulatory Compliance Association’s Chief Compliance Officer University (since May 2009). Mr. Felsenthal has also served as General Counsel, Chief Compliance Officer and Secretary of each entity in Millburn International Group since inception. Mr. Felsenthal became listed as a Principal of the Managing Owner effective June 24, 2004. He also became registered as an Associated Person of the Managing Owner effective September 5, 2024. Mr. Felsenthal also served as General Counsel and Chief Compliance Officer of ShareInVest. Mr. Felsenthal’s affiliation with The Millburn Corporation ceased on December 31, 2018 upon its merger into the Managing Owner.

Mark B. Fitzsimmons, age 78. Mr. Fitzsimmons is a Senior Vice President of the Managing Owner. His responsibilities mainly involve business development. He joined the Managing Owner and its affiliates (including its former affiliate The Millburn Corporation) in January 1990 from the brokerage firm of Morgan Stanley & Co. Incorporated, a global financial services firm, where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm from October 1987 until January 1990. From September 1977 to October 1987, he was with the financial institution Chemical Bank New York Corporation (“Chemical”), first as a Senior Economist in Chemical’s Foreign Exchange Advisory Service and later as a Vice President and Manager of Chemical’s Corporate Trading Group. While at Chemical he also traded both foreign exchange and fixed income products. From September 1973 to September 1977, Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department. He graduated summa cum laude from the University of Bridgeport, Connecticut in 1970 with a B.S. degree in economics. His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973. Mr. Fitzsimmons became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the Managing Owner effective July 2, 1993, April 15, 2009, and March 8, 2013, respectively. Mr. Fitzsimmons was a partner in ShareInVest beginning in January 2000. He was also a listed Principal of ShareInVest effective May 19, 1999 until February 25, 2007. Mr. Fitzsimmons also served as a Senior Vice President of The Millburn Corporation until December 31, 2011 with his main responsibilities including business development and investment strategy.

Barry Goodman, age 68. Mr. Goodman is Co-Chief Executive Officer and Executive Director of Trading of the Managing Owner, and serves as a member of the Managing Owner’s Investment Committee. Mr. Goodman plays an integral role in business and product development, and in the strategic direction of the firm as a whole. Mr. Goodman joined the Managing Owner (including its former affiliate The Millburn Corporation) and Millburn Partners in November 1982 as Assistant Director of Trading and thereafter served as Executive Vice President of the Managing Owner and The Millburn Corporation until November 1, 2015. Mr. Goodman has since served as Co-Chief Executive Officer and Executive Director of Trading of both entities with his affiliation with The Millburn Corporation ceasing on December 31, 2018 upon the merger of The Millburn Corporation into the Managing Owner. His responsibilities include overseeing the firm’s trading operations and managing its trading relationships, as well as the design and implementation of trading systems. From September 1980 through October 1982, he was a commodity trader at the brokerage firm of E. F. Hutton & Co., Inc. (“E.F. Hutton”). At E.F. Hutton, he also designed and maintained various technical indicators and coordinated research projects pertaining to the futures markets. Mr. Goodman graduated magna cum laude from Harpur College of the State University of New York in 1979 with a B.A. in economics. Mr. Goodman has also served as President and a Director of each entity in Millburn International Group since inception. Mr. Goodman became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the Managing Owner effective December 19, 1991, May 23, 1989 and January 14, 2013, respectively. He became a partner in ShareInVest in January 1994. Mr. Goodman was a listed Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Grant N. Smith, age 74. Mr. Smith is Co-Chief Executive Officer of the Managing Owner, and serves as a member of the Managing Owner’s Investment Committee. He is responsible for assisting in the oversight of the heads of departments that design, test and implement quantitative trading strategies, as well those that as plan and implement the firm’s computer infrastructure. He received a B.S. degree from the Massachusetts Institute of Technology (“MIT”) in 1974 and an M.S. degree from MIT in 1975. While at MIT, he held several teaching and research positions in the computer science field and participated in various projects relating to database management. He joined the predecessor entity to The Millburn Corporation in June 1975, and has been continuously associated with the Managing Owner and its affiliates since that time. Mr. Smith served as the Executive Vice President of the Managing Owner and The Millburn Corporation until November 1, 2015 as the Director of Research of both such entities until May 31, 2016, and then as Chief Investment Officer and Co-Chief Investment Officer of the Managing Owner until March 2025. Since April 2016, he has served as the Co-Chief Executive Officer of both entities with his affiliation in to The Millburn Corporation ceasing on December 31, 2018 upon the merger of The Millburn Corporation into the Managing Owner. He has also served as a Director of each entity in Millburn International Group since inception, where he, along with the other Directors of each of those entities, is responsible for its overall management. Mr. Smith became listed as a Principal of the Managing Owner, effective December 19, 1991.

Mr. Smith also became a partner in ShareInVest in January 1994. He also was listed as a Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Ilon Wu, age 49. Ms. Wu is a Vice President and Chief Financial Officer of the Managing Owner. Her areas of responsibility include overseeing the accounting and finance for the Managing Owner and accounting and administration of many of the investment vehicles managed by the Managing Owner. Ms. Wu has served as Chief Financial Officer of the Managing Owner since January 2020, before which she served as Controller of The Millburn Corporation (since January 2011), a position she held prior to the merger of The Millburn Corporation into the Managing Owner on December 31, 2018, and then in the same capacity at the Managing Owner. Ms. Wu previously held the positions of Assistant Controller (August 2005 until December 2010) and Senior Financial Accountant (June 2000 until August 2006) with The Millburn Corporation. She graduated from Baruch College, The City University of New York in May 1998 with a B.B.A. in Accounting. Prior to joining the Managing Owner and its affiliates in June 2000, she was employed with the accounting firm Grant Thornton LLP, as a staff accountant from October 1998 to June 2000. She is a Certified Public Accountant. Ms. Wu became listed as Principal of the Managing Owner effective March 9, 2020. Ms. Wu’s affiliation with The Millburn Corporation ceased on December 31, 2018 upon its merger into the Managing Owner.

Michael Soss, age 51. Dr. Soss is Chief Investment Officer of Millburn and serves as a member of the Managing Owner’s Investment Committee. Dr. Soss joined the Managing Owner in January 2022 and is responsible for management of the firm’s systematic research and development functions, including system design, modeling, data management and trade execution. Dr. Soss took a 12-month pause from employment from January 2021 until January 2022. Before becoming Chief Investment Officer of the Managing Owner in March 2025, he served as Co-Chief Investment Manager (January 2024 until February 2025) and Deputy Chief Investment Officer (January 2022 until January 2024). Prior to joining the Managing Owner, Dr. Soss was employed by Point72 Asset Management, a privately held asset management company that manages assets across various asset classes and investment strategies worldwide, from March 2015 to January 2021, in leadership roles spanning risk and trading research, and most recently headed Point72’s Fusion group, a quant trading division focused on internal alpha capture. From September 2013 to March 2015 Dr. Soss was an executive director at J.P. Morgan, a multinational financial services firm, specializing in investment banking, asset management, and private banking. Dr. Soss’ other experience includes SECOR Asset Management from April 2012 to September 2013, and Goldman Sachs from August 2003 to March 2012. Dr. Soss received an AB in mathematics from Harvard University in 1996, and MSc and PhD degrees in computer science from McGill University in Montreal, Canada in 1998 and 2001, respectively. Dr. Soss became listed as a Principal of the Managing Owner, effective September 30, 2024. Dr. Soss also became registered as an Associated Person and a Swap Associated Person of the Managing Owner effective May 15, 2023, and May 30, 2023, respectively.

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

(b)    Security Ownership of Management

The Trust has no officers or directors. Under the terms of the Trust Agreement, the Trust’s affairs are managed by the Managing Owner, which has discretionary authority over the Trust’s trading. The Managing Owner’s managing owner interest was valued at $2,083,699 as of December 31, 2025, 3.81% of the Trust’s total capital.

As of December 31, 2025, the directors and executive officers of the Managing Owner beneficially owned Interests as follows:

			Percentage of Unitholder
Name	Value of Interest		Interests
		Held
	Held Directly	Indirectly [1]	% Directly	% Indirectly

Harvey Beker	$0	$0	0.00%	0.00%

Gregg Buckbinder	$0	$902,519	0.00%	0.36%

Steven M. Felsenthal	$0	$575,851	0.00%	0.23%

Mark Fitzsimmons	$0	$4,940	0.00%	0.00%

Barry Goodman	$0	$265,541	0.00%	0.10%

Grant Smith	$0	$220	0.00%	0.00%

Ilon Wu	$0	$660,656	0.00%	0.26%

Michael Carter	$0	$131,882	0.00%	0.05%

Directors and executive officers of the Managing Owner as a group	$0	$2,539,664	0.00%	1.00%

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

None.

(d)    Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

See “Item 11. Executive Compensation” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”  The Trust allocated to the Managing Owner $2,760,940 (net of $172,562 Managing Owner commission rebate to Unitholders) in brokerage and management fees. The Managing Owner’s capital interest was allocated net loss of $39,089 for the year ended December 31, 2025. The Trust allocated to the Managing Owner $3,357,561 (net of $206,170 Managing Owner commission rebate to Unitholders) in brokerage and management fees and $758 in profit share for the year ended December 31, 2024. The Managing Owner’s capital interest was allocated net income of $264,914 for the year ended December 31, 2024. The Managing Owner has paid certain administrative expenses to third-parties on behalf of the Trust, related to legal, accounting, auditing, printing, postage and similar administrative expenses, and has been or will be reimbursed without interest by the Trust. The Trust is prohibited from making any loans.

Item 14.    Principal Accountant Fees and Services

(1)           Audit Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audits of the Trust’s financial statements and reviews of the financial statements included in the quarterly reports on Form 10-Q and in connection with the statutory and regulatory filings for the years ended December 31, 2025 and 2024 were approximately $126,000 and $91,000, respectively.

(2)           Audit-Related Fees

The Trust did not engage Deloitte & Touche LLP for internal control consulting services.

(3)           Tax Fees

The Trust did not engage Deloitte & Touche LLP for professional services for tax compliance, advice or planning services.

(4)           All Other Fees

There were no other fees for the years ended December 31, 2025 and 2024.

(5)           Pre-Approval Policies

The board of directors of the Managing Owner pre-approves the engagement of the Trust’s auditor for all services to be provided by the auditor.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1)    Financial Statements

The following are included with the 2025 Annual Report to Security Holders, a copy of which is filed herewith as Exhibit 13.01.

Affirmation of Millburn Ridgefield LLC

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

(a)(3)    Exhibits as required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Designation	Description

13.01	2025 Annual Report to Security Holders

31.01	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.03	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Operating Officer

31.04	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.01	Section 1350 Certification of Co-Chief Executive Officer

32.02	Section 1350 Certification of Co-Chief Executive Officer

32.03	Section 1350 Certification of President and Chief Operating Officer

32.04	Section 1350 Certification of Chief Financial Officer

97	Insider Trading Policy

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2026.

GLOBAL MACRO TRUST

By:	Millburn Ridgefield LLC,
Managing Owner

By:	/s/ Harvey Beker
Harvey Beker
Chairman (Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Managing Owner of the Registrant and in the capacities and on the date indicated.

Title with
Signature	Managing Owner	Date

/s/ Harvey Beker	Chairman	March 31, 2026
Harvey Beker	(Director)

/s/ Barry Goodman	Co-Chief Executive Officer	March 31, 2026
Barry Goodman	(Principal Executive Officer)

/s/ Grant N. Smith	Co-Chief Executive Officer	March 31, 2026
Grant N. Smith	(Principal Executive Officer)

/s/ Gregg Buckbinder	President and Chief Operating Officer	March 31, 2026
Gregg Buckbinder	(Principal Executive Officer)

/s/ Michael W. Carter	Vice President	March 31, 2026
Michael W. Carter	(Principal Accounting Officer)

/s/ Ilon Wu	Chief Financial Officer	March 31, 2026
Ilon Wu	(Principal Financial Officer)

(Being the principal executive officers, the principal financial officer and principal accounting officer, and a majority of the directors of Millburn Ridgefield LLC)

EXHIBIT INDEX

The following exhibits are included herewith.

Designation	Description

13.01	2025 Annual Report to Security Holders

31.01	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.03	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Operating Officer

31.04	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.01	Section 1350 Certification of Co-Chief Executive Officer

32.02	Section 1350 Certification of Co-Chief Executive Officer

32.03	Section 1350 Certification of President and Chief Operating Officer

32.04	Section 1350 Certification of Chief Financial Officer

97	Insider Trading Policy

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Exhibit 13.1

.

Global Macro Trust (A Delaware Statutory Trust) Financial Statements as of and for the Years Ended December 31, 2025 and 2024, and Report of Independent Registered Public Accounting Firm

GLOBAL MACRO TRUST

AFFIRMATION OF MILLBURN RIDGEFIELD LLC

In compliance with the Commodity Futures Trading Commission’s regulations, I hereby affirm that to the best of my knowledge and belief, the information contained in the Statements of Financial Condition of Global Macro Trust, including the Condensed Schedules of Investments, as of December 31, 2025 and 2024, and the related Statements of Operations, Changes in Trust Capital and Financial Highlights for each of the two years in the period ended December 31, 2025 are complete and accurate.

Gregg Buckbinder, President
Millburn Ridgefield LLC
Managing Owner of Global Macro Trust

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112-0015 USA Tel: +1 212 492 4000 Fax: +1 212 489 1687 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders of Global Macro Trust:

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Global Macro Trust (the “Trust”), including the condensed schedules of investments, as of December 31, 2025 and 2024, the related statements of operations, changes in trust capital, and financial highlights for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2025 and 2024, and the results of its operations, changes in its trust capital, and the financial highlights for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of December 31, 2025, by correspondence with the custodian and brokers. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ Deloitte & Touche LLP

March 17, 2026

We have served as the auditor of one or more Millburn Ridgefield LLC investment companies since 2004.

GLOBAL MACRO TRUST

STATEMENTS OF FINANCIAL CONDITION
AS OF DECEMBER 31, 2025 AND 2024

	2025	2024
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes — at fair value (amortized cost
$11,038,872 and $14,444,514)	$11,053,595	$14,460,346
Net unrealized appreciation on open futures and forward currency contracts	578,877	547,665
Due from brokers	1,263,919	2,247,936
Cash denominated in foreign currencies (cost $41,996 and $165,305)	41,029	155,929

Total equity in trading accounts	12,937,420	17,411,876

INVESTMENTS IN U.S. TREASURY NOTES — at fair value (amortized cost
$40,931,124 and $50,602,203)	40,977,577	50,649,558

CASH AND CASH EQUIVALENTS	2,251,505	3,178,544

ACCRUED INTEREST RECEIVABLE	253,708	399,394

Total assets	$56,420,210	$71,639,372

LIABILITIES AND TRUST CAPITAL

LIABILITIES:
Net unrealized depreciation on open futures and forward currency contracts	$26,406	$44,821
Accrued management fees	98,895	125,023
Accrued installment selling commissions	99,013	126,251
Accrued trading costs	2,540	3,929
Redemptions payable to Unitholders	1,301,583	584,367
Redemptions payable to Managing Owner	-	300,726
Accrued expenses	101,646	89,421
Cash overdraft denominated in foreign currencies (cost $40,880 and $62,661)	40,808	61,192

Total liabilities	1,670,891	1,335,730

TRUST CAPITAL:
Managing Owner interest (1,948.748 and 1,832.327 units outstanding)	2,083,699	2,122,788
Series 1 Unitholders (30,716.571 and 35,025.439 units outstanding)	32,843,549	40,577,713
Series 3 Unitholders (3,812.370 and 6,225.709 units outstanding)	7,398,900	12,526,745
Series 4 Unitholders (3,106.956 and 3,405.239 units outstanding)	8,775,854	9,798,806
Series 5 Unitholders (2,062.117 and 2,856.504 units outstanding)	3,647,317	5,277,590

Total trust capital	54,749,319	70,303,642

TOTAL LIABILITIES AND TRUST CAPITAL	$56,420,210	$71,639,372

NET ASSET VALUE PER UNIT OUTSTANDING:
Series 1 Unitholders	$1,069.25	$1,158.52
Series 3 Unitholders	$1,940.76	$2,012.10
Series 4 Unitholders	$2,824.58	$2,877.57
Series 5 Unitholders	$1,768.72	$1,847.57

See notes to financial statements

GLOBAL MACRO TRUST

CONDENSED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2025

	Net Unrealized
	Appreciation
	(Depreciation)	Net Unrealized
	as a % of	Appreciation
	Trust Capital	(Depreciation)
FUTURES AND FORWARD CURRENCY CONTRACTS

FUTURES CONTRACTS
Long futures contracts:
Currencies	0.01%	$3,965
Energies	(0.09)	(46,549)
Grains	(0.01)	(4,956)
Interest rates	0.08	44,844
Metals	1.11	604,510
Softs	0.01	4,626
Stock indices	(0.09)	(47,721)

Total long futures contracts	1.02	558,719

Short futures contracts:
Currencies	(0.00)	(811)
Energies	0.09	49,083
Grains	0.22	121,527
Interest rates	(0.04)	(19,051)
Livestock	(0.01)	(7,840)
Metals	(0.72)	(396,326)
Softs	(0.00)	(940)
Stock indices	(0.03)	(16,018)

Total short futures contracts	(0.49)	(270,376)

TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	0.53	288,343

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.13	621,116
Total short forward currency contracts	(0.65)	(356,988)

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	0.48	264,128

TOTAL	1.01%	$552,471

		(Continued)

GLOBAL MACRO TRUST

CONDENSED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2025

U. S. TREASURY NOTES
		Fair Value
Face		as a % of	Fair
Amount	Description	Trust Capital	Value

$16,160,000	U.S. Treasury notes, 1.625%, 02/15/2026	29.44%	$16,119,284
17,121,000	U.S. Treasury notes, 1.625%, 05/15/2026	31.06	17,002,624
19,149,000	U.S. Treasury notes, 1.500%, 08/15/2026	34.54	18,909,264

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $51,969,996)	95.04%	$52,031,172

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

		(Continued)

GLOBAL MACRO TRUST

CONDENSED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2024

U. S. TREASURY NOTES
		Fair Value
Face		as a % of	Fair
Amount	Description	Trust Capital	Value

$22,821,000	U.S. Treasury notes, 2.000%, 02/15/2025	32.37%	$22,756,816
21,860,000	U.S. Treasury notes, 2.125%, 05/15/2025	30.85	21,690,500
20,949,000	U.S. Treasury notes, 2.000%, 08/15/2025	29.39	20,662,588

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $65,046,717)	92.61%	$65,109,904

See notes to financial statements			(Concluded)

GLOBAL MACRO TRUST

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2025 AND 2024

	2025	2024

INVESTMENT INCOME — Interest income, net	$2,719,940	$3,815,387

EXPENSES:
Brokerage and management fees:
Management fees	1,332,406	1,599,779
Installment selling commissions	1,348,033	1,644,484
Trading costs	253,063	319,468
Total brokerage and management fees	2,933,502	3,563,731

Administrative expenses	418,890	480,037
Custody fees and other expenses	24,911	22,993

Total expenses	3,377,303	4,066,761

Managing Owner commission rebate to unitholders	(172,562)	(206,170)

Net expenses	3,204,741	3,860,591

NET INVESTMENT LOSS	(484,801)	(45,204)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(3,167,270)	4,797,197
Foreign exchange transactions	(134,741)	(94,685)
Net change in unrealized gains (losses):
Futures and forward currency contracts	49,627	1,378,354
Foreign exchange translation	7,012	(20,762)
Net gains (losses) from U.S. Treasury notes:
Realized	2,402	3,647
Net change in unrealized	(2,011)	10,699

Total net realized and unrealized gains (losses)	(3,244,981)	6,074,450

NET INCOME (LOSS)	(3,729,782)	6,029,246

LESS PROFIT SHARE TO MANAGING OWNER	-	758

NET INCOME (LOSS) AFTER PROFIT SHARE TO
MANAGING OWNER	$(3,729,782)	$6,028,488

NET INCOME (LOSS) PER UNIT AFTER
PROFIT SHARE TO MANAGING OWNER
Series 1 Unitholders	$(89.27)	$61.27
Series 3 Unitholders	$(71.34)	$188.38
Series 4 Unitholders	$(52.99)	$314.68
Series 5 Unitholders	$(78.85)	$160.34

See notes to financial statements

GLOBAL MACRO TRUST

STATEMENTS OF CHANGES IN TRUST CAPITAL
YEARS ENDED DECEMBER 31, 2025 AND 2024

									New Profit Memo
	Series 1 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Series 5 Unitholders		Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

TRUST CAPITAL — January 1, 2024	$46,275,735	42,174.214	$12,437,987	6,820.101	$9,968,358	3,889.504	$5,338,515	3,164.075	-	-	$2,157,842	1,966.591	$76,178,437

Subscriptions	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemptions	(8,497,843)	(7,232.639)	(1,185,598)	(594.392)	(1,361,340)	(484.265)	(558,534)	(307.571)	-	-	(300,726)	(259.575)	(11,904,041)
Additional units allocated*	-	83.864	-	-	-	-	-	-	-	0.015	-	124.688	-
Net income (loss) after profit share to
Managing Owner	2,799,821	-	1,275,114	-	1,191,788	-	497,609	-	(32)	-	264,946	-	6,029,246
Managing Owner’s profit share	-	-	(758)	-	-	-	-	-	758	0.608	-	-	-
Transfer of New Profit Memo Account
to Managing Owner	-	-	-	-	-	-	-	-	(726)	(0.623)	726	0.623	-

TRUST CAPITAL — December 31, 2024	$40,577,713	35,025.439	$12,526,745	6,225.709	$9,798,806	3,405.239	$5,277,590	2,856.504	-	-	$2,122,788	1,832.327	$70,303,642

Subscriptions	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemptions	(4,820,156)	(4,379.075)	(4,726,412)	(2,413.339)	(842,046)	(298.283)	(1,435,927)	(794.387)	-	-	-	-	(11,824,541)
Additional units allocated*	-	70.207	-	-	-	-	-	-	-	-	-	116.421	-
Net loss after profit share to
Managing Owner	(2,914,008)	-	(401,433)	-	(180,906)	-	(194,346)	-	-	-	(39,089)	-	(3,729,782)
Managing Owner’s profit share	-	-	-	-	-	-	-	-	-	-	-	-	-
Transfer of New Profit Memo Account
to Managing Owner	-	-	-	-	-	-	-	-	-	-	-	-	-

TRUST CAPITAL — December 31, 2025	$32,843,549	30,716.571	$7,398,900	3,812.370	$8,775,854	3,106.956	$3,647,317	2,062.117	$-	-	$2,083,699	1,948.748	$54,749,319

* Additional units are issued to Series 1 Unitholders who are charged less than a 7.0% brokerage fee and the Managing Owner. See note 3.

See notes to financial statements

GLOBAL MACRO TRUST

STATEMENTS OF FINANCIAL HIGHLIGHTS
YEARS ENDED DECEMBER 31, 2025 AND 2024

	2025				2024
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5

PER UNIT OPERATING PERFORMANCE (FOR A UNIT
OUTSTANDING THROUGHOUT THE YEAR)
Net income (loss) from operations:
Net investment income (loss) (a)	$(31.02)	$27.84	$90.02	$11.90	$(23.54)	$43.38	$111.06	$26.15
Net realized and unrealized gains (losses) on trading
of futures and forward currency contracts	(58.36)	(99.38)	(143.35)	(90.93)	84.52	144.51	202.84	133.64
Net gains from U.S. Treasury notes (a)	0.11	0.20	0.34	0.18	0.29	0.58	0.78	0.55

Net income (loss) from operations	(89.27)	(71.34)	(52.99)	(78.85)	61.27	188.47	314.68	160.34

Less: profit share allocated to Managing Owner	0.00	0.00	0.00	0.00	0.00	(0.09)	0.00	0.00
Net income (loss) after profit share allocation	(89.27)	(71.34)	(52.99)	(78.85)	61.27	188.38	314.68	160.34

Net asset value, beginning of year	1,158.52	2,012.10	2,877.57	1,847.57	1,097.25	1,823.72	2,562.89	1,687.23

Net asset value, end of year	$1,069.25	$1,940.76	$2,824.58	$1,768.72	$1,158.52	$2,012.10	$2,877.57	$1,847.57

RATIOS TO AVERAGE TRUST CAPITAL:

Net investment income (loss)	(2.79)%	1.44%	3.15%	0.68%	(2.00)%	2.18%	3.92%	1.42%

Total expenses	7.07%	2.84%	1.10%	3.60%	7.02%	2.83%	1.08%	3.59%
Profit share allocation	0.00	0.00	0.00	0.00	0.00	0.01	0.00	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	7.07%	2.84%	1.10%	3.60%	7.02%	2.84%	1.08%	3.59%

Total return before profit share allocation	(7.71)%	(3.55)%	(1.84)%	(4.27)%	5.58%	10.34%	12.28%	9.50%
Less profit share allocation	0.00	0.00	0.00	0.00	0.00	0.01	0.00	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	(7.71)%	(3.55)%	(1.84)%	(4.27)%	5.58%	10.33%	12.28%	9.50%

(a) See Note 7.

See notes to financial statements

Global Macro Trust

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2025

1. ORGANIZATION

Global Macro Trust (the “Trust”) was organized on July 23, 2001, under the Delaware Statutory Trust Act. At such time, original capital of $400 by Millburn Ridgefield LLC (the “Managing Owner”) and $1,600 by the Initial Unitholder, an affiliated entity, was contributed to the Trust. The Trust commenced trading operations on July 1, 2002. The Trust engages in the speculative trading of futures and forward currency contracts. The instruments that are traded by the Trust are volatile and involve a high degree of market risk.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”).

The Trust is for U.S. GAAP purposes an investment company in accordance with FASB Codification 946 Financial Services – Investment Companies.

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires entities to disclose incremental segment information on an annual and interim basis, including significant segment expenses and measures of profit or loss that are regularly provided to the chief operating decision maker (“CODM”).

Gregg Buckbinder is President and Chief Operating Officer of Millburn Ridgefield LLC, Managing Owner of the Trust and serves as the Trust’s CODM.

The CODM has determined that the Trust operates as a single operating segment. The Trust’s income and expenses are regularly monitored and assessed as a whole by the CODM and other individuals responsible for oversight functions. Further, the Trust meets the quantitative disclosure requirements of ASU 2023-07 as it currently discloses total assets per the statements of financial condition, all investments per the schedules of investments, net income (loss) after profit share to Managing Owner per the statements of operations, Trust capital per the statements of changes in Trust capital and total return after profit share allocation per the financial highlights.

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

Cash and Cash Equivalents — Cash includes cash held at JP Morgan Chase Bank, N.A. Cash equivalents includes an investment in JPMorgan 100% U.S. Treasury Securities Money Market Fund, that is readily convertible to cash and has an original maturity of 90 days or less.

Cash Denominated in Foreign Currencies — Cash denominated in foreign currencies includes foreign currency held at the Trust’s trading counterparties. Foreign cash deficits, if applicable, are presented in the liabilities section of the Statements of Financial Condition as cash overdrafts denominated in foreign currencies.

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

Income Taxes (Topic 740) of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Trust recognizes in its financial statements the impact of any uncertain tax positions. Based on a review of the Trust’s open tax years, 2022 to 2025, the Managing Owner has determined that no reserves for uncertain tax positions were required.

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

Fair Value of Financial Instruments — The fair values of the Trust’s assets and liabilities which qualify as financial instruments under Fair Value Measurements (Topic 820) of the Codification approximate the carrying amounts presented in the Statements of Financial Condition. The topic 820 defines fair value, establishes a framework for measurement of fair value and expands disclosures about fair value measurements. The three levels of the fair value hierarchy are described below:

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

The following table represents the Trust’s investments by hierarchical level as of December 31, 2025 and 2024 in valuing the Trust’s investments at fair value. As of and during the years ended December 31, 2025 and 2024, the Trust held no assets or liabilities classified in Level 3.

Financial Assets and Liabilities at Fair Value as of December 31, 2025

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$52,031,172	$-	$52,031,172
Short-term money market fund*	2,001,505	-	2,001,505
Exchange-traded futures contracts
Currencies	3,154	-	3,154
Energies	2,534	-	2,534
Grains	116,571	-	116,571
Interest rates	25,793	-	25,793
Livestock	(7,840)	-	(7,840)
Metals	208,184	-	208,184
Softs	3,686	-	3,686
Stock indices	(63,739)	-	(63,739)

Total exchange-traded futures contracts	288,343	-	288,343

OTC forward currency contracts	-	264,128	264,128

Total futures and forward currency contracts (2)	288,343	264,128	552,471

Total financial assets and liabilities at fair value	$54,321,020	$264,128	$54,585,148

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$11,053,595
Investments in U.S. Treasury notes			40,977,577
Total investments in U.S. Treasury notes			$52,031,172

(2)
Net unrealized appreciation on open futures and forward currency contracts			$578,877
Net unrealized depreciation on open futures and forward currency contracts			(26,406)
Total net unrealized appreciation on open futures and forward currency contracts			$552,471

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial Assets and Liabilities at Fair Value as of December 31, 2024

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$65,109,904	$-	$65,109,904
Short-term money market fund*	2,928,544	-	2,928,544
Exchange-traded futures contracts
Currencies	61,382	-	61,382
Energies	314,175	-	314,175
Grains	(67,712)	-	(67,712)
Interest rates	(80,667)	-	(80,667)
Livestock	600	-	600
Metals	(141,250)	-	(141,250)
Softs	67,785	-	67,785
Stock indices	(102,551)	-	(102,551)

Total exchange-traded futures contracts	51,762	-	51,762

Over-the-counter forward currency contracts	-	451,082	451,082

Total futures and forward currency contracts (2)	51,762	451,082	502,844

Total financial assets and liabilities at fair value	$68,090,210	$451,082	$68,541,292

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$14,460,346
Investments in U.S. Treasury notes			50,649,558
Total investments in U.S. Treasury notes			$65,109,904

(2)
Net unrealized appreciation on open futures and forward currency contracts			$547,665
Net unrealized depreciation on open futures and forward currency contracts			(44,821)
Total net unrealized appreciation on open futures and forward currency contracts			$502,844

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

3. TRUST AGREEMENT

With the effectiveness of the Trust’s Registration Statement on August 12, 2009, the Trust began to offer Series 3 and Series 4 units. The only units offered prior to such date were Series 1 units. Series 3 and Series 4 units were first issued on September 1, 2009 and November 1, 2010, respectively. Subsequent to August 2017, Series 1 Units are no longer being offered.

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

Per the Trust agreement, selling agents are prohibited from receiving amounts in excess of 9.5% of the gross offering proceeds of Series 1 units sold subsequent to August 12, 2009. During the years ended December 31, 2025 and 2024, the Managing Owner rebated to the Trust for the benefit of all holders of Series 1 Units, all amounts that would have otherwise been due to selling agents but for the 9.5% cap. Further, in certain cases, there are Series 1 units that remain outstanding, where there is no longer a selling agent associated with such units. Beginning in August 2014, the Managing Owner rebates the amounts over the 9.5% cap to the Trust for the benefit of all holders of Series 1 Units. The total amounts rebated to the Trust for both being over the 9.5% cap or a selling agent no longer being associated with such units during the years ended December 31, 2025 and 2024, were $172,562, and $206,170, respectively, and are presented in “Managing Owner commission rebate to unitholders” in the Statements of Operations.

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

4. DUE FROM/TO BROKERS

At December 31, 2025 and 2024, due from and due to brokers balances, if applicable, in the Statements of Financial Condition include net cash receivable from each broker and net cash payable to each broker, respectively. The due from brokers balance also includes cash held as collateral at Bank of America, N.A.

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

Liabilities in the Statements of Financial Condition that are components of “Total equity in trading accounts” include net unrealized depreciation on open futures and forward currency contracts (identified as a net loss in outstanding trade equity at a FCM or any Dealers), cash overdraft denominated in foreign currencies and due to brokers, if any.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk is normally reduced to the extent that an exchange or clearing organization acts as a counterparty to futures transactions since typically the collective credit of the members of the exchange is pledged to support the financial integrity of the exchange. In the case of OTC transactions, the Trust must rely solely on the credit of the individual counterparties. The contract amounts of the forward and futures contracts do not represent the Trust’s risk of loss due to counterparty nonperformance. The Trust’s exposure to credit risk associated with counterparty nonperformance of these forward currency contracts includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition, plus the value of margin or collateral held in cash and U.S. Treasury Notes by the counterparty. The amount of such credit risk was $5,625,256 and $7,700,597 at December 31, 2025 and 2024, respectively.

The Managing Owner has established procedures to actively monitor market risk and minimize credit risk although there can be no assurance that it will in fact succeed in doing so. The Managing Owner’s market risk control procedures include diversification of the Trust’s portfolio and continuously monitoring the portfolio’s open positions, historical volatility and maximum historical loss. The Managing Owner seeks to minimize credit risk primarily by depositing and maintaining the Trust’s assets at financial institutions and brokers which the Managing Owner believes to be creditworthy. The Trust’s trading activities are primarily with brokers and other financial institutions located in North America, Europe and Asia. All futures transactions of the Trust are cleared by major securities firms, pursuant to customer agreements, including Deutsche Bank Securities Inc. (a wholly owned subsidiary of Deutsche Bank AG), Goldman Sachs & Co. and BofA Securities, Inc., collectively the “Futures Clearing Brokers.” For all forward currency transactions, the Trust utilizes two prime brokers, Deutsche Bank AG and Bank of America, N.A., collectively the “FX Prime Brokers.”

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

Net unrealized appreciation (depreciation) on futures and forward currency contracts by settlement currency type, denominated in U.S. dollars, is detailed below:

	As of December 31,
	2025		2024
	Total Net		Total Net
	Unrealized		Unrealized
	Appreciation	Percent	Appreciation	Percent
Currency Type	(Depreciation)	of Total	(Depreciation)	of Total

Australian dollar	$2,631	0.48%	$(2,272)	(0.45)%
Brazilian real	(28,097)	(5.09)	104,214	20.72
British pound	58,461	10.58	(14,642)	(2.91)
Canadian dollar	(539)	(0.10)	12,112	2.41
Euro	48,151	8.72	(32,994)	(6.56)
Hong Kong dollar	(28,114)	(5.09)	(7,074)	(1.41)
Japanese yen	4,864	0.88	(87,887)	(17.48)
Malaysian ringgit	973	0.18	3,539	0.70
Singapore dollar	(9,260)	(1.68)	(3,820)	(0.76)
South African rand	(582)	(0.11)	(4,300)	(0.86)
Thai baht	(1,019)	(0.18)	236	0.05
U.S. dollar	505,002	91.41	535,732	106.55

Total	$552,471	100.00%	$502,844	100.00%

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

The Trust engages in the speculative trading of futures and forward contracts on agricultural commodities, currencies, energies, interest rates, metals and stock indices. The following were the primary trading risk exposures of the Trust at December 31, 2025 and 2024 by market sector:

Agricultural commodities (grains, livestock and softs) – The Trust’s primary exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions as well as supply and demand factors.

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at December 31, 2025 and 2024. Fair value, below, is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at December 31, 2025

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gains (Loss) on
Sector	Unrealized Gains	Unrealized Losses	Unrealized Gains	Unrealized Losses	Open Positions

Futures contracts:
Currencies	$4,638	$(673)	$2,324	$(3,135)	$3,154
Energies	23,840	(70,389)	49,600	(517)	2,534
Grains	-	(4,956)	122,840	(1,313)	116,571
Interest rates	55,811	(10,967)	41,073	(60,124)	25,793
Livestock	-	-	370	(8,210)	(7,840)
Metals	640,756	(36,246)	14,253	(410,579)	208,184
Softs	4,973	(347)	4,711	(5,651)	3,686
Stock indices	68,976	(116,697)	12,227	(28,245)	(63,739)

Total futures contracts	798,994	(240,275)	247,398	(517,774)	288,343

Forward currency contracts	830,641	(209,525)	126,951	(483,939)	264,128

Total futures and
forward currency contracts	$1,629,635	$(449,800)	$374,349	$(1,001,713)	$552,471

Fair Value of Futures and Forward Currency Contracts at December 31, 2024

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$-	$(18,511)	$80,543	$(650)	$61,382
Energies	360,265	(3,973)	-	(42,117)	314,175
Grains	-	-	14,946	(82,658)	(67,712)
Interest rates	13,627	(87,624)	152,124	(158,794)	(80,667)
Livestock	600	-	-	-	600
Metals	25,426	(368,620)	219,654	(17,710)	(141,250)
Softs	42,888	(11,481)	36,389	(11)	67,785
Stock indices	43,274	(253,375)	121,013	(13,463)	(102,551)

Total futures contracts	486,080	(743,584)	624,669	(315,403)	51,762

Forward currency contracts	10,692	(1,413,265)	1,867,659	(14,004)	451,082

Total futures and
forward currency contracts	$496,772	$(2,156,849)	$2,492,328	$(329,407)	$502,844

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the years ended 2025 and 2024 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized gains(losses): Futures and forward currency contracts.” These trading gains and losses are detailed below:

Trading gains (losses) of futures and forward currency contracts for the years ended 2025 and 2024

Sector	2025	2024

Futures contracts:
Currencies	$(35,894)	$646,177
Energies	(1,317,591)	(2,119,317)
Grains	(59,499)	972,839
Interest rates	(2,576,183)	2,456,649
Livestock	44,750	(109,490)
Metals	1,235,576	(685,396)
Softs	23,244	(67,962)
Stock indices	(221,629)	3,659,072

Total futures contracts	(2,907,226)	4,752,572

Forward currency contracts	(210,417)	1,422,979

Total futures and forward currency contracts	$(3,117,643)	$6,175,551

The following table presents average notional value by sector in U.S. dollars of open futures and forward currency contracts for the years ended December 31, 2025 and 2024. The Trust’s average net asset value for the years ended 2025 and 2024 was approximately $64,000,000, and $76,000,000, respectively.

	2025		2024
Sector	Long Positions	Short Positions	Long Positions	Short Positions

Futures contracts:
Currencies	$864,149	$4,753,440	$1,275,218	$10,817,673
Energies	11,227,734	1,475,603	11,579,779	2,199,548
Grains	182,260	4,725,233	567,905	5,000,355
Interest rates	39,939,710	36,365,666	33,320,151	86,444,593
Livestock	216,594	162,684	83,884	317,198
Metals	5,304,478	683,867	5,167,778	2,754,477
Softs	866,771	590,839	957,536	771,607
Stock indices	27,498,492	7,486,156	29,039,161	10,735,465

Total futures
contracts	86,100,188	56,243,488	81,991,412	119,040,916

Forward currency
contracts	23,016,624	20,772,426	14,084,198	43,619,609

Total average
notional	$109,116,812	$77,015,914	$96,075,610	$162,660,525

Notional values in the interest rate sector were calculated by converting the notional value in local currency of all open interest rate futures positions to 10-year equivalent fixed income instruments, translated to U.S. dollars at each quarter-end during 2025 and 2024. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the Managing Owner believes it is a more meaningful representation of notional values of the Trust’s open interest rate positions.

The following tables summarize the valuation of the Trust’s investments by counterparty as of December 31, 2025 and 2024.

Offsetting of derivative assets and liabilities at December 31, 2025

	Gross amounts of recognized Assets	Gross amounts offset in the Statements of Financial Condition	Net amounts of Assets presented in the Statements of Financial Condition
Assets
Futures contracts
Counterparty J	$149,990	$(124,941)	$25,049
Counterparty L	865,929	(581,447)	284,482
Total futures contracts	1,015,919	(706,388)	309,531

Forward currency contracts
Counterparty K	655,740	(386,394)	269,346

Total assets	$1,671,659	$(1,092,782)	$578,877

	Gross amounts of recognized Liabilities	Gross amounts offset in the Statements of Financial Condition	Net amounts of Liabilities presented in the Statements of Financial Condition
Liabilities
Futures contracts
Counterparty C	$51,661	$(30,473)	$21,188

Forward currency contracts
Counterparty G	307,070	(301,852)	5,218

Total liabilities	$358,731	$(332,325)	$26,406

		Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net amounts of Assets presented in the Statements of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty J	$25,049	$-	$(25,049)	$-
Counterparty K	269,346	-	-	269,346
Counterparty L	284,482	-	(284,482)	-

Total	$578,877	$-	$(309,531)	$269,346

		Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statements of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount

Counterparty C	$21,188	$-	$(21,188)	$-
Counterparty G	5,218	-	(5,218)	-

Total	$26,406	$-	$(26,406)	$-

(1) Collateral received and collateral pledged include trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange.
(2) Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets or liabilities presented in the Statements of Financial Condition, for each respective counterparty.
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of December 31, 2025.

Offsetting of derivative assets and liabilities at December 31, 2024

	Gross amounts of recognized Assets	Gross amounts offset in the Statements of Financial Condition	Net amounts of Assets presented in the Statements of Financial Condition
Assets
Futures contracts
Counterparty C	$280,971	$(195,687)	$85,284
Counterparty J	186,425	(175,126)	11,299
Total futures contracts	467,396	(370,813)	96,583

Forward currency contracts
Counterparty G	834,462	(513,970)	320,492
Counterparty K	1,043,889	(913,299)	130,590
Total forward currency contracts	1,878,351	(1,427,269)	451,082

Total assets	$2,345,747	$(1,798,082)	$547,665

	Gross amounts of recognized Liabilities	Gross amounts offset in the Statements of Financial Condition	Net amounts of Liabilities presented in the Statements of Financial Condition
Liabilities
Futures contracts
Counterparty L	$688,174	$(643,353)	$44,821

Total liabilities	$688,174	$(643,353)	$44,821

		Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net amounts of Assets presented in the Statements of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$85,284	$-	$(85,284)	$-
Counterparty G	320,492	-	-	320,492
Counterparty J	11,299	-	(11,299)	-
Counterparty K	130,590	-	-	130,590

Total	$547,665	$-	$(96,583)	$451,082

		Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statements of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(4)

Counterparty C	$44,821	$-	$(44,821)	$-

Total	$44,821	$-	$(44,821)	$-

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

Ratios are calculated for each Series taken as a whole. Total return for Series 1 investors is presented for Unitholders charged a 7% brokerage fee. An individual Unitholder’s per unit operating performance may vary based on the timing of capital transactions and differences in individual Unitholder’s brokerage fee (for Series 1), management fee (for Series 3 and 5) and profit share allocation arrangements.

The investment expenses used to calculate the expense ratio, net investment income (loss) ratio, and net investment income (loss) per share include trading costs and exclude profit share to Managing

Owner. This reflects the fee structure of Series 1, where actual trading costs are paid from the fixed fee to the Managing Owner.

8. REDEMPTION PAYABLE TO MANAGING OWNER

At December 31, 2025 and 2024, redemptions payable were $0 and $300,726, respectively (of which $726 was related to profit share earned during the year ended December 31, 2024).

9. SUBSEQUENT EVENTS

The Managing Owner has performed its evaluation of subsequent events through March 17, 2026, the date the financial statements were issued. Based on such evaluation, no events were discovered that required adjustment to or disclosure in the financial statements.

.

27