Form 10-Q
period 2026-03-31
GLOBAL MACRO TRUST
filed 2026-05-15
CIK 1145765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:   March 31, 2026

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
As of and for the three months ended March 31, 2026 and 2025 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Trust Capital (b)	7
Statements of Financial Highlights (b)	9
Notes to the Financial Statements	10

(a) At March 31, 2026 (unaudited) and December 31, 2025
(b) For the three months ended March 31, 2026 and 2025 (unaudited)

Global Macro Trust
Statements of Financial Condition

	March 31, 2026 (unaudited)	December 31, 2025
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes – at fair value
(amortized cost $11,054,331 and $11,038,872)	$11,058,650	$11,053,595
Net unrealized appreciation on open futures and
forward currency contracts	1,117,420	578,877
Due from brokers, net	3,863,717	1,263,919
Cash denominated in foreign currencies (cost $60,373
and $41,996)	57,487	41,029
Total equity in trading accounts	16,097,274	12,937,420

INVESTMENTS IN U.S. TREASURY NOTES – at fair value
(amortized cost $41,502,795 and $40,931,124)	41,488,291	40,977,577
CASH AND CASH EQUIVALENTS	3,060,203	2,251,505
ACCRUED INTEREST RECEIVABLE	290,177	253,708
Total assets	$60,935,945	$56,420,210

LIABILITIES AND TRUST CAPITAL
LIABILITIES:
Net unrealized depreciation on open futures and forward currency contracts	$-	$26,406
Due to Managing Owner	45,546	-
Due to brokers, net	2,540	-
Accrued management fees	104,034	98,895
Accrued installment selling commissions	106,793	99,013
Accrued trade execution and clearing costs	2,744	2,540
Redemptions payable to Unitholders	723,269	1,301,583
Accrued expenses	119,837	101,646
Cash overdraft denominated in foreign currencies (cost $259,262 and $40,880)	257,908	40,808
Total liabilities	1,362,671	1,670,891

TRUST CAPITAL:
Managing Owner interest (1,978.973 and 1,948.748 units outstanding)	2,363,092	2,083,699
Series 1 Unitholders (29,651.090 and 30,716.571 units outstanding)	35,406,487	32,843,549
Series 3 Unitholders (3,579.309 and 3,812.370 units outstanding)	7,843,603	7,398,900
Series 4 Unitholders (3,093.177 and 3,106.956 units outstanding)	9,908,432	8,775,854
Series 5 Unitholders (2,031.645 and 2,062.117 units outstanding)	4,051,660	3,647,317
Total trust capital	59,573,274	54,749,319

TOTAL	$60,935,945	$56,420,210

NET ASSET VALUE PER UNIT OUTSTANDING:
Series 1 Unitholders	$1,194.10	$1,069.25
Series 3 Unitholders	$2,191.37	$1,940.76
Series 4 Unitholders	$3,203.32	$2,824.58
Series 5 Unitholders	$1,994.28	$1,768.72

See notes to financial statements (unaudited)

Global Macro Trust
Condensed Schedule of Investments (unaudited)
March 31, 2026

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Currencies	(0.00)%	$(301)
Energies	(0.02)	(10,550)
Grains	0.18	103,858
Metals	0.22	129,740
Softs	0.00	481
Stock indices	0.45	269,921

Total long futures contracts	0.83	493,149

Short futures contracts:
Currencies	0.02	13,278
Grains	(0.05)	(30,663)
Interest rates	0.39	232,642
Livestock	0.00	1,280
Metals	(0.03)	(18,258)
Softs	(0.00)	(1,080)
Stock indices	(0.04)	(22,074)

Total short futures contracts	0.29	175,125

TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	1.12	668,274

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(1.78)	(1,062,443)
Total short forward currency contracts	2.54	1,511,589

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	0.76	449,146

TOTAL	1.88%	$1,117,420

		(Continued)

Global Macro Trust
Condensed Schedule of Investments (unaudited)
March 31, 2026
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$17,121,000	U.S. Treasury notes, 1.625%, 05/15/2026	28.67%	$17,078,197
17,449,000	U.S. Treasury notes, 1.500%, 08/15/2026	29.05	17,303,819
18,360,000	U.S. Treasury notes, 2.000%, 11/15/2026	30.49	18,164,925
	Total investments in U.S. Treasury notes
	(amortized cost $52,557,126)	88.21%	$52,546,941

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2025

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Currencies	0.01%	$3,965
Energies	(0.09)	(46,549)
Grains	(0.01)	(4,956)
Interest rates	0.08	44,844
Metals	1.11	604,510
Softs	0.01	4,626
Stock indices	(0.09)	(47,721)

Total long futures contracts	1.02	558,719

Short futures contracts:
Currencies	(0.00)	(811)
Energies	0.09	49,083
Grains	0.22	121,527
Interest rates	(0.04)	(19,051)
Livestock	(0.01)	(7,840)
Metals	(0.72)	(396,326)
Softs	(0.00)	(940)
Stock indices	(0.03)	(16,018)

Total short futures contracts	(0.49)	(270,376)

TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	0.53	288,343

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.13	621,116
Total short forward currency contracts	(0.65)	(356,988)
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	0.48	264,128

TOTAL	1.01%	$552,471

		(Continued)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2025
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$16,160,000	U.S. Treasury notes, 1.625%, 02/15/2026	29.44%	$16,119,284
17,121,000	U.S. Treasury notes, 1.625%, 05/15/2026	31.06	17,002,624
19,149,000	U.S. Treasury notes, 1.500%, 08/15/2026	34.54	18,909,264
	Total investments in U.S. Treasury notes
	(amortized cost $51,969,996)	95.04%	$52,031,172

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Statements of Operations (unaudited)

	For the three months ended
	March 31, 2026	March 31, 2025
INVESTMENT INCOME:
Interest income, net	$512,792	$794,638

EXPENSES:
Brokerage and management fees:
Management fees	301,124	369,674
Installment selling commissions	304,802	370,622
Trade execution and clearing costs	61,190	64,036
Total brokerage and management fees	667,116	804,332

Administrative expenses	104,472	106,384
Custody fees and other expenses	6,969	4,875
Total expenses	778,557	915,591

Managing Owner commission rebate to Unitholders	(39,904)	(46,930)

Net expenses	738,653	868,661

NET INVESTMENT LOSS	(225,861)	(74,023)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	6,412,906	689,770
Foreign exchange transactions	(52,435)	(8,918)
Net change in unrealized:
Futures and forward currency contracts	564,949	(610,800)
Foreign exchange translation	(637)	8,436
Net gains (losses) from U.S. Treasury notes:
Realized	2,043	-
Net change in unrealized	(71,361)	(30,640)
TOTAL NET REALIZED AND UNREALIZED GAINS	6,855,465	47,848

NET INCOME (LOSS) BEFORE PROFIT SHARE TO (FROM) MANAGING OWNER	6,629,604	(26,175)
LESS PROFIT SHARE TO (FROM) MANAGING OWNER	-	-
NET INCOME (LOSS) AFTER PROFIT SHARE TO (FROM) MANAGING OWNER	$6,629,604	$(26,175)

NET INCOME (LOSS) PER UNIT OUTSTANDING
Series 1 Unitholders	$124.85	$(7.01)
Series 3 Unitholders	$250.61	$10.16
Series 4 Unitholders	$378.74	$27.22
Series 5 Unitholders	$225.56	$5.84

See notes to financial statements (unaudited)

Global Macro Trust
Statements of Changes in Trust Capital (unaudited)

For the three months ended March 31, 2026:
									New Profit
	Series 1 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Series 5 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2026	$32,843,549	30,716.571	$7,398,900	3,812.370	$8,775,854	3,106.956	$3,647,317	2,062.117	$-	-	$2,083,699	1,948.748	$54,749,319
Subscriptions	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemptions	(1,225,612)	(1,081.681)	(483,928)	(233.061)	(40,485)	(13.779)	(55,624)	(30.472)	-	-	-	-	(1,805,649)
Addt'l units allocated *	-	16.200	-	-	-	-	-	-	-	-	-	30.225	-
Net income
before profit share to (from) Managing Owner	3,788,550	-	928,631	-	1,173,063	-	459,967	-	-	-	279,393	-	6,629,604
Profit share to (from) Managing Owner:	-	-	-	-	-	-	-	-	-	-	-	-	-
Transfer of New Profit Memo
Account to Managing Owner	-	-	-	-	-	-	-	-	-	-	-	-	-
Trust capital at
March 31, 2026	$35,406,487	29,651.090	$7,843,603	3,579.309	$9,908,432	3,093.177	$4,051,660	2,031.645	$-	-	$2,363,092	1,978.973	$59,573,274

Net asset value per unit outstanding
at March 31, 2026:	$1,194.10		$2,191.37		$3,203.32		$1,994.28

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and to the Managing Owner.													(Continued)

See notes to financial statements (unaudited)

Global Macro Trust
Statements of Changes in Trust Capital (unaudited)

For the three months ended March 31, 2025:
									New Profit
	Series 1 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Series 5 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Trust capital at
January 1, 2025	$40,577,713	35,025.439	$12,526,745	6,225.709	$9,798,806	3,405.239	$5,277,590	2,856.504	$-	-	$2,122,788	1,832.327	$70,303,642
Subscriptions	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemptions	(906,061)	(782.874)	(233,329)	(114.837)	(94,659)	(32.492)	(179,036)	(96.598)	-	-	-	-	(1,413,085)
Addt'l units allocated *	-	18.051	-	-	-	-	-	-	-	-	-	28.592	-
Net income (loss)
before profit share to (from) Managing Owner	(220,241)	-	64,339	-	92,958	-	16,690	-	-	-	20,079	-	(26,175)
Profit share to (from) Managing Owner:	-	-	-	-	-	-	-	-	-	-	-	-	-
Transfer of New Profit Memo
Account to Managing Owner	-	-	-	-	-	-	-	-	-	-	-	-	-
Trust capital at
March 31, 2025	$39,451,411	34,260.616	$12,357,755	6,110.872	$9,797,105	3,372.747	$5,115,244	2,759.906	$-	-	$2,142,867	1,860.919	$68,864,382

Net asset value per unit outstanding
at March 31, 2025:	$1,151.51		$2,022.26		$2,904.79		$1,853.41

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and to the Managing Owner.

See notes to financial statements (unaudited)													(Concluded)

Global Macro Trust
Statements of Financial Highlights (unaudited)
For the three months ended March 31:	2026				2025
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5
Net income (loss) from operations:
Net investment income (loss)	$ (10.07)	$ 3.18	$ 17.77	$ 0.25	$ (7.14)	$ 8.97	$ 25.58	$ 4.74

Net realized and unrealized gains on trading of futures and forward currency contracts	136.28	249.92	364.59	227.57	0.64	2.07	2.91	1.91
Net losses from U.S. Treasury obligations	(1.36)	(2.49)	(3.62)	(2.26)	(0.51)	(0.88)	(1.27)	(0.81)
Profit share allocated (to) from Managing Owner	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Net gain (losses) per unit	$ 124.85	$ 250.61	$ 378.74	$ 225.56	$ (7.01)	$ 10.16	$ 27.22	$ 5.84

Net asset value per unit, beginning of period	1,069.25	1,940.76	2,824.58	1,768.72	1,158.52	2,012.10	2,877.57	1,847.57

Net asset value per unit, end of period	$ 1,194.10	$2,191.37	$3,203.32	$1,994.28	$1,151.51	$2,022.26	$2,904.79	$1,853.41
Total return and ratios for the three months ended March 31:	2026				2025
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5
RATIOS TO AVERAGE CAPITAL:
Net investment income (loss) (a)	(3.58)%	0.61%	2.36%	0.05%	(2.47)%	1.78%	3.52%	1.02%
Total expenses (a)	7.16%	2.96%	1.20%	3.52%	7.01%	2.74%	0.99%	3.50%
Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	7.16%	2.96%	1.20%	3.52%	7.01%	2.74%	0.99%	3.50%
Total return before profit share allocation (b)	11.68%	12.91%	13.41%	12.75%	(0.61)%	0.50%	0.95%	0.32%
Less: Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION (b)	11.68%	12.91%	13.41%	12.75%	(0.61)%	0.50%	0.95%	0.32%
(a) Annualized. Ratios are net Managing Owner commission rebate.
(b) Not annualized.
See notes to financial statements (unaudited)
								(Continued)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Global Macro Trust’s (the “Trust”) financial condition at March 31, 2026 (unaudited) and December 31, 2025 (audited) and the results of its operations for the three months ended March 31, 2026 and 2025 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2025. The December 31, 2025 information has been derived from the audited financial statements as of December 31, 2025.

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

Income Taxes (Topic 740) of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Trust recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Trust’s open tax years, 2022 to 2025, Millburn Ridgefield LLC (the “Managing Owner”) determined that no reserves for uncertain tax positions were required.

Investment Company Status: The Trust is for U.S. GAAP purposes an investment company in accordance with FASB Codification 946 Financial Services – Investment Companies.

There have been no material changes with respect to the Trust's critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Trust's Annual Report on Form 10-K for fiscal year 2025.

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

The following tables represent the Trust’s investments by hierarchical level as of March 31, 2026 and December 31, 2025 in valuing the Trust’s investments at fair value. During the three and twelve months ended March 31, 2026 and December 31, 2025, the Trust held no assets or liabilities in Level 3. At March 31, 2026 and December 31, 2025, the Trust held no assets or liabilities classified as Level 3.

Financial Assets and Liabilities at Fair Value as of March 31, 2026

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$52,546,941	$-	$52,546,941
Short-term money market fund*	2,810,203	-	2,810,203
Exchange-traded futures contracts
Currencies	12,977	-	12,977
Energies	(10,550)	-	(10,550)
Grains	73,195	-	73,195
Interest rates	232,642	-	232,642
Livestock	1,280	-	1,280
Metals	111,482	-	111,482
Softs	(599)	-	(599)
Stock indices	247,847	-	247,847

Total exchange-traded futures contracts	668,274	-	668,274

Over-the-counter forward currency contracts	-	449,146	449,146

Total futures and forward currency contracts (2)	668,274	449,146	1,117,420

Total financial assets and liabilities at fair value	$56,025,418	$449,146	$56,474,564

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$11,058,650
Investments in U.S. Treasury notes held in custody			41,488,291
Total investments in U.S. Treasury notes			$52,546,941

(2)
Net unrealized appreciation on open futures and forward currency contracts			$1,117,420
Net unrealized depreciation on open futures and forward currency contracts			-
Total net unrealized appreciation on open futures and forward currency contracts			$1,117,420

*The short-term money market fund is included in Cash and Cash Equivalents in the Statements of Financial Condition.

Financial Assets and Liabilities at Fair Value as of December 31, 2025

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$52,031,172	$-	$52,031,172
Short-term money market fund*	2,001,505	-	2,001,505
Exchange-traded futures contracts
Currencies	3,154	-	3,154
Energies	2,534	-	2,534
Grains	116,571	-	116,571
Interest rates	25,793	-	25,793
Livestock	(7,840)	-	(7,840)
Metals	208,184	-	208,184
Softs	3,686	-	3,686
Stock indices	(63,739)	-	(63,739)

Total exchange-traded futures contracts	288,343	-	288,343

Over-the-counter forward currency contracts	-	264,128	264,128

Total futures and forward currency contracts (2)	288,343	264,128	552,471

Total financial assets and liabilities at fair value	$54,321,020	$264,128	$54,585,148

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$11,053,595
Investments in U.S. Treasury notes held in custody			40,977,577
Total investments in U.S. Treasury notes			$52,031,172

(2)
Net unrealized appreciation on open futures and forward currency contracts			$578,877
Net unrealized depreciation on open futures and forward currency contracts			(26,406)
Total net unrealized appreciation on open futures and forward currency contracts			$552,471

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

The Trust engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Trust at March 31, 2026, by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at March 31, 2026 and December 31, 2025. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at March 31, 2026

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$4,655	$(4,956)	$16,198	$(2,920)	$12,977
Energies	55,628	(66,178)	-	-	(10,550)
Grains	141,988	(38,130)	-	(30,663)	73,195
Interest rates	-	-	403,995	(171,353)	232,642
Livestock	-	-	1,420	(140)	1,280
Metals	336,216	(206,476)	196,142	(214,400)	111,482
Softs	2,803	(2,322)	-	(1,080)	(599)
Stock indices	321,501	(51,580)	1,611	(23,685)	247,847

Total futures contracts	862,791	(369,642)	619,366	(444,241)	668,274

Forward currency contracts	173,565	(1,236,008)	1,629,631	(118,042)	449,146

Total futures and
forward currency contracts	$1,036,356	$(1,605,650)	$2,248,997	$(562,283)	$1,117,420

Fair Value of Futures and Forward Currency Contracts at December 31, 2025

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$4,638	$(673)	$2,324	$(3,135)	$3,154
Energies	23,840	(70,389)	49,600	(517)	2,534
Grains	-	(4,956)	122,840	(1,313)	116,571
Interest rates	55,811	(10,967)	41,073	(60,124)	25,793
Livestock	-	-	370	(8,210)	(7,840)
Metals	640,756	(36,246)	14,253	(410,579)	208,184
Softs	4,973	(347)	4,711	(5,651)	3,686
Stock indices	68,976	(116,697)	12,227	(28,245)	(63,739)

Total futures contracts	798,994	(240,275)	247,398	(517,774)	288,343

Forward currency contracts	830,641	(209,525)	126,951	(483,939)	264,128

Total futures and
forward currency contracts	$1,629,635	$(449,800)	$374,349	$(1,001,713)	$552,471

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three months ended March 31, 2026 and 2025 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below:

Gross trading gains (losses) of futures and forward currency contracts for the three months ended March 31, 2026 and 2025

Sector	2026	2025

Futures contracts:
Currencies	$(7,354)	$(297,932)
Energies	1,514,636	485,430
Grains	(218,585)	(82,152)
Interest rates	3,032,411	218,697
Livestock	(3,140)	(13,150)
Metals	1,121,889	727,758
Softs	(70,213)	90,201
Stock indices	872,034	(124,971)

Total futures contracts	6,241,678	1,003,881

Forward currency contracts	736,177	(924,911)

Total futures and forward currency contracts	$6,977,855	$78,970

The following table presents average notional value by sector in U.S. dollars of open futures and forward currency contracts for the three months ended March 31, 2026 and 2025. The Trust’s average net asset value for the three months ended March 31, 2026 and 2025 was approximately $57,000,000 and $70,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the three months ended March 31, 2026 and 2025

	2026		2025
Sector	Long Positions	Short Positions	Long Positions	Short Positions

Futures contracts:
Currencies	$1,765,959	$2,660,647	$1,161,997	$4,718,378
Energies	5,391,245	471,208	17,297,877	378,305
Grains	1,921,008	2,669,493	80,550	3,854,399
Interest rates	13,106,250	61,670,060	37,374,108	58,192,765
Livestock	-	224,190	323,430	38,110
Metals	3,025,983	176,035	7,722,501	559,795
Softs	424,367	397,206	1,301,504	628,498
Stock indices	22,733,374	2,340,829	41,748,110	3,231,476

Total futures
contracts	48,368,186	70,609,668	107,010,077	71,601,726

Forward currency
contracts	32,386,143	15,090,261	16,710,282	19,919,180

Total average
notional	$80,754,329	$85,699,929	$123,720,359	$91,520,906

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at March 31, 2026 and 2025. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the Managing Owner believes it is a more meaningful representation of notional values of the Trust’s open interest rate positions.

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

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of March 31, 2026 and December 31, 2025.

Offsetting of derivative assets and liabilities at March 31, 2026

	Gross amounts of recognized assets	Gross amounts offset in the Statements of Financial Condition	Net amounts of assets presented in the Statements of Financial Condition
Assets
Futures contracts
Counterparty C	$71,259	$(53,084)	$18,175
Counterparty J	484,099	(121,031)	363,068
Counterparty L	926,799	(639,768)	287,031
Total futures contracts	1,482,157	(813,883)	668,274

Forward currency contracts
Counterparty G	506,460	(413,792)	92,668
Counterparty K	1,296,736	(940,258)	356,478
Total forward currency contracts	1,803,196	(1,354,050)	449,146

Total assets	$3,285,353	$(2,167,933)	$1,117,420

	Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net amounts of assets presented in the Statements of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$18,175	$-	$(18,175)	$-
Counterparty G	92,668	-	-	92,668
Counterparty J	363,068	-	(363,068)	-
Counterparty K	356,478	-	-	356,478
Counterparty L	287,031	-	(287,031)	-

Total	$1,117,420	$-	$(668,274)	$449,146

(1) Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange.
(2) Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets and liabilities presented in the Statements of Financial Condition for each respective counterparty.
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of March 31, 2026.

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

The Trust’s forward currency trading activities are cleared through DB and BA. The Trust’s concentration of credit risk associated with DB or BA nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB and BA. The amount of such credit risk was $6,508,346 and $5,625,256 at March 31, 2026 and December 31, 2025, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three months ended March 31, 2026 and 2025. Profit share earned (from Unitholders' redemptions) is credited to the New Profit Memo Account as defined in the Trust’s Declaration of Trust and Trust Agreement (the “Trust Agreement”).

Three months ended:
	March 31,	March 31,
	2026	2025
Profit share earned	$-	$-
Profit share accrued	-	-
Total profit share	$-	$-

5. RELATED PARTY TRANSACTIONS

The Trust pays all routine expenses, such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee's fees, the charges of an outside accounting services agency and the expenses of updating the Trust's Prospectus), as well as extraordinary costs. At March 31, 2026 and December 31, 2025, the Managing Owner is owed $45,546 and $0, respectively, from the Trust in connection with such expenses it has paid on the Trust's behalf (and is included in "Due to Managing Owner" in the Statements of Financial Condition).

Series 1 Unitholders who redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units' net asset value as of the date of redemption. All redemption charges will be paid to the Managing Owner. There was no redemption charge payable at March 31, 2026 or December 31, 2025.

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

7. BROKERAGE AND CUSTODIAL FEES

Per the Trust agreement, selling agents are prohibited from receiving amounts in excess of 9.5% of the gross offering proceeds of Series 1 Units sold subsequent to August 12, 2009. During the three months ended March 31, 2026 and 2025, the Managing Owner rebated to the Trust for the benefit of all holders of Series 1 Units, all amounts that would have otherwise been due to selling agents but for the 9.5% cap. Further, in certain cases, there are Series 1 Units that remain outstanding, where there is no longer a selling agent associated with such Units. Beginning in August 2014, the Managing Owner rebated such amounts to the Trust for the benefit of all holders of Series 1 Units. The total amounts rebated to the Trust for both of these items, included in “Installment selling commissions” in the Statements of Operations, were as follows:

	Three months ending March 31,
	2026	2025

Brokerage fee rebates	$ 39,904	$ 46,930

8. SUBSEQUENT EVENTS

The Managing Owner has performed its evaluation of subsequent events from April 1, 2026 to May 14, 2026, the date this Form 10-Q was filed. Based on such evaluation, no further events were discovered that required disclosure or adjustment to the financial statements.

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

During its operations for the three months ended March 31, 2026, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

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

Period ended March 31, 2026

Month Ended:	Total Trust Capital

March 31, 2026	$59,573,274
December 31, 2025	54,749,319

Three months ended
Change in Trust Capital	$4,823,955
Percent Change	8.81%

THREE MONTHS ENDED MARCH 31, 2026

The increase in the Trust’s net assets of $4,823,955 was attributable to net income after profit share of $6,629,604, which was partially offset by redemptions of $1,805,649.

Management fees and installment selling commissions are calculated on the net asset value of the Series 1 Units, Series 3 Units and Series 5 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees and installment selling commissions for the three months ended March 31, 2026 decreased $68,550 and $58,794 (net of Managing Owner commission rebate to Unitholders), respectively, relative to the corresponding period in 2025 due to a decrease in the Trust’s Series 1, Series 3 and Series 5 average net assets.

Trade execution and clearing costs for the three months ended March 31, 2026 decreased $2,846 relative to the corresponding period in 2025. The decrease was due mainly to a decrease in the Trust’s net assets, which was partially offset by an increase in trading volume during the three months ended March 31, 2026 relative to the corresponding period in 2025.

Administrative expenses for the three months ended March 31, 2026 decreased $1,912 relative to the corresponding period in 2025. The decrease was due mainly to a decrease in the Trust’s net assets, which reduced asset-based fund administration fees during the three months ended March 31, 2026 relative to the corresponding period in 2025.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the three months ended March 31, 2026 decreased $281,846 relative to the corresponding period in 2025. This decrease was due predominantly to an decrease in short-term U.S. Treasury yields and a decrease in the Trust’s net assets during the three months ended March 31, 2026.

During the three months ended March 31, 2026, the Trust experienced net realized and unrealized gains of $6,855,465 from its trading operations (including foreign exchange translations and Treasury obligations). Total brokerage and management fees of $667,116, administrative expenses of $104,472 and custody fees and other expenses of $6,969 were incurred. The Trust’s gains achieved from trading operations, in addition to interest income of $512,792, and Managing Owner commission rebate to Unitholders of $39,904 were partially offset by the Trust's expenses, resulting in net income after profit share to the Managing Owner of $6,629,604. An analysis of the gross trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Trust Capital
Currencies	1.35%
Energies	2.81%
Grains	(0.36)%
Interest rates	5.54%
Livestock	0.03%
Metals	2.08%
Softs	(0.09)%
Stock indices	1.62%

Gross trading gain	12.98%

MANAGEMENT DISCUSSION –2026

Three months ended March 31, 2026

The Trust was profitable during the quarter as gains from trading interest rate, stock index, currency, energy and metals futures exceeded losses from trading grain futures. Trading of soft commodity and livestock futures was marginally negative.

During February, increased geopolitical tension between the U.S./Israel and Iran was accompanied by safe-haven demand for government bonds and declining interest rates. Expectations that official interest rate cuts would be forthcoming from the European Central Bank, the U.S. Federal Reserve and the Bank of England in 2026 also coincided with lower global interest rates. Long positions in European, Canadian, Japanese and short-term British interest rate futures, were profitable. However, in March, short positions in interest rate futures were profitable as inflation concerns increased amid higher prices of energy and energy-related products, coupled with supply disruptions related to the Middle East conflict. Short positions in U.S., German, Italian, British, Canadian and Australian interest rate futures across the yield curve were profitable. A shift towards tighter monetary policy by monetary authorities around the globe also accompanied these higher rates, especially in shorter term tenors.

Trading of equity index futures was mixed but positive during the quarter. Early on, capital expenditure spending for artificial intelligence (“AI”), energy and electricity, growing inter-regional trade and institutional reforms coincided with gains in Asian equities. A rotation away from large capitalization technology stocks, especially U.S. equities, toward non-U.S. and smaller capitalization equities was also reflected in positive equity results in January and February. Subsequently, however, concerns about rising inflation, higher interest rates, slowing growth and AI and private credit risks occurred alongside declines in equity markets during most of March, although there was an equity rally at month end amid reports of a possible end to Iran hostilities. Overall, trading of U.S., Korean, Indian, Japanese Tokyo Stock Price Index (TOPIX), iShares MSCI Emerging Markets ETF (EEM), German and British equity index futures was profitable. Conversely, trading of Brazilian, Chinese, Singaporean, Japanese Nikkei, and Euro Stoxx stock index futures posted partially offsetting losses.

The U.S. dollar was volatile during the quarter. It declined in January and February as market participants seemed to anticipate improved growth outside the U.S. and rotating away from concentration in U.S. large technology stocks toward non-U.S. regions and small and mid-capitalization equities. Then, amid the Middle East conflict, the U.S. dollar increased. Short U.S. dollar trades versus the high-yielding Brazilian real, South African rand and British pound were profitable, especially early in the quarter. A short U.S. dollar/long Norwegian krone trade was profitable as oil prices increased. Later in the period, long U.S. dollar trades against the Swiss franc, euro, Korean won, Canadian dollar and Swedish krona registered gains. Conversely, early in the quarter, long U.S. dollar trades against Australian, New Zealand and Japanese currencies posted partially offsetting losses. Trading the U.S. dollar versus the Mexican peso was slightly unprofitable as well.

During January and February, crude oil and crude oil product prices increased amid a rising geopolitical risk premium surrounding U.S./Iran tensions following U.S./Venezuela developments. Production outages in Kazakhstan, U.S. production freeze-offs and tightening U.S. restrictions on purchases of Russian oil also coincided with higher prices, despite reported expectations of significant oversupply. Then, as March opened, energy prices increased following the U.S.-Israeli intervention into Iran, the closure of the Strait of Hormuz and associated supply disruptions for crude oil, crude oil products and energy related goods, such as petrochemicals, fertilizers, sulfur and helium. Long positions in Brent crude, West Texas Crude (WTI), heating oil and London gas oil were profitable. A short U.S. natural gas position and trading carbon emissions were unprofitable.

At the start of 2026, declining interest rates, a weak U.S. dollar, central bank reserve diversification, geopolitical tensions and haven demand, tariff influences, idiosyncratic supply problems, and strong demand related to AI and electricity usage coincided with increases in both precious and industrial metal prices. Long positions in gold, silver and copper were profitable. As prices rose to record highs, Millburn’s risk models, late in January, resulted in position reductions and/or reversals in several markets. These actions preceded a broad profit-taking price retreat across the metals complex at month end and were followed by the preservation of, or additional, profits in certain markets. Then, in March, precious and industrial metals declined as the Middle East conflict coincided with increasing energy prices and supply disruptions that were associated with stagflation concerns, increasing expectations that major central banks could hike interest rates this year rather than lower them as was expected prior to the start of the intervention, rising bond yields and a stronger U.S. dollar. Short gold, silver, platinum and copper futures positions were profitable. A long aluminum trade was also profitable as Iranian attacks on Gulf neighbors seemed to damage production capabilities.

Short wheat futures positions were unprofitable as prices reached the highest level since June 2024 alongside frost threats in the Black Sea region, drought concerns in the U.S. and farmers scaled back plantings globally as the availability and cost of key crop nutrients became problematic amid the prolonged Middle East conflict. A short corn trade was also unprofitable as rising diesel and nitrogen fertilizer costs coincided with pressure on farmer margins, increased prices and reduced planting intentions. Trading in soybean and soybean meal futures was also unprofitable, as tariff concerns, together with the availability of cheaper Brazilian supplies, seemed to affect Chinese demand for U.S. soybeans. On the other hand, a long soybean oil position produced a partially offsetting gain as Middle East turmoil occurred alongside higher prices for this key feedstock for biodiesel and renewable diesel. Favorable new U.S. government biofuel mandates came during a period of higher soybean oil prices.

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

During the three months ended March 31, 2025, the Trust experienced net realized and unrealized gains of $47,848 from its trading operations (including foreign exchange translations and Treasury obligations). Total brokerage and management fees of $804,332, administrative expenses of $106,384 and custody fees and other expenses of $4,875 were incurred. The Trust’s gains achieved from trading operations, in addition to interest income of $794,638, and Managing Owner commission rebate to Unitholders of $46,930 were partially offset by the Trust's expenses, resulting in net loss after profit share to the Managing Owner of $26,175. An analysis of the gross trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Trust Capital
Currencies	(1.75)%
Energies	0.71%
Grains	(0.12)%
Interest rates	0.32%
Livestock	(0.02)%
Metals	1.04%
Softs	0.13%
Stock indices	(0.21)%

Gross trading gain	0.10%

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

Long gold positions were profitable as demand for safe-haven assets amid tariff uncertainties, geopolitical tensions and continuing central bank diversification demand rose to record highs during the quarter. Long platinum and aluminum trades were also slightly profitable. Elsewhere, trading of copper, nickel, zinc and silver produced partially offsetting losses as prices vacillated alongside trade and tariff uncertainties, an unsettled U.S. dollar and changing global growth and inflation outlooks.

Energy prices were volatile during the quarter amid conflicting influences. President Trump threatened to impose tighter sanctions and/or secondary tariffs on buyers of Russian crude oil if President Putin blocked President Trump’s Ukraine peace initiative and to impose additional tariffs and military strikes on Iran if Tehran failed to reach an agreement with the U.S. regarding its nuclear program. Improving growth in China also possibly impacted product price in a positive way. On the other hand, President Trump’s policies seeking lower oil prices and the non-Organization of the Petroleum Exporting Countries’ (“OPEC+”) announcement of impending increased production starting in April seemingly weighed on prices. Concerns about the strength of the U.S. economy and worries that Trump administration’s trade and tariff policies could dampen global growth possibly constrained prices as well. On balance, long crude oil trades were profitable. A long U.S. natural gas trade was also profitable as prices continued to increase on strong export demand from Europe and Asia. However, a long Dutch Title Transfer Facility (TTF) natural gas position was unprofitable as prices fell from recent one-year highs when the winter heating season reached an end.

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

CONTRACTUAL OBLIGATIONS

The Trust does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Trust’s sole business is trading futures, forward currency, spot, option, and swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Trust for less than four months before being offset or rolled over into new contracts with similar maturities. The Trust’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Trust’s open futures and forward currency contracts, both long and short, at March 31, 2026 and December 31, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

The Managing Owner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Trust as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the

Managing Owner’s internal controls over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Managing Owner’s internal controls over financial reporting with respect to the Trust.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)There have been no sales of unregistered securities of the Trust during the three months ended March 31, 2026

(b)Pursuant to the Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding and Units are not reissued once redeemed.

The following table summarizes the redemptions by Unitholders during the three months ended March 31, 2026.

	Series 1		Series 3		Series 4		Series 5
Date of Redemption	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit

January 31, 2026	274.522	$1,089.22	79.072	$1,984.29	-	$2,892.15	-	$1,807.26
February 28, 2026	382.669	1,096.80	56.052	2,005.46	13.226	2,927.28	30.472	1,825.40
March 31, 2026	424.490	1,194.10	97.937	2,191.37	0.553	3,203.32	-	1,994.28
Total	1,081.681		233.061		13.779		30.472

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, neither the Managing Owner nor its directors or officers adopted or terminated any Rule 10b5 1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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
Managing Owner

Date: May 14, 2026
/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)