Form 10-Q
period 2026-06-30
GLOBAL MACRO TRUST
filed 2026-08-13
CIK 1145765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:   June 30, 2026

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Global Macro Trust
Financial statements
For the three and six months ended June 30, 2026 and 2025 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Trust Capital (c)	8
Statements of Financial Highlights (b)	10
Notes to the Financial Statements	12

(a) At June 30, 2026 (unaudited) and December 31, 2025
(b) For the three and six months ended June 30, 2026 and 2025 (unaudited)
(c) For the six months ended June 30, 2026 and 2025 (unaudited)

Global Macro Trust
Statements of Financial Condition

	June 30, 2026 (unaudited)	December 31, 2025
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes – at fair value
(amortized cost $13,486,556 and $11,038,872)	$13,483,001	$11,053,595
Net unrealized appreciation on open futures and
forward currency contracts	859,113	578,877
Due from brokers, net	2,530,780	1,263,919
Cash denominated in foreign currencies (cost $90,277
and $41,996)	84,003	41,029
Total equity in trading accounts	16,956,897	12,937,420

INVESTMENTS IN U.S. TREASURY NOTES – at fair value
(amortized cost $39,131,041 and $40,931,124)	39,083,459	40,977,577
CASH AND CASH EQUIVALENTS	1,472,831	2,251,505
ACCRUED INTEREST RECEIVABLE	297,626	253,708
Total assets	$57,810,813	$56,420,210

LIABILITIES AND TRUST CAPITAL
LIABILITIES:
Net unrealized depreciation on open futures and forward currency contracts	$125,951	$26,406
Due to Managing Owner	86,856	-
Accrued management fees	99,839	98,895
Accrued installment selling commissions	99,843	99,013
Accrued trade execution and clearing costs	3,056	2,540
Redemptions payable to Unitholders	307,961	1,301,583
Accrued expenses	114,889	101,646
Cash overdraft denominated in foreign currencies (cost $56,365 and $40,880)	56,967	40,808
Total liabilities	895,362	1,670,891

TRUST CAPITAL:
Managing Owner interest (2,009.406 and 1,948.748 units outstanding)	2,344,475	2,083,699
Series 1 Unitholders (29,159.185 and 30,716.571 units outstanding)	34,021,612	32,843,549
Series 3 Unitholders (3,250.120 and 3,812.370 units outstanding)	7,042,691	7,398,900
Series 4 Unitholders (3,091.306 and 3,106.956 units outstanding)	9,824,425	8,775,854
Series 5 Unitholders (1,872.243 and 2,062.117 units outstanding)	3,682,248	3,647,317
Total trust capital	56,915,451	54,749,319

TOTAL	$57,810,813	$56,420,210

NET ASSET VALUE PER UNIT OUTSTANDING:
Series 1 Unitholders	$1,166.75	$1,069.25
Series 3 Unitholders	$2,166.90	$1,940.76
Series 4 Unitholders	$3,178.08	$2,824.58
Series 5 Unitholders	$1,966.76	$1,768.72

See notes to financial statements (unaudited)

Global Macro Trust
Condensed Schedule of Investments (unaudited)
June 30, 2026

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Currencies	(0.02)%	$(13,866)
Energies	0.00	34
Interest rates:
30 Year U.S. Treasury Bond (27 contracts, settlement date September 2026)	0.01	3,531
Other	0.25	143,678

Total interest rates	0.26	147,209

Livestock	0.00	1,270
Metals	(0.99)	(564,438)
Softs	0.00	2,270
Stock indices	0.03	15,490

Total long futures contracts	(0.72)	(412,031)

Short futures contracts:
Currencies	0.10	56,243
Energies	(0.03)	(17,887)
Grains	0.09	49,862
Interest rates:
2 Year U.S. Treasury Note (176 contracts, settlement date September 2026)	0.03	21,336
Other	(0.08)	(47,092)

Total interest rates	(0.05)	(25,756)

Livestock	0.01	5,870
Metals	0.58	330,066
Softs	(0.04)	(23,015)
Stock indices	(0.16)	(89,303)

Total short futures contracts	0.50	286,080

TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	(0.22)	(125,951)

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(2.22)	(1,265,622)
Total short forward currency contracts	3.73	2,124,735

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	1.51	859,113

TOTAL	1.29%	$733,162

		(Continued)

Global Macro Trust
Condensed Schedule of Investments (unaudited)
June 30, 2026
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$17,449,000	U.S. Treasury notes, 1.500%, 08/15/2026	30.57%	$17,398,902
18,360,000	U.S. Treasury notes, 2.000%, 11/15/2026	32.03	18,229,472
17,121,000	U.S. Treasury notes, 2.250%, 02/15/2027	29.76	16,938,086
	Total investments in U.S. Treasury notes
	(amortized cost $52,617,597)	92.36%	$52,566,460

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2025

FUTURES AND FORWARD CURRENCY CONTRACTS	Net Unrealized Appreciation/ (Depreciation) as a % of Trust Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Currencies	0.01%	$3,965
Energies	(0.09)	(46,549)
Grains	(0.01)	(4,956)
Interest rates	0.08	44,844
Metals	1.11	604,510
Softs	0.01	4,626
Stock indices	(0.09)	(47,721)

Total long futures contracts	1.02	558,719

Short futures contracts:
Currencies	(0.00)	(811)
Energies	0.09	49,083
Grains	0.22	121,527
Interest rates	(0.04)	(19,051)
Livestock	(0.01)	(7,840)
Metals	(0.72)	(396,326)
Softs	(0.00)	(940)
Stock indices	(0.03)	(16,018)

Total short futures contracts	(0.49)	(270,376)

TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	0.53	288,343

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.13	621,116
Total short forward currency contracts	(0.65)	(356,988)
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	0.48	264,128

TOTAL	1.01%	$552,471

		(Continued)

Global Macro Trust
Condensed Schedule of Investments
December 31, 2025
U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Trust Capital	Fair Value

$16,160,000	U.S. Treasury notes, 1.625%, 02/15/2026	29.44%	$16,119,284
17,121,000	U.S. Treasury notes, 1.625%, 05/15/2026	31.06	17,002,624
19,149,000	U.S. Treasury notes, 1.500%, 08/15/2026	34.54	18,909,264
	Total investments in U.S. Treasury notes
	(amortized cost $51,969,996)	95.04%	$52,031,172

See notes to financial statements (unaudited)			(Concluded)

Global Macro Trust
Statements of Operations (unaudited)

	For the three months ended
	June 30, 2026	June 30, 2025
INVESTMENT INCOME:
Interest income, net	$532,302	$704,423

EXPENSES:
Brokerage and management fees:
Management fees	296,335	347,154
Installment selling commissions	303,364	342,274
Trade execution and clearing costs	66,942	60,457
Total brokerage and management fees	666,641	749,885

Administrative expenses	106,132	118,544
Custody fees and other expenses	7,771	5,877
Total expenses	780,544	874,306

Managing Owner commission rebate to Unitholders	(48,006)	(44,997)

Net expenses	732,538	829,309

NET INVESTMENT (LOSS)	(200,236)	(124,886)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized (losses) on closed positions:
Futures and forward currency contracts	(411,462)	(1,105,066)
Foreign exchange transactions	(19,808)	(31,315)
Net change in unrealized:
Futures and forward currency contracts	(384,258)	(31,229)
Foreign exchange translation	(5,344)	(1,597)
Net (losses) from U.S. Treasury notes:
Realized	-	(421)
Net change in unrealized	(40,952)	(35,599)
TOTAL NET REALIZED AND UNREALIZED (LOSSES)	(861,824)	(1,205,227)

NET (LOSS) BEFORE PROFIT SHARE TO MANAGING OWNER	(1,062,060)	(1,330,113)
LESS PROFIT SHARE TO (FROM) MANAGING OWNER	-	-
NET (LOSS) AFTER PROFIT SHARE TO (FROM) MANAGING OWNER	$(1,062,060)	$(1,330,113)

NET (LOSS) PER UNIT OUTSTANDING
Series 1 Unitholders	$(27.35)	$(28.31)
Series 3 Unitholders	$(24.47)	$(27.76)
Series 4 Unitholders	$(25.24)	$(27.31)
Series 5 Unitholders	$(27.52)	$(28.87)

See notes to financial statements (unaudited)

Global Macro Trust
Statements of Operations (unaudited)

	For the six months ended
	June 30, 2026	June 30, 2025
INVESTMENT INCOME:
Interest income, net	$1,045,094	$1,499,061

EXPENSES:
Brokerage and management fees:
Management fees	597,459	716,828
Installment selling commissions	608,166	712,896
Trade execution and clearing costs	128,132	124,493
Total brokerage and management fees	1,333,757	1,554,217

Administrative expenses	210,604	224,928
Custody fees and other expenses	14,740	10,752

Total expenses	1,559,101	1,789,897

Managing Owner commission rebate to Unitholders	(87,910)	(91,927)

Net expenses	1,471,191	1,697,970

NET INVESTMENT (LOSS)	(426,097)	(198,909)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	6,001,444	(415,296)
Foreign exchange translation	(72,243)	(40,233)
Net change in unrealized:
Futures and forward currency contracts	180,691	(642,029)
Foreign exchange translation	(5,981)	6,839
Net gains (losses) from U.S. Treasury notes:
Realized	2,043	(421)
Net change in unrealized	(112,313)	(66,239)
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)	5,993,641	(1,157,379)

NET INCOME (LOSS) BEFORE PROFIT SHARE TO MANAGING OWNER	$5,567,544	$(1,356,288)
LESS PROFIT SHARE TO MANAGING OWNER	-	-
NET INCOME (LOSS) AFTER PROFIT SHARE TO MANAGING OWNER	$5,567,544	$(1,356,288)

NET INCOME (LOSS) PER UNIT OUTSTANDING
Series 1 Unitholders	$97.50	$(35.32)
Series 3 Unitholders	$226.14	$(17.60)
Series 4 Unitholders	$353.50	$(0.09)
Series 5 Unitholders	$198.04	$(23.03)

See notes to financial statements (unaudited)		(Concluded)

Global Macro Trust
Statements of Changes in Trust Capital (unaudited)
For the six months ended June 30, 2026:
									New Profit
	Series 1 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Series 5 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Trust capital at
January 1, 2026	$32,843,549	30,716.571	$7,398,900	3,812.370	$8,775,854	3,106.956	$3,647,317	2,062.117	$-	-	$2,083,699	1,948.748	$54,749,319
Subscriptions	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemptions	(1,225,612)	(1,081.681)	(483,928)	(233.061)	(40,485)	(13.779)	(55,624)	(30.472)	-	-	-	-	(1,805,649)
Addt'l units allocated *	-	16.200	-	-	-	-	-	-	-	-	-	30.225	-
Net income
before profit share to (from) Managing Owner	3,788,550	-	928,631	-	1,173,063	-	459,967	-	-	-	279,393	-	6,629,604
Trust capital at
March 31, 2026	$35,406,487	29,651.090	$7,843,603	3,579.309	$9,908,432	3,093.177	$4,051,660	2,031.645	$-	-	$2,363,092	1,978.973	$59,573,274

Subscriptions	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemptions	(590,800)	(507.858)	(694,853)	(329.189)	(5,922)	(1.871)	(304,188)	(159.402)	-	-	-	-	(1,595,763)
Addt'l units allocated *	-	15.953	-	-	-	-	-	-	-	-	-	30.433	-
Net loss
before profit share to (from) Managing Owner	(794,075)	-	(106,059)	-	(78,085)	-	(65,224)	-	-	-	(18,617)	-	(1,062,060)
Trust capital at
June 30, 2026	$34,021,612	29,159.185	$7,042,691	3,250.120	$9,824,425	3,091.306	$3,682,248	1,872.243	$-	-	$2,344,475	2,009.406	$56,915,451

Net asset value per unit outstanding
at March 31, 2026:	$1,194.10		$2,191.37		$3,203.32		$1,994.28

Net asset value per unit outstanding
at June 30, 2026:	$1,166.75		$2,166.90		$3,178.08		$1,966.76

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and to the Managing Owner.

See notes to financial statements (unaudited)													(Continued)

Global Macro Trust
Statements of Changes in Trust Capital (unaudited)
For the six months ended June 30, 2025:
									New Profit
	Series 1 Unitholders		Series 3 Unitholders		Series 4 Unitholders		Series 5 Unitholders		Memo Account		Managing Owner		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Trust capital at
January 1, 2025	$40,577,713	35,025.439	$12,526,745	6,225.709	$9,798,806	3,405.239	$5,277,590	2,856.504	$-	-	$2,122,788	1,832.327	$70,303,642
Subscriptions	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemptions	(906,061)	(782.874)	(233,329)	(114.837)	(94,659)	(32.492)	(179,036)	(96.598)	-	-	-	-	(1,413,085)
Addt'l units allocated *	-	18.051	-	-	-	-	-	-	-	-	-	28.592	-
Net income (loss)
before profit share to (from) Managing Owner	(220,241)	-	64,339	-	92,958	-	16,690	-	-	-	20,079	-	(26,175)
Trust capital at
March 31, 2025	$39,451,411	34,260.616	$12,357,755	6,110.872	$9,797,105	3,372.747	$5,115,244	2,759.906	$-	-	$2,142,867	1,860.919	$68,864,382

Subscriptions	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemptions	(1,352,020)	(1,206.850)	(2,042,467)	(1,030.109)	(140,619)	(48.878)	(687,611)	(378.553)	-	-	-	-	(4,222,717)
Addt'l units allocated *	-	17.962	-	-	-	-	-	-	-	-	-	28.969	-
Net (loss)
before profit share to (from) Managing Owner	(953,351)	-	(181,728)	-	(92,124)	-	(82,765)	-	-	-	(20,145)	-	(1,330,113)
Trust capital at
June 30, 2025	$37,146,040	33,071.728	$10,133,560	5,080.763	$9,564,362	3,323.869	$4,344,868	2,381.353	$-	-	$2,122,722	1,889.888	$63,311,552

Net asset value per unit outstanding
at March 31, 2025:	$1,151.51		$2,022.26		$2,904.79		$1,853.41

Net asset value per unit outstanding
at June 30, 2025:	$1,123.20		$1,994.50		$2,877.48		$1,824.54

* Additional units are issued to Series 1 Unitholders who are charged less than a 7% brokerage fee and to the Managing Owner.

See notes to financial statements (unaudited)													(Concluded)

Global Macro Trust
Statements of Financial Highlights (unaudited)
For the three months ended June 30:	2026				2025
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5
Net income (loss) from operations:
Net investment income (loss)	$ (10.01)	$ 6.03	$ 19.13	$ 0.22	$ (7.82)	$ 7.12	$ 22.68	$ 3.10

Net realized and unrealized (losses) on trading of futures and forward currency contracts	(16.51)	(29.00)	(42.12)	(26.38)	(19.87)	(33.77)	(48.43)	(30.96)
Net (losses) from U.S. Treasury obligations	(0.83)	(1.50)	(2.25)	(1.36)	(0.62)	(1.11)	(1.56)	(1.01)
Profit share allocated (to) from Managing Owner	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Net (loss) per unit	$ (27.35)	$ (24.47)	$ (25.24)	$ (27.52)	$ (28.31)	$ (27.76)	$ (27.31)	$ (28.87)

Net asset value per unit, beginning of period	1,194.10	2,191.37	3,203.32	1,994.28	1,151.51	2,022.26	2,904.79	1,853.41

Net asset value per unit, end of period	$ 1,166.75	$2,166.90	$3,178.08	$1,966.76	$1,123.20	$1,994.50	$2,877.48	$1,824.54
Total return and ratios for the three months ended June 30:	2026				2025
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5
RATIOS TO AVERAGE CAPITAL:
Net investment income (loss) (a)	(3.45)%	1.13%	2.44%	0.04%	(2.79)%	1.43%	3.18%	0.68%
Total expenses (a)	7.16%	2.57%	1.25%	3.66%	7.12%	2.88%	1.13%	3.64%
Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	7.16%	2.57%	1.25%	3.66%	7.12%	2.88%	1.13%	3.64%
Total return before profit share allocation (b)	(2.29)%	(1.12)%	(0.79)%	(1.38)%	(2.46)%	(1.37)%	(0.94)%	(1.56)%
Less: Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION (b)	(2.29)%	(1.12)%	(0.79)%	(1.38)%	(2.46)%	(1.37)%	(0.94)%	(1.56)%
(a) Annualized. Ratios are net Managing Owner commission rebate.
(b) Not annualized.
See notes to financial statements (unaudited)
								(Continued)

Global Macro Trust
Statements of Financial Highlights (unaudited)
For the six months ended June 30:	2026				2025
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5
Net income (loss) from operations:
Net investment income (loss)	$ (20.08)	$ 9.21	$ 36.90	$ 0.47	$ (14.96)	$ 16.09	$ 48.26	$ 7.84

Net realized and unrealized gains (losses) on trading of futures and forward currency contracts	119.77	220.92	322.47	201.19	(19.23)	(31.70)	(45.52)	(29.05)
Net (losses) from U.S. Treasury obligations	(2.19)	(3.99)	(5.87)	(3.62)	(1.13)	(1.99)	(2.83)	(1.82)
Profit share allocated (to) from Managing Owner	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Net income (loss) per unit	$ 97.50	$ 226.14	$ 353.50	$ 198.04	$ (35.32)	$ (17.60)	$ (0.09)	$ (23.03)

Net asset value per unit, beginning of period	1,069.25	1,940.76	2,824.58	1,768.72	1,158.52	2,012.10	2,877.57	1,847.57

Net asset value per unit, end of period	$ 1,166.75	$2,166.90	$3,178.08	$1,966.76	$1,123.20	$1,994.50	$2,877.48	$1,824.54
Total return and ratios for the six months ended June 30:	2026				2025
	Series 1	Series 3	Series 4	Series 5	Series 1	Series 3	Series 4	Series 5
RATIOS TO AVERAGE CAPITAL:
Net investment income (loss) (a)	(3.52)%	0.86%	2.40%	0.04%	(2.62)%	1.61%	3.34%	0.86%
Total expenses (a)	7.17%	2.77%	1.23%	3.59%	7.06%	2.81%	1.07%	3.57%
Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION	7.17%	2.77%	1.23%	3.59%	7.06%	2.81%	1.07%	3.57%
Total return before profit share allocation (b)	9.12%	11.65%	12.52%	11.20%	(3.05)%	(0.87)%	0.00%	(1.25)%
Less: Profit share allocation (b)	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION	9.12%	11.65%	12.52%	11.20%	(3.05)%	(0.87)%	0.00%	(1.25)%

(a) Annualized. Ratios are net Managing Owner commission rebate.
(b) Not annualized.
See notes to financial statements (unaudited)
								(Concluded)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Global Macro Trust’s (the “Trust”) financial condition at June 30, 2026 (unaudited) and December 31, 2025 (audited) and the results of its operations for the three and six months ended June 30, 2026 and 2025 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust’s annual report on Form 10-K filed with the Securities and Exchange Commission as of and for the year ended December 31, 2025. The December 31, 2025 information has been derived from the audited financial statements as of December 31, 2025.

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

Certain reclassifications have been made to previously reported amounts to conform to the current period’s presentation.

There have been no material changes with respect to the Trust’s critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Trust’s Annual Report on Form 10-K for fiscal year 2025.

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

The following tables represent the Trust’s investments by hierarchical level as of June 30, 2026 and December 31, 2025 in valuing the Trust’s investments at fair value. During the six and twelve months ended June 30, 2026 and December 31, 2025, the Trust held no assets or liabilities in Level 3.

Financial Assets and Liabilities at Fair Value as of June 30, 2026

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$52,566,460	$-	$52,566,460
Short-term money market fund*	1,222,831	-	1,222,831
Exchange-traded futures contracts
Currencies	42,377	-	42,377
Energies	(17,853)	-	(17,853)
Grains	49,862	-	49,862
Interest rates	121,453	-	121,453
Livestock	7,140	-	7,140
Metals	(234,372)	-	(234,372)
Softs	(20,745)	-	(20,745)
Stock indices	(73,813)	-	(73,813)

Total exchange-traded futures contracts	(125,951)	-	(125,951)

Over-the-counter forward currency contracts	-	859,113	859,113

Total futures and forward currency contracts (2)	(125,951)	859,113	733,162

Total financial assets and liabilities at fair value	$53,663,340	$859,113	$54,522,453

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$13,483,001
Investments in U.S. Treasury notes held in custody			39,083,459
Total investments in U.S. Treasury notes			$52,566,460

(2)
Net unrealized appreciation on open futures and forward currency contracts			$859,113
Net unrealized depreciation on open futures and forward currency contracts			(125,951)
Total net unrealized appreciation on open futures and forward currency contracts			$733,162

*The short-term money market fund is included in Cash and Cash Equivalents in the Statements of Financial Condition.

Financial Assets and Liabilities at Fair Value as of December 31, 2025

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$52,031,172	$-	$52,031,172
Short-term money market fund*	2,001,505	-	2,001,505
Exchange-traded futures contracts
Currencies	3,154	-	3,154
Energies	2,534	-	2,534
Grains	116,571	-	116,571
Interest rates	25,793	-	25,793
Livestock	(7,840)	-	(7,840)
Metals	208,184	-	208,184
Softs	3,686	-	3,686
Stock indices	(63,739)	-	(63,739)

Total exchange-traded futures contracts	288,343	-	288,343

Over-the-counter forward currency contracts	-	264,128	264,128

Total futures and forward currency contracts (2)	288,343	264,128	552,471

Total financial assets and liabilities at fair value	$54,321,020	$264,128	$54,585,148

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$11,053,595
Investments in U.S. Treasury notes held in custody			40,977,577
Total investments in U.S. Treasury notes			$52,031,172

(2)
Net unrealized appreciation on open futures and forward currency contracts			$578,877
Net unrealized depreciation on open futures and forward currency contracts			(26,406)
Total net unrealized appreciation on open futures and forward currency contracts			$552,471

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

The Trust engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Trust at June 30, 2026, by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at June 30, 2026 and December 31, 2025. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at June 30, 2026

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$2,349	$(16,215)	$57,321	$(1,078)	$42,377
Energies	4,764	(4,730)	29,219	(47,106)	(17,853)
Grains	-	-	65,752	(15,890)	49,862
Interest rates	221,820	(74,611)	62,917	(88,673)	121,453
Livestock	1,270	-	5,870	-	7,140
Metals	50,773	(615,211)	405,356	(75,290)	(234,372)
Softs	3,170	(900)	305	(23,320)	(20,745)
Stock indices	39,519	(24,029)	15,283	(104,586)	(73,813)

Total futures contracts	323,665	(735,696)	642,023	(355,943)	(125,951)

Forward currency contracts	122,775	(1,388,397)	2,212,538	(87,803)	859,113

Total futures and
forward currency contracts	$446,440	$(2,124,093)	$2,854,561	$(443,746)	$733,162

Fair Value of Futures and Forward Currency Contracts at December 31, 2025

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$4,638	$(673)	$2,324	$(3,135)	$3,154
Energies	23,840	(70,389)	49,600	(517)	2,534
Grains	-	(4,956)	122,840	(1,313)	116,571
Interest rates	55,811	(10,967)	41,073	(60,124)	25,793
Livestock	-	-	370	(8,210)	(7,840)
Metals	640,756	(36,246)	14,253	(410,579)	208,184
Softs	4,973	(347)	4,711	(5,651)	3,686
Stock indices	68,976	(116,697)	12,227	(28,245)	(63,739)

Total futures contracts	798,994	(240,275)	247,398	(517,774)	288,343

Forward currency contracts	830,641	(209,525)	126,951	(483,939)	264,128

Total futures and
forward currency contracts	$1,629,635	$(449,800)	$374,349	$(1,001,713)	$552,471

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three and six months ended June 30, 2026 and 2025 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below:

Trading gains (losses) of futures and forward currency contracts for the three and six months ended June 30, 2026 and 2025

	Three months ended:	Three months ended:	Six months ended:	Six months ended:
Sector	2026	2025	2026	2025

Futures contracts:
Currencies	$195,848	$(39,404)	$188,494	$(337,336)
Energies	(1,128,658)	(781,292)	385,978	(295,862)
Grains	184,405	40,569	(34,180)	(41,583)
Interest rates	(770,283)	124,604	2,262,128	343,301
Livestock	26,650	20,620	23,510	7,470
Metals	(347,197)	58,516	774,692	786,274
Softs	(102,182)	(58,334)	(172,395)	31,867
Stock indices	(51,994)	(131,040)	820,040	(256,011)

Total futures contracts	(1,993,411)	(765,761)	4,248,267	238,120

Forward currency contracts	1,197,691	(370,534)	1,933,868	(1,295,445)

Total futures and forward currency contracts	$(795,720)	$(1,136,295)	$6,182,135	$(1,057,325)

The following table presents average notional value by sector in U.S. dollars of open futures and forward currency contracts for the six months ended June 30, 2026 and 2025. The Trust’s average net asset value for the six months ended June 30, 2026 and 2025 was approximately $57,000,000 and $68,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the six months ended June 30, 2026 and 2025

	2026		2025
Sector	Long Positions	Short Positions	Long Positions	Short Positions

Futures contracts:
Currencies	$1,866,121	$4,242,592	$783,481	$4,964,223
Energies	3,798,392	1,982,210	15,662,781	1,020,298
Grains	1,280,672	4,185,395	187,223	4,150,358
Interest rates	38,635,311	49,823,480	41,548,041	43,109,053
Livestock	26,187	246,430	329,687	97,073
Metals	3,707,392	117,356	5,635,312	780,632
Softs	400,195	354,207	1,108,653	528,426
Stock indices	17,284,292	5,904,326	32,539,028	5,909,573

Total futures
contracts	66,998,562	66,855,996	97,794,206	60,559,636

Forward currency
contracts	27,434,897	21,028,806	18,434,988	18,300,762

Total average
notional	$94,433,459	$87,884,802	$116,229,194	$78,860,398

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at June 30, 2026 and 2025. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the Managing Owner believes it is a more meaningful representation of notional values of the Trust’s open interest rate positions.

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

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of June 30, 2026 and December 31, 2025.

Offsetting of derivative assets and liabilities at June 30, 2026

	Gross amounts of recognized assets	Gross amounts offset in the Statements of Financial Condition	Net amounts of assets presented in the Statements of Financial Condition
Assets
Forward currency contracts
Counterparty G	787,412	(310,135)	477,277
Counterparty K	1,547,901	(1,166,065)	381,836
Total forward currency contracts	2,335,313	(1,476,200)	859,113

Total assets	$2,335,313	$(1,476,200)	$859,113
			(Continued)

	Gross amounts of recognized liabilities	Gross amounts offset in the Statements of Financial Condition	Net amounts of liabilities presented in the Statements of Financial Condition
Liabilities
Futures contracts
Counterparty C	$58,536	$(53,882)	$4,654
Counterparty J	205,472	(128,088)	77,384
Counterparty L	827,631	(783,718)	43,913
Total futures contracts	1,091,639	(965,688)	125,951

Total liabilities	$1,091,639	$(965,688)	$125,951
			(Concluded)

	Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net amounts of assets presented in the Statements of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty G	$477,277	$-	$-	$477,277
Counterparty K	381,836	-	-	381,836

Total	$859,113	$-	$-	$859,113

		Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net amounts of liabilities presented in the Statements of Financial Condition	Financial Instruments	Collateral Pledged(2)(4)	Net Amount

Counterparty C	$4,654	$-	$(4,654)	$-
Counterparty J	77,384	-	(77,384)	-
Counterparty L	43,913	-	(43,913)	-

Total	$125,951	$-	$(125,951)	$-

(1) Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange.
(2) Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets and liabilities presented in the Statements of Financial Condition for each respective counterparty.
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of June 30, 2026.
(4) Collateral pledged, if any, includes both cash and U.S. Treasury notes held at each respective counterparty as of June 30, 2026.

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

The Trust’s forward currency trading activities are cleared through DB and BA. The Trust’s concentration of credit risk associated with DB or BA nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB and BA. The amount of such credit risk was $8,195,774 and $5,625,256 at June 30, 2026 and December 31, 2025, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and six months ended June 30, 2026 and 2025. Profit share earned (from Unitholders’ redemptions) is credited to the New Profit Memo Account as defined in the Trust’s Declaration of Trust and Trust Agreement (the “Trust Agreement”).

Three months ended:
	June 30,	June 30,
	2026	2025
Profit share earned	$-	$-
Reversal of profit share (1)	-	-
Profit share accrued	-	-
Total profit share	$-	$-

Six months ended:
	June 30,	June 30,
	2026	2025
Profit share earned	$-	$-
Profit share accrued	-	-
Total profit share	$-	$-

(1) On April 1st

5. RELATED PARTY TRANSACTIONS

The Trust pays all routine expenses, such as legal, accounting, printing, postage and similar administrative expenses (including the Trustee’s fees, the charges of an outside accounting services agency and the expenses of updating the Trust’s Prospectus), as well as extraordinary costs. At June 30, 2026 and December 31, 2025, the Managing Owner is owed $86,856 and $0, respectively, from the Trust in connection with such expenses it has paid on the Trust’s behalf (and is included in “Due to Managing Owner” in the Statements of Financial Condition).

Series 1 Unitholders who redeem Units at or prior to the end of the first eleven months after such Units are sold shall be assessed redemption charges calculated based on their redeemed Units’ net asset value as of the date of redemption. All redemption charges will be paid to the Managing Owner. There was no redemption charge payable at June 30, 2026 or December 31, 2025.

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

7. BROKERAGE AND CUSTODIAL FEES

Per the Trust agreement, selling agents are prohibited from receiving amounts in excess of 9.5% of the gross offering proceeds of Series 1 Units sold subsequent to August 12, 2009. During the three and six months ended June 30, 2026 and 2025, the Managing Owner rebated to the Trust for the benefit of all holders of Series 1 Units, all amounts that would have otherwise been due to selling agents but for the 9.5% cap. Further, in certain cases, there are Series 1 Units that remain outstanding, where there is no longer a selling agent associated with such Units. Beginning in August 2014, the Managing Owner rebated such amounts to the Trust for the benefit of all holders of Series 1 Units. The total amounts rebated to the Trust for both of these items were as follows:

	Three months ending June 30,		Six months ending June 30,
	2026	2025	2026	2025

Brokerage fee rebates	$ 48,006	$ 44,997	$ 87,910	$ 91,927

8. DUE FROM/TO BROKERS, NET

At June 30, 2026 and December 31, 2025, due from and due to brokers, net balances, if applicable, in the Statements of Financial Condition include net cash receivable from each broker and net cash payable to each broker, respectively. The due from brokers, net balance also includes cash held as collateral at Bank of America, N.A for open forward currency contracts.

9. SUBSEQUENT EVENTS

The Managing Owner has performed its evaluation of subsequent events from July 1, 2026 to August 13, 2026, the date this Form 10-Q was filed. Based on such evaluation, no events were discovered that required disclosure or adjustment to the financial statements.

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

During its operations for the three and six months ended June 30, 2026, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

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

Series 1 Units, which were initially issued simply as “Units” beginning on July 23, 2001, were the only Series of Units available prior to 2009. Series 3 Units were first issued on September 1, 2009, Series 4 Units were first issued on November 1, 2010 and Series 5 Units were first issued on April 1, 2018. The Trust’s past performance is not necessarily indicative of how it will perform in the future.

Periods ended June 30, 2026

Month Ended:		Total Trust Capital

June 30, 2026		$56,915,451
March 31, 2026		59,573,274
December 31, 2025		54,749,319

	Three months ended	Six months ended
Change in Trust Capital	$(2,657,823)	$2,166,132
Percent Change	(4.46)%	3.96%

THREE MONTHS ENDED JUNE 30, 2026

The decrease in the Trust’s net assets of $2,657,823 was attributable to net loss after profit share of $1,062,060 and redemptions of $1,595,763.

Management fees and installment selling commissions are calculated on the net asset value of the Series 1 Units, Series 3 Units and Series 5 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees and installment selling commissions for the three months ended June 30, 2026 decreased $50,819 and $41,919 (net of Managing Owner commission rebate to Unitholders), respectively, relative to the corresponding period in 2025, due to a decrease in the Trust’s Series 1, Series 3 and Series 5 average net assets.

Trade execution and clearing costs, include costs relating to electronic trading (such as, but not limited to: National Futures Association (“NFA”) fees; exchange-related fees; foreign currency prime brokerage fees; externally incurred costs of establishing and utilizing electronic trading, computer, software and systems connections directly or indirectly with the Trust’s brokers and counterparties or with third parties to facilitate electronic trading with the Trust’s brokers and counterparties; and execution related data acquisition and subscription costs). Trade execution and clearing costs for the three months ended June 30, 2026 increased $6,485 relative to the corresponding period in 2025. The increase was due mainly to an increase in trading volume during the three months ended June 30, 2026, which was partially offset by a decrease in the Trust’s net assets relative to the corresponding period in 2025.

Administrative expenses for the three months ended June 30, 2026 decreased $12,412 relative to the corresponding period in 2025. The decrease was due mainly to a reduction in professional fees accruals during the three months ended June 30, 2026 relative to the corresponding period in 2025.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust’s brokers and custodian. Interest income for the three months ended June 30, 2026 decreased $172,121 relative to the corresponding period in 2025. This decrease was due predominantly to a decrease in short-term U.S. Treasury yields and a decrease in the Trust’s net assets during the three months ended June 30, 2026 relative to the corresponding period in 2025.

During the three months ended June 30, 2026, the Trust experienced net realized and unrealized losses of $861,824 from its trading operations (including foreign exchange transactions and translations and Treasury obligations). Total brokerage and management fees of $666,641, administrative expenses of $106,132, and custody fees and other expenses of $7,771 were incurred. Interest income of $532,302 and Managing Owner commission rebate to Unitholders of $48,006 partially offset the Trust expenses resulting in net loss after profit share to the Managing Owner of $1,062,060. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Trust Capital
Currencies	2.48%
Energies	(1.96)%
Grains	0.35%
Interest rates	(1.29)%
Livestock	0.03%
Metals	(0.63)%
Softs	(0.19)%
Stock indices	(0.07)%

Gross trading loss	(1.28)%

SIX MONTHS ENDED JUNE 30, 2026

The increase in the Trust’s net assets of $2,166,132 was attributable to net income after profit share of $5,567,544, which was partially offset by redemptions of $3,401,412.

Management fees and installment selling commissions are calculated on the net asset value of the Series 1 Units, Series 3 Units and Series 5 Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees and installment selling commissions for the six months ended June 30, 2026 decreased $119,369 and $100,713 (net of Managing Owner commission rebate to Unitholders), respectively, relative to the corresponding period in 2025, due to a decrease in the Trust’s Series 1, Series 3 and Series 5 average net assets.

Trade execution and clearing costs, include costs relating to electronic trading (such as, but not limited to: National Futures Association (“NFA”) fees; exchange-related fees; foreign currency prime brokerage fees; externally incurred costs of establishing and utilizing electronic trading, computer, software and systems connections directly or indirectly with the Trust’s brokers and counterparties or with third parties to facilitate electronic trading with the Trust’s brokers and counterparties; and execution related data acquisition and subscription costs). Trade execution and clearing costs for the six months ended June 30, 2026 increased $3,639 relative to the corresponding period in 2025. The increase was due mainly to an increase in trading volume during the six months ended June 30, 2026, which was partially offset by a decrease in the Trust’s net assets relative to the corresponding period in 2025.

Administrative expenses for the six months ended June 30, 2026 decreased $14,324 relative to the corresponding period in 2025. The decrease was due mainly to a reduction in professional fees accruals during the six months ended June 30, 2026 relative to the corresponding period in 2025.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust’s brokers and custodian. Interest income for the six months ended June 30, 2026 decreased $453,967 relative to the corresponding period in 2025. This decrease was due predominantly to a decrease in short-term U.S. Treasury yields and a decrease in the Trust’s net assets during the six months ended June 30, 2026 relative to the corresponding period in 2025.

During the six months ended June 30, 2026, the Trust experienced net realized and unrealized gains of $5,993,641 from its trading operations (including foreign exchange transactions and translations and Treasury obligations). Total brokerage and management fees of $1,333,757, administrative expenses of $210,604, and custody fees and other expenses of $14,740 were incurred. Interest income of $1,045,094 and Managing Owner commission rebate to Unitholders of $87,910 partially offset the Trust expenses resulting in net income after profit share to the Managing Owner of $5,567,544. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Trust Capital
Currencies	3.85%
Energies	0.79%
Grains	(0.02)%
Interest rates	4.17%
Livestock	0.05%
Metals	1.43%
Softs	(0.29)%
Stock indices	1.54%

Gross trading gain	11.52%

MANAGEMENT DISCUSSION –2026

Three months ended June 30, 2026

The Trust was unprofitable during the quarter as losses trading interest rate, energy, metal and soft commodity futures outpaced the profits from trading currency forwards and grain futures. Trading of equity futures and livestock futures were each nearly flat.

Global interest rates, which had risen in March after the start of U.S.-Iran hostilities, were volatile throughout the second quarter, amid uncertainty regarding the U.S.-Iran conflict. Higher rates coincided with rising inflation and supply disruptions involving the closure of the Strait of Hormuz; reported worries about government deficits and debt levels globally; expanding private demand for capital to fund capital expenditure trends; and the shift towards tighter central bank monetary policies. However, interest rates later declined alongside reports that Iran and the U.S. were seeking a deal to extend their existing ceasefire to work towards an agreement to end the ongoing conflict. In mid-June, the U.S. and Iran signed a Memorandum of Understanding (“MOU”). Short positions in German, Italian, French, British, Canadian and long-

term U.S. interest rate futures were unprofitable. Conversely, short positions in short- and medium-term U.S. interest rate futures posted partially offsetting gains, which seemed to reflect a hawkish shift in U.S. monetary policy, coinciding with new Federal Reserve (“Fed”) Chairman Kevin Warsh’s first post-meeting press conference.

The continued U.S.-Iran hostilities and the Strait of Hormuz closure were accompanied by volatile trading during the first half of the quarter, with energy prices holding near one-year highs. However, energy prices later declined toward pre-conflict levels amid reported improvements in negotiations between the warring parties and the signing of the MOU. Long futures positions in Brent crude, WTI crude, London gas oil and U.S. and European Title Transfer Facility (TTF) natural gas were unprofitable. A short heating oil position was also unprofitable in April, as was a short carbon emissions trade in May. Conversely, a short RBOB gasoline trade was profitable during May and June.

Early in the quarter, metal prices generally remained elevated amid reported optimism regarding long-term capital expenditure trends. By May, however, metal prices declined during a period characterized by high interest rates, a strong and volatile U.S. dollar, Middle East turmoil, weaker demand from China, uncertainty regarding global growth, the signing of the MOU, and a relatively hawkish press conference from new Fed Chairman Kevin Warsh. Long copper and aluminum positions were unprofitable, especially in May and June. Long gold trades were also unprofitable. On the other hand, a short platinum position and trading of nickel registered partially offsetting gains.

During the quarter, cocoa prices increased, alongside supply and quality concerns, amid reports of heavy rains and flooding in key West African cocoa-growing regions, worries regarding El Niño-related climate risks and higher fertilizer and shipping costs. Short cocoa positions produced losses. A short coffee position was also unprofitable as prices increased amid weather concerns.

The U.S. dollar advanced broadly in volatile trading during the quarter. During the same period, U.S. interest rates increased and market participants seemed to anticipate a Fed rate increase. The U.S. dollar continued to strengthen late in June, and Fed Chairman Kevin Warsh delivered remarks reaffirming the Fed’s commitment to addressing inflation. The Fed raised its 2026 Personal Consumption Expenditures Index (PCE) inflation projections, and headline PCE inflation measured 4.1% in May. The signing of the MOU by the U.S. and Iran and continued investment in artificial intelligence (AI) also coincided with a strong U.S. dollar. Long U.S. dollar positions versus the Canadian dollar, New Zealand dollar, Swiss franc, European euro, Swedish krona, Japanese yen and Mexican peso were profitable. Short U.S. dollar trades early in the quarter against the high-yielding Brazilian real and South African rand, and energy-related Norwegian krone were also profitable.

Grain prices were volatile during the quarter amid changing expectations regarding global trade, geopolitical developments and weather concerns. Early in the quarter, grain prices increased. During the same period, market participants seemed to be concerned with drought in the U.S., rising fertilizer and transportation costs associated with supply disruptions in the Strait of Hormuz and potential El Niño-related weather impacts. By June, however, grain futures prices declined alongside lower war-risk premiums and transportation costs, improving global supply prospects, a stronger U.S. dollar, reduced demand for corn as a biofuel feedstock and the signing of the MOU by the U.S. and Iran. A long soybean oil trade was profitable as soybean oil prices rose in April and May amid demand for its use in biofuels. A short corn trade generated a sizable gain during late May and June as prices declined along with biofuel feedstock demand. Conversely, short wheat and soybean positions posted partially offsetting losses early in the quarter.

Trading in equity futures was mixed and marginally negative on balance during the quarter amid a range of macroeconomic and geopolitical developments. On the one hand, market participants seemed to focus on geopolitical developments in the Middle East and related energy, growth, inflation and interest rate concerns, together with substantial investment financing needs and the SpaceX IPO, which coincided with tighter market liquidity. On the other hand, market participants also appeared to focus on the long-term capital expenditure trends encompassing AI, energy expansion and transition, defense and security, and supply chain initiatives, together with solid earnings growth. Short positions in U.S. and Euro STOXX index futures and trading in Korean, Japanese, Singaporean and Chinese A-50 index futures were unprofitable. Meanwhile, long positions in United Kingdom, Spanish, Canadian, and Taiwanese equity index futures, short positions in Chinese, Australian, Brazilian and U.S. S&P 500 index futures, and trading in South African equity index futures posted largely offsetting profits.

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

Sector	% Gain (Loss) of Trust Capital
Currencies	(0.56)%
Energies	(1.07)%
Grains	0.08%
Interest rates	0.06%
Livestock	0.04%
Metals	0.05%
Softs	(0.10)%
Stock indices	(0.12)%

Gross trading loss	(1.62)%

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

Sector	% Gain (Loss) of Trust Capital
Currencies	(2.29)%
Energies	(0.36)%
Grains	(0.04)%
Interest rates	0.38%
Livestock	0.02%
Metals	1.09%
Softs	0.04%
Stock indices	(0.32)%

Gross trading loss	(1.48)%

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

CONTRACTUAL OBLIGATIONS

The Trust does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Trust’s sole business is trading futures, forward currency, spot, option, and swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Trust for less than four months before being offset or rolled over into new contracts with similar maturities. The Trust’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Trust’s open futures and forward currency contracts, both long and short, at June 30, 2026 and December 31, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

The Managing Owner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Trust as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the

Managing Owner’s internal controls over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Managing Owner’s internal controls over financial reporting with respect to the Trust.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)There have been no sales of unregistered securities of the Trust during the three months ended June 30, 2026

(b)Pursuant to the Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding and Units are not reissued once redeemed.

The following table summarizes the redemptions by Unitholders during the three months ended June 30, 2026.

	Series 1		Series 3		Series 4		Series 5
Date of Redemption	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit	Units Redeemed	NAV per Unit

April 30, 2026	224.566	$1,174.03	-	$2,164.22	1.871	$3,165.44	-	$1,966.73
May 31, 2026	108.542	1,135.63	281.161	2,101.22	-	3,077.53	159.402	1,908.31
June 30, 2026	174.750	1,166.75	48.028	2,166.90	-	3,178.08	-	1,966.76
Total	507.858		329.189		1.871		159.402

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2026, neither the Managing Owner nor its directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended ).

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
Managing Owner

Date: August 13, 2026
/s/ Michael W. Carter
Michael W. Carter
Vice-President
(Principal Accounting Officer)